Form 10-Q
period 1999-09-30
NETSCOUT SYSTEMS INC
filed 1999-11-15
CIK 1078075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 0000-26251

                             NETSCOUT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      04-2837575
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                4 Technology Park Drive, Westford, MA     01886
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (978) 614-4000
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|  NO |_|

The number of shares outstanding of the registrant's common stock, as of November 9, 1999 was 25,743,125

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS

Item Number                                                                Page
                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3
             a.) Consolidated Balance Sheet:
                 As of September 30, 1999 (unaudited) and March 31, 1999
             b.) Consolidated Statement of Income:
                 For the three and six months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)
             c.) Consolidated Statement of Cash Flows:
                 For the six months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)
             d.) Notes to the Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8

Item 3. Quantitative and Qualitative Disclosures About Market Risk          18

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                   19


Item 2. Changes in Securities and Use of Proceeds                           19


Item 6. Exhibits and Reports on Form 8-K                                    19


SIGNATURES                                                                  20


EXHIBIT INDEX                                                               21

                          PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             NetScout Systems, Inc.
                           Consolidated Balance Sheet
                                 (In thousands)

                                                                                       September 30,   March 31,
                                                                                            1999         1999
                                                                                          --------     --------
                                                                                        (unaudited)
Assets
Current assets:
Cash and cash equivalents                                                                 $ 44,554     $ 25,477
Short-term investments                                                                      14,622           --
Accounts receivable, net of allowance for doubtful accounts and returns of $1,023
and $1,036 at September 30, 1999 (unaudited) and March 31, 1999, respectively                9,429        6,550
Inventories                                                                                  2,779        3,165
Refundable income taxes                                                                         69          217
Deferred income taxes                                                                        1,196        1,196
Prepaids and other current assets                                                            2,700          821
                                                                                          --------     --------
   Total current assets                                                                     75,349       37,426
Fixed assets, net                                                                            5,424        4,227
Notes receivable - stockholders                                                                 --        2,000
Deferred income taxes                                                                          321          321
                                                                                          --------     --------
   Total assets                                                                           $ 81,094     $ 43,974
                                                                                          ========     ========
Liabilities, Redeemable Convertible Common Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable                                                                          $  3,528     $  3,945
Accrued compensation                                                                         3,482        3,539
Accrued other                                                                                1,467        1,165
Customer deposits                                                                               34           34
Deferred revenue                                                                             5,071        4,254
                                                                                          --------     --------
   Total current liabilities                                                                13,582       12,937
                                                                                          --------     --------

Commitments and contingencies

Class B redeemable convertible common stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 1999 (unaudited); 6,977,254
shares authorized, issued and outstanding at March 31, 1999                                     --       44,161
                                                                                          --------     --------

Stockholder's equity (deficit):

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 1999 (unaudited); no shares authorized, issued or outstanding at March 31, 1999

Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 1999 (unaudited); 631,579 shares
authorized and issued, 315,790 shares outstanding at March 31, 1999                             --        5,964

Common stock, $0.001 par value:

Voting, 150,000,000 shares authorized, 29,699,904 shares issued, 25,722,650 shares outstanding at September 30, 1999 (unaudited); 121,798,382 shares authorized, 16,000,000 shares issued, 11,250,502 shares outstanding
at March 31, 1999                                                                               30           16

Non-voting, no shares authorized, issued or outstanding at September 30, 1999
(unaudited); 21,224,364 shares authorized, 4,035,858 shares issued, 3,071,258
shares outstanding at March 31, 1999                                                            --            4
Additional paid-in capital                                                                  63,071        2,143
Deferred compensation                                                                       (1,066)      (1,312)
Treasury stock                                                                             (25,306)     (44,394)
Retained earnings                                                                           30,783       24,455
                                                                                          --------     --------
Total stockholder's equity (deficit)                                                        67,512      (13,124)
                                                                                          --------     --------
Total liabilities, redeemable convertible common stock and stockholders'
equity (deficit)                                                                          $ 81,094     $ 43,974
                                                                                          ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NetScout Systems, Inc.
                        Consolidated Statement of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended       Six Months Ended
                                               September 30,           September 30,
                                             1999        1998        1999        1998
                                           -------     -------     -------     -------

Revenue:
   Product                                 $13,541     $11,863     $26,355     $23,410
   Service                                   3,099       2,284       5,564       4,157
   License and royalty                       3,664       1,999       7,456       3,842
                                           -------     -------     -------     -------
      Total revenue                         20,304      16,146      39,375      31,409
                                           -------     -------     -------     -------

Cost of revenue:
   Product                                   5,087       4,347       9,901       8,687
   Service                                     407         320         820         616
                                           -------     -------     -------     -------
      Total cost of revenue                  5,494       4,667      10,721       9,303
                                           -------     -------     -------     -------

Gross margin                                14,810      11,479      28,654      22,106
                                           -------     -------     -------     -------

Operating expenses:
   Research and development                  2,459       1,760       4,700       3,492
   Sales and marketing                       6,711       4,527      12,751       9,535
   General and administrative                1,150       1,213       2,087       2,028
                                           -------     -------     -------     -------
      Total operating expenses              10,320       7,500      19,538      15,055
                                           -------     -------     -------     -------

Income from operations                       4,490       3,979       9,116       7,051
Interest income, net                           504         243         776         443
                                           -------     -------     -------     -------
Income before provision for
      income taxes                           4,994       4,222       9,892       7,494
Provision for income taxes                   1,800       1,520       3,564       2,698
                                           -------     -------     -------     -------
Net income                                 $ 3,194     $ 2,702     $ 6,328     $ 4,796
                                           =======     =======     =======     =======

Basic net income per share                 $  0.16     $  0.14     $  0.36     $  0.25
Diluted net income per share               $  0.12     $  0.11     $  0.25     $  0.20
Shares used in computing:
      Basic net income per share            20,556      19,611      17,461      19,486
      Diluted net income per share          26,575      23,677      25,749      23,625

Pro forma basic net income per share       $  0.13     $  0.12     $  0.27     $  0.22
Pro forma diluted net income per share     $  0.12     $  0.11     $  0.25     $  0.20
Shares used in computing:
Pro forma basic net income per share        24,317      22,138      23,450      22,012
Pro forma diluted net income per share      26,575      23,677      25,749      23,625

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NetScout Systems, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                              September 30,
                                                                           1999          1998
                                                                         --------      --------
Cash flows from operating activities:
         Net income                                                      $  6,328      $  4,988
         Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                   1,254           889
            Loss on disposal of fixed assets                                   43            45
            Compensation expense associated with equity awards                246           123
            Changes in assets and liabilities:
              Accounts receivable                                          (2,879)       (1,335)
              Inventories                                                     386           906
              Refundable income taxes                                         148           802
              Prepaids and other current assets                            (1,879)          125
              Accounts payable                                               (417)         (541)
              Accrued expenses                                                245           (86)
              Customer deposits                                                --           (69)
              Deferred revenue                                                817           302
                                                                         --------      --------
              Net cash provided by operating activities                     4,292         6,149
                                                                         --------      --------

Cash flows from investing activities:
         Purchase of marketable securities                                (14,622)           --
         Proceeds from maturity of marketable securities                       --         8,834
         Purchase of fixed assets                                          (2,494)       (1,199)
                                                                         --------      --------
              Net cash provided (used) by investing activities            (17,116)        7,635
                                                                         --------      --------

Cash flows from financing activities:
         Proceeds from issuance of common stock                            29,901            10
         Proceeds from notes receivable                                     2,000            --
                                                                         --------      --------
              Net cash provided by financing activities                    31,901            10
                                                                         --------      --------

Net increase in cash and cash equivalents                                  19,077        13,794

Cash and cash equivalents, beginning of year                               25,477         6,341
                                                                         --------      --------
Cash and cash equivalents, end of period                                 $ 44,554      $ 20,135
                                                                         ========      ========

Supplemental disclosure of cash flow information:
         Cash paid for interest                                          $      3      $      1

         Cash paid for income taxes                                      $  3,429      $  2,005

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 1999 and for the three and six months ended September 30, 1999 and 1998 are unaudited. In the opinion of NetScout's management, the September 30, 1999 and 1998 unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the six month period ended September 30, 1999 are not necessarily indicative of the results of operations for the year ended March 31, 2000.

     The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in NetScout's Registration Statement on Form S-1, as amended (No. 333-76843), as filed with the Securities and Exchange Commission.

2. Cash, Cash Equivalents and Short-term Investments

     NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be investments. Cash equivalents and investments are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and investments consist primarily of money market instruments and U.S. Treasury bills.

3. Inventories

     Inventories consist of the following:

                                      September 30,            March 31,
                                          1999                   1999
                                         ------                 ------

         Raw materials                   $1,945                 $2,620
         Work-in-process                    264                    348
         Finished goods                     570                    197
                                         ------                 ------
                                         $2,779                 $3,165
                                         ======                 ======

4. Stockholders' Equity

     In August 1999, NetScout completed an initial public offering of 3,000,000 shares of its common stock for net proceeds of $29.6 million after underwriter commissions and offering expenses. As a result, all outstanding shares (including shares held in treasury) of Series A Preferred Stock, Class B Convertible Common Stock and Non-Voting Common Stock were automatically converted into 2,526,316, 6,977,254 and 4,062,321 shares, respectively, of voting common stock.

5. Net Income per Share

     Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income per share is computed by dividing income available to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential shares of common stock from the assumed exercise of stock options and shares of common stock subject to repurchase using the "treasury stock" method and the assumed conversion of Series A Preferred Stock and the Class B Convertible Common Stock.

6. Pro Forma Net Income Per Share

     Pro forma basic and diluted net income per share are computed assuming the conversion of all shares of Series A Preferred Stock, Class B Convertible Common Stock and Non-Voting Common Stock into Voting Common Stock, as if the shares had been converted immediately upon their issuance.

7. Geographic Information

     Revenue was distributed geographically as follows:

                                        Three Months Ended          Six Months Ended
                                           September 30,              September 30,
                                         1999         1998          1999         1998
                                       -------      -------       -------      -------

           North America............   $17,876      $14,513       $33,318      $27,704

           Other international......     2,428        1,633         6,057        3,705
                                       -------      -------       -------      -------

                                       $20,304      $16,146       $39,375      $31,409
                                       =======      =======       =======      =======

     Substantially all of NetScout's identifiable assets are located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission, as amended (No. 333-76843).

     In addition to the other information in this report, the following Management Discussion and Analysis should be considered carefully in evaluating the Company and our business. This Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may", "will", "could", "should", "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Affect Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

Overview

     NetScout designs, develops, manufactures, markets and supports a family of products that enable businesses and network service providers to manage the performance of their computer networks and software applications. Our products include data collection devices, consisting of probes and software agents, which collect, aggregate and perform detailed analysis of computer network and application data, and analytical and presentation software, which provides current network and application performance information in an easy-to-use, graphical format.

     We were incorporated in 1984 and primarily provided consulting services until 1992 when we began to develop and market our first computer network performance management products. Our operations have been financed principally through cash provided by operations and we have been profitable for each of the last six years.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statement of Income:

                             NetScout Systems, Inc.
                         Statement of Income Percentages
                                   (Unaudited)

                                          Three Months Ended    Six Months Ended
                                             September 30,       September 30,
                                             1999      1998      1999      1998
                                            -----     -----     -----     -----
Revenue:
  Product                                    66.7%     73.5%     66.9%     74.5%
  Service                                    15.3%     14.1%     14.1%     13.3%
  License and royalty                        18.0%     12.4%     19.0%     12.2%
                                            -----     -----     -----     -----
      Total revenue                         100.0%    100.0%    100.0%    100.0%
                                            -----     -----     -----     -----
Cost of revenue:
  Product                                    25.1%     26.9%     25.1%     27.7%
  Service                                     2.0%      2.0%      2.1%      2.0%
                                            -----     -----     -----     -----
      Total cost of revenue                  27.1%     28.9%     27.2%     29.7%
                                            -----     -----     -----     -----
Gross margin                                 72.9%     71.1%     72.8%     70.3%
                                            -----     -----     -----     -----

Operating expenses:
  Research and development                   12.1%     10.9%     11.9%     11.1%
  Sales and marketing                        33.0%     28.0%     32.4%     30.3%
  General and administrative                  5.7%      7.5%      5.3%      6.5%
                                            -----     -----     -----     -----
      Total operating expenses               50.8%     46.4%     49.6%     47.9%
                                            -----     -----     -----     -----

Income from operations                       22.1%     24.7%     23.2%     22.4%

Interest income, net                          2.5%      1.5%      2.0%      1.4%
                                            -----     -----     -----     -----

Income before provision for income taxes     24.6%     26.2%     25.2%     23.8%
Provision for income taxes                    8.9%      9.4%      9.1%      8.6%
                                            -----     -----     -----     -----
Net income                                   15.7%     16.8%     16.1%     15.2%
                                            =====     =====     =====     =====

Three Months Ended September 30, 1999 and 1998

Revenue

     Total revenue increased 26% from $16.1 million for the three months ended September 30, 1998 to $20.3 million for the three months ended September 30, 1999.

     Product. Product revenue increased 14% from $11.9 million for the three months ended September 30, 1998 to $13.5 million for the three months ended September 30, 1999. This increase was primarily due to a 32% increase in average selling price attributable to larger volumes of higher speed and multi-port probes.

     Service. Service revenue increased 36% from $2.3 million for the three months ended September 30, 1998 to $3.1 million for the three months ended September 30, 1999. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

     License and royalty. License and royalty revenue increased 83% from $2.0 million for the three months ended September 30, 1998 to $3.7 million for the three months ended September 30, 1999. This increase was primarily due to a proportionate growth in unit sales of our software and embedded software products by Cisco. We anticipate that license and royalty revenue will decrease in absolute dollars, and as a percentage of total revenue.

Cost of Revenue and Gross Margin

     Product. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue increased 17% from $4.3 million for the three months ended September 30, 1998 to $5.1 million for the three months ended September 30, 1999. This increase was primarily due to a 30% increase in the average cost per unit. Product gross margins were 63% for the three months ended September 30, 1998 and 62% for the three months ended September 30, 1999.

     Service. Cost of service revenue consists primarily of personnel costs. Cost of service revenue increased 27% from $320,000 for the three months ended September 30, 1998 to $407,000 for the three months ended September 30, 1999. This increase was primarily due to the distribution of software updates to support our increased installed customer base. Service gross margins increased from 86% for the three months ended September 30, 1998 to 87% for the three months ended September 30, 1999.

     Gross margin increased 29% from $11.5 million for the three months ended September 30, 1998 to $14.8 million for the three months ended September 30, 1999. Gross margin is primarily affected by the mix of product, service and license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales. This increase was primarily due to an increase in license and royalty revenue as a percentage of total revenue. We anticipate that gross margin will decrease as a percentage of total revenue.

Operating Expenses

     Research and development. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses increased 40% from $1.8 million for the three months ended September 30, 1998 to $2.5 million for the three months ended September 30, 1999. This increase was primarily due to a 46% increase in personnel costs and a 51% increase in consulting expenses. We anticipate that research and development expenses will increase in absolute dollars and as a percentage of total revenues as staffing reaches planned levels.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses increased 48% from $4.5 million for the three months ended September 30, 1998 to $6.7 million for the three months ended September 30, 1999. This increase was primarily due to an 81% increase in sales and marketing personnel costs. We anticipate that sales and marketing expenses will increase in absolute dollars as we expand our sales force and marketing programs to support international expansion, increased sales efforts to major accounts, brand awareness and product launches.

     General and administrative. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses decreased 5% from $1.2 million for the three months ended September 30, 1998 to $1.1 million for the three months ended September 30, 1999. We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our staff to support expanded operations and facilities and incur expenses relating to our new responsibilities as a public company.

     Interest income, net. Interest income, net of interest expense, increased 107% from $243,000 for the three months ended September 30, 1998 to $504,000 for the three months ended September 30, 1999. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering.

     Provision for income taxes. The provision for income taxes increased from $1.5 million for the three months ended September 30, 1998 to $1.8 million for the three months ended September 30, 1999, primarily due to higher pre-tax income. Our effective tax rate remained constant at 36% for the three months ended September 30, 1998 and 1999.

Six Months Ended September 30, 1999 and 1998

Revenue

     Total revenue increased 25% from $31.4 million for the six months ended September 30, 1998 to $39.4 million for the six months ended September 30, 1999.

     Product. Product revenue increased 13% from $23.4 million for the six months ended September 30, 1998 to $26.4 million for the six months ended September 30, 1999. This increase was primarily due to a 27% increase in average selling price attributable to larger volumes of higher speed and multi-port probes.

     Service. Service revenue increased 34% from $4.2 million for the six months ended September 30, 1998 to $5.6 million for the six months ended September 30, 1999. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

     License and royalty. License and royalty revenue increased 94% from $3.8 million for the six months ended September 30, 1998 to $7.5 million for the six months ended September 30, 1999. This increase was primarily due to a proportionate growth in unit sales of our software and embedded software products by Cisco.

Cost of Revenue and Gross Margin

     Product. Cost of product revenue increased 14% from $8.7 million for the six months ended September 30, 1998 to $9.9 million for the six months ended September 30, 1999. This increase was primarily due to a 25% increase in the average cost per unit. Product gross margins were 63% for the six months ended September 30, 1998 and 62% for the six months ended September 30, 1999.

     Service. Cost of service revenue increased 33% from $616,000 for the six months ended September 30, 1998 to $820,000 for the six months ended September 30, 1999. This increase was primarily due to the distribution of software updates to support our increased installed customer base. Service gross margins remained constant at 85% for the six months ended September 30, 1998 and 1999.

     Gross margin increased 30% from $22.1 million for the six months ended September 30, 1998 to $28.7 million for the six months ended September 30, 1999. Gross margin is primarily affected by the mix of product, service and license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales. This increase was primarily due to an increase in license and royalty revenue as a percentage of total revenue. We anticipate that gross margin will decrease as a percentage of total revenue.

Operating Expenses

     Research and development. Research and development expenses increased 35% from $3.5 million for the six months ended September 30, 1998 to $4.7 million for the six months ended September 30, 1999. This increase was primarily due to a 37% increase in personnel costs and to a lesser degree a 30% increase in consulting expenses.

     Sales and marketing. Sales and marketing expenses increased 34% from $9.5 million for the six months ended September 30, 1998 to $12.8 million for the six months ended September 30, 1999. This increase was primarily due to a 69% increase in sales and marketing personnel costs.

     General and administrative. General and administrative expenses increased 3% from $2.0 million for the six months ended September 30, 1998 to $2.1 million for the six months ended September 30, 1999.

     Interest income, net. Interest income, net of interest expense, increased 75% from $443,000 for the six months ended September 30, 1998 to $776,000 for the six months ended September 30, 1999. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering.

     Provision for income taxes. The provision for income taxes increased from $2.7 million for the six months ended September 30, 1998 to $3.6 million for the six months ended September 30, 1999, primarily due to higher pre-tax income. Our effective tax rate remained constant at 36% for the six months ended September 30, 1998 and 1999.

Liquidity and Capital Resources

     As of September 30, 1999, we had $44.6 million in cash and cash equivalents and $14.6 million in short-term investments. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter commissions and offering expenses. We have a line of credit with a bank, which allows us to borrow up to $5.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2000. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. At September 30, 1999, we had letters of credit outstanding under the line aggregating $561,000. The bank line of credit is secured by our inventory and accounts receivable.

      Cash, cash equivalents and short-term investments were $59.2 million at September 30, 1999. Cash provided by operating activities was $4.3 million and $6.1 million for the six months ended September 30, 1999 and 1998, respectively. Cash provided by operating activities was primarily derived from net income and to a lesser degree, increases in depreciation and amortization and decreases in inventories and deferred revenue in each period. This was partially offset by increases in accounts receivable. These changes were due to the growth of our business.

     Cash used by investing activities was $17.1 million for the six months ended September 30, 1999, which reflects the purchase of short-term investments and, to a lesser degree, fixed assets. Cash provided by investing activities was $7.6 million for the six months ended September 30, 1998, which was primarily due to the maturity of short-term investments, partially offset by the purchase of fixed assets.

     Cash provided by financing activities was $31.9 million for the six months ended September 30, 1999 which is primarily due to the initial public offering proceeds.

     We believe that our current cash balances and the cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction.

Year 2000 Readiness Disclosure

     Many computers and software products accept only two digit entries in date fields which could cause problems distinguishing dates after December 31, 1999. The use of computers and software products that are not year 2000 compliant could result in system failures or miscalculations causing business disruptions, including the inability to process transactions, send invoices or perform other business activities. As a result, many computers and software products may need to be upgraded or replaced in order to meet year 2000 requirements.

     We believe that we have three general areas of potential exposure with respect to the year 2000 problem:

o     our own products;
o     our internal information systems and equipment-related systems; and
o     the effects of third party compliance efforts.

     We have completed our review of our products to determine whether they are year 2000 compliant. Based on this review, we believe that our products are year 2000 compliant. However, there can be no assurance that our products will not interact with non-year 2000 compliant products, which could cause our products to malfunction. This malfunction could expose us to claims from our customers or third parties or result in a reduction in market acceptance of our products and services and increased service costs to us.

     With respect to our internal information systems, we believe our current financial and accounting systems are year 2000 compliant. We anticipate that our financial and accounting systems will be upgraded in the fourth calendar quarter of 1999 and that such systems will also be year 2000 compliant. All other internal systems used in our daily operations, including our computers, software packages, telephones, security systems and shipping systems, have either been determined to be compliant, have been certified compliant by the commercial provider or have been tested and upgraded. We believe that our review of our internal information systems and equipment-related systems is complete. We do not expect the costs of making our internal information systems and equipment-related systems year 2000 compliant to be material.

     The third aspect of our year 2000 analysis involves evaluating the year 2000 efforts of third parties, including suppliers and indirect channel partners. We have evaluated many of these third parties and believe that they are year 2000 compliant. Failure of our suppliers' systems, however, to operate properly could require us to incur significant expenses to remedy problems or replace suppliers. Failure of our indirect channel partners' systems to operate properly, however, could reduce our revenue from our indirect channel partners. Problems with our suppliers or indirect channel partners could have a material adverse effect on our business, operating results and financial condition.

     To date, we have not incurred significant costs in connection with identifying and evaluating year 2000 issues or complying with year 2000 requirements. We have not experienced any significant year 2000 problems and have not deferred the release of any of our products or any IT projects as a result of year 2000 complications. However, we have not used any independent verification or validation processes to support our assertions regarding year 2000 risks and cost estimates. While we do not expect to incur significant costs in the foreseeable future, the identification and evaluation process is ongoing and year 2000 complications are not fully known, therefore, there can be no assurance that year 2000 errors or defects will not be discovered in our products or internal software systems. If such errors or defects are discovered, there can be no assurance that the costs of making such systems year 2000 compliant will not have a material adverse effect on our business, operating results and financial condition.

     Some of our products are sold to original equipment manufacturers who incorporate them into their own product offerings. We do not know whether original equipment manufacturer products incorporating our products are or will be year 2000 compliant. If such original equipment manufacturer products are not year 2000 compliant, their customers could cancel or delay orders which, in time, would affect the orders that we receive from our original equipment manufacturer partners. Therefore, the failure of our original equipment manufacturer partners to be year 2000 compliant could have a material adverse effect on our business, results of operation and financial condition.

     Under the reasonably likely worst case scenario, we may not be able to deliver year 2000 compliant products; our indirect channel partners, our customers or we may not be able to process orders; or our suppliers may not be able to supply us with critical components needed to make our products.

Certain Factors Which May Affect Future Results

We do not provide financial performance forecasts. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

A REDUCTION IN ORDERS FROM CISCO SYSTEMS, INC. WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period would be materially adversely affected if there is a substantial reduction in orders for Cisco Systems, Inc. or if we are unable to complete one or more Cisco orders planned for that period. We derive a significant portion of our revenue from Cisco, which distributes some of our products under its private label and incorporates some of our software in its products. Cisco accounted for 47% of our total revenue for the six months ended September 30, 1999 and 1998. Our future performance is significantly dependent upon Cisco's continued promotion of our products. Cisco has no obligation to purchase any products from us. Further, we do not control Cisco's distribution of our products, whether incorporated into Cisco's products or sold under private label. Finally, Cisco may decide to internally develop products that compete with our solution or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our relationship with Cisco were terminated or adversely affected for any reason, our business, operating results and financial condition would be materially adversely affected.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and therefore this revenue shortfall would have a disproportionately negative effect on our operating results for that quarter.

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside our control, including the following:

      o the market for network and application performance management solutions is in an early stage of development and therefore demand for our solutions may be uneven;

      o the timing and receipt of orders from customers, particularly Cisco, especially in light of our lengthy sales cycle;

      o the timing and market acceptance of new products or product enhancements by us or our competitors;

      o distribution channels through which our products are sold could change;

      o the timing of hiring sales personnel and the speed at which such personnel become productive;

      o we may not be able to anticipate or adapt effectively to developing markets and rapidly changing technologies; and

      o     our prices or the prices of our competitors' products may change.

WE OPERATE WITH MINIMAL BACKLOG BECAUSE OUR PRODUCTS TYPICALLY ARE SHIPPED SHORTLY AFTER ORDERS ARE RECEIVED. Therefore, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter and revenue for any future quarter is not predictable to any degree of certainty. Therefore, any significant deferral of orders for our products would cause a shortfall in revenue for that quarter.

OUR RELIANCE ON SOLE SOURCE SUPPLIERS COULD ADVERSELY AFFECT OUR BUSINESS. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards, which are produced for us solely by SDL Communications, Inc. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would affect our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and materially adversely affect our business, operating results and financial condition.

OUR CONTINUED GROWTH DEPENDS ON OUR ABILITY TO EXPAND OUR SALES FORCE. We must increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a long period of time to become productive, typically three to six months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to successfully expand our sales capability, our business, operating results and financial condition could be materially adversely affected.

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE INDIRECT DISTRIBUTION CHANNELS. To increase our sales, we must further expand and manage our indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Sales to our indirect distribution channels accounted for 79% and 83% of our total revenue for the six months ended September 30, 1999 and 1998, respectively. Sales to Cisco accounted for 47% of our total revenue for the six months ended September 30, 1999 and 1998. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to expand and manage our relationships with our partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

IF WE FAIL TO INTRODUCE NEW PRODUCTS AND ENHANCE OUR EXISTING PRODUCTS TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, DEMAND FOR OUR PRODUCTS MAY DECLINE. The market for network and application performance management solutions is relatively new and is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application performance management products or enhancements to existing products in a timely and successful manner, it would have a material adverse effect on our business, operating results and financial condition.

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES. The market for network and application performance management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon product performance, functionality and price; name and reputation of vendor; distribution strength; and alliances with industry partners. We compete with probe vendors, such as Hewlett-Packard Company, providers of network performance management solutions, such as Concord Communications, Inc. and Micromuse, Inc., and providers of portable network traffic analyzers, such as Network Associates, Inc. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which would have a material adverse effect on our business, operating results and financial condition.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH IN THE MARKET FOR AND THE COMMERCIAL ACCEPTANCE OF NETWORK AND APPLICATION PERFORMANCE MANAGEMENT SOLUTIONS. We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks and software applications. The market for network and application performance management solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to predict the appropriate features and prices for products to address the market, the optimal distribution strategy and the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated network and application performance management solutions, decide to invest in the management of their networks and the performance of software applications and, in particular, adopt our management solutions. Any failure of this market to continue to develop would materially adversely affect our business, operating results and financial condition. Businesses may choose to outsource the management of their networks and applications to service providers. Our business may depend on our ability to develop relationships with these service providers and successfully market our products to them.

FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS. We have been experiencing a period of rapid growth over the past several years. We plan to continue to expand our business by hiring additional personnel. The growth in size and complexity of our business and our customer base has been and will continue to be a significant challenge to our management and operations. To manage further growth effectively we must enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We anticipate that our financial and accounting systems will be upgraded in the fourth calendar quarter in 1999. If we are unable to successfully integrate these systems and controls and to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, and our ability to retain key personnel, our business, operating results and financial condition could be materially adversely affected.

LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our Chairman of the Board, Chief Executive Officer and co-founder and Narendra Popat, our President, Chief Operating Officer and co-founder. We also depend on the ability of our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition.

WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR MARKET. Qualified personnel are in great demand throughout the computer software, hardware and networking industries. The demand for qualified personnel is particularly acute in the New England area due to the large number of software and high technology companies and the low unemployment in the region. Our success depends in large part upon our ability to attract, train, motivate and retain highly-skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. We have had difficulty hiring and retaining these highly skilled employees in the past. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and customer support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited.

This inability could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. Our business is heavily dependent on our intellectual property. We rely upon a combination of copyright, trademark and trade secret laws and non-disclosure and other contractual arrangements to protect our proprietary rights. The reverse engineering, unauthorized copying or other misappropriation of our intellectual property could enable third parties to benefit from our technology without compensating us. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. Further, we also license software from third parties for use as part of our products, and if any of these licenses were to terminate, we may experience delays in product shipment until we develop or license alternative software.

OTHERS MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS. We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. We expect that these claims will become more frequent as more companies enter the market for network and application performance management solutions. Any of these claims or resulting events could have a material adverse effect on our business, operating results and financial condition.

IF OUR PRODUCTS CONTAIN ERRORS, THEY MAY BE COSTLY TO CORRECT, REVENUE MAY BE DELAYED, WE COULD GET SUED AND OUR REPUTATION COULD BE HARMED. Despite testing by us and our customers, errors may be found in our products after commencement of commercial shipments. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fails, a customer may assert warranty and other claims for substantial damages against us. The occurrence or discovery of these types of errors or failures could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for 15% and 12% of our total revenue for the six months ended September 30, 1999 and 1998, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to expand international indirect distribution channels, hire additional sales personnel, adapt products for local markets, or manage geographically dispersed operations. The major countries outside of North America in which we do, or intend to do, business are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including failure of local laws to provide the same degree of protection against infringement of our intellectual property, protectionist laws and business practices that favor local competitors, dependence on local indirect channel partners, multiple conflicting and changing governmental laws and regulations, longer sales cycles, greater difficulty in collecting accounts receivable, foreign currency exchange rate fluctuations and political and economic instability.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED YEAR 2000 PROBLEMS. Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This year 2000 problem could result in miscalculations, data corruption, system failures or disruptions of operations. Our products, our internal systems, our customers' systems, our distributors' systems and our suppliers' systems may experience year 2000 problems, any of which could have a material adverse effect on our business, operating results and financial condition. Under the reasonably, likely worst case scenario we may not be able to deliver year 2000 compliant products, our indirect channel partners, our customer or we may not be able to process orders, or our suppliers may not be able to supply us with critical components needed to make our products.

Year 2000 errors or defects in our products could give rise to warranty and other claims by our customers. In addition, there can be no assurance that year 2000 errors or defects will not be discovered in our internal software systems and, if errors or defects are present, there can be no assurance that the costs of making such systems year 2000 compliant will not be material. If we are unable to make our products and internal systems year 2000 compliant in a timely manner, our business, operating results and financial condition could be materially adversely affected.

Changing purchasing patterns of customers impacted by year 2000 issues may result in reduced purchases of our solutions. Any year 2000 errors or defects in our distributors' systems or the products of our original equipment manufacturer partners could cause a reduction in their orders to us. Finally, year 2000 errors or defects in the internal systems of our suppliers, including our sole and limited source suppliers, could require us to incur significant unanticipated expense to remedy any problems or replace affected vendors and could cause cancellations or delays in product shipments.

THE PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO MARKET VOLATILITY. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

Recently, when the market price of a stock has been volatile, holders of that stock have occasionally instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We consider all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be investments. Cash equivalents and investments are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and investments consist primarily of money market instruments and U.S. Treasury bills. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our investments.

     On January 1, 1999, eleven of the existing members of the European Union joined the European Monetary Union. Ultimately there will be a single currency within certain countries of the European Union, known as the Euro, and one organization, the European Central Bank, responsible for setting European monetary policy. We have reviewed the impact the Euro will have on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our transactions are denominated in U.S. dollars, we do not believe that the Euro conversion will have any material effect on our business, financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 1998, a former employee made claims against NetScout and an employee stockholder and alleged unspecified damages. The former employee filed a related claim with the Massachusetts Commission Against Discrimination (the "MCAD") and the Equal Employment Opportunity Commission (the "EEOC") in December 1998. In July 1999, the former employee requested that the claim be withdrawn from the MCAD and the EEOC so that the claim may be filed in state and/or federal court. In accordance with this request, the MCAD closed this matter on July 14, 1999 and the EEOC closed this matter on August 12, 1999. As of the date of filing of this Form 10-Q, NetScout has not received notice that a claim has been filed in state or federal court concerning this matter. Based on the information available to date, NetScout believes that the claim is without merit and intends to vigorously defend this claim. As this matter is at a preliminary stage, NetScout is unable to predict the outcome or the amount of related expense or loss, if any.

In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on NetScout's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 17, 1999, we completed our initial public offering of 3 million shares of common stock at a price of $11.00 per share. The principal underwriters for the transaction were Deutsche Banc Alex. Brown, Bear, Stearns & Co. Inc. and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. The registration statement relating to this offering was declared effective by the Securities and Exchange Commission (SEC File Number 333-76843) on August 11, 1999. The aggregate offering price of the initial public offering of our securities to the public was $33.0 million. We received proceeds of $30.7 million after deducting $2.3 million in underwriting discounts and commissions. We also incurred $1.1 million in other offering expenses. The net proceeds we received after deducting underwriting discounts and commissions and other offering expenses was approximately $29.6 million.

Upon the exercise of the over allotment option by the underwriters, certain selling security holders sold 450,000 shares of common stock for net proceeds of approximately $4.6 million after deducting underwriting discounts and commissions.

To date, we have not utilized any of the net proceeds from our initial public offering. We have invested all such net proceeds primarily in US Treasury obligations and other interest bearing investment grade securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed or incorporated by reference as part of this Report.

         11.      Statement re Computation of Per Share Earnings
         27.      Financial Data Schedule

(b)      Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NetScout Systems, Inc.

                                             /s/ Anil Singhal
                                             -----------------------------------
Date: November 12, 1999                      Name: Anil Singhal
                                             Title: Chairman of the Board, Chief
                                             Executive Officer and Treasurer


                                             NetScout Systems, Inc.

                                             /s/ Charles Tillett
                                             -----------------------------------
Date: November 12, 1999                      Name: Charles Tillett
                                             Title: Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------

11.                               Statement re Computation of Per Share Earnings

27.                               Financial Data Schedule

                                   EXHIBIT 11
                             NETSCOUT SYSTEMS, INC.
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                   (UNAUDITED)

Below is a summary of the shares used in computing basic and diluted net income per share for the periods indicated.

                                                     Three Months Ended           Six Months Ended
                                                        September 30,               September 30,
                                                      1999          1998          1999          1998
                                                   ----------    ----------    ----------    ----------
Weighted average number of shares
outstanding ...................................    20,555,524    19,611,230    17,460,573    19,486,036
Shares attributable to Class B Convertible
Common Stock ..................................     3,185,268            --     5,070,900            --
Shares attributable to Series A Preferred
Stock .........................................       576,660     2,526,316       918,034     2,526,316
Shares attributable to unvested Non-Voting
Common Stock ..................................            --       128,807            --       174,017
Stock options .................................     2,257,334     1,410,431     2,299,030     1,438,691
                                                   ----------    ----------    ----------    ----------
Shares used in computing diluted net
income per share ..............................    26,574,786    23,676,784    25,748,537    23,625,060
                                                   ==========    ==========    ==========    ==========

Below is a summary of the shares used in computing pro forma basic and diluted net income per share for the periods indicated.

                                                     Three Months Ended           Six Months Ended
                                                        September 30,               September 30,
                                                      1999          1998          1999          1998
                                                   ----------    ----------    ----------    ----------
Weighted average number of shares
outstanding ...................................    20,555,524    19,611,230    17,460,573    19,486,036
Shares attributable to Class B Convertible
Common Stock ..................................     3,185,268            --     5,070,900            --
Shares attributable to Series A Preferred
Stock .........................................       576,660     2,526,316       918,034     2,526,316
                                                   ----------    ----------    ----------    ----------
Shares used in computing pro forma basic
net income per share ..........................    24,317,452    22,137,546    23,449,507    22,012,352
Shares attributable to unvested Non-Voting
Common Stock ..................................            --       128,807            --       174,017
Stock options .................................     2,257,334     1,410,431     2,299,030     1,438,691
                                                   ----------    ----------    ----------    ----------
Shares used in computing pro forma diluted
net income per share ..........................    26,574,786    23,676,784    25,748,537    23,625,060
                                                   ==========    ==========    ==========    ==========

For both diluted net income per share and pro forma diluted net income per share, stock options to purchase 56,609 and 28,459 shares of Non-Voting Common Stock for the three and six months ended September 30, 1998 (unaudited), respectively, were outstanding at period end but were not included in the computation of diluted or pro forma diluted net income per share because the exercise prices of the options were greater than the average fair value of the common stock for the respective period.