Form 10-Q
period 1999-12-31
NETSCOUT SYSTEMS INC
filed 2000-02-14
CIK 1078075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from              to
                              --------------  --------------

Commission file number    0000-26251

                             NETSCOUT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        04-2837575
  ---------------------                            ----------------------
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

YES [X ] NO [  ]

The number of shares outstanding of the registrant's common stock, as of February 1, 2000 was 26,105,766.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS


Item Number                                                                                               Page

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                              3
                  a.) Consolidated Balance Sheet:
                       As of December 31, 1999 (unaudited) and March 31, 1999 (unaudited)
                  b.) Consolidated Statement of Income:
                       For the three and nine months ended December 31, 1999
                       (unaudited) and December 31, 1998 (unaudited)
                  c.) Consolidated Statement of Cash Flows:
                       For the nine months ended December 31, 1999 (unaudited) and
                       December 31, 1998 (unaudited)
                  d.) Notes to the Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       18

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities and Use of Proceeds                                                        18

Item 6.  Exhibits and Reports on Form 8-K                                                                 19

SIGNATURES                                                                                                20

EXHIBIT INDEX                                                                                             21

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            DECEMBER 31,           MARCH 31,
                                                                                               1999                  1999
                                                                                               ----                  ----
ASSETS
Current assets:

Cash and cash equivalents                                                                      $  51,277          $  25,477
Short-term investments                                                                            12,747                  -

Accounts receivable, net of allowance for doubtful accounts and returns of $1,025
and $1,036 at December 31,  1999 and March 31, 1999, respectively                                  8,600              6,550
Inventories                                                                                        4,452              3,165
Refundable income taxes                                                                              304                217
Deferred income taxes                                                                              1,196              1,196
Prepaids and other current assets                                                                  3,330                821
                                                                                              ----------         ----------
   Total current assets                                                                           81,906             37,426
Fixed assets, net                                                                                  5,327              4,227
Notes receivable - stockholders                                                                        -              2,000
Deferred income taxes                                                                                321                321
                                                                                              ----------         ----------
   Total assets                                                                                $  87,554          $  43,974
                                                                                              ==========         ==========
LIABILITIES, REDEEMABLE CONVERTIBLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                                               $   2,802          $   3,945
Accrued compensation                                                                               3,761              3,539
Accrued other                                                                                      2,468              1,165
Customer deposits                                                                                     34                 34
Deferred revenue                                                                                   6,332              4,254
                                                                                              ----------         ----------
   Total current liabilities                                                                      15,397             12,937
Commitments and contingencies
Redeemable convertible common stock:
Class B redeemable convertible common stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 1999; 6,977,254 shares
authorized, issued and outstanding at March 31, 1999                                                  -             44,161
                                                                                              ----------         ----------
Stockholder's equity (deficit):
Preferred stock:
Preferred stock (undesignated), $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 1999; no shares authorized, issued or
outstanding at March 31, 1999                                                                          -                  -
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 1999; 631,579 shares authorized and issued, 315,790 shares
outstanding at March 31, 1999                                                                          -              5,964
Common stock, $0.001 par value:
Voting, 150,000,000 shares authorized, 29,852,305 shares issued, 25,875,051 shares outstanding at December 31, 1999; 121,798,382 shares authorized,
16,000,000 shares issued, 11,250,502 shares outstanding at March 31, 1999                             30                 16
Non-voting, no shares authorized, issued or outstanding at December 31, 1999;
21,224,364 shares authorized, 4,035,858 shares issued, 3,071,258 shares outstanding
at March 31, 1999                                                                                      -                  4

Additional paid-in capital                                                                        63,252              2,143
Deferred compensation                                                                              (973)            (1,312)
Treasury stock                                                                                  (25,306)           (44,394)
Retained earnings                                                                                 35,154             24,455
                                                                                              ----------         ----------
   Total stockholder's equity (deficit)                                                           72,157           (13,124)
                                                                                              ----------         ----------
   Total liabilities, redeemable convertible common stock and stockholders'equity (deficit)   $   87,554          $  43,974
                                                                                              ==========          =========

                     The accompanying notes are an integral part of these
                               consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                          DECEMBER 31,                             DECEMBER 31,
                                                    1999                1998                 1999                1998
                                                    ----                ----                 ----                ----
Revenue:
   Product                                         $14,584             $13,327              $40,939             $36,737
   Service                                           3,348               2,172                8,912               6,329
   License and royalty                               4,910               1,972               12,366               5,814
                                                   -------             -------              -------             -------
      Total revenue                                 22,842              17,471               62,217              48,880
                                                   -------             -------              -------             -------
Cost of revenue:
   Product                                           5,389               4,927               15,290              13,614
   Service                                             422                 222                1,242                 838
                                                   -------             -------              -------             -------
      Total cost of revenue                          5,811               5,149               16,532              14,452
                                                   -------             -------              -------             -------

Gross margin                                        17,031              12,322               45,685              34,428
                                                   -------             -------              -------             -------

Operating expenses:
   Research and development                          2,322               1,803                7,022               5,295
   Sales and marketing                               7,370               5,191               20,121              14,726
   General and administrative                        1,334               1,030                3,421               3,058
                                                   -------             -------              -------             -------
      Total operating expenses                      11,026               8,024               30,564              23,079
                                                   -------             -------              -------             -------

Income from operations                               6,005              4,298               15,121              11,349
Interest income, net                                   833                224                1,609                 667
                                                   -------             -------              -------             -------
Income before provision for
      income taxes                                   6,838               4,522               16,730              12,016
Provision for income taxes                           2,467               1,629                6,031               4,327
                                                   -------             -------              -------             -------
Net income                                          $4,371              $2,893              $10,699              $7,689
                                                   =======             =======              =======             =======

Basic net income per share                          $ 0.17              $ 0.15               $ 0.53              $ 0.39
Diluted net income per share                        $ 0.16              $ 0.12               $ 0.40              $ 0.32
Shares used in computing:

      Basic net income per share                    25,796              19,668               20,249              19,568
      Diluted net income per share                  28,154              23,980               26,562              23,792

Pro forma basic net income per share                $ 0.17              $ 0.13               $ 0.44              $ 0.35
Pro forma diluted net income per share              $ 0.16              $ 0.12               $ 0.40              $ 0.32
Shares used in computing:

      Pro forma basic net income per share          25,796              22,194               24,235              22,095
      Pro forma diluted net income per share        28,154              23,980               26,562              23,792


                     The accompanying notes are an integral part of these
                               consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                               1999            1998
                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                                       $ 10,699           $7,689
          Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                    2,006            1,454
             Loss on disposal of fixed assets                                                    49               50
             Compensation expense associated with equity awards                                 339              194
             Deferred income taxes                                                                -            (108)
          Changes in assets and liabilities:
               Accounts receivable                                                          (2,050)          (2,823)
               Inventories                                                                  (1,287)              422
               Refundable income taxes                                                         (87)              708
               Prepaids and other current assets                                            (2,509)               18
               Accounts payable                                                             (1,143)            (316)
               Accrued expenses                                                               1,525              856
               Income taxes payable                                                               -              306
               Customer deposits                                                                  -            (117)
               Deferred revenue                                                               2,078              428
                                                                                              -----              ---
               Net cash provided by operating activities                                      9,620            8,761
                                                                                              -----            -----

CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchase of marketable securities                                                (14,747)                -
          Proceeds from maturity of marketable securities                                     2,000            8,834
          Proceeds from notes receivable                                                      2,000                -
          Purchase of fixed assets                                                          (3,155)          (1,955)
                                                                                            -------          -------
               Net cash provided (used) by investing activities                            (13,902)            6,879
                                                                                           --------            -----

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                                             30,082               43
                                                                                             ------               --

Net increase in cash and cash equivalents                                                    25,800           15,683

Cash and cash equivalents, beginning of year                                                 25,477            6,341
                                                                                             ------            -----
Cash and cash equivalents, end of period                                                  $  51,277        $  22,024
                                                                                          =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest                                                        $         5      $         2
          Cash paid for income taxes                                                    $     6,131      $     3,421


  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements as of December 31, 1999 and for the three and nine months ended December 31, 1999 and 1998 are unaudited. In the opinion of NetScout's management, the December 31, 1999 and 1998 unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the nine month period ended December 31, 1999 are not necessarily indicative of the results of operations for the year ended March 31, 2000.

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

     NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS No. 115, NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. At December 31, 1999 and March 31, 1999, any unrealized gains or losses were immaterial.

3. INVENTORIES

     Inventories consist of the following:


                                        December 31,             March 31,
                                            1999                   1999
                                            ----                   ----

         Raw materials                     $3,718                 $2,620
         Work-in-process                      263                    348
         Finished goods                       471                    197
                                         --------               --------
                                           $4,452                 $3,165
                                           ======                 ======


4. STOCKHOLDERS' EQUITY

     In August 1999, NetScout completed an initial public offering of 3,000,000 shares of its common stock for net proceeds of $29.6 million after underwriter commissions and offering expenses. As a result, all issued and outstanding shares and shares held in treasury of Series A Preferred Stock, Class B Convertible Common Stock and Non-Voting Common Stock were automatically converted into 2,526,316, 6,977,254 and 4,062,321 shares, respectively, of voting common stock.

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

7. GEOGRAPHIC INFORMATION

     Revenue was distributed geographically as follows:


                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   DECEMBER 31,                  DECEMBER 31,
                                                 1999        1998               1999      1998
                                                 ----        ----               ----      ----
         North America..........               $20,881        $15,557        $54,198     $43,260
         Other international......               1,961          1,914          8,019       5,620
                                                -------       -------        -------     -------
                                                $22,842       $17,471        $62,217     $48,880
                                                =======       =======        =======     =======


     Substantially all of NetScout's identifiable assets are located in the United States.

8.       CONTINGENCIES

      In August 1998, a former employee made claims against NetScout and an employee stockholder and alleged unspecified damages. The former employee filed a related claim with the Massachusetts Commission Against Discrimination (the "MCAD") and the Equal Employment Opportunity Commission (the "EEOC") in December 1998. In July 1999, the former employee requested that the claim be withdrawn from the MCAD and the EEOC so that the claim may be filed in state and/or federal court. In accordance with this request, the MCAD closed this matter on July 14, 1999 and the EEOC closed this matter on August 12, 1999. On or about November 5, 1999, the former employee filed an action in the Superior Court Department of the Trial Court, Middlesex County. On December 30, 1999, NetScout filed a Notice of Removal to the United States District Court for the District of Massachusetts, thereby removing the action to that Court. Based on the information available to date, NetScout believes that the claim is without merit and intends to vigorously defend this claim. NetScout has recorded an accrual to address this matter, however, since this matter is at a preliminary stage, NetScout is unable to predict the outcome or amount of related expense, or loss, if any.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statement of Income:

                             NETSCOUT SYSTEMS, INC.
                         STATEMENT OF INCOME PERCENTAGES


                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          DECEMBER 31,                          DECEMBER 31,
                                                      1999            1998                   1999            1998
                                                      ----            ----                   ----            ----
Revenue:

  Product                                            63.8%            76.3%                  65.8%           75.2%
  Service                                            14.7%            12.4%                  14.3%           12.9%
  License and royalty                                21.5%            11.3%                  19.9%           11.9%
                                                     -----            -----                  -----           -----
      Total revenue                                 100.0%           100.0%                 100.0%          100.0%
                                                    ------           ------                 ------          ------

Cost of revenue:
  Product                                            23.6%            28.2%                  24.6%           27.9%
  Service                                             1.8%             1.3%                   2.0%            1.7%
                                                      ----             ----                   ----            ----
      Total cost of revenue                          25.4%            29.5%                  26.6%           29.6%
                                                     -----            -----                  -----           -----

Gross margin                                         74.6%            70.5%                  73.4%           70.4%
                                                     -----            -----                  -----           -----

Operating expenses:
  Research and development                           10.2%            10.3%                  11.3%           10.8%
  Sales and marketing                                32.3%            29.7%                  32.3%           30.1%
  General and administrative                          5.8%             5.9%                   5.5%            6.3%
                                                      ----             ----                   ----            ----
      Total operating expenses                       48.3%            45.9%                  49.1%           47.2%
                                                     -----            -----                  -----           -----

Income from operations                               26.3%            24.6%                  24.3%           23.2%
Interest income, net                                  3.6%             1.3%                   2.6%            1.4%
                                                      ----             ----                   ----            ----

Income before provision for income taxes             29.9%            25.9%                  26.9%           24.6%
Provision for income taxes                           10.8%             9.3%                   9.7%            8.9%
                                                     -----             ----                   ----            ----
Net income                                           19.1%            16.6%                  17.2%           15.7%
                                                     =====            =====                  =====           =====


THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

     Total revenue increased 31% from $17.5 million for the three months ended December 31, 1998 to $22.8 million for the three months ended December 31 1999.

     PRODUCT. Product revenue increased 9% from $13.3 million for the three months ended December 31, 1998 to $14.6 million for the three months ended December 31, 1999. This increase was primarily due to a 38% increase in average selling price attributable to larger volumes of higher speed and multi-port probes.

     SERVICE. Service revenue increased 54% from $2.2 million for the three months ended December 31, 1998 to $3.3 million for the three months ended December 31, 1999. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

     LICENSE AND ROYALTY. License and royalty revenue increased 149% from $2.0 million for the three months ended December 31, 1998 to $4.9 million for the three months ended December 31, 1999. The December 31, 1999 license and royalty revenue includes $818,000 in royalties for the period ended September 30, 1999 that one of our partners did not report until the period ended December 31, 1999. Beyond this, the additional increase in license and royalty revenue was primarily due to a proportionate growth in unit sales of our software and embedded software products by Cisco. We anticipate that license and royalty revenue will decrease in absolute dollars, and as a percentage of total revenue.

COST OF REVENUE AND GROSS MARGIN

     PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue increased 9% from $4.9 million for the three months ended December 31, 1998 to $5.4 million for the three months ended December 31, 1999. This increase was primarily due to a 35% increase in the average cost per unit. Product gross margins were 63% for the three months ended December 31, 1998 and 1999.

     SERVICE. Cost of service revenue consists primarily of personnel costs. Cost of service revenue increased 90% from $222,000 for the three months ended December 31, 1998 to $422,000 for the three months ended December 31, 1999. This increase was primarily due to a 116% increase in personnel costs. Service gross margins decreased from 90% for the three months ended December 31, 1998 to 87% for the three months ended December 31, 1999.

     Gross margin increased 38% from $12.3 million for the three months ended December 31, 1998 to $17.0 million for the three months ended December 31, 1999. This increase was primarily due to an increase in license and royalty revenue as a percentage of total revenue.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses increased 29% from $1.8 million for the three months ended December 31, 1998 to $2.3 million for the three months ended December 31, 1999. This increase was primarily due to a 33% increase in personnel costs and a 31% increase in consulting expenses. We anticipate that research and development expenses will increase in absolute dollars and as a percentage of total revenues as staffing reaches planned levels.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses increased 42% from $5.2 million for the three months ended December 31, 1998 to $7.4 million for the three months ended December 31, 1999. This increase was primarily due to a 36% increase in sales and marketing personnel costs. We anticipate that sales and marketing expenses will increase in absolute dollars as we expand our sales force and marketing programs to support international expansion, increased sales efforts to major accounts, brand awareness and product launches.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses increased 30% from $1.0 million for the three months ended December 31, 1998 to $1.3 million for the three months ended December 31, 1999. This increase was primarily due to a 12% increase in personnel costs. We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our staff to support expanded operations and facilities and incur expenses relating to our responsibilities as a public company.

     INTEREST INCOME, NET. Interest income, net of interest expense, increased 272% from $224,000 for the three months ended December 31, 1998 to $833,000 for the three months ended December 31, 1999. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased from $1.6 million for the three months ended December 31, 1998 to $2.5 million for the three months ended December 31, 1999, primarily due to higher pre-tax income. Our effective tax rate remained constant at 36% for the three months ended December 31, 1998 and 1999.

NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

     Total revenue increased 27% from $48.9 million for the nine months ended December 31, 1998 to $62.2 million for the nine months ended December 31, 1999.

     PRODUCT. Product revenue increased 11% from $36.7 million for the nine months ended December 31, 1998 to $40.9 million for the nine months ended December 31, 1999. This increase was primarily due to a 30% increase in average selling price attributable to larger volumes of higher speed and multi-port probes.

     SERVICE. Service revenue increased 41% from $6.3 million for the nine months ended December 31, 1998 to $8.9 million for the nine months ended December 31, 1999. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

     LICENSE AND ROYALTY. License and royalty revenue increased 113% from $5.8 million for the nine months ended December 31, 1998 to $12.4 million for the nine months ended December 31, 1999. This increase was primarily due to a proportionate growth in unit sales of our software and embedded software products by Cisco.

COST OF REVENUE AND GROSS MARGIN

     PRODUCT. Cost of product revenue increased 12% from $13.6 million for the nine months ended December 31, 1998 to $15.3 million for the nine months ended December 31, 1999. This increase was primarily due to a 27% increase in the average cost per unit. Product gross margins were 63% for the nine months ended December 31, 1998 and 1999.

     SERVICE. Cost of service revenue increased 48% from $838,000 for the nine months ended December 31, 1998 to $1.2 million for the nine months ended December 31, 1999. This increase was primarily due to a 46% increase in personnel costs. Service gross margins decreased slightly from 87% for the nine months ended December 31, 1998 to 86% for the nine months ended December 31, 1999.

     Gross margin increased 33% from $34.4 million for the nine months ended December 31, 1998 to $45.7 million for the nine months ended December 31, 1999. This increase was primarily due to an increase in license and royalty revenue as a percentage of total revenue.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 33% from $5.3 million for the nine months ended December 31, 1998 to $7.0 million for the nine months ended December 31, 1999. This increase was primarily due to a 35% increase in personnel costs and to a lesser degree a 30% increase in consulting expenses.

     SALES AND MARKETING. Sales and marketing expenses increased 37% from $14.7 million for the nine months ended December 31, 1998 to $20.1 million for the nine months ended December 31, 1999. This increase was primarily due to a 29% increase in sales and marketing personnel costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 12% from $3.1 million for the nine months ended December 31, 1998 to $3.4 million for the nine months ended December 31, 1999. This increase was primarily due to a 25% increase in personnel costs.

     INTEREST INCOME, NET. Interest income, net of interest expense, increased 141% from $667,000 for the nine months ended December 31, 1998 to $1.6 million for the nine months ended December 31, 1999. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased from $4.3 million for the nine months ended December 31, 1998 to $6.0 million for the nine months ended December 31, 1999, primarily due to higher pre-tax income. Our effective tax rate remained constant at 36% for the nine months ended December 31, 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had $51.3 million in cash and cash equivalents and $12.7 million in short-term investments. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter commissions and offering expenses. We have a line of credit with a bank, which allows us to borrow up to $5.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2000. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. At December 31, 1999, we had letters of credit outstanding under the line aggregating $561,000. The bank line of credit is secured by our inventory and accounts receivable.

     Cash, cash equivalents and short-term investments were $64.0 million at December 31, 1999. Cash provided by operating activities was $9.6 million and $8.8 million for the nine months ended December 31, 1999 and 1998, respectively. Cash provided by operating activities was primarily derived from net income and to a lesser degree, increases in depreciation and amortization, accrued expenses and deferred revenue in each period. This was partially offset by increases in accounts receivable for the nine months ended December 31, 1999 and 1998, respectively, and increases in prepaids and other current assets for the nine months ended December 31, 1999. These changes were due to the growth of our business.

     Cash used by investing activities was $13.9 million for the nine months ended December 31, 1999, which reflects the purchase of short-term investments and, to a lesser degree, fixed assets. Cash provided by investing activities was $6.9 million for the nine months ended December 31, 1998, which was primarily due to the maturity of short-term investments, partially offset by the purchase of fixed assets.

     Cash provided by financing activities was $30.1 million for the nine months ended December 31, 1999 which is due to the initial public offering proceeds.

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

     We believe that we have three general areas of potential exposure with respect to the year 2000 problem:

-        our own products;
-        our internal information systems and equipment-related systems; and
-        the effects of third party compliance efforts.

     We have completed our review of our products to determine whether they are year 2000 compliant. As of February 14, 2000 customers have not reported to us any year 2000 related problems or disruptions with any of our products. In addition, we are not aware of any year 2000 related problems with any of our equipment, facilities, or material suppliers. Based on our review, we believe that our products are year 2000 compliant. However, there can be no assurance that our products will not interact with non-year 2000 compliant products, which could cause our products to malfunction. This malfunction could expose us to claims from our customers or third parties or result in a reduction in market acceptance of our products and services and increased service costs to us.

     With respect to our internal information systems, we believe our current financial and accounting systems are year 2000 compliant. We anticipate that our financial and accounting systems will be upgraded in the first calendar quarter of 2000 and that such systems will also be year 2000 compliant. All other internal systems used in our daily operations, including our computers, software packages, telephones, security systems and shipping systems, have either been determined to be compliant, have been certified compliant by the commercial provider or have been tested and upgraded. We believe that our review of our internal information systems and equipment-related systems is complete. To date, costs of making our internal information systems and equipment-related systems year 2000 compliant have not been material and we do not expect any future costs to be material.

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

     Some of our products are sold to original equipment manufacturers who incorporate them into their own product offerings. We do not know whether original equipment manufacturer products incorporating our products are year 2000 compliant. If such original equipment manufacturer products are not year 2000 compliant, their customers could cancel or delay orders which, in time, would affect the orders that we receive from our original equipment manufacturer partners. Therefore, the failure of our original equipment manufacturer partners to be year 2000 compliant could have a material adverse effect on our business, results of operation and financial condition.

     Under the reasonably likely worst case scenario, our products could interact with non-year 2000 compliant products, which could cause our products to malfunction; our indirect channel partners, our customers or we may not be able to process orders; or our suppliers may not be able to supply us with critical components needed to make our products.

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

A REDUCTION IN ORDERS FROM CISCO SYSTEMS, INC. WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period would be materially adversely affected if there is a substantial reduction in orders from Cisco Systems, Inc. or if we are unable to complete one or more Cisco orders planned for that period. We derive a significant portion of our revenue from Cisco, which distributes some of our products under its private label and incorporates some of our software in its products. Cisco accounted for 50% of our total revenue for the nine months ended December 31, 1999 and 49% of our total revenue for the nine months ended December 31, 1998. Our future performance is significantly dependent upon Cisco's continued promotion of our products. Cisco has no obligation to purchase any products from us. Further, we do not control Cisco's distribution of our products, whether incorporated into Cisco's products or sold under private label. Finally, Cisco may decide to internally develop products that compete with our solution or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our relationship with Cisco were terminated or adversely affected for any reason, our business, operating results and financial condition would be materially adversely affected.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside our control, including the following:

          - the market for network and application performance management solutions is in an early stage of development and therefore demand for our solutions may be uneven;
          - the timing and receipt of orders from customers, particularly Cisco, especially in light of our lengthy sales cycle;
          - the timing and market acceptance of new products or product enhancements by us or our competitors;
          - distribution channels through which our products are sold could change;
          - the timing of hiring sales personnel and the speed at which such personnel become productive;
          - we may not be able to anticipate or adapt effectively to developing markets and rapidly changing technologies; and
          - our prices or the prices of our competitors' products may change.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE INDIRECT DISTRIBUTION CHANNELS. To increase our sales, we must further expand and manage our indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Sales to our indirect distribution channels accounted for 78% and 82% of our total revenue for the nine months ended December 30, 1999 and 1998, respectively. Sales to Cisco accounted for 50% and 49% of our total revenue for the nine months ended December 31, 1999 and 1998. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to expand and manage our relationships with our partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

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

FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS. We have been experiencing a period of rapid growth over the past several years. We plan to continue to expand our business by hiring additional personnel. The growth in size and complexity of our business and our customer base has been and will continue to be a significant challenge to our management and operations. To manage further growth effectively we must enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We anticipate that our financial and accounting systems will be upgraded in the first calendar quarter in 2000. If we are unable to successfully integrate these systems and controls and to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, and our ability to retain key personnel, our business, operating results and financial condition could be materially adversely affected.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for 13% and 11% of our total revenue for the nine months ended December 31, 1999 and 1998, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to expand international indirect distribution channels, hire additional sales personnel, adapt products for local markets, or manage geographically dispersed operations. The major countries outside of North America in which we do, or intend to do, business are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including failure of local laws to provide the same degree of protection against infringement of our intellectual property, protectionist laws and business practices that favor local competitors, dependence on local indirect channel partners, multiple conflicting and changing governmental laws and regulations, longer sales cycles, greater difficulty in collecting accounts receivable, foreign currency exchange rate fluctuations and political and economic instability.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED YEAR 2000 PROBLEMS. Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This year 2000 problem could result in miscalculations, data corruption, system failures or disruptions of operations. Our products, our internal systems, our customers' systems, our distributors' systems and our suppliers' systems may experience year 2000 problems, any of which could have a material adverse effect on our business, operating results and financial condition. Under the reasonably, likely worst case scenario our products could interact with non-year 2000 compliant products, which could cause our products to malfunction, our indirect channel partners, our customer or we may not be able to process orders, or our suppliers may not be able to supply us with critical components needed to make our products.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 1998, a former employee made claims against NetScout and an employee stockholder and alleged unspecified damages. The former employee filed a related claim with the Massachusetts Commission Against Discrimination (the "MCAD") and the Equal Employment Opportunity Commission (the "EEOC") in December 1998. In July 1999, the former employee requested that the claim be withdrawn from the MCAD and the EEOC so that the claim may be filed in state and/or federal court. In accordance with this request, the MCAD closed this matter on July 14, 1999 and the EEOC closed this matter on August 12, 1999. On or about November 5, 1999, the former employee filed an action in the Superior Court Department of the Trial Court, Middlesex County. On December 30, 1999, NetScout filed a Notice of Removal to the United States District Court for the District of Massachusetts, thereby removing the action to that Court. Based on the information available to date, NetScout believes that the claim is without merit and intends to vigorously defend this claim. NetScout has recorded an accrual to address this matter, however, since this matter is at a preliminary stage, NetScout is unable to predict the outcome or amount of related expense, or loss, if any.

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

From September 1, 1999 to December 31, 1999, NetScout issued 181,335 shares of Common Stock for an aggregate purchase price of $276,495 pursuant to the exercise of stock options. No underwriters were involved in the sale of such securities. These sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 under the Securities Act. These securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed or incorporated by reference as part of this Report.

         10.1* Amendment No. 5 effective as of December 26, 1999 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout Systems, Inc.
         11.1     Statement re Computation of Per Share Earnings
         27.1     Financial Data Schedule

(b)      Reports on Form 8-K
         None

* Confidential treatment requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NetScout Systems, Inc.

                                             /S/ ANIL SINGHAL
                                             -----------------------------------
Date: February 14, 2000                      Name: Anil Singhal
                                             Title: Chairman of the Board, Chief
                                             Executive Officer and Treasurer

                                             NetScout Systems, Inc.

                                             /S/ LISA FIORENTINO
                                             -----------------------------------
Date: February 14, 2000                      Name: Lisa Fiorentino
                                             Title: Vice President, Finance and
                                             Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION

10.1*                               Amendment No. 5 effective as of December 26,
                                    1999 to Private Label Agreement and Project
                                    Development and License Agreement between
                                    Cisco Systems, Inc. and NetScout Systems,
                                    Inc.

11.1                                Statement re Computation of Per Share
                                    Earnings

27.1                                Financial Data Schedule

* Confidential treatment requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934