Form 10-K
period 2000-03-31
NETSCOUT SYSTEMS INC
filed 2000-06-23
CIK 1078075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER 0000-26251
                            ------------------------

                             NETSCOUT SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-2837575
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                    4 TECHNOLOGY PARK DRIVE, WESTFORD, MA 01886
                                  (978) 614-4000

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of May 31, 2000 (based on the last reported sale price on The Nasdaq National Market as of such date) was $117,610,243.86. As of May 31, 2000 there were 26,750,377 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETSCOUT SYSTEMS, INC.

                                   FORM 10-K

                   FOR THE ANNUAL REPORT ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                     INDEX

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................         2

Item 2. Properties..........................................        12

Item 3. Legal Proceedings...................................        12

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................        12

PART II

Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................        13

Item 6. Selected Financial Data.............................        14

Item 7. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................        16

Item 7A. Quantitative and Qualitative Disclosures about
  Market Risk...............................................        27

Item 8. Financial Statements & Supplementary Data...........        28

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................        28

PART III

Item 10. Directors and Executive Officers...................        29

Item 11. Executive Compensation.............................        32

Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................        36

Item 13. Certain Relationships and Related Transactions.....        38

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................        39

Index to Consolidated Financial Statements..................       F-1

PART I

ITEM 1. BUSINESS

GENERAL

    NetScout designs, manufactures, develops, markets and supports a family of products that enable businesses to proactively manage the performance of their corporate networks. This includes the proactive management of critical networked applications, e-commerce sites, outsourced networks and network-based service offerings. Our Application Flow Management (AFM) solution tracks and provides information regarding the flow of software applications, such as e-mail, order entry, and Web-based applications across the network and the performance of the underlying computer network. Our AFM solution consists of specialized software reporting tools and real-time, application-aware probes. Our probes are designed to correlate response time information in real time and to achieve visibility into the network, its applications and the content being delivered. Our solution accommodates a wide range of network topologies, including Gigabit Ethernet and Asynchronous Transfer Mode (ATM). Our analytical software delivers current network and application performance information in an easy-to-use, graphical format.

    NetScout's AFM solution can distinguish individual applications' behavior as they traverse the network, separating application performance from the performance of the underlying computer network. This capability is particularly valued by network managers in pinpointing the source of performance degradation in a complex network environment. AFM is the foundation for NetScout's innovative, solutions-based system that delivers real time and historical information in easy-to-use graphical reports, with the high-level and the in-depth visibility needed to accurately evaluate and manage network and application performance.

    On June 13, 2000, NetScout entered into an Agreement and Plan of Reorganization with NextPoint Networks, Inc., NetScout Service Level Corporation, a wholly owned subsidiary of NetScout, and certain stockholders of NextPoint, pursuant to which NextPoint would merge with and into NetScout Service Level Corporation. In the merger, NetScout will issue approximately
2.2 million shares of its common stock and approximately $20.6 million in cash in exchange for all of the capital stock of NextPoint. Completion of the merger is subject to, among other things, approval by holders of NextPoint capital stock. The merger will be accounted for using the purchase method.

    Our principal executive offices are located at 4 Technology Park Drive, Westford, MA, and our telephone number is 978-614-4000.

INDUSTRY BACKGROUND

    The continued migration of critical business processes onto the corporate network, and from the corporate network to the Internet, is redefining traditional enterprise networks. Driving this change is the growth in business-critical application deployments and, to an even greater extent, the explosive number of e-commerce networks being initiated.

    To help defray the cost of infrastructure and shorten implementation cycles, new networks are being deployed frequently with the help of third party service providers. Contracts for uptime and availability of infrastructure and applications, known as service-level agreements, are being established between the enterprise and the service provider. Under these agreements, the service provider supplies the network infrastructure and the delivery of chosen applications to the client's desktops. The client then pays a fee based on aspects of its rented infrastructure, applications being delivered, the number of users and a desired level of service. Significant discounts often apply for unmet or interrupted service levels. Increased application and internet-related traffic are among the most frequent causes of network and/or service level degradations.

    As a result, network management now includes additional challenges beyond maintaining efficiency and uptime. Network managers are now faced with the challenging task of ensuring their applications are delivered throughout their enterprise in accordance with their service level agreements. Both service providers and their customers need to be able to measure and monitor quality of service, and to be able to assign accountability when there is a problem.

    APPROACHES TO NETWORK PERFORMANCE MANAGEMENT. Historically, complications arising in the network have been handled on a reactive basis, with corrective action taking place after network degradation. The critical nature of most networks today is now demanding network management to be a proactive approach that prevents degradation from occurring and enables insight into application performance. Proactive management, via close monitoring of network activity, is a key step in maximizing network performance. Effective network and application performance management is being recognized as an important and significant investment that businesses must make.

    There are three general approaches to proactive network management, which consist of collecting and analyzing data from:

    - Network devices, such as routers, switches and hubs;

    - Data collection software agents; and

    - Dedicated data collection devices (known as probes).

Depending on the approach, the information is used to:

    - Determine the operating status of network devices;

    - Anticipate and prevent certain network problems;

    - Manage the performance of networked applications on the network;

    - Plan investments in network capacity;

    - Assign network costs through billings based on network usage; and

    - Ensure quality of service.

    The first approach to proactive management is through monitoring the operating status of routers, switches, load balancers and other types of network devices. The information available through such devices is focused primarily on device capacity; thus, this approach is not suited for application performance management. Further, the device capacity information is typically historical, and cannot aid in real time monitoring of the status of the network. Obtaining real time information from these devices would significantly increase their traffic loads and degrade their performance.

    The second approach is based on the installation of proprietary data collection software agents on users' desktop computers. This approach is useful in simulating and measuring the end-user's experience of software applications delivery to the desktop; however, it offers little to no information as to the reasons behind an application's poor performance, or of the network issues that may be affecting the application's performance. Further, these solutions can burden the processing power of desktop computers if they are enacted too frequently.

    The third approach to proactive network management relies on the placement of probes on critical segments of the computer network to provide continuous monitoring of network traffic. Probes are a combination of proprietary software and dedicated hardware based on remote monitoring standards, which allow for collection of in-depth network information. Since probes contain processors, they can analyze, capture and store network traffic data without impacting any of the existing network devices. However, most probes do not provide information about both the network itself and the performance of application and content delivery over the network.

NETSCOUT SOLUTION

    NetScout designs, manufactures, develops, markets and supports a family of products that enable businesses to proactively manage the performance of their corporate networks. This includes the proactive management of critical networked applications, e-commerce sites, outsourced networks and network-based service offerings. Our Application Flow Management (AFM) solution tracks and provides information regarding the flow of software applications, such as e-mail, order entry, and Web-based applications across the network and the performance of the underlying computer network. Our AFM solution consists of specialized software reporting tools and real-time, application-aware probes. Our probes are designed to correlate response time information in real time and to achieve visibility into the network, its applications and the content being delivered. Our solution accommodates a wide range of network topologies, including Gigabit Ethernet and Asynchronous Transfer Mode (ATM). Our analytical software delivers current network and application performance information in an easy-to-use, graphical format.

    NetScout's AFM solution can distinguish individual applications' behavior as they traverse the network, separating application performance from the performance of the underlying computer network. This capability is particularly valued by network managers in pinpointing the source of performance degradation in a complex network environment. AFM is the foundation for NetScout's innovative, solutions-based system that delivers real time and historical information in easy-to-use graphical reports, with the high-level and the in-depth visibility needed to accurately evaluate and manage network and application performance.

    Application Flow Management addresses the following key aspects of network management:

    - APPLICATION AND WEBSITE RESPONSE TIME MEASUREMENT: Measures and provides detailed, current information on application response time and web-page delivery time over the computer network. Network managers are able to optimize network configuration, prioritize software applications and proactively manage the computer network.

    - MONITORING AND TROUBLESHOOTING: Allows current monitoring and trend analysis of network usage, performance and error conditions, which help network managers prevent network malfunctions. The information gathered allows for expedited troubleshooting when errors on the network do occur.

    - CAPACITY PLANNING: Measures network usage trends by individual software application. Enables network managers to make informed decisions regarding network management and/or expenditures.

    - POLICY ENFORCEMENT: Allows network managers to identify inappropriate or wasteful usage of the computer network. Network managers can use this information to enforce corporate policies and guidelines.

    - ACCOUNTING AND CHARGE-BACK: Provides network usage information by user, department or application. Enables businesses to track and allocates charges for internal network usage.

STRATEGY

    Our objective is to enhance our growth and expand our leadership position in the network and application performance management market through both organic growth and strategic acquisition--while extending our solutions to capitalize on opportunities presented by emerging e-business markets, including e-commerce networks, network service providers and carriers. Key elements of our strategy include:

    EXTEND TECHNOLOGY LEADERSHIP. We intend to continue to devote significant resources to the development of new, innovative products to capitalize on our extensive experience with large computer networks, the multi-vendor environment and vision into emerging customer needs. As part of this strategy, we will enter into strategic relationships with, and/or acquire other companies to gain complementary technologies. We intend to incorporate new technologies and provide solutions that will enable businesses, service providers and carriers to manage and optimize the performance of their networks, critical software applications and network-based service offerings.

    We recently announced our next-generation product architecture that will accelerate development of NetScout solutions for new markets and meet the needs of emerging web-centric, technically diverse end-users. The web-enabled NGenius Performance Management System will deliver the functionality of all NetScout's applications through a single, user-interface portal. Its open-ended architecture will facilitate the ongoing addition of new solutions and accommodate new functionalities. The NGenius System has enhanced data aggregation and reporting features, intuitive displays, and pre-set configurations aimed to assist with faster deployment across wide area networks. NGenius probes will include new features for viewing http and URL traffic.

    EXPAND REPORTING AND ANALYSIS SOFTWARE SUITE. We plan to develop new analysis, presentation and reporting software to leverage the extensive information collected by our probes. Our product family is designed to permit easy integration of enhanced analysis and reporting functions, as demonstrated by the release of Resource Monitor in 1994, NetScout Server and WebCast in 1997 and AppScout in 1999. Our NGenius system embodies significant improvements in aggregating and presenting the data generated by huge, wide-area networks for easier consumption.

    EXTEND PROBE SUITE. We plan to develop new instrumentation to augment the breadth of our probe line for web-based traffic and emerging network traffic architectures or topologies. To ensure that our customers are able to instrument every critical segment of their networks, we maintain both older (lower speed line) topologies, and regularly introduce probes for newer ones. New topologies typically come to market with built-in demand, because they represent an improvement in speed and access. Our probe suite covers topologies of both domestic and international markets. Our track record of innovation includes the introduction of Ethernet probes (1992), Wide Area Network probes (1993), switch embedded probes and CDDI/FDDI probes (1995), Fast Ethernet probes (1996), Wide Area Network (T3) probes (1997), Asynchronous Transfer Mode probes (1998), and Channelized Wide Area Network, Fast EtherChannel, DS3 ATM, E3 ATM and Gigabit Ethernet probes (1999).

    LEVERAGE INSTALLED BASE OPPORTUNITIES. We have sold a majority of our products through indirect distribution channels and have also sold our products directly to more than 700 customers. Our installed base consists of over 30,000 hardware probes and over 80,000 switch-embedded agents. We intend to target existing users of our products with marketing and sales programs designed to promote the more extensive use of our performance management system solutions throughout their computer networks.

    TARGET MARKET OPPORTUNITIES. We market our products to potential customers in markets that we believe have the potential for growth. We have identified the following markets as having the potential for strong demand for our products:

    - E-commerce initiatives and business units within the enterprise markets;

    - Network management outsourcing companies;

    - Connectivity service providers (carrier and telecommunications companies);

    - Application management outsourcing companies;

    - eCommerce network service providers; and

    - Online businesses

    CONTINUE TO LEVERAGE CISCO RELATIONSHIP. Since 1994, we have had a strategic development and OEM relationship with Cisco. Over this time, the relationship has developed and expanded, in both technology development and sales activities. The two companies' sales personnel now collaborate extensively in the field, assisting one another in approaching and presenting to clients, as well as determining client needs and delivering solutions. The two companies' development personnel also collaborate extensively on functional and implementation issues of product development, assisting one another in developing the most useful and useable feature sets for specific customers and environments. Our strategy is to further synchronize our product development and marketing activities with Cisco's business strategy, supporting Cisco's continued distribution of our products. Through our relationship with this computer networking industry leader, we have significantly increased the sale of our products and enhanced the market acceptance of our network and application performance management solutions.

    EXPAND DISTRIBUTION CHANNELS. We plan to substantially increase the number of our direct field sales representatives during calendar year 2000. We also seek to develop additional indirect distribution channels to promote our products with computer networking equipment and software application vendors, systems integrators, distributors, resellers and service providers. In addition to Cisco, our channel relationships include Ameritech, Cabletron, Wavetek Wandel & Goltermann, Compaq, Toyo, Net One Systems, Concert, Siemens, Logical and TGS Telonic. These and other important partners facilitate the distribution and market acceptance of our solutions to e-business markets, worldwide.

    FACILITATE DEVELOPMENT OF COMPLEMENTARY THIRD-PARTY PRODUCTS. Our probes provide a rich source of data that can be used by third-party software products. As a means to increase demand for our products, we encourage the development of applications that leverage our solutions. For example, we have partnered with Apogee Networks, Concord Communications, Inc., and DeskTalk Systems, Inc. to develop interoperable, expanded solutions. We supply a developer's toolkit, which includes interfaces to our products, to enable the development of complementary products. Our NGenius product platform also facilitates delivery of complementary performance management and reporting applications with its open architecture and user interface portal. Integration of NextPoint Networks' product suite is expected to accelerate customer acceptance of the nGenius platform, once the acquisition has been completed.

PRODUCTS AND TECHNOLOGY

    Our products are generally purchased as a system, comprised of three component layers: multiple data collection sources, data aggregation software, and information presentation and analysis software.

DATA COLLECTION

    Our data sources are based on the remote monitoring standard and implement proprietary enhancements for additional functionality, such as application response time and switched network monitoring. We offer the following family of data sources:

    PROBES. NetScout probes are dedicated data collection devices comprised of a standard hardware platform and proprietary software. Probes contain processors that capture, store and analyze data on a computer network. Our probes are best suited for parts of the computer network that require continuous monitoring and support a wide range of computer network technologies, including the following:

    - Gigabit, DS3 ATM, E3 ATM, Ethernet, Fast Ethernet, Fast EtherChannel and Token Ring;

    - Sub-rate, T1/E1, T3/E3 Wide Area Network and Frame Relay;

    - FDDI/CDDI; and

    - Oc3 Asynchronous Transfer Mode.

    SOFTWARE AGENTS. NetScout software agents are software-only data sources that run on server or desktop computers running the Windows NT operating system. This lower-cost alternative is best suited for parts of the computer network with lower traffic volume, such as branch office networks and remote user links.

    SWITCH EMBEDDED AGENTS. Switch embedded agents are data sources operating in third-party network switches. One version of our switch embedded agent consists of our software embedded into the switch operating system. Because the switch embedded agent must utilize the switch's processor, it offers only a limited subset of our data collection functionality. Another version which has been implemented with Cisco requires the installation of a dedicated interface module into the switch. Because the module has its own processor, it can offer the full range of our data collection functionality.

    DATA COLLECTION AGENT OPTIONS. Our data collection agent options are proprietary software enhancements for our probes and software agents. These options consist of:

    - NetFlow Monitor. This enhancement allows certain types of our probes to collect traffic information stored in Cisco routers in order to provide a single, consolidated view of all traffic information to the network manager.

    - Resource Monitor. With this option, our probes are enabled to collect information from network devices, including servers, to offer a more complete, end-to-end view of the network.

    - Application Response Time Management Information Base. This option enables our probes or agents to monitor application response times on a given part of the network.

    - Virtual Local Area Network Monitor. With this option, users can collect traffic information pertaining to a given subset of users within a switched network, giving additional flexibility to the network manager for troubleshooting and traffic accounting.

DATA AGGREGATION

    NETSCOUT SERVER. NetScout Server is an optional data aggregation software package that enables our Application Flow Management solution to effectively manage large computer networks. NetScout Server reduces overall computer network and application performance management traffic by aggregating, sorting, simplifying and storing data collected at remote sites. It then transmits only relevant periodic reports and real-time alarms through the wide area network to the presentation and analysis software. This reduces consumption of costly wide area network bandwidth. NetScout Server runs on the Microsoft Windows NT, Sun Solaris, HP-UNIX and IBM AIX operating platforms.

INFORMATION PRESENTATION AND ANALYSIS

    Our presentation and analysis software provides clear, meaningful, real-time displays of relevant network and application performance data to network and business managers in easy-to-read, graphical formats. We offer the following family of data presentation and analysis software:

    NETSCOUT MANAGER PLUS. NetScout Manager Plus presents management reports based on data gathered from probes, embedded agents, software agents and NetScout Server. NetScout Manager Plus provides a suite of over 40 integrated functions, which include application-level management, monitoring and troubleshooting, capacity planning, policy enforcement and accounting.

    APPSCOUT. AppScout uses our data sources to monitor the performance of applications over the network, including response time and bandwidth utilization by application or by user. AppScout is a real-time, browser-based reporting solution that is especially useful when measuring service level conformance or deploying new applications.

    WEBCAST. WebCast works in conjunction with NetScout Manager Plus and provides a portfolio of secure, easy-to-access reports viewable by authorized users from any Web browser.

NEW PRODUCTS

    NGENIUS PERFORMANCE MANAGEMENT SYSTEM. Our recently-announced next-generation product architecture will accelerate the NetScout's delivery of solutions for new markets and meet the needs of emerging web-centric, technically diverse end-users. The web-enabled NGenius Performance Management System for e-Business is a real-time, system-wide performance management solution that enables visibility and control throughout the entire network. It will deliver the functionality of all NetScout's future products through a single user-interface portal. Its open-ended architecture will facilitate the ongoing addition of new solutions and accommodate new functionalities.

    The NGenius System has enhanced data aggregation and reporting features, intuitive displays, and pre-set configurations to assist with faster deployment across wide area networks. NGenius probes will include new features for viewing http and URL traffic. The major components of the nGenius suite are planned for release over the course of calendar year 2000. The system includes the NGenius Performance Monitor-TM-, NGenius Traffic Monitor-TM-, NGenius Server-TM- and the nGenius Probe-TM-.

    - NGENIUS SERVER. At the heart of the system is NetScout's NGenius Server, a simple to use and highly scalable network management server that provides a single-point-of access to all of NetScout's e-business performance management solutions. Collecting real-time, application flow data from NetScout's high performance probes, as well as from other industry-standard data sources, the server aggregates data from multiple segments. NGenius Server is designed for quick deployment and configuration through an intuitive, web-based user interface and out of the box default configuration settings.

    - NGENIUS PERFORMANCE MONITOR. The NGenius Performance Monitor is the first line of defense in networked application performance management. Delivering detailed information on URL traffic volumes, response times and connection requests, this product helps network managers and Webmasters to optimize the e-business experience where availability and responsiveness are critical to success. The Performance Monitor forewarns the user of possible flow degradation through alarms centered on volume and error statistics. This real-time alarming feature provides rapid identification of performance problems, which can then be handed off to nGenius Traffic Monitor for further drill down and analysis.

    - NGENIUS TRAFFIC MONITOR. The nGenius Traffic Monitor provides an intuitive network troubleshooting solution that enables managers to identify and rectify potential network trouble spots and drill down for rapid problem resolution. Unique to the solution is its ability to provide an integrated view of real-time and historical network information. With this information, managers can track spikes in traffic--quickly determining whether problems are an anomaly or trend. Users can also use this solution to determine if additional network capacity is needed. To facilitate problem-solving, users have the ability to create customized views of the network, enabling quick comparisons between conditions in different parts of the network.

    - NGENIUS PROBE. As the foundation for the nGenius system, the nGenius Probe extends the value and reach of NetScout's instrumentation by providing data on URL traffic, response-time measurements, error rates and connection requests. This probe provides dedicated, non-intrusive monitoring of e-business traffic from within the site and across the enterprise network. URL monitoring capability will also be available for other existing NetScout probes in the future. Customizable topology support provides users with added flexibility to conveniently monitor multiple, disparate network segments using the same device. Additionally, an infrared configuration port enables user to perform deployment and re-configuration using palm-top computers. Dual power supplies ensure high availability for business-critical applications.

SALES AND MARKETING

    NetScout targets corporations and service providers with large, mission-critical networks through a combination of direct and indirect sales channels, with the majority of sales occurring indirectly. Our direct sales teams play a supportive role in many of our channel partner's accounts, providing the technical and practical information needed to determine customer needs and present solutions that best suit those needs. The Company is investing aggressively in its direct, quota-carrying sales force with the intent to grow it by 50% during fiscal 2001. In addition, we plan to integrate into our sales force, NextPoint's nine quota-carrying sales personnel upon completion of the acquisition. We have prioritized hiring practices and training programs to ensure our sales personnel are both highly talented and well trained. NetScout develops continued programs for its sales personnel throughout the year, for in-depth product and technical training, and other professional skills. In addition, we encourage joint initiatives involving our sales teams and the teams of our partners.

    NetScout's sales force utilizes a "high touch" sales model that consists of meetings with end-users to understand and identify their individual business requirements. Our sales teams then translate those requirements into tailored business solutions that would maximize performance of their network. Due to the complexity of the systems and the capital expenditure involved, our sales cycle is typically four to seven months long. To capitalize on the significant revenue opportunity with customers throughout the life of their networks, our sales model is designed to encourage installed base selling.

    Our indirect channel partners include original equipment manufacturers, distributors, resellers, service providers, and system integrators. Revenue from indirect distribution channels represented a substantial majority of total revenue for the fiscal years ended March 31, 1998, 1999 and 2000. Our sales force is organized into three main regions, Americas, Europe-Middle East-Africa and Asia Pacific.

    The majority of our indirect channel sales are sold through our strategic development and OEM relationship with Cisco Systems, Inc. A substantial portion of our Cisco-channeled sales are supported by high levels of involvement from our sales force. Our sales personnel operate in close concert with Cisco sales personnel, with the same level of intimate understanding provided on network performance requirements, as is provided by the Cisco sales teams with respect to the infrastructure requirements.

    International sales are accomplished primarily through indirect distribution channels. Revenues from sales outside North America represented 12% of total revenue for each of the fiscal years ended March 31, 1998 and 1999, and 13% of total revenue for the fiscal year ended March 31, 2000. We believe that our North American indirect channel partners also resell a significant amount of our products internationally.

    As of March 31, 2000, our North American field sales organization consisted of 51 employees. Our international sales organization consisted of 18 employees with offices in the United Kingdom, France, Hong Kong, Netherlands and Germany. In addition, we had 30 employees responsible for providing telesales, training and sales and administrative support.

    As of March 31, 2000, our marketing organization consisted of 24 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout brand name in the marketplace. Key elements of our market penetration strategy are focused demand generation in large enterprise, dot.com and e-business service provider target market segments, strategic selling relationships with industry-leading network equipment vendors, and leveraging our large installed base of customers.

SUPPORT SERVICES

    Customer satisfaction is an integral part of NetScout's success. We offer a wide variety of support and training to ensure user success. NetScout provides pre and post-sales support to make implementations and day to day activities seamless. We have support personnel located in the United States, and abroad with some support provided by qualified third party support organizations.

    NetScout provides 8 a.m. to 8 p.m. Eastern time, toll-free customer support as part of our product sales as well as fee based customer support. Our fee based customer support service includes two plans. Depending on the level of need, a 24x7 technical assistance plan is offered as part of our MasterCare Platinum Plan or for those requiring less assistance 8 a.m. to 8 p.m. Eastern time customer support is offered under our MasterCare Gold Plan. Under our fee plans, our customers have access to an exclusive customer Web site where information regarding frequently asked questions, technical tips, and the latest patches and downloads are available.

RESEARCH AND DEVELOPMENT

    Our success depends on our ability to adapt and innovate quickly to satisfy our customer demands in a rapidly changing technological environment. We devote substantial resources to developing new products and enhancing existing products. We predominantly develop our products internally, with some third party contracting.

    As of March 31, 2000, our research and development organization consisted of 59 employees. In addition, we contract with third parties to perform specific development projects. Research and development expenditures for the fiscal years ended March 31, 1998, 1999 and 2000 were approximately $5.1 million,
$7.5 million, and $9.5 million, respectively. To date, all research and development expenses have been expensed as incurred.

    To promote industry standards and manifest technology leadership, we engage actively in, contribute to, and often provide a leadership role in Internet Engineering Task Force (IETF) standards-making activities. These activities provide early insight into the direction of the network and application performance management requirements going forward for current and emerging technologies.

    We also collaborate regularly, within the framework of our strategic technology and OEM relationship with Cisco Systems, Inc., to review and address the network and application performance management needs and plans engendered by Cisco-specific standards-implementations, extensions there-to, technologies, and product and technology initiatives. These collaborations, similar to the IETF activities, also provide NetScout with early insight into Cisco-specific plans and directions, allowing NetScout quick time to market of products and technologies.

MANUFACTURING

    Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with individual customer requirements. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. As of March 31, 2000, our manufacturing organization consisted of 23 employees.

    Although we generally use standard parts and components for our products, each of the computer network interface cards used in our probes is currently available only from separate single source suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. We have few supply commitments with our suppliers but believe that, in most cases, alternate suppliers can be identified if current suppliers are unable to fulfill our needs.

CUSTOMERS

    We sell our products to businesses and organizations with large and medium-sized computer networks. Our customer base represents approximately half of the Fortune 500 companies. We have sold a majority of our products through indirect distribution channels. Our products have been sold to more than 700 customers operating in a wide variety of industries, such as financial services, transportation, manufacturing, insurance, retail and software development. Due to rapid order fulfillment, we do not operate with significant backlog.

    Cisco is a significant distributor of our products under its private label. Revenue derived from Cisco represented 40%, 51%, and 50% of our total revenue for the fiscal years ended March 31, 1998, 1999, and 2000, respectively. We sell NetScout Manager and NetScout probes to Cisco, which are resold by Cisco under the names TrafficDirector and SwitchProbes. We also license versions of our software for use in a range of Cisco switches for which we receive royalty payments. Cisco has a worldwide, non-exclusive right to market and resell our products on a stand-alone basis and to incorporate certain components of our technology into its products. This relationship is governed by a project development and license agreement dated as of January 13, 1994 and a private labeling agreement dated as of October 17, 1995. These agreements have been amended and were extended until October 31, 2002.

    We work closely with Cisco on joint sales and marketing efforts. Foremost, the two companies' sales forces collaborate in the field to approach customers, define their requirements and close sales. The companies also collaborate on product marketing. We participate in Cisco seminars, participate in introductions to Cisco's international distributors, and link our web sites. We devote significant time and attention of senior management, as well as resources throughout our company, to making this strategic relationship successful and believe that we have a strong business relationship. Other than Cisco, no other customer represented more than 10% of our revenue for the fiscal year ended March 31, 2000.

COMPETITION

    The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our principal competitors include a number of companies offering one or more solutions for the network and application performance management market, some of which compete directly with our products. For example, we compete with probe vendors, such as Agilent Technologies, providers of network performance management solutions, such as Concord Communications and Micromuse, providers of application performance management solutions, such as International Network Services, and providers of portable network traffic analyzers, such as Network Associates. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include:

    - product performance, functionality and price;

    - name and reputation of vendor;

    - distribution strength; and

    - alliances with industry partners.

    Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with greater financial, management, marketing, service, support, technical, distribution and other resources.

INTELLECTUAL PROPERTY RIGHTS

    Intellectual property rights owned or licensed by NetScout include patents, copyrights, trade secrets and trademarks that relate to our products. While NetScout's competitive technology position is not determined by or dependent upon any single factor, NetScout's intellectual property portfolio is of significant value to it. NetScout takes appropriate action to enforce its intellectual property rights.

    We pursue registration of some of our trademarks in the U.S. and in other countries. We have registered the trademark NETSCOUT in the U.S., Canada and the European Union. In addition, we have applications pending for the NetScout Logo in Canada and Japan for APPSCOUT in Canada, the European Union, Japan, and the U.S., and have applications for registration pending in the U.S. for the following trademarks: ART MIB, ARTSMART, EXPERTSCOUT, FRAMESCOUT, NGENIUS, NGENIUS EVENT MANAGER, NGENIUS PACKET ANALYZER, NGENIUS PERFORMANCE MONITOR, NGENIUS PROBES, NGENIUS TRAFFIC MONITOR, NGENIUS TREND REPORTER, PACKETSCOUT, PHONESCOUT, TRAFFICSCOUT, TRAFFICSMART, TRENDREPORTER, TRENDSCOUT, TRENDSMART, VOICESCOUT AND WEBSCOUT.

EMPLOYEES

    As of March 31, 2000, we had 249 employees, 181 of whom were based at our headquarters in Westford, Massachusetts. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

    We lease approximately 97,500 square feet of space in an office building in Westford, Massachusetts for our headquarters. The lease expires in November 2002, and we have an option to extend the lease for an additional five-year term. We also lease office space in eleven other cities for our sales and support personnel, including 3,200 square feet of space in the United Kingdom. We believe that these existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    On November 5, 1999, a former employee of NetScout filed an action against the Company and an employee stockholder of NetScout in the Massachusetts Superior Court Department of the Trial Court, Middlesex County, alleging claims of discrimination on the basis of sex and sexual harassment. On December 30, 1999, NetScout filed a Notice of Removal to the United States District Court for the District of Massachusetts, thereby removing the action to that Court. NetScout has filed an Answer denying these allegations and plans to vigorously defend this matter. NetScout has recorded an accrual to address this matter. However, since the matter is at a preliminary stage, NetScout is unable to predict the outcome or amount of related expense, or loss, if any.

    In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on NetScout's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company completed its initial public offering on August 12, 1999 at a price of $11.00 per share. Since that time, the Company's common stock has traded on the Nasdaq National Market under the symbol NTCT. The following table sets forth, for the period indicated, the high and low closing sales prices for the common stock.

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
September 30, 1999..........................................   $36.50     $12.63
December 31, 1999...........................................   $31.00     $20.31
March 31, 2000..............................................   $32.75     $14.88

    As of June 9, 2000 there were approximately 6,298 stockholders of record of the Company's common stock.

DIVIDEND POLICY

    In fiscal 2000, we did not declare any cash dividends and do not anticipate in the foreseeable future any dividend declaration. In addition, the terms of our bank loan agreement prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund the expansion and growth of our firm. Any future dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, and general business conditions.

USE OF PROCEEDS

    On August 17, 1999, we completed our initial public offering of three million shares of common stock at a price of $11.00 per share. The principal underwriters for the transaction were Deutsche Banc Alex. Brown, Bear, Sterns & Co. Inc. and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. The registration statement relating to this offering was declared effective by the Securities and Exchange Commission (SEC File Number 333-76843) on
August 11, 1999. We received net proceeds of $29.6 million after deducting
$2.3 million in underwriting discounts and commissions and $1.1 million in other offering expenses.

    Upon the exercise of the over allotment option by the underwriters, certain selling security holders sold 450,000 shares of common stock for net proceeds of approximately $4.6 million after deducting underwriting discounts and commissions.

    To date, we have not utilized any of the proceeds from our initial public offering. We have invested all such net proceeds primarily in U.S. Treasury obligations and other interest bearing investment grade securities.

RECENT SALES OF UNREGISTERED SECURITIES

    In January 1999, NetScout issued 6,977,254 shares of its Class B convertible common stock, par value $0.001 per share, to certain affiliates of TA Associates, Inc. and to Egan-Managed Capital, L.P., at $6.388051 per share, for aggregate consideration of $44,571,054. All of the proceeds from the Class B convertible common stock financing were used to redeem shares of the Company's Series A preferred stock, non-voting common stock and common stock held by certain persons, including certain officers and directors of NetScout. Upon closing of NetScout's initial public offering, the 6,977,254 outstanding shares of Class B convertible common stock converted into 6,977,254 shares of common stock.

    From April 1, 1997 through April 14, 1999, the registrant granted options to purchase an aggregate of 2,250,000 shares of common stock under the 1990 Stock Option Plan, as amended, exercisable at a weighted average price of $3.8646.

    From April 14, 1999 through March 31, 2000, the registrant granted options to purchase an aggregate of 1,430,789 shares of common stock under the 1999 Stock Option and Incentive Plan, exercisable at a weighted average price of $20.9493.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended March 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of March 31, 1999 and 2000, are derived from and are qualified by reference to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended March 31, 1996 and 1997, and the consolidated balance sheet data as of March 31, 1996, 1997 and 1998, have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                    YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------
                                                     1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue:
    Product.......................................  $13,276    $25,159    $34,990    $50,374    $57,206
    Service.......................................    1,521      3,888      5,143      8,710     12,804
    License and royalty...........................      886      1,601      2,696      8,467     16,149
                                                    -------    -------    -------    -------    -------
  Total revenue...................................   15,683     30,648     42,829     67,551     86,159
                                                    -------    -------    -------    -------    -------
Cost of revenue:
    Product.......................................    5,897      9,427     12,638     19,250     21,139
    Service.......................................      138        528        784      1,235      1,718
                                                    -------    -------    -------    -------    -------
      Total cost of revenue.......................    6,035      9,955     13,422     20,485     22,857
                                                    -------    -------    -------    -------    -------
Gross margin......................................    9,648     20,693     29,407     47,066     63,302
                                                    -------    -------    -------    -------    -------
Operating expenses:
    Research and development......................    1,208      3,003      5,129      7,526      9,526
    Sales and marketing...........................    4,384      6,778     13,583     20,375     27,945
    General and administrative....................      695      1,815      2,950      4,104      4,631
                                                    -------    -------    -------    -------    -------
      Total operating expenses....................    6,287     11,596     21,662     32,005     42,102
                                                    -------    -------    -------    -------    -------
Income from operations............................    3,361      9,097      7,745     15,061     21,200
Interest income (expense), net....................       (3)       461        743        926      2,551
                                                    -------    -------    -------    -------    -------
Income before provision for income taxes..........    3,358      9,558      8,488     15,987     23,751
Provision for income taxes........................    1,355      3,640      3,056      5,715      8,539
                                                    -------    -------    -------    -------    -------
Net income........................................  $ 2,003    $ 5,918    $ 5,432    $10,272    $15,212
                                                    =======    =======    =======    =======    =======
Basic net income per share........................  $  0.11    $  0.31    $  0.28    $  0.55    $  0.70
Diluted net income per share......................  $  0.09    $  0.26    $  0.23    $  0.43    $  0.56
Shares used in computing:
    Basic net income per share....................   18,542     19,010     19,289     18,586     21,750
    Diluted net income per share..................   22,460     22,919     23,166     23,706     26,946

                                                                     MARCH 31,
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities..................................  $ 7,797    $12,355    $15,175    $ 25,477   $70,322
Working capital...............................    7,837     11,140     14,163      24,489    74,866
Total assets..................................   14,328     21,703     31,220      43,974    96,748
Class B redeemable convertible common stock...       --         --         --      44,161        --
Total stockholders' equity (deficit)..........    8,848     14,809     20,400     (13,124)   81,122

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this Annual Report on Form 10-K.

    In addition to the other information in this report, the following Management Discussion and Analysis should be considered carefully in evaluating the Company and our business. This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may", "will", "could", "should", "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Affect Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

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

    We were incorporated in 1984 and primarily provided consulting services until 1992 when we began to develop and market our first computer network performance management products. Our operations have been financed principally through cash provided by operations and we have been profitable for each of the last seven years.

    Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Sales to indirect channel partners that are subject to return privileges are recognized upon shipment, net of an allowance for estimated product returns which is based on our return policy and historical experience. Customer payments received in advance of product shipments are recorded as customer deposits.

    Service revenue consists primarily of customer fees from support agreements, consulting and training. We generally provide three months of software and service support and 12 months of hardware support as part of our product sales. Revenue from software and service support is deferred and recognized over the three-month support period. Revenue from hardware support is deferred and recognized over the 12-month support period. In addition, customers can elect to purchase extended support agreements, typically for 12-month periods. Revenue from these agreements is deferred and recognized ratably over the support period. Revenue from consulting and training is recognized as the work is performed.

    For multi-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally hardware products and licensing software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately.

    License and royalty revenue consists primarily of royalties paid under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. License revenue is recognized when delivery has occurred and when we become contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon product shipment by the license holder.

    Revenue from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented a substantial majority of total revenue for the fiscal years ended March 31, 1998, 1999 and 2000. Cisco resells our products to customers under its own private label and incorporates components of our technology into its products. Our revenue from Cisco represented 40%, 51% and 50% of our total revenue in the fiscal years ended March 31, 1998, 1999 and 2000, respectively. We expect revenue from Cisco to account for a significant portion of our revenue for the foreseeable future. Network Associates, a reseller, accounted for 12% of our total revenue in the fiscal year ended
March 31, 1998. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the fiscal years ended March 31, 1998, 1999 or 2000.

    Revenue from sales outside North America represented 12% of our total revenue in each of the fiscal years ended March 31, 1998 and 1999 and 13% for the fiscal year ended March 31, 2000. Sales outside North America are primarily to indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners, including Cisco. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statement of Income:

                             NETSCOUT SYSTEMS, INC.
                        STATEMENT OF INCOME PERCENTAGES

                                                              YEAR ENDED MARCH 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
Revenue:
  Product..............................................    81.7%      74.6%      66.4%
  Service..............................................    12.0       12.9       14.9
  License and royalty..................................     6.3       12.5       18.7
                                                          -----      -----      -----
    Total revenue......................................   100.0      100.0      100.0
                                                          -----      -----      -----
Cost of revenue:
  Product..............................................    29.5       28.5       24.5
  Service..............................................     1.8        1.8        2.0
                                                          -----      -----      -----
    Total cost of revenue..............................    31.3       30.3       26.5
                                                          -----      -----      -----
Gross margin...........................................    68.7       69.7       73.5
                                                          -----      -----      -----
Operating expenses:
  Research and development.............................    12.0       11.1       11.1
  Sales and marketing..................................    31.7       30.2       32.4
  General and administrative...........................     6.9        6.1        5.4
                                                          -----      -----      -----
    Total operating expenses...........................    50.6       47.4       48.9
                                                          -----      -----      -----
Income from operations.................................    18.1       22.3       24.6
Interest income, net...................................     1.7        1.4        3.0
                                                          -----      -----      -----
Income before provision for income taxes...............    19.8       23.7       27.6
Provision for income taxes.............................     7.1        8.5        9.9
                                                          -----      -----      -----
Net income.............................................    12.7%      15.2%      17.7%
                                                          =====      =====      =====

YEARS ENDED MARCH 31, 2000 AND 1999

REVENUE

    Total revenues were $86.2 million and $67.6 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 28% from 1999 to 2000.

    PRODUCT. Product revenues were $57.2 million and $50.4 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 14% from 1999 to 2000. This increase was primarily due to a 30% increase in average selling price attributable to larger volumes of higher speed and multi-port probes.

    SERVICE. Service revenues were $12.8 million and $8.7 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 47% from 1999 to 2000. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

    LICENSE AND ROYALTY. License and royalty revenues were $16.2 million and $8.5 million, for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 91% from 1999 to 2000. This increase was primarily due to a proportionate growth in unit sales of our software and embedded software products by Cisco.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $21.1 million and $19.3 million, for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 10% from 1999 to 2000. This increase was primarily due to higher sales volumes offset by a 30% decrease in the average cost per unit from 1999 to 2000. Product gross margins were 63% and 62% for the fiscal years ended March 31, 2000 and 1999, respectively.

    SERVICE. Cost of service revenue consists primarily of personnel costs. Cost of service revenues were $1.7 million and $1.2 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 39% from 1999 to 2000. This increase was primarily due to a 29% increase in personnel costs from 1999 to 2000. Service gross margins were 87% and 86% for the fiscal years ended March 31, 2000 and 1999, respectively. This increase was primarily due to the timing of personnel replacements and additions as well as economies of scale.

    Gross margins were $63.3 million and $47.1 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 35% from 1999 to 2000. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales. This increase was primarily due to an increase in license and royalty revenue as a percentage of total revenue.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $9.5 million and $7.5 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 27% from 1999 to 2000. This increase was primarily due to a 33% increase in personnel costs from 1999 to 2000.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $27.9 million and $20.4 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 37% from 1999 to 2000. This increase was primarily due to a 77% increase in sales and marketing personnel costs from 1999 to 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses were $4.6 million and $4.1 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 13% from 1999 to 2000. This increase was primarily due to a 22% increase in personnel costs from 1999 to 2000.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $2.6 million and $926,000, for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 176% from 1999 to 2000. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $8.5 million and $5.7 million, for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 49% from 1999 to 2000, primarily due to higher pre-tax income. Our effective tax rate remained constant at 36% for the fiscal years ended March 31, 2000 and 1999.

YEARS ENDED MARCH 31, 1999 AND 1998

REVENUE

    Total revenues were $67.6 million and $42.8 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 58% from 1998 to 1999.

    PRODUCT. Product revenues were $50.4 million and $35.0 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 44% from 1998 to 1999. This increase was primarily due to a 18% increase in average selling price attributable to larger volumes of Wide Area Network, Asynchronous Transfer Mode and Fast Ethernet probes.

    SERVICE. Service revenues were $8.7 million and $5.1 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 69% from 1998 to 1999. Our personnel costs increased 65% from 1998 to 1999.

    LICENSE AND ROYALTY. License and royalty revenues were $8.5 million and $2.7 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 214% from 1998 to 1999. This increase was primarily due to a proportionate growth in unit sales of our software and embedded software products by Cisco.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue was $19.3 million and $12.6 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 52% from 1998 to 1999. This increase was primarily due to higher sales volumes and a 22% increase in the average cost per unit from 1998 to 1999. Product gross margins were 62% and 64% for the fiscal years ended March 31, 1999 and 1998.

    SERVICE. Cost of service revenues were $1.2 million and $784,000 for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 58% from 1998 to 1999. This increase was primarily due to a 65% increase in service personnel costs to support the increase in our installed customer base. Service gross margins were 86% and 85% for the fiscal years ended March 31, 1999 and 1998. This increase was primarily due to the timing of personnel replacements and additions as well as economies of scale.

    Gross margins were $47.1 million and $29.4 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 60% from 1998 to 1999. This increase was primarily due to an increase in license and royalty revenue as a percentage of total revenue.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $7.5 million and $5.1 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 47% from 1998 to 1999. This increase was primarily due to a 40% increase in personnel costs and a 49% increase in consulting costs from 1998 to 1999.

    SALES AND MARKETING. Sales and marketing expenses were $20.4 million, and $13.6 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 50% from 1998 to 1999. This increase was primarily due to a 53% increase in sales and marketing personnel costs and a 114% increase in marketing programs from 1998 to 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.1 million and $3.0 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 39% from 1998 to 1999. This increase was primarily due to a 30% increase in personnel costs from 1998 to 1999.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $926,000, and $743,00 for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 25% from 1998 to 1999. This increase was primarily due to an increase in our cash balances.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $5.7 million and $3.1 million for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of 87% from 1998 to 1999, primarily due to higher pre-tax income. Our effective tax rate remained constant at 36% for the fiscal years ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, we had $48.5 million in cash and cash equivalents and $21.8 million in marketable securities. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On
August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter discounts and commissions and other offering expenses. We have a line of credit with a bank, which allows us to borrow up to $5.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2001. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. At March 31, 2000, we had letters of credit outstanding under the line aggregating $561,000. The bank line of credit is secured by our inventory and accounts receivable.

    Cash, cash equivalents and marketable securities were $70.3 million at March 31, 2000. Cash provided by operating activities was $6.7 million, $12.8 million, and $15.3 million for the fiscal years ended March 31, 1998, 1999, 2000, respectively. Cash provided by operating activities was primarily derived from net income and to a lesser degree, increases in depreciation and amortization, accrued expenses and deferred revenue in each period. This was partially offset by increases in accounts receivable in each period and increases in prepaids and other current assets for the fiscal year ended March 31, 2000. These changes were due to the growth of our business.

    Cash used in investing activities was $6.9 million for the fiscal year ended March 31, 1998, which reflects the purchase of fixed assets and, to a lesser degree, marketable securities. Cash provided by investing activities was $6.3 million for the fiscal year ended March 31, 1999, which was primarily due to the maturity of marketable securities, partially offset by the purchase of fixed assets. Cash used in investing activities was $24.2 million for the fiscal year ended March 31, 2000, which reflects the purchase of marketable securities and, to a lesser degree, fixed assets.

    Cash provided by financing activities was $32.0 million for the fiscal year ended March 31, 2000, which was primarily due to the initial public offering proceeds.

    On June 13, 2000, NetScout entered into an Agreement and Plan of Reorganization with NextPoint Networks, Inc., NetScout Service Level Corporation, a wholly owned subsidiary of NetScout, and certain stockholders of NextPoint, pursuant to which NextPoint would merge with and into NetScout Service Level Corporation. In the merger, NetScout will issue approximately
2.2 million shares of its common stock and approximately $20.6 million in cash in exchange for all of the capital stock of NextPoint. Completion of the merger is subject to, among other things, approval by holders of NextPoint capital stock. The merger will be accounted for using the purchase method.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000. NetScout does not expect SFAS No. 133 to have a material effect on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101 "Revenue Recognition in Financial Statements", as amended by SAB No.101A. SAB No.101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance of SAB No.101 will be required in the Company's first quarter of fiscal 2001. The Company is currently determining the impact if any, that SAB No. 101 will have on its financial position and results of operations.

    In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. NetScout does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

YEAR 2000 READINESS DISCLOSURE

    To date, we have not incurred significant costs in connection with identifying and evaluating year 2000 issues or complying with year 2000 requirements. We have not experienced any significant year 2000 problems and have not deferred the release of any of our products or any IT projects as a result of year 2000 complications. However, we have not used any independent verification or validation processes to support our assertions regarding year 2000 risks and cost estimates. While we do not expect to incur significant costs in the foreseeable future, year 2000 complications are not fully known, therefore, there can be no assurance that year 2000 errors or defects will not be discovered in our products or internal software systems. If such errors or defects are discovered, there can be no assurance that the costs of making such systems year 2000 compliant will not have a material adverse effect on our business, operating results and financial condition.

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

    A REDUCTION IN ORDERS FROM CISCO SYSTEMS, INC. WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period would be materially adversely affected if there is a substantial reduction in orders from Cisco Systems, Inc. or if we are unable to complete one or more Cisco orders planned for that period. We derive a significant portion of our revenue from Cisco, which distributes some of our products under its private label and incorporates some of our software in its products. Cisco accounted for 51% of our total revenue for the fiscal year ended March 31, 1999 and 50% of our total revenue for the fiscal year ended March 31, 2000. Our future performance is significantly dependent upon Cisco's continued promotion of our products. Cisco has no obligation to purchase any products from us. Further, we do not control Cisco's distribution of our products, whether incorporated into Cisco's products or sold under private label. Finally, Cisco may decide to internally develop products that compete with our solution or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our relationship with Cisco were terminated or adversely affected for any reason, our business, operating results and financial condition would be materially adversely affected.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE INDIRECT DISTRIBUTION CHANNELS. To increase our sales, we must further expand and manage our indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Sales to our indirect distribution channels accounted for 81% and 78% of our total revenue for the fiscal years ended March 31, 1999 and 2000, respectively. Sales to Cisco accounted for 51% and 50% of our total revenue for the fiscal years ended
March 31, 1999 and 2000. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to expand and manage our relationships with our partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

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

    WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES. The market for network and application performance management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon product performance, functionality and price; name and reputation of vendor; distribution strength; and alliances with industry partners. We compete with probe vendors, such as Agilent Technologies, providers of network performance management solutions, such as Concord Communications, Inc. and Micromuse, Inc., and providers of portable network traffic analyzers, such as Network Associates, Inc. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

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

    FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS. We have been experiencing a period of rapid growth over the past several years. We plan to continue to expand our business by hiring additional personnel. The growth in size and complexity of our business and our customer base has been and will continue to be a significant challenge to our management and operations. To manage further growth effectively we must enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. Our financial and accounting systems are currently being upgraded and we anticipate the upgrade to be completed in the third calendar quarter of 2000. If we are unable to successfully integrate these systems and controls and to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, and our ability to retain key personnel, our business, operating results and financial condition could be materially adversely affected.

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

    WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR
MARKET. Qualified personnel are in great demand throughout the computer software, hardware and networking industries. The demand for qualified personnel is particularly acute in the New England area due to the large number of software and high technology companies and the low unemployment in the region. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. We have had difficulty hiring and retaining these highly skilled employees in the past. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and customer support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited.

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

    IF OUR PRODUCTS CONTAIN ERRORS, THEY MAY BE COSTLY TO CORRECT, REVENUE MAY BE DELAYED, WE COULD GET SUED AND OUR REPUTATION COULD BE HARMED. Despite testing by our customers and us errors may be found in our products after commencement of commercial shipments. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fails, a customer may assert warranty and other claims for substantial damages against us. The occurrence or discovery of these types of errors or failures could have a material adverse effect on our business, operating results and financial condition.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for 12% and 13% of our total revenue for the fiscal years ended March 31, 1999 and 2000, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to expand international indirect distribution channels, hire additional sales personnel, adapt products for local markets, or manage geographically dispersed operations. The major countries outside of North America, in which we do, or intend to do, businesses are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including failure of local laws to provide the same degree of protection against infringement of our intellectual property, protectionist laws and business practices that favor local competitors, dependence on local indirect channel partners, multiple conflicting and changing governmental laws and regulations, longer sales cycles, greater difficulty in collecting accounts receivable, foreign currency exchange rate fluctuations and political and economic instability.

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

    OUR BUSINESS MAY BE NEGATIVELY AFFECTED BY OUR FAILURE TO SUCCESSFULLY INTEGRATE WITH NEXTPOINT OR TO RETAIN NEXTPOINT EMPLOYEES. On June 13, 2000 we entered into an Agreement and Plan of Reorganization with NextPoint
Networks, Inc., NetScout Service Level Corporation, our wholly owned subsidary, and certain stockholders of NextPoint, pursuant to which NextPoint would merge with and into NetScout Service Level Corporation. The anticipated benefits of the merger may not be achieved unless, among other things, the operations, products, services and personnel of NextPoint are successfully combined with ours in a timely and efficient manner. If the anticipated benefits of the business combination are not achieved or are not achieved in a timely fashion, then the merger could have an adverse affect on NetScout's operating results for a significant period of time that cannot now be determined. Furthermore, the diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on our revenues and operating results.

    Despite NextPoint's efforts to retain key employees, NextPoint may lose some of its key employees following the merger. Competition for qualified management, engineering and technical employees in the computer software, hardware and networking industries is intense. NextPoint employees may not want to work for a larger, publicly-traded company instead of a smaller, private company. In addition, competitors may recruit NextPoint employees prior to the merger and during the integration of NextPoint and us. We cannot provide any assurance that the combined enterprise will be able to attract, retain and integrate key employees following the merger.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our marketable securities.

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

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

    NetScout's Consolidated Financial Statements and Schedules and the Report of the Independent Accountants, appear beginning on page F-1 attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of NetScout are as follows:

NAME                                          AGE                           POSITION
----                                        --------   ---------------------------------------------------
Anil K. Singhal...........................     46      Chairman of the Board, Chief Executive Officer and
                                                         Treasurer
Narendra Popat............................     50      President, Chief Operating Officer, Secretary and
                                                         Director
David Sommers.............................     53      Vice President and Chief Financial Officer
Lisa Fiorentino...........................     34      Vice President, Finance
Joyce Poggi Hager.........................     42      Vice President, Human Resources
Ashwani Singhal...........................     39      Vice President, Engineering
Gerald Stabile............................     40      Vice President, Worldwide Sales and Services
Tracy Steele..............................     40      Vice President, Manufacturing
Michael Szabados..........................     47      Vice President, Marketing
Richard J. Egan...........................     64      Director
Joseph G. Hadzima, Jr.....................     48      Director
Kenneth T. Schiciano......................     37      Director

    ANIL K. SINGHAL co-founded NetScout in June 1984 and has served as NetScout's Chairman of the Board, Chief Executive Officer and Treasurer since July 1993. From NetScout's inception until July 1993, Mr. Singhal was President of NetScout. Mr. Singhal has served as a director of NetScout since its inception. Prior to founding NetScout, he was a senior architect and project manager at Wang Laboratories, a provider of computer systems, from 1979 until June 1984. Mr. Singhal is the brother of Ashwani Singhal, NetScout's Vice President, Engineering.

    NARENDRA POPAT co-founded NetScout in June 1984 and has served as NetScout's President, Chief Operating Officer and Secretary since July 1993. From NetScout's inception until July 1993, Mr. Popat was Chairman of the Board and Treasurer of NetScout. Mr. Popat has served as a director of NetScout since its inception. Prior to founding NetScout, Mr. Popat was a Senior Software Engineer at Wang Laboratories from 1980 until June 1984.

    DAVID SOMMERS has served as Vice President and Chief Financial Officer since April 2000 when he joined NetScout. From November 1998 until January 2000,
Mr. Sommers was Senior Vice President and Chief Financial Officer of FlexiInternational Software, Inc., a publicly-held developer and marketer of financial accounting software. During 1998, Mr. Sommers was a consultant on mergers and acquisitions to the Senior Vice President and Chief Financial Officer of Lotus Development Corporation, an IBM subsidiary, which develops group collaboration software. From January 1996 through August 1997, he was Chief Financial Officer of SystemSoft Corporation, a publicly-held developer and marketer of system level firmware. He also served as Vice President and Chief Financial Officer of Advanced Media, Inc., a publicly-held developer and marketer of interactive multimedia systems, from September 1993 through December 1996.

    LISA FIORENTINO has served as NetScout's Vice President, Finance since January 2000. Ms. Fiorentino joined NetScout in August 1995 and served as Director of Finance from May 1997 until January, 2000 and as Controller from August 1995 until April 1997. Prior to joining NetScout, she served as Finance Manager and various other financial management positions for Orbotech, a manufacturer of automated optical inspection equipment for the printed circuit board industry, from January 1989 until August 1995.

    JOYCE POGGI HAGER has served as NetScout's Vice President, Human Resources since January 2000. Ms. Hager joined NetScout in February 1998 and served as Director of Human Resources from February 1998 to January 2000. Prior to joining NetScout, she served as Senior HR Manager at PictureTel, a video conferencing company, from July 1992 until January 1998. She also served as the Senior Employee Relations Manager at Intel, a microchip manufacturer, from May 1984 until July 1992.

    ASHWANI SINGHAL has served as Vice President, Engineering since
October 1998. Mr. Singhal joined NetScout in 1987 and served as a Senior Software Engineer and Project Manager from 1987 until February 1997 and Director of Engineering from February 1997 until October 1998. Prior to joining NetScout, he was a Senior Software Engineer at Symmetrix, an artificial intelligence systems company, from 1982 until 1987. Mr. Singhal is the brother of Anil Singhal, NetScout's Chairman of the Board and Chief Executive Officer.

    GERALD STABILE has served as Vice President, Worldwide Sales and Services since October 1998. Mr. Stabile joined NetScout in September 1997 and served as Vice President, Worldwide Sales from March 1998 until October 1998 and as Vice President, North American Sales from September 1997 until March 1998. Prior to joining NetScout, he served Olicom, formerly CrossComm Corporation, a developer of networking and infrastructure software, as Vice President, Americas from 1996 until September 1997 and as Sales Director from 1992 through 1995.

    TRACY STEELE has served as Vice President, Manufacturing since May 1997. Mr. Steele joined NetScout in November 1995 and served as Director of Manufacturing from November 1995 until May 1997. Prior to joining NetScout, he served as Director of Manufacturing for Scope Communications, a developer of hand-held network tools from 1993 to November 1995. He also served in various manufacturing and management positions at NBase--Xyplex, Inc., a computer networking company, from 1985 to February 1993.

    MICHAEL SZABADOS has served as NetScout's Vice President, Marketing since August 1997. Prior to joining NetScout, he served as Chief Executive Officer of Jupiter Technology, Inc., a developer of frame relay access drives, from March 1997 to August 1997. He also served as Vice President, Product Management/Marketing at UB Networks, a computer networking company, from July 1994 until March 1997 and served as Director of Marketing at SynOptics Communications, a computer networking company, from 1991 until July 1994.

    RICHARD J. EGAN has served as a director of NetScout since January 1999.
Mr. Egan is a founder of EMC Corporation, a provider of computer storage systems and software. Mr. Egan has served EMC Corporation, a publicly-held company, as Chairman of the Board since January 1988, as a director since inception in 1979, as Chief Executive Officer from 1979 to January 1992 and as President from 1979 to January 1988.

    JOSEPH G. HADZIMA, JR. has been a director of NetScout since July 1998.
Mr. Hadzima has been a Managing Director of Main Street Partners LLC, a Venture capital investing and technology commercialization company, since April 1998. Since June 1996, he has also served as Of Counsel at Sullivan & Worcester LLP, a law firm where he was a partner from October 1987 to June 1996. Mr. Hadzima served as Senior Vice President and General Counsel of Quantum Energy Technologies Corporation, an energy and environmental products research and development company, from June 1996 to December 1998. Mr. Hadzima is also a Senior Lecturer at MIT Sloan School of Management.

    KENNETH T. SCHICIANO has been a director of NetScout since January 1999. Mr. Schiciano has been a Managing Director of TA Associates, Inc., a venture capital firm, since December 1999. Mr. Schiciano served as a Vice President of TA Associates from August 1989 to December 1994, and as Principal from
January 1995 to December 1999. Prior to that, Mr. Schiciano was a member of the technical staff of AT&T Bell Laboratories, a telecommunications company.
Mr. Schiciano serves as a Director of Galaxy Telecom L.P., DTK Holdings, and several privately held companies.

    The Board of Directors is currently fixed at five members. NetScout's amended and restated certificate of incorporation divides the Board of Directors into three classes. The members of each class of directors serve for staggered three-year terms. The Board of Directors is composed of:

    - one Class I director--Mr. Schiciano--whose term expires upon the election and qualification of directors at the annual meeting of stockholders to be held in 2000;

    - two Class II directors--Messrs. Singhal and Egan--whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2001; and

    - two Class III directors--Messrs. Popat and Hadzima--whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2002.

    Our executive officers are elected by and serve at the discretion of the Board of Directors. Except as noted above, there are no family relationships among any of our executive officers and directors.

COMMITTEES OF THE BOARD OF DIRECTORS

    We have a standing Compensation Committee and Audit Committee of the Board of Directors. The current members of the Compensation Committee are Messrs. Egan, Hadzima and Popat. The Compensation Committee's duties are to review and evaluate the salaries and incentive compensation of our management and employees and administer our 1990 Stock Option Plan, 1999 Stock Option and Incentive Plan and 1999 Employee Stock Purchase Plan.

    The current members of the Audit Committee are Messrs. Egan, Hadzima and Schiciano. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by our independent public accountants and reviewing our system of internal accounting and financial controls. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention.

DIRECTOR COMPENSATION

    Non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or of any committee thereof. No director who is an employee of NetScout will receive separate compensation for services rendered as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    In January 1999, NetScout's Board of Directors established the Compensation Committee and appointed Messrs. Popat, Egan and Hadzima to serve on the Compensation Committee. Mr. Popat had certain relationships and related transactions with NetScout. See "Certain Relationships and Related Transactions" in Item 13 of this Form 10-K.

    The Compensation Committee evaluates the salaries and incentive compensation of management and employees of NetScout and administers our equity incentive plans. Other than Mr. Popat, no member of this committee was at any time during the past year an officer or employee of NetScout, was formerly an officer of NetScout or any of its subsidiaries, or had any relationship with NetScout. During the last year, none of our executive officer's served as:

    - a member of the compensation committee, or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors of another entity, one of whose executive officers served on the Compensation Committee of NetScout;

    - a director of another entity, one of whose executive officers served on the Compensation Committee of NetScout; or

    - a member of the compensation committee, or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors of another entity, one of whose executive officers served as a director of NetScout.

ITEM 11. EXECUTIVE COMPENSATION

    The following summary compensation table sets forth the total compensation paid or accrued for the fiscal years ended March 31, 2000 and 1999 to (i) the Chief Executive Officer of NetScout during fiscal year ended March 31, 2000 and
(ii) each of the four other most highly compensated executive officers of NetScout during fiscal year ended March 31, 2000. The Chief Executive Officer and the four other most highly compensated officers of NetScout are collectively referred to below as the Named Executive Officers. The dollar amounts listed in the column entitled "All other compensation" are comprised of contributions to a defined contribution plan.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                             SECURITIES
                                                                             UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          FISCAL YEAR   SALARY ($)   BONUS ($)    OPTION (#)    COMPENSATION ($)
---------------------------          -----------   ----------   ---------   ------------   ----------------
Anil K.Singhal ....................     2000         250,000     325,000       37,326           1,442
  Chairman of the Board and Chief       1999         250,000     325,000           --           2,144
  Executive Officer

Narendra Popat ....................     2000         250,000     325,000       37,326           1,442
  President and Chief Operating         1999         250,000     325,000           --           2,144
  Officer

Ashwani Singhal ...................     2000         175,000      60,000       32,188           1,211
  Vice President, Engineering           1999         160,000      50,000           --           1,620

Gerald Stabile ....................     2000         136,800      97,400       32,188              --
  Vice President, World Wide Sales      1999         136,800     152,500           --              --
  and Services

Michael Szabados ..................     2000         160,000      92,500       32,188           2,570
  Vice President, Marketing             1999         137,500      82,500           --           2,452

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information regarding option grants made during the fiscal year ended March 31, 2000 pursuant to NetScout's 1999 Stock Plan to each of the Named Executive Officers. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the common stock will appreciate at these assumed rates or at all. Actual gains, if any, on stock options exercises and common stock holdings are dependent on the timing of such exercises and the future performance of NetScout's common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected below will be received by the individuals.

                            STOCK OPTION GRANTS 2000
                               INDIVIDUAL GRANTS

                                                                                             POTENTIAL REALIZABLE VALUE
                                                                                               AT ASSUMED ANNUAL RATES
                                    NUMBER OF                                                      OF STOCK PRICE
                                   SECURITIES        % OF TOTAL      EXERCISE                  APPRECIATION FOR OPTION
                                   UNDERLYING      OPTION GRANTED    OF BASE                            TERM
                                 OPTIONS GRANTED   TO EMPLOYEES IN    PRICE     EXPIRATION   ---------------------------
NAME                              (# OF SHARES)         2000          ($/SH)       DATE          5%             10%
----                             ---------------   ---------------   --------   ----------   -----------   -------------
Anil Singhal...................      37,236               2.6%        $28.94      1/25/10     $677,788      $1,717,417
Narendra Popat.................      37,236               2.6%        $28.94      1/25/10     $677,788      $1,717,417
Ashwani Singhal................      32,188               2.2%        $28.94      1/25/10     $585,902      $1,484,591
Gerald Stabile.................      32,188               2.2%        $28.94      1/25/10     $585,902      $1,484,591
Michael Szabados...............      32,188               2.2%        $28.94      1/25/10     $585,902      $1,484,591

YEAR-END OPTION TABLE

    The following table sets forth information regarding exercisable and unexercisable stock options held as of March 31, 2000 by each of the Named Executive Officers. The value realized upon exercise of stock options is calculated by determining the difference between the exercise price per share and the fair market value on the date of exercise. The value of unexercised in-the-money options has been calculated by multiplying the number of shares underlying the option by the difference between the exercise price per share payable upon exercise of such options and the fair market value at March 31, 2000 of $16.75 per share.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                SHARES                    OPTIONS AT FISCAL YEAR-END        FISCAL YEAR-END($)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                           EXERCISE     REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   -----------   -----------   -------------   -----------   -------------
Anil K. Singhal.............         --             --           --         37,236              --             --
Narendra Popat..............         --             --           --         37,236              --             --
Ashwani Singhal.............         --             --           --         32,188              --             --
Gerald Stabile..............    110,000     $2,099,395        7,900         99,688      $  112,575     $  961,875
Michael Szabados............     21,400     $  465,669      106,600        122,188      $1,519,050     $1,282,500

STOCK PLANS

    1990 STOCK OPTION PLAN. The 1990 Stock Option Plan was adopted by the Board of Directors and approved by the stockholders on October 4, 1990. In general, options granted pursuant to the 1990 Stock Option Plan are exercisable within ten years of the original grant date and become exercisable over a period of four years from a specific date; and an additional 25% of unexercisable options shall become exercisable immediately prior to the closing of a merger, acquisition, business combination or similar transaction which results in our existing stockholders owning less than 50% of NetScout's equity securities or assets. Options are not assignable or transferable except by wills or the laws of decent or distribution. We have a right of repurchase for shares issued upon the exercise of options under certain circumstances, including unauthorized transfers of the shares and termination of the optionees relationship with NetScout in certain situations. As of March 31, 2000, options to purchase an aggregate of 1,638,059 shares of common stock at a weighted average exercise price of $3.30 per share were outstanding under the 1990 Stock Option Plan. No additional options grants will be made under the 1990 Stock Option Plan.

    1999 STOCK OPTION AND INCENTIVE PLAN. Our 1999 Stock Option and Incentive Plan ("1999 Stock Option Plan") was adopted by the Board of Directors in
April 1999 and was approved by our stockholders in June 1999. The 1999 Stock Option Plan provides for the grant of stock-based awards to our employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, we may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of NetScout. A total of 4,500,000 shares of common stock have been reserved for issuance under the 1999 Stock Option Plan. The maximum number of shares with respect to which awards may be granted to any employee under the 1999 Stock Option Plan shall not exceed 1,000,000 shares of common stock during any calendar year.

    The 1999 Stock Option Plan is administered by the Compensation Committee. Subject to the provisions of the 1999 Stock Option Plan, the Compensation Committee has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Payment of the exercise price of an award may be made in cash or, if approved by the Compensation Committee, shares of common stock, a combination of cash and stock, a promissory note or by any other method approved by the Compensation Committee. Unless otherwise permitted by the Compensation Committee, awards are not assignable or transferable except by will or the laws of descent and distribution, and, during the participant's lifetime, may be exercised only by the participant.

    The 1999 Stock Option Plan provides, subject to certain conditions, that upon an acquisition of NetScout, 25% of each unvested portion of any awards will accelerate and become exercisable, with the remaining 75% of each unvested portion to continue vesting throughout the term of the Award.

    The Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the 1999 Stock Option Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant. The Compensation Committee may also provide that any option shall become immediately exercisable, in full or in part, or that any restricted stock granted under the 1999 Stock Option Plan shall be free of some or all restrictions.

    As of March 31, 2000, options to purchase an aggregate of 1,323,825 shares of common stock, at an average exercise price of $21.23 per share, were outstanding under the 1999 Stock Option Plan.

    1999 EMPLOYEE STOCK PURCHASE PLAN. The 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in April 1999 and was approved by our stockholders in June 1999. The 1999 Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock.

    The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year are eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout's stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. To participate in the 1999 Purchase Plan, an employee must authorize us to deduct an amount not less than one percent nor more than 10 percent of a participant's total cash compensation from his or her pay during six-month payment periods. The payment periods commence on the six-month periods commencing on April 1 and October 1, respectively, and ending on the following September 30 and March 31, respectively, of each year, but in no case shall an employee be entitled to purchase more than 500 shares in any one payment period. The exercise price for the option granted in each payment period is 85% of the lesser of the last reported sale price of the common stock on the first or last business day of the payment period, in either event rounded up to the nearest cent. If an employee is not a participant on the last day of the payment period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. Options granted under the 1999 Purchase Plan may not be transferred or assigned. An employee's rights under the 1999 Purchase Plan terminate upon his or her voluntary withdrawal from the plan at any time or upon termination of employment. An aggregate of 21,963 shares of common stock were issued to date under the 1999 Purchase Plan.

    401(k) PLAN

    We maintain a 401(k) plan qualified under Section 401 of the Internal Revenue Code. All of our employees who are at least 21 years of age are eligible to participate in the 401(k) plan. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions, up to the statutorily prescribed annual limit of $10,000 in calendar year 1999, to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. At the discretion of the Board of Directors, we may make matching contributions to the 401(k) plan. During the plan year ending December 31, 1999, we matched $.25 for each $1.00 of employee contributions up to 6% of compensation. In addition, at the discretion of the Board of Directors, we may make profit-sharing contributions to the 401(k) plan for all eligible employees. During the plan year ending December 31, 1999, we made no profit-sharing contributions to the 401(k) plan.

EMPLOYMENT AGREEMENTS

    Anil Singhal and Narendra Popat entered into employment agreements with NetScout on June 1, 1994, which were amended on January 14, 1999. Under the terms of these employment agreements, each of Messrs. Singhal and Popat receive a base salary of at least $250,000 and a year-end, non-discretionary bonus of at least $250,000. In the event that either Mr. Singhal or Mr. Popat is terminated without cause, or either decides to terminate his own employment for "good reason" each is entitled to receive severance benefits for three years as follows:

    - for the first twelve months following termination, the greater of $175,000 or base salary as of the date of termination; and

    - for each of the following twelve month period, an amount equal to 120% of the amount received in the immediately preceding twelve months.

"Good reason" includes a change in executive responsibilities or a reduction in salary or benefits. Severance benefits will be discontinued if the executive secures alternative employment that is comparable as to position and pay. During any period in which Mr. Singhal or Mr. Popat is entitled to receive severance benefits, he shall also continue to receive all other benefits under the employment agreements including life insurance, medical insurance, and reimbursement for company car expenses. Each of Messrs. Singhal and Popat are also entitled to reimbursement of job placement expenses of up to $25,000 plus related travel expenses. If either Mr. Singhal or Mr. Popat is terminated with cause, he will not be entitled to any severance payments or other benefits except as required by law. Each employment agreement provides for a five-year term commencing June 1, 1994 with automatic one-year renewals.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of our common stock as of May 31, 2000, and as adjusted to reflect the sale of the shares of common stock offered hereby, by:

    - each beneficial owner of more than 5% of our common stock;

    - each Named Executive Officer;

    - each director; and

    - all executive officers and directors as a group.

    Unless otherwise noted, the address of each person listed on the table is c/o NetScout Systems, Inc., 4 Technology Park Drive, Westford, MA 01886, and each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law or as unless otherwise noted below.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock issuable by NetScout to a person or entity named below pursuant to options which may be exercised within 60 days after May 31, 2000 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person or entity. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

                                            NUMBER OF SHARES    PERCENTAGE BENEFICIALLY
NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED            OWNED
------------------------                   ------------------   -----------------------
Anil K. Singhal(1).......................       5,629,906                 21.1%
Narendra Popat(2)........................       4,479,906                 16.8
Ashwani Singhal(3).......................         816,087                  3.1
Gerald Stabile(4)........................         116,924                    *
Michael Szabados(5)......................         131,712                    *
Richard J. Egan(6).......................              --                   --
  c/o Egan-Managed Capital, L.P.
  30 Federal Street Boston, MA 02110-2508
Joseph G. Hadzima, Jr.(7)................         260,428                  1.0
  c/o Main Street Partners
  238 Main Street, Suite 400
  Cambridge, MA 02142
Kenneth T. Schiciano(8)..................          16,256                    *
  c/o TA Associates, Inc.
  125 High Street
  Boston, MA 02110
TA Entities(9)...........................       6,499,170                 24.3
  c/o TA Associates, Inc.
  125 High Street
  Boston, MA 02110
All executive officers and directors as a
  group (12 persons)(10).................      11,572,306                 43.3%

------------------------

*   Less than 1% of the outstanding common stock.

(1) Includes an aggregate of 15,350 shares held in trust for the benefit of Mr. Singhal's children; Mr. Singhal is one of two trustees of each such trust. Includes 340,000 shares held by a family limited partnership of which Mr. and Mrs. Singhal are the general partners and trusts for the benefit of Mr. Singhal's children are the limited partners. Includes 371,750 shares held in a grantor retained annuity trust for the benefit of Mr. Singhal. Includes 4,655 shares issuable upon the exercise of options exercisable within 60 days of May 31, 2000.

(2) Includes 136,056 shares held in trust for the benefit of Mr. Popat's children; Mr. Popat's wife and Mr. Hadzima are the two trustees of such trust. Includes 340,000 shares held by a family limited partnership of which Mr. and Mrs. Popat are the general partners and trusts for the benefit of Mr. Popat's children are the limited partners. Includes 365,650 shares held in a grantor retained annuity trust for the benefit of Mr. Popat;
    Mr. Hadzima is the sole trustee of such trust. Includes 4,655 shares issuable upon the exercise of options exercisable within 60 days of May 31, 2000.

(3) Includes 40,300 shares owned by Mr. Singhal's wife. Also includes 5,587 shares issuable upon the exercise of options exercisable within 60 days of May 31, 2000.

(4) Includes 16,924 shares issuable upon the exercise of options exercisable within 60 days of May 31, 2000.

(5) Includes 1,400 shares owned by Mr. Szabados' daughters. Also includes 130,312 shares issuable upon the exercise of options exercisable within 60 days of May 31, 2000.

(6) Egan-Managed Capital, L.P. owns 313,084 shares. Although Mr. Egan does not have any voting or investment powers over the shares, Mr. Egan and his children own substantially all of the equity interest of Egan-Managed Capital, L.P.

(7) Includes 30,000 shares issuable upon the exercise of options exercisable within 60 days of May 31, 2000. Includes 136,056 shares held in trust for the benefit of Mr. Popat's children; Mrs. Popat and Mr. Hadzima are the two trustees of such trust. Does not include 365,650 shares held in a grantor retained annuity trust for the benefit of Mr. Popat; Mr. Hadzima is the sole trustee of such trust. Mr. Hadzima disclaims beneficial ownership of all shares held in trust for the benefit of either Mr. Popat's children or Mr. Popat. The shares deemed to be beneficially owned by Mr. Hadzima do not include 53,328 shares held in trust for the benefit of Mr. Hadzima's children.

(8) Consists of shares of TA Investors LLC beneficially owned by Mr. Schiciano. Mr. Schiciano is a Managing Director of TA Associates, Inc. Mr. Schiciano disclaims beneficial ownership of the shares held by the TA Entities, except to the extent of his pecuniary interest therein.

(9) Includes 5,298,950 shares held by TA/Advent VIII L.P.; 993,561 shares held by Advent Atlantic and Pacific III L.P.; 100,680 shares held by TA Executives Fund LLC; and 105,979 shares held by TA Investors LLC. TA/Advent VIII L.P., Advent Atlantic and Pacific III L.P., TA Executives Fund LLC and TA Investors LLC are part of an affiliated group of investment partnerships referred to, collectively, as the "TA Entities." The general partner of TA/Advent VIII L.P. is TA Associates VIII LLC. The general partner of Advent Atlantic and Pacific III L.P. is TA Associates AAP III Partners L.P. TA Associates, Inc. is the general partner of TA Associates AAP III Partners L.P. and is the sole manager of TA Associates VIII LLC, TA Executives Fund LLC and TA Investors LLC. In such capacity, TA Associates, Inc., through an executive committee, exercises sole voting and investment power with respect to all shares held of record by the named investment partnerships; individually, no stockholder, director or officer of TA Associates, Inc. is deemed to have or share such voting or investment power.

(10) Includes an aggregate of 257,470 shares issuable upon exercise of options exercisable within 60 days of May 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On June 28, 1996, Anil K. Singhal borrowed $1,100,000 and Narendra Popat borrowed $900,000 from NetScout. In connection with the loans, Mr. Singhal pledged 567,744 shares of voting common stock, and Mr. Popat pledged 464,520 shares of voting common stock to NetScout. Each loan was evidenced by a promissory note and bore interest at 6.48% per annum, compounded semi-annually. Accrued interest was payable on an annual basis. Each of Mr. Singhal and Mr. Popat repaid the entire outstanding principal and interest on these loans in August 1999.

    In May 1996, NetScout Systems (UK) Limited was organized under the laws of England and Wales to serve as a wholly-owned subsidiary of NetScout.
Messrs. Popat and Singhal were issued the outstanding shares of stock of NetScout Systems (UK) Limited. The shares were transferred to NetScout in August 1999.

    NetScout believes that all transactions described above were made on terms no less favorable to it than would have been obtained from unaffiliated third parties. All future transactions, if any, with our executive officers, directors and affiliates will be on terms no less favorable to us than could be obtained from unrelated third parties and will be approved by a majority of the Board of Directors and by a majority of the disinterested members of the Board of Directors.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements.
                        For a list of the consolidated financial information
                         included herein, see Index to Consolidated Financial
                         Statements on Page F-1.

      2. Financial Statement Schedules.

                        The following financial statement schedules and Report of
                         Independent Accountants on Financial Statement Schedules are included:

                        Report of Independent Accountants on Financial Statement
                         Schedules.............................................. S-1

                        Valuation and Qualifying Accounts....................... S-2

      3. List of Exhibits.

                        The following exhibits are filed or incorporated by
                         reference as part of this Report.

3.1, 4.1                Third Amended and Restated Certificate of Incorporation of
                         NetScout (filed as Exhibit 3.3, 4.1 to NetScout's
                         Registration Statement on Form S-1 (No. 333-76843) and
                         incorporated herein by reference)

3.2, 4.2                Form of Amended and Restated By-laws of NetScout.

4.3                     Specimen Certificate for shares of NetScout's Common Stock
                         (filed as Exhibit 4.3 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                         reference).

10.1                    1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to
                         NetScout's Registration Statement on Form S-1 (No.
                         333-76843) and incorporated herein by reference).

10.2                    1999 Stock Option and Incentive Plan (filed as Exhibit 10.2 to NetScout's Registration Statement on Form S-1 (No.
                         333-76843) and incorporated herein by reference).

10.3                    1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 to
                         NetScout's Registration Statement on Form S-1 (No.
                         333-76843) and incorporated herein by reference).

10.4                    Stock Purchase and Redemption Agreement dated December 31,
                         1998 by and among NetScout, Greylock Equity Limited
                         Partnership, certain affiliates of TA Associates, Inc. and
                         Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to
                         NetScout's Registration Statement on Form S-1 (No.
                         333-76843) and incorporated herein by reference).

10.5                    Amended and Restated Rights Agreement entered into as of
                         January 15, 1999 by and among NetScout, Greylock Equity
                         Limited Partnership, certain affiliates of TA
                         Associates, Inc. and Egan-Managed Capital, L.P. (filed as
                         Exhibit 10.5 to NetScout's Registration Statement on Form
                         S-1 (No. 333-76843) and incorporated herein by reference).

10.6                    Lease dated August 18, 1997 between NetScout and Michelson
                         Farm-Westford Technology Park Limited Partnership (filed as
                         Exhibit 10.6 to NetScout's Registration Statement on Form
                         S-1 (No. 333-76843) and incorporated herein by reference).

10.7                    Amended and Restated Loan and Security Agreement dated
                         March 12, 1998 by and between NetScout and Silicon Valley
                         Bank (filed as Exhibit 10.7 to NetScout's Registration
                         Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.8                    Loan Modification Agreement entered into March 11, 1999
                         between NetScout and Silicon Valley Bank (filed as Exhibit
                         10.8 to NetScout's Registration Statement on Form S-1
                         (No. 333-76843) and incorporated herein by reference).

10.9                    OEM Agreement dated as of February 3, 1998 by and between
                         SDL Communications, Inc. and NetScout (filed as Exhibit
                         10.9 to NetScout's Registration Statement on Form S-1 (No.
                         333-76843) and incorporated herein by reference).

10.10                   Project Development and License Agreement dated as of
                         July 13, 1994 by and between Cisco Systems, Inc. and
                         NetScout (filed as Exhibit 10.10 to NetScout's Registration
                         Statement on Form S-1 (No. 333-76843) and incorporated
                         herein by reference).

10.11                   Amendment No. 1 to the Project Agreement and Design License
                         Agreement dated as of January 4, 1995 by and between Cisco and NetScout (filed as Exhibit 10.11 to NetScout's
                         Registration Statement on Form S-1 (No. 333-76843) and
                         incorporated herein by reference).

10.12                   Private Label Agreement effective as of October 17, 1995 by and between Cisco and NetScout (filed as Exhibit 10.12 to
                         NetScout's Registration Statement on Form S-1
                         (No. 333-76843) and incorporated herein by reference).

10.13                   Amendment to Private Label Agreement and Project Development
                         and License Agreement dated May 15, 1996 by and between
                         Cisco and NetScout (filed as Exhibit 10.13 to NetScout's
                         Registration Statement on Form S-1 (No. 333-76843) and
                         incorporated herein by reference).

10.14                   Amendment No. 3 to the Private Label Agreement and Project
                         Development and License Agreement by and between Cisco and
                         NetScout (filed as Exhibit 10.14 to NetScout's Registration
                         Statement on Form S-1 (No. 333-76843) and incorporated
                         herein by reference).

10.15                   Amendment No. 4 to Private Label Agreement and Project
                         Development and License Agreement effective as of
                         February 23, 1998 by and between Cisco and NetScout (filed as Exhibit 10.15 to NetScout's Registration Statement on
                         Form S-1 (No. 333-76843) and incorporated herein by
                         reference).

10.16                   Amendment No. 5 effective as of December 26, 1999 to Private
                         Label Agreement and Project Development and License
                         Agreement between Cisco and NetScout (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q and
                         incorporated herein by reference).

10.17                   Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16
                         to NetScout's Registration Statement on Form S-1
                         (No. 333-76843) and incorporated herein by reference).

10.18                   Amendment No. 1 to Agreement Relating to Employment dated
                         January 14, 1999 by and between NetScout and Anil Singhal
                         (filed as Exhibit 10.17 to NetScout's Registration
                         Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.19                   Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout's Registration Statement on Form S-1 (No.
                         333-76843) and incorporated herein by reference).

10.20                   Amendment No. 1 to Agreement Relating to Employment dated
                         January 14, 1999 by and between NetScout and Narendra Popat
                         (filed as Exhibit 10.19 to NetScout's Registration
                         Statement on Form S-1 (No. 333-76843) and incorporated
                         herein by reference).

10.21                   Secured Term Note for $1,100,000, Partially Non-Recourse,
                         dated June 28, 1996, Payable to NetScout by Anil Singhal
                         (filed as Exhibit 10.20 to NetScout's Registration
                         Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.22                   Stock Pledge Agreement, made as of June 28, 1996, between
                         Anil Singhal and NetScout (filed as Exhibit 10.21 to
                         NetScout's Registration Statement on Form S-1 (No.
                         333-76843) and incorporated herein by reference).

10.23                   Secured Term Note for $900,000, Partially Non-Recourse,
                         dated June 28, 1996, Payable to NetScout by Narendra Popat
                         (filed as Exhibit 10.22 to NetScout's Registration
                         Statement on Form S-1 (No. 333-76843) and incorporated
                         herein by reference).

10.24                   Stock Pledge Agreement, made as of June 28, 1996, between
                         Narendra Popat and NetScout (filed as Exhibit 10.23 to
                         NetScout's Registration Statement on Form S-1 (No.
                         333-76843) and incorporated herein by reference).

10.25                   Loan Modification Agreement entered into March 10, 2000
                         between NetScout and Silicon Valley Bank.

21                      Subsidiaries of NetScout.

23                      Consent of PricewaterhouseCoopers LLP

27                      Financial Data Schedule.

b.  Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the fourth quarter of 2000.

c.  Financial Statement Schedules

    The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Westford, Massachusetts on June 23, 2000.

                                                       NETSCOUT SYSTEMS, INC.

                                                       By:             /s/ ANIL K. SINGHAL
                                                            -----------------------------------------
                                                                         Anil K. Singhal
                                                                   CHIEF EXECUTIVE OFFICER AND
                                                                      CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE(S)                  DATE
                      ---------                                    --------                  ----
                 /s/ ANIL K. SINGHAL                   Chief Executive Officer and
     -------------------------------------------         Chairman of the Board           June 23, 2000
                   Anil K. Singhal                       (Principal Executive Officer)

                 /s/ NARENDRA POPAT
     -------------------------------------------       President, Chief Operating        June 23, 2000
                   Narendra Popat                        Officer and Director

                                                       Vice President and Chief
                  /s/ DAVID SOMMERS                      Financial Officer (Principal
     -------------------------------------------         Financial and Accounting        June 23, 2000
                    David Sommers                        Officer)

             /s/ JOSEPH G. HADZIMA, JR.
     -------------------------------------------       Director                          June 23, 2000
               Joseph G. Hadzima, Jr.

              /s/ KENNETH T. SCHICIANO
     -------------------------------------------       Director                          June 23, 2000
                Kenneth T. Schiciano

                 /s/ RICHARD J. EGAN
     -------------------------------------------       Director                          June 23, 2000
                   Richard J. Egan

                             NETSCOUT SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of March 31, 1999 and 2000...    F-3
Consolidated Statements of Income for the Three Years Ended
  March 31, 1998, 1999 and 2000.............................    F-4
Consolidated Statements of Redeemable Convertible Common
  Stock and
  Stockholders' Equity (Deficit) for the Three Years Ended
  March 31, 1998, 1999 and 2000.............................    F-5
Consolidated Statements of Cash Flows for the Three Years
  Ended
  March 31, 1998, 1999 and 2000.............................    F-6
Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of redeemable convertible common stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 21, 2000, except for Note 16, as to which the date is June 13, 2000

                             NETSCOUT SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     MARCH
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 25,477   $ 48,515
Marketable securities.......................................        --     21,807
Accounts receivable, net of allowance for doubtful accounts
  and returns of $1,036 and $754 at March 31, 1999 and 2000,
  respectively..............................................     6,550     10,390
Inventories.................................................     3,165      3,131
Refundable income taxes.....................................       217      1,899
Deferred income taxes.......................................     1,196      1,022
Prepaids and other current assets...........................       821      3,728
                                                              --------   --------
  Total current assets......................................    37,426     90,492
Fixed assets, net...........................................     4,227      5,657
Notes receivable-stockholders...............................     2,000         --
Deferred income taxes.......................................       321        599
                                                              --------   --------
  Total assets..............................................  $ 43,974   $ 96,748
                                                              ========   ========
LIABILITIES, REDEEMABLE CONVERTIBLE COMMON STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable............................................  $  3,945   $  2,789
Accrued compensation........................................     3,539      3,673
Accrued other...............................................     1,165      2,448
Customer deposits...........................................        34         78
Deferred revenue............................................     4,254      6,638
                                                              --------   --------
  Total current liabilities.................................    12,937     15,626
                                                              --------   --------
Commitments and contingencies (Note 12)
Redeemable convertible common stock:
Class B redeemable convertible common stock, $0.001 par
  value; 6,977,254 shares authorized, issued and outstanding at March 31, 1999; no shares authorized, issued or
  outstanding at March 31, 2000.............................    44,161         --
                                                              --------   --------
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, no shares authorized,
  issued or outstanding at March 31, 1999; 5,000,000 shares
  authorized, no shares issued or outstanding at March 31,
  2000......................................................        --         --
Series A convertible preferred stock, $0.001 par value;
  631,579 shares authorized and issued, 315,790 shares
  outstanding at March 31, 1999; no shares authorized,
  issued or outstanding at March 31, 2000...................     5,964         --
Common stock, $0.001 par value:
  Voting, 121,798,382 shares authorized, 16,000,000 shares
    issued and 11,250,502 shares outstanding at March 31,
    1999; 150,000,000 shares authorized, 30,697,697 shares
    issued and 26,720,443 shares outstanding at March 31,
    2000....................................................        16         31
  Non-Voting, 21,224,364 shares authorized, 4,035,858 shares issued and 3,071,258 shares outstanding at March 31,
    1999; no shares authorized, issued or outstanding at
    March 31, 2000..........................................         4         --
  Additional paid-in capital................................     2,143     67,366
Deferred compensation.......................................    (1,312)      (636)
Treasury stock..............................................   (44,394)   (25,306)
Retained earnings...........................................    24,455     39,667
                                                              --------   --------
  Total stockholders' equity (deficit)......................   (13,124)    81,122
                                                              --------   --------
  Total liabilities, redeemable convertible common stock and
    stockholders' equity (deficit)..........................  $ 43,974   $ 96,748
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED MARCH 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
Revenue:
  Product.............................................  $    34,990   $    50,374   $    57,206
  Service.............................................        5,143         8,710        12,804
  License and royalty.................................        2,696         8,467        16,149
                                                        -----------   -----------   -----------
    Total revenue.....................................       42,829        67,551        86,159
                                                        -----------   -----------   -----------
Cost of revenue:
  Product.............................................       12,638        19,250        21,139
  Service.............................................          784         1,235         1,718
                                                        -----------   -----------   -----------
    Total cost of revenue.............................       13,422        20,485        22,857
                                                        -----------   -----------   -----------
Gross margin..........................................       29,407        47,066        63,302
                                                        -----------   -----------   -----------

Operating expenses:
  Research and development............................        5,129         7,526         9,526
  Sales and marketing.................................       13,583        20,375        27,945
  General and administrative..........................        2,950         4,104         4,631
                                                        -----------   -----------   -----------
    Total operating expenses..........................       21,662        32,005        42,102
                                                        -----------   -----------   -----------
Income from operations................................        7,745        15,061        21,200
Interest income.......................................          750           929         2,582
Interest expense......................................           (7)           (3)          (31)
                                                        -----------   -----------   -----------
Income before provision for income taxes..............        8,488        15,987        23,751
Provision for income taxes............................        3,056         5,715         8,539
                                                        -----------   -----------   -----------
Net income............................................  $     5,432   $    10,272   $    15,212
                                                        ===========   ===========   ===========

Basic net income per share............................  $      0.28   $      0.55   $      0.70
Diluted net income per share..........................  $      0.23   $      0.43   $      0.56
Shares used in computing:
  Basic net income per share..........................   19,289,168    18,585,676    21,750,205
  Diluted net income per share........................   23,165,529    23,705,999    26,946,046

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE COMMON STOCK AND STOCKHOLDERS'
                                EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  CLASS B REDEEMABLE                                      COMMON STOCK
                                                                              SERIES A         -----------------------------------
                                                  CONVERTIBLE COMMON         CONVERTIBLE
                                                         STOCK             PREFERRED STOCK             VOTING           NON-VOTING
                                                 ---------------------   -------------------   ----------------------   ----------
                                                   SHARES      AMOUNT     SHARES    AMOUNT       SHARES     PAR VALUE     SHARES
                                                 ----------   --------   --------   --------   ----------   ---------   ----------
Balance, March 31, 1997........................          --   $     --    631,579   $ 5,964    16,000,000      $16       3,588,800
Deferred compensation related to stock options
  granted......................................
Issuance of common stock pursuant to exercise
  of options...................................                                                                             19,200
Amortization of deferred compensation..........
Net income.....................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 1998........................          --         --    631,579     5,964    16,000,000       16       3,608,000
Issuance of Class B redeemable convertible
  common stock, net of issuance costs of
  $410.........................................   6,977,254     44,161
Purchase of treasury stock.....................
Deferred compensation related to stock options
  granted......................................
Issuance of common stock pursuant to exercise
  of options...................................                                                                            427,858
Amortization of deferred compensation..........
Net income.....................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 1999........................   6,977,254     44,161    631,579     5,964    16,000,000       16       4,035,858
Conversion of issued shares into common
  stock........................................  (6,977,254)   (44,161)  (613,579)   (5,964)   13,624,678       14      (4,121,108)
Issuance of common stock pursuant to exercise
  of options...................................                                                 1,051,056        1          85,250
Issuance of common stock pursuant to employee
  stock purchase plan..........................                                                    21,963       --
Amortization of deferred compensation..........
Issuance of common stock upon NetScout's
  initial public offering, net of offering
  costs........................................
Tax benefit of disqualifying dispositions of
  stock options................................
Net income.....................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 2000........................          --   $     --         --   $    --    30,697,697      $31              --
                                                 ==========   ========   ========   =======    ==========      ===      ==========

                                                 ----------------------                                          TOTAL
                                                             ADDITIONAL                                        STOCKHOLDERS'
                                                 ---------   PAID IN      DEFERRED       TREASURY   RETAINED     EQUITY
                                                 PAR VALUE   CAPITAL      COMPENSATION    STOCK     EARNINGS   (DEFICIT)
                                                 ---------   ----------   ------------   --------   --------   -------------
Balance, March 31, 1997........................     $ 4       $   247        ($ 173)     $    --    $ 8,751      $ 14,809
Deferred compensation related to stock options
  granted......................................                   636          (636)                                   --
Issuance of common stock pursuant to exercise
  of options...................................      --            22                                                  22
Amortization of deferred compensation..........                                 137                                   137
Net income.....................................                                                       5,432         5,432
                                                    ---       -------        ------      --------   -------      --------
Balance, March 31, 1998........................       4           905          (672)          --     14,183        20,400
Issuance of Class B redeemable convertible
  common stock, net of issuance costs of
  $410.........................................
Purchase of treasury stock.....................                                          (44,394)                 (44,394)
Deferred compensation related to stock options
  granted......................................                   983          (983)                                   --
Issuance of common stock pursuant to exercise
  of options...................................      --           255                                                 255
Amortization of deferred compensation..........                                 343                                   343
Net income.....................................                                                      10,272        10,272
                                                    ---       -------        ------      --------   -------      --------
Balance, March 31, 1999........................       4         2,143        (1,312)     (44,394)    24,455       (13,124)
Conversion of issued shares into common
  stock........................................      (4)       50,115                                              44,161
Issuance of common stock pursuant to exercise
  of options...................................      --         2,094                                               2,095
Issuance of common stock pursuant to employee
  stock purchase plan..........................                   313                                                 313
Amortization of deferred compensation..........                  (234)          676                                   442
Issuance of common stock upon NetScout's
  initial public offering, net of offering
  costs........................................                10,486                     19,088                   29,574
Tax benefit of disqualifying dispositions of
  stock options................................                 2,449                                               2,449
Net income.....................................                                                      15,212        15,212
                                                    ---       -------        ------      --------   -------      --------
Balance, March 31, 2000........................     $--       $67,366        ($ 636)     ($25,306)  $39,667      $ 81,122
                                                    ===       =======        ======      ========   =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 5,432    $ 10,272   $ 15,212
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    1,470       2,069      2,936
    Loss on disposal of fixed assets........................      171          70         49
    Compensation expense associated with equity awards......      137         343        442
    Deferred income taxes...................................     (504)         70       (104)
    Changes in assets and liabilities:
      Accounts receivable...................................   (2,103)     (2,255)    (3,840)
      Inventories...........................................     (780)       (111)        34
      Refundable income taxes...............................     (708)        491     (1,682)
      Prepaids and other current assets.....................     (357)       (261)    (2,907)
      Accounts payable......................................    1,768         994     (1,156)
      Accrued expenses......................................      966       1,611      3,866
      Income taxes payable..................................      (84)         --         --
      Customer deposits.....................................      (16)     (1,212)        44
      Deferred revenue......................................    1,292         724      2,384
                                                              -------    --------   --------
      Net cash provided by operating activities.............    6,684      12,805     15,278
                                                              -------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities.........................   (2,993)         --    (23,807)
  Proceeds from maturity of marketable securities...........       --       8,834      2,000
  Proceeds from notes receivable-stockholders...............       --          --      2,000
  Purchase of fixed assets..................................   (3,886)     (2,525)    (4,415)
                                                              -------    --------   --------
      Net cash provided by (used in) investing activities...   (6,879)      6,309    (24,222)
                                                              -------    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       22         255     31,982
  Proceeds from the issuance of Class B redeemable
    convertible common stock,
    net of issuance costs...................................       --      44,161         --
  Purchase of treasury stock................................       --     (44,394)        --
                                                              -------    --------   --------
      Net cash provided by financing activities.............       22          22     31,982
                                                              -------    --------   --------
  Net increase (decrease) in cash and cash equivalents......     (173)     19,136     23,038
  Cash and cash equivalents, beginning of year..............    6,514       6,341     25,477
                                                              -------    --------   --------
  Cash and cash equivalents, end of year....................  $ 6,341    $ 25,477   $ 48,515
                                                              =======    ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     7    $      3   $      5
  Cash paid for income taxes................................    4,351       5,158      8,376

NON-CASH FINANCING ACTIVITIES:
  Tax benefits of disqualifying dispositions of stock
    options.................................................       --          --   $  2,449

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

    NetScout Systems, Inc. ("NetScout") designs, develops, manufactures, markets and supports a family of products that enable businesses and network service providers to manage the performance of their computer networks and software applications. NetScout's principal markets are both the domestic and international business markets. NetScout manages its business as a single segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of NetScout and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills.

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS
No. 115, NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. At March 31, 2000 and 1999, any unrealized gains or losses were immaterial.

    At March 31, 2000 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the credit worthiness of the financial institutions with which it invests.

INVENTORIES AND CONCENTRATIONS OF SUPPLIERS

    Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method.

    NetScout purchases the majority of its product components from a limited number of vendors. Although the supply sources are concentrated, management believes that the nature of its business requires sourcing and marketing products from the limited number of vendors who have expertise in manufacturing the components for NetScout's products. A change in or loss of one or more of these vendors could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations.

FIXED ASSETS

    Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Product revenue consists of sales of hardware products and licensing software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Sales to indirect channel partners that are subject to return privileges are recognized upon shipment, net of an allowance for estimated product returns which is based on NetScout's return policy and historical experience. Customer payments received in advance of product shipments are recorded as customer deposits.

    Service revenue consists primarily of customer fees from support agreements, consulting and training. NetScout generally provides three months of software and service support and 12 months of hardware support as part of our product sales. Revenue from software and service support is deferred and recognized over the three-month support period. Revenue from hardware support is deferred and recognized over the 12-month support period. In addition, customers can elect to purchase extended support agreements, typically for 12-month periods. Revenue from these agreements is deferred and recognized ratably over the support period. Revenue from consulting and training is recognized as the work is performed.

    For multi-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally hardware products and licensing software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately.

    License and royalty revenue consists primarily of royalties paid under license agreements by original equipment manufacturers who incorporate components of NetScout's data collection technology in their own products or who reproduce and sell NetScout's software products. License revenue is recognized when delivery has occurred and when NetScout becomes contractually entitled to receive license fees, provided that such fees are fixed and determinable and collection is probable. Royalty revenue is recognized based upon product shipment by the license holder.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Management believes its credit policies are prudent and reflect normal industry terms and business risk. In addition, NetScout maintains reserves for potential credit losses, and such losses historically have been minimal and within management's expectations. At March 31, 2000, two customers accounted for approximately 14% and 11%, respectively, of NetScout's accounts receivable. NetScout does not anticipate non-performance by its customers and, accordingly, does not require collateral.

    During the fiscal year ended March 31, 1998, two customers accounted for approximately 40% and 12%, respectively, of NetScout's total revenue. During the fiscal year ended March 31, 1999, one customer accounted for approximately 51% of NetScout's total revenue. During the fiscal year ended March 31, 2000, one customer accounted for approximately 50% of NetScout's total revenue.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

    Costs incurred in the research and development of NetScout's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") and capitalized thereafter when material to NetScout's financial position or results of operations. No software development costs were capitalized during the fiscal years ended March 31, 1998, 1999 and 2000, since costs incurred subsequent to establishment of technological feasibility were not material.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    NetScout accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations. NetScout has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS
No. 123 and, for awards made after November 16, 1998, in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

ADVERTISING EXPENSE

    NetScout recognizes advertising expense as incurred. Advertising expense was approximately $146, $627 and $973 for the years ended March 31, 1998, 1999 and 2000, respectively.

NET INCOME PER SHARE

    Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income per share is computed by dividing income available to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options and shares of common stock subject to repurchase using the "treasury stock" method and the assumed conversion of the Series A preferred stock and the Class B convertible common stock.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowances for doubtful accounts and returns, prepaid royalties on software licenses resold by NetScout and a loss accrual associated with a contingency

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(Note 12). These items are constantly monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

FINANCIAL INSTRUMENTS

    The carrying value of NetScout's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses, approximate their fair values.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000. NetScout does not expect SFAS No. 133 to have a material effect on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101 "Revenue Recognition in Financial Statements", as amended by SAB No.101A. SAB No. 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance of SAB No. 101 will be required in the Company's first quarter of fiscal 2001. The Company is currently determining the impact, if any, that SAB No. 101 will have on its financial position and results of operations.

    In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. NetScout does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. INVENTORIES

    Inventories consist of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Raw materials...............................................   $2,620     $2,371
Work-in-process.............................................      348        476
Finished goods..............................................      197        284
                                                               ------     ------
                                                               $3,165     $3,131
                                                               ======     ======

4. FIXED ASSETS

    Fixed assets consist of the following:

                                                    ESTIMATED         MARCH 31,
                                                   USEFUL LIFE   -------------------
                                                    IN YEARS       1999       2000
                                                   -----------   --------   --------
Furniture and fixtures...........................  3-7            $  890    $   968
Computer equipment and purchased software........  3               4,556      7,068
Demonstration units..............................  2               1,228      1,891
Leasehold improvements...........................  5               1,831      2,676
                                                                  ------    -------
                                                                   8,505     12,603
Less-accumulated depreciation and amortization...                  4,278      6,946
                                                                  ------    -------
                                                                  $4,227    $ 5,657
                                                                  ======    =======

5. NOTES RECEIVABLE STOCKHOLDERS

    In June 1996, the Board of Directors approved $1,100 and $900 loans to two voting stockholders ($2,000 in the aggregate). The loans were collateralized by 1,032,264 shares of voting common stock of NetScout. The loans had a five-year term with an interest rate of 6.48%, compounded semi-annually and payable annually. The loans were paid in full on August 16, 1999.

6. LINE OF CREDIT

    At March 31, 2000, NetScout had a revolving line of credit with a bank under which it can borrow up to $5,000 based upon a percentage of eligible accounts receivable. This line of credit expires on March 10, 2001. Borrowings under the line are payable on demand and bear interest at the bank's prime rate. Under the terms of the agreement, NetScout is required to comply with certain restrictive covenants, which require that NetScout maintain minimum amounts of profitability and liquidity. NetScout's accounts receivable and inventory secure the line of credit. NetScout was in compliance with all restrictive covenants at March 31, 2000. No borrowings were outstanding under the line of credit at March 31, 2000 (Note 12).

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. NET INCOME PER SHARE

    Below is a summary of the shares used in computing basic and diluted net income per share for the years indicated:

                                                   YEAR ENDED MARCH 31,
                                           ------------------------------------
                                              1998         1999         2000
                                           ----------   ----------   ----------
Weighted average number of shares
  outstanding............................  19,289,168   18,585,676   21,750,205
Shares attributable to Class B
  convertible common stock...............          --    1,451,269    2,540,631
Shares attributable to Series A preferred
  stock..................................   2,526,316    2,263,579      459,955
Shares attributable to unvested
  non-voting common stock................     293,620       22,769           --
Stock options............................   1,056,425    1,382,706    2,195,255
                                           ----------   ----------   ----------
Shares used in computing diluted net
  income per share.......................  23,165,529   23,705,999   26,946,046
                                           ==========   ==========   ==========

    Stock options to purchase 65,367, 110,977 and 128,634 shares of common stock for the years ended March 31, 1998, 1999 and 2000, respectively, were outstanding at period end, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average fair value of the common stock for the respective period.

8. CAPITAL STOCK

    In January 1999, NetScout issued 6,977,254 shares of Class B redeemable convertible common stock ("Class B convertible common stock") to independent financial investors at $6.39 per share for net proceeds of $44,161. NetScout used the proceeds from this financing to repurchase shares of the Company's capital stock (see Treasury Stock below).

    The Class B convertible common stock and Series A convertible preferred stock ("Series A preferred stock") had the following characteristics prior to their conversion into common stock on August 12, 1999:

VOTING RIGHTS

    The holders of the Class B convertible common stock shall be entitled to that number of votes equal to the number of shares of voting common stock into which each share could be converted with regard to any matter submitted to the shareholders for a vote. The holders of the Series A preferred stock have no voting rights.

DIVIDEND RIGHTS

    The holders of the Class B convertible common stock and Series A preferred stock are entitled to receive, when and as declared by the Board of Directors and out of funds legally available, non-cumulative dividends at the rate of $0.64 and $0.95, respectively, per share per annum, payable in preference and priority to any payment of any dividend on common stock. No dividends or other distributions shall be made with respect to the common stock, until all declared dividends on the Class B convertible common

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. CAPITAL STOCK (CONTINUED)
stock and Series A preferred stock have been paid. Through March 31, 2000, no dividends have been declared or paid by NetScout.

LIQUIDATION PREFERENCE

    In the event of any liquidation, dissolution or winding up of the affairs of NetScout, the holders of the then outstanding Class B convertible common stock and Series A preferred stock shall receive for each share an amount equal to the sum of $6.39 and $9.50 per share of Class B convertible common stock and Series A preferred stock, respectively, plus all declared but unpaid dividends, payable in preference and priority to any payments made to the holders of the then outstanding common stock.

CONVERSION

    Each share of Class B convertible common stock shall be convertible at any time, at the option of the stockholder, into one share of voting common stock. Each share of Class B convertible common stock shall automatically be convertible (i) into shares of voting common stock upon the closing of an initial public offering in which gross proceeds are at least $40,000 and in which the price per common share to the public is at least $12.80 or (ii) into voting common stock upon the written election of holders of not less than a majority of the then outstanding Class B convertible common stock, voting as a class, at any other time. Each share of Series A preferred stock may be converted at any time, at the option of the stockholder, into four shares of non-voting common stock. Each share of Series A preferred stock shall automatically be converted (i) into shares of voting common stock upon the closing of an initial public offering in which gross proceeds are at least $10,000, and in which the price per common share to the public is at least $4.75, or (ii) into voting common stock at such time upon the election of holders of not less than two-thirds of the then outstanding Series A preferred stock, when NetScout's common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 or (iii) into non-voting common stock upon the election of holders of not less than two-thirds of the then outstanding
Series A preferred stock.

REDEMPTION

    The holders of not less than a majority of the outstanding shares of Class B convertible common stock may require NetScout to redeem 33.3%, 66.7% and 100% of their outstanding shares on January 15, 2004, 2005 and 2006, respectively. The redemption amount per share will be equal to the sum of $6.39 plus all declared but unpaid dividends. For the year ended March 31, 1999, accretion of the Class B convertible common stock issuance costs was not material.

NON-VOTING COMMON STOCK

    Shares of non-voting common stock were automatically converted into shares of voting common stock upon the closing of the initial public offering.

STOCK SUBJECT TO REPURCHASE

    During the years ended March 31, 1994 and 1995, NetScout issued 3,259,720 and 104,280 shares of unvested non-voting common stock, respectively, which generally vest a portion at the date of grant and

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. CAPITAL STOCK (CONTINUED)
then vest yearly through 1999, to employees of NetScout. As of March 31, 1999 and 2000, all shares of non-voting common stock subject to stock repurchase agreements were fully vested.

    In August 1995, NetScout issued 200,000 shares of unvested non-voting common stock to a related party in exchange for services to be performed. The shares were scheduled to vest in August 2005. The fair value ascribed to the shares was $50, which was recorded as deferred compensation and was being charged to NetScout's results of operations ratably over the service period of the related party. In February 1999, NetScout terminated the agreement allowing the shares to become vested and recognized the remaining balance of deferred compensation as a charge to operations at that time. For the year ended March 31, 1999, NetScout recorded $27 as compensation expense related to these shares.

STOCK SPLIT

    In December 1998, NetScout authorized and effected a two-for-one stock split on the voting and non-voting common stock. As a result, all common stock shares and per share data included in the accompanying consolidated financial statements and notes have been retroactively restated for the split.

TREASURY STOCK

    In January 1999, NetScout repurchased 4,749,498 shares of voting common stock and 964,600 shares of non-voting common stock for $6.39 per share and 315,789 shares of Series A preferred stock for $25.55 per share ($6.39 per common equivalent) for a total of $44,571. Of this amount, $44,394 was recorded as treasury stock and $177 was recorded as a charge to operations. The amount charged to operations was for 42,600 shares of non-voting common stock repurchased from employees who acquired the stock under NetScout's stock option plan and did not hold such stock for at least six months.

PUBLIC OFFERING

    On August 17, 1999, NetScout completed an initial public offering of three million shares of common stock at $11.00 per share. NetScout received net proceeds of approximately $29,600 after deducting $2,300 in underwriting discounts and commissions and $1,100 in other offering expenses.

AUTHORIZED SHARES

    In April 1999, NetScout's Board of Directors approved, subject to stockholder approval, an increase in the authorized shares of preferred and common stock, $0.001 par value per share, to 5,000,000 and 150,000,000 shares, respectively.

9. STOCK PLANS

1990 STOCK OPTION PLAN

    In October 1990, NetScout adopted the 1990 Stock Option Plan (the "1990 Stock Option Plan"). The 1990 Stock Option Plan provides for the granting of incentive and non-qualified stock options to employees, directors and consultants of NetScout. The 1990 Stock Option Plan, as amended, allows for the issuance of options to purchase up to 4,514,666 shares of non-voting common stock. The Board of Directors determines the term of each option, option price, number of shares for which each option is

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. STOCK PLANS (CONTINUED)
granted and the rate at which each option is exercisable, generally over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). No additional option grants will be made under the 1990 Stock Option Plan.

1999 STOCK OPTION AND INCENTIVE PLAN

    In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides for the grant of stock-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout may grant options that are intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of NetScout. The 1999 Stock Option Plan is administered by the compensation committee. Subject to the provisions of the 1999 Stock Option Plan, the compensation committee has the authority to select the persons, to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Options generally vest over four years. A total of 4,500,000 shares of common stock have been reserved for issuance under the 1999 Stock Option Plan.

    Transactions under the 1990 and 1999 Stock Option Plan during the years ended March 31, 1998, 1999 and 2000 are summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                                SHARES      PRICE
                                                              ----------   --------
Outstanding--March 31, 1997.................................   1,998,400    $1.01
  Granted (weighted average fair value of $0.79 and $1.63
    per share for options with exercise prices equal to and
    less than the market price, respectively, at the date of
    grant)..................................................   1,196,000     2.87
  Exercised.................................................     (19,200)    1.31
  Canceled..................................................    (230,600)    2.18
                                                              ----------
Outstanding--March 31, 1998.................................   2,944,600     1.67
  Granted (weighted average fair value of $0.99 and $4.53
    per share for options with exercise prices equal to and
    less than the market price, respectively, at the date of
    grant)..................................................   1,054,000     5.00
  Exercised.................................................    (427,858)    0.58
  Canceled..................................................    (484,516)    2.34
                                                              ----------
Outstanding--March 31, 1999.................................   3,086,226     2.85
  Granted (weighted average fair value of $13.22 per
    share)..................................................   1,430,789    20.95
  Exercised.................................................  (1,136,306)    1.84
  Canceled..................................................    (418,825)    7.56
                                                              ----------
Outstanding--March 31, 2000.................................   2,961,884    11.31
                                                              ==========

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. STOCK PLANS (CONTINUED)
    The following tables summarize information about employee options outstanding and exercisable at March 31, 2000:

                                                              WEIGHTED       WEIGHTED
                                                              AVERAGE        AVERAGE
                                              NUMBER         REMAINING       EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING   CONTRACTUAL LIFE    PRICE
------------------------                    -----------   ----------------   --------
                                                             (YEARS)
$0.003 to 1.50............................     403,325            6.0         $1.04
1.75 to 2.50..............................     442,249            7.3          2.49
4.00 to 5.00..............................     534,168            8.1          4.18
6.00 to 6.50..............................     258,317            8.8          6.40
10.00 to 15.00............................     481,613            9.8         13.69
15.00 to 22.50............................     311,438            9.2         19.75
25.00 to 30.00............................     530,774            9.8         28.94
                                             ---------
                                             2,961,884            8.5         11.31
                                             =========

                                                                         WEIGHTED
                                                                         AVERAGE
                                                             NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                                   EXERCISABLE    PRICE
------------------------                                   -----------   --------
$0.003 to 1.50...........................................    383,575      $1.01
1.75 to 2.50.............................................    220,438       2.49
4.00 to 5.00.............................................    204,739       4.12
6.00 to 6.50.............................................     84,947       6.40
10.00 to 15.00...........................................      9,153      10.35
15.00 to 22.50...........................................     51,415      19.16
25.00 to 30.00...........................................        625      28.94
                                                             -------
                                                             954,892
                                                             =======

    As of March 31, 1998 and 1999, 690,640 and 1,182,628 options were exercisable, respectively, under the 1990 Stock Option Plan. As of March 31, 2000, there were 3,667,188 shares of common stock available for grant under the 1999 Stock Option Plan.

FAIR VALUE DISCLOSURES

    As discussed in Note 2, NetScout has adopted SFAS No. 123 through disclosure only. Had compensation cost for NetScout's option plan been determined based on the fair value at the grant dates, as

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. STOCK PLANS (CONTINUED)
prescribed in SFAS No. 123, NetScout's net income and basic and diluted net income per share on a pro forma basis would have been as follows:

                                                         YEAR ENDED MARCH 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
Net income:
As reported.......................................   $5,432    $10,272    $15,212
Pro forma.........................................   $5,208    $ 9,915    $13,437
Basic net income per share:
As reported.......................................   $ 0.28    $  0.55    $  0.70
Pro forma.........................................   $ 0.27    $  0.53    $  0.62
Diluted net income per share:
As reported.......................................   $ 0.23    $  0.43    $  0.56
Pro forma.........................................   $ 0.22    $  0.42    $  0.50

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         YEAR ENDED MARCH 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
Expected option term for options granted prior to
  NetScout's initial public offering..............  5 years    5 years    5 years
Expected option term for options granted
  subsequent to NetScout's initial public
  offering........................................       --         --    4 years
Weighted average risk-free interest rate..........      6.0%       5.2%       6.2%
Expected volatility for options granted prior to
  NetScout's initial public offering..............       --         --         --
Expected volatility for options granted subsequent
  to NetScout's initial public offering...........       --         --      100.0%
Dividend yield....................................       --         --         --

    Because additional grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

    In May 1996, NetScout granted 332,000 options to purchase non-voting common stock to a consultant in exchange for services to be performed. The fair value ascribed to the shares was $166, which was recorded as deferred compensation and was charged to NetScout's results of operations ratably over the service period. For the year ended March 31, 2000, NetScout recorded $70 of compensation expense related to these options.

    In September 1997, NetScout granted 518,000 options to purchase non-voting common stock at $2.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $3.50 per share. In accordance with APB No. 25, NetScout recorded $518 of deferred compensation, which will be charged to NetScout's results of operations over the vesting period of the options, generally four

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. STOCK PLANS (CONTINUED)
years. For the year ended March 31, 2000, NetScout recorded $130 of compensation expense related to these options.

    In February 1999, NetScout granted 305,500 options to purchase non-voting common stock at $6.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $9.68 per share. In accordance with APB No. 25, NetScout recorded $968 of deferred compensation, which will be charged to NetScout's results of operations over the vesting period of the options, generally four years. For the year ended March 31, 2000, $234 of deferred compensation was reversed due to termination of employees and NetScout recorded $242 of compensation expense related to these options.

EMPLOYEE STOCK PURCHASE PLAN

    In April 1999, NetScout adopted the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), which became effective on the closing of an initial public offering. The 1999 Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock

10. RETIREMENT PLAN

    In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, pursuant to which NetScout matches 25% of the employee's contribution up to 6% of the employee's salary. NetScout contributions vest at a rate of 20% per year of service. NetScout made matching contributions of $121, $153 and $187 to the plan for the years ended March 31, 1998, 1999 and 2000, respectively.

11. INCOME TAXES

    The components of the provision for income taxes are as follow:

                                                           YEAR ENDED MARCH 31,
                                                      ------------------------------
                                                        1998       1999       2000
                                                      --------   --------   --------
Current provision:
  Federal...........................................   $2,859     $4,938     $7,636
  State.............................................      701        674        955
  Foreign...........................................       --         33         53
                                                       ------     ------     ------
                                                        3,560      5,645      8,644
                                                       ------     ------     ------

Deferred tax (benefit) provision:
  Federal...........................................     (426)       (20)      (120)
  State.............................................      (78)        90         15
                                                       ------     ------     ------
                                                         (504)        70       (105)
                                                       ------     ------     ------
                                                       $3,056     $5,715     $8,539
                                                       ======     ======     ======

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES (CONTINUED)
    The components of deferred tax assets are as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Reserves..................................................   $  558     $  428
  Accrued expenses..........................................      542        557
  Fixed assets..............................................      327        585
  Deferred revenue..........................................       74         41
  Other.....................................................       16         10
                                                               ------     ------
                                                               $1,517     $1,621
                                                               ======     ======

    The income tax provision computed using the federal statutory income tax rate differs from NetScout's effective tax rate primarily due to the following:

                                                                   YEAR ENDED MARCH
                                                                         31,
                                                            ------------------------------
                                                              1998       1999       2000
                                                            --------   --------   --------
Statutory U.S. federal tax rate...........................    34.0%      35.0%      35.0%
State taxes, net of federal tax benefit...................     4.8        3.1        3.1
Foreign sales corporation exempt income...................    (1.5)      (2.1)      (1.2)
Research and development tax credits......................    (1.7)      (1.5)      (1.7)
Other.....................................................     0.4        1.3        1.0
                                                              ----       ----       ----
                                                              36.0%      35.8%      36.2%
                                                              ====       ====       ====

12. COMMITMENTS AND CONTINGENCIES

LEASES

    NetScout leases office space under operating leases. Total rent expense under the leases was $942, $1,531 and $1,712 for the years ended March 31, 1998, 1999 and 2000, respectively.

    Future non-cancelable minimum lease commitments are as follows:

YEAR ENDING MARCH 31,
2001........................................................   $1,231
2002........................................................    1,174
2003........................................................      998
2004........................................................       73
2005........................................................       --
                                                               ------
Total minimum lease payments................................   $3,476
                                                               ======

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Under the terms of its principal office lease, NetScout is required to maintain a letter of credit totaling $561 under its $5,000 revolving line of credit (Note 6).

CONTINGENCIES

    On November 5, 1999, a former employee of NetScout filed an action against the Company and an employee stockholder of NetScout in the Massachusetts Superior Court Department of the Trial Court, Middlesex County, alleging claims of discrimination on the basis of sex and sexual harassment. On December 30, 1999, NetScout filed a Notice of Removal to the United States District Court for the District of Massachusetts, thereby removing the action to that Court. NetScout has filed an Answer denying these allegations and plans to vigorously defend this matter. NetScout has recorded an accrual to address this matter. However, since the matter is at a preliminary stage, NetScout is unable to predict the outcome or amount of related expense, or loss, if any.

    In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on NetScout's financial position or results of operations.

EMPLOYMENT AGREEMENT

    In January 1999, NetScout amended an employment agreement with two employee stockholders, which provides that each employee stockholder will receive a base salary of at least $250 and a year-end, non-discretionary bonus of at least $250. The employment agreement is terminable at will, but provides that if either employee's employment is terminated by NetScout without cause, or either decides to terminate his own employment for "good reason", as defined, each is entitled to receive severance benefits for three years as follows: (i) for the first twelve months following termination, the greater of $175 or base salary as of the date of termination; and (ii) for each subsequent twelve-month period, an amount equal to 120% of the amount received in the immediately preceding twelve months. Each employment agreement provides for a five-year term commencing
June 1, 1994 with automatic one-year renewals.

13. RELATED PARTY TRANSACTIONS

    For the years ended March 31, 1998, 1999 and 2000, NetScout paid approximately $315, $470, and $0, respectively, to an affiliate, which was two-thirds owned by two stockholders of NetScout, for consulting services. The affiliate was sold in February 1999.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows:

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     1998       1999       2000
                                                   --------   --------   --------
North America....................................  $37,518    $59,619    $74,721
Other international..............................    5,311      7,932     11,438
                                                   -------    -------    -------
                                                   $42,829    $67,551    $86,159
                                                   =======    =======    =======

    Substantially all of NetScout's identifiable assets are located in the United States.

15. QUARTERLY RESULTS OF OPERATIONS--UNAUDITED

    The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended 1999 and 2000. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                         THREE MONTHS ENDED
                                      -----------------------------------------------------------------------------------------
                                      JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                        1998       1998        1998       1999        1999       1999        1999       2000
                                      --------   ---------   --------   ---------   --------   ---------   --------   ---------
Revenue............................   $15,263     $16,146    $17,471     $18,671    $19,071     $20,304    $22,842     $23,942
Gross margin.......................    10,627      11,479     12,322      12,638     13,844      14,810     17,031      17,617
                                      -------     -------    -------     -------    -------     -------    -------     -------
Net Income.........................   $ 2,094     $ 2,702    $ 2,893     $ 2,583    $ 3,134     $ 3,194    $ 4,371     $ 4,513
                                      =======     =======    =======     =======    =======     =======    =======     =======
Basic net income per share.........   $  0.11     $  0.14    $  0.15     $  0.16    $  0.22     $  0.16    $  0.17     $  0.17
Diluted net income per share.......   $  0.09     $  0.11    $  0.12     $  0.10    $  0.13     $  0.12    $  0.16     $  0.16

16. ACQUISITION

   On June 13, 2000, NetScout entered into an Agreement and Plan of Reorganization with NextPoint Networks, Inc.("NextPoint"), NetScout Service Level Corporation, a wholly owned subsidiary of NetScout, and certain stockholders of NextPoint, pursuant to which NextPoint would merge with and into NetScout Service Level Corporation. In the merger, NetScout will issue approximately 2.2 million shares of its common stock and approximately
$20.6 million in cash in exchange for all of the capital stock of NextPoint. Completion of the merger is subject to, among other things, approval by holders of NextPoint capital stock. The merger will be accounted for using the purchase method.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
NetScout Systems, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated April 21, 2000, except for Note 16, as to which the date is June 13, 2000, appearing in Item 14 in this Form 10-K also included an audit of the financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 21, 2000

                             NETSCOUT SYSTEMS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT
                                                   BEGINNING OF   CHARGED TO                BALANCE AT
DESCRIPTION                                            YEAR       OPERATIONS   DEDUCTIONS   END OF YEAR
-----------                                        ------------   ----------   ----------   -----------
Year ended March 31, 1998
  Reserves and allowances deducted from asset
    accounts
  Reserves for returns...........................   $1,493,000     (427,000)    (353,000)    $713,000
  Allowance for doubtful accounts................   $  200,000      178,000      (28,000)    $350,000

Year ended March 31, 1999
  Reserves and allowances deducted from asset
    accounts
  Reserves for returns...........................   $  713,000     (184,000)     (83,000)    $446,000
  Allowance for doubtful accounts................   $  350,000      244,000       (4,000)    $590,000

Year ended March 31, 2000
  Reserves and allowances deducted from asset
    accounts
  Reserves for returns...........................   $  446,000      (56,000)     (61,000)    $329,000
  Allowance for doubtful accounts................   $  590,000      (94,000)     (71,000)    $425,000

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
 3.1, 4.1               Third Amended and Restated Certificate of Incorporation of
                        NetScout. (filed as Exhibit 3.3, 4.1 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).

 3.2, 4.2               Form of Amended and Restated By-laws of NetScout.

 4.3                    Specimen Certificate for shares of NetScout's Common Stock
                        (filed as Exhibit 4.3 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

 10.1                   1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to
                        NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.2                   1999 Stock Option and Incentive Plan (filed as Exhibit 10.2 to NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.3                   1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 to
                        NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.4                   Stock Purchase and Redemption Agreement dated December 31,
                        1998 by and among NetScout, Greylock Equity Limited
                        Partnership, certain affiliates of TA Associates, Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to
                        NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.5 Amended and Restated Rights Agreement entered into as of January 15, 1999 by and among NetScout, Greylock Equity
                        Limited Partnership, certain affiliates of TA Associates,
                        Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.5 to NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.6                   Lease dated August 18, 1997 between NetScout and Michelson
                        Farm-Westford Technology Park Limited Partnership (filed as
                        Exhibit 10.6 to NetScout's Registration Statement on Form
                        S-1 (No. 333-76843) and incorporated herein by reference).

 10.7                   Amended and Restated Loan and Security Agreement dated March
                        12, 1998 by and between NetScout and Silicon Valley Bank
                        (filed as Exhibit 10.7 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).

 10.8 Loan Modification Agreement entered into March 11, 1999 between NetScout and Silicon Valley Bank (filed as Exhibit
                        10.8 to NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).

 10.9                   OEM Agreement dated as of February 3, 1998 by and between
                        SDL Communications, Inc. and NetScout (filed as Exhibit 10.9 to NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).

 10.10                  Project Development and License Agreement dated as of July
                        13, 1994 by and between Cisco Systems, Inc. and NetScout
                        (filed as Exhibit 10.10 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).

 10.11                  Amendment No. 1 to the Project Agreement and Design License
                        Agreement dated as of January 4, 1995 by and between Cisco and NetScout (filed as Exhibit 10.11 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).

 10.12                  Private Label Agreement effective as of October 17, 1995 by and between Cisco and NetScout (filed as Exhibit 10.12 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
 10.13                  Amendment to Private Label Agreement and Project Development
                        and License Agreement dated May 15, 1996 by and between
                        Cisco and NetScout (filed as Exhibit 10.13 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).

 10.14                  Amendment No. 3 to the Private Label Agreement and Project
                        Development and License Agreement by and between Cisco and
                        NetScout (filed as Exhibit 10.14 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).

 10.15                  Amendment No. 4 to Private Label Agreement and Project
                        Development and License Agreement effective as of February
                        23, 1998 by and between Cisco and NetScout (filed as Exhibit
                        10.15 to NetScout's Registration Statement on Form S- 1 (No.
                        333-76843) and incorporated herein by reference).

 10.16                  Amendment No. 5 effective as of December 26, 1999 to Private
                        Label Agreement and Project Development and License
                        Agreement between Cisco and NetScout (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q and incorporated herein by reference).

 10.17                  Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16 to
                        NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.18                  Amendment No. 1 to Agreement Relating to Employment dated
                        January 14, 1999 by and between NetScout and Anil Singhal
                        (filed as Exhibit 10.17 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).

 10.19                  Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.20                  Amendment No. 1 to Agreement Relating to Employment dated
                        January 14, 1999 by and between NetScout and Narendra Popat
                        (filed as Exhibit 10.19 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).

 10.21                  Secured Term Note for $1,100,000, Partially Non-Recourse,
                        dated June 28, 1996, Payable to NetScout by Anil Singhal
                        (filed as Exhibit 10.20 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).

 10.22                  Stock Pledge Agreement, made as of June 28, 1996, between
                        Anil Singhal and NetScout (filed as Exhibit 10.21 to
                        NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.23                  Secured Term Note for $900,000, Partially Non-Recourse,
                        dated June 28, 1996, Payable to NetScout by Narendra Popat
                        (filed as Exhibit 10.22 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).

 10.24                  Stock Pledge Agreement, made as of June 28, 1996, between
                        Narendra Popat and NetScout (filed as Exhibit 10.23 to
                        NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).

 10.25 Loan Modification Agreement entered into March 10, 2000 between NetScout and Silicon Valley Bank.

 21                     Subsidiaries of NetScout.

 23                     Consent of PricewaterhouseCoopers LLP

 27                     Financial Data Schedule.