Form 10-Q
period 2000-06-30
NETSCOUT SYSTEMS INC
filed 2000-08-14
CIK 1078075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER 0000-26251

                            ------------------------

                             NETSCOUT SYSTEMS, INC.

               (Exact name of registrant as specified in charter)

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares outstanding of the registrant's common stock as of August 7, 2000 was 29,007,173.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETSCOUT SYSTEMS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

     ITEM NUMBER                                                                      PAGE NO.
---------------------                                                                 --------
PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
                        a.) Consolidated Balance Sheets:
                           As of June 30, 2000 and March 31, 2000...................         1
                        b.) Condensed Consolidated Statements of Income:
                           For the three months ended June 30, 2000 and June 30,
                        1999........................................................         2
                        c.) Consolidated Statements of Cash Flows:
                           For the three months ended June 30, 2000 and June 30,
                        1999........................................................         3
                        d.) Notes to the Consolidated Financial Statements..........         4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.................................................................         6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................        16

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................        16

Item 2.  Changes in Securities and Use of Proceeds..................................        17

Item 6.  Exhibits and Reports on Form 8-K...........................................        17

SIGNATURES..........................................................................        18

EXHIBIT INDEX.......................................................................        19

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                              JUNE 30,   MARCH 31,
                                                                2000       2000
                                                              --------   ---------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 56,722    $48,515
Marketable securities.......................................    17,611     21,807
Accounts receivable, net of allowance for doubtful accounts
  and returns of $719 and $754 at June 30, 2000 and March
  31, 2000, respectively....................................    12,604     10,390
Inventories.................................................     4,362      3,131
Refundable income taxes.....................................        --      1,899
Deferred income taxes.......................................     1,022      1,022
Prepaids and other current assets...........................     4,306      3,728
                                                              --------    -------
    Total current assets....................................    96,627     90,492
Fixed assets, net...........................................     6,051      5,657
Deferred income taxes.......................................       599        599
                                                              --------    -------
    Total assets............................................  $103,277    $96,748
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $  3,887    $ 2,789
Accrued compensation........................................     4,221      3,673
Accrued other...............................................     1,661      2,448
Income taxes payable........................................       290         --
Customer deposits...........................................        25         78
Deferred revenue............................................     7,357      6,638
                                                              --------    -------
    Total current liabilities...............................    17,441     15,626
                                                              --------    -------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
  authorized, no shares issued or outstanding at June 30,
  2000 and March 31, 2000...................................        --         --
Common stock, $0.001 par value:
  150,000,000 shares authorized; 30,794,617 shares issued
  and 26,817,363 shares outstanding at June 30, 2000;
  30,697,697 shares issued and 26,720,443 shares outstanding
  at March 31, 2000.........................................        31         31
Additional paid-in capital..................................    67,658     67,366
Deferred compensation.......................................      (518)      (636)
Treasury stock..............................................   (25,306)   (25,306)
Retained earnings...........................................    43,971     39,667
                                                              --------    -------
    Total stockholders' equity..............................    85,836     81,122
                                                              --------    -------
    Total liabilities, and stockholders' equity.............  $103,277    $96,748
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenue:
  Product...................................................  $17,761    $12,814
  Service...................................................    3,976      2,465
  License and royalty.......................................    3,432      3,792
                                                              -------    -------
    Total revenue...........................................   25,169     19,071
                                                              -------    -------
Cost of revenue:
  Product...................................................    6,094      4,814
  Service...................................................      595        413
                                                              -------    -------
    Total cost of revenue...................................    6,689      5,227
                                                              -------    -------
Gross margin................................................   18,480     13,844
                                                              -------    -------
Operating expenses:
  Research and development..................................    2,572      2,241
  Sales and marketing.......................................    8,727      6,040
  General and administrative................................    1,594        937
                                                              -------    -------
    Total operating expenses................................   12,893      9,218
                                                              -------    -------
Income from operations......................................    5,587      4,626
Interest income, net........................................    1,034        272
                                                              -------    -------
Income before provision for income taxes....................    6,621      4,898
Provision for income taxes..................................    2,317      1,764
                                                              -------    -------
Net income..................................................  $ 4,304    $ 3,134
                                                              =======    =======
Basic net income per share..................................  $  0.16    $  0.22
Diluted net income per share................................  $  0.15    $  0.13
Shares used in computing:
  Basic net income per share................................   26,762     14,331
  Diluted net income per share..............................   27,954     24,909

    The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  4,304   $ 3,134
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................       769       580
    Loss on disposal of fixed assets........................        11        28
    Compensation expense associated with equity awards......        58        92
    Changes in assets and liabilities:
      Accounts receivable...................................    (2,214)   (1,881)
      Inventories...........................................    (1,231)      581
      Refundable income taxes...............................     1,899       217
      Prepaids and other current assets.....................      (578)     (239)
      Accounts payable......................................     1,098    (3,445)
      Accrued expenses......................................      (239)   (1,157)
      Income taxes payable..................................       290       507
      Customer deposits.....................................       (53)       --
      Deferred revenue......................................       719       575
                                                              --------   -------
      Net cash provided by (used in) operating activities...     4,833    (1,008)
                                                              --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities.........................   (12,646)       --
  Proceeds from maturity of marketable securities...........    16,842        --
  Purchase of fixed assets..................................    (1,174)   (1,619)
                                                              --------   -------
      Net cash provided by (used in) investing activities...     3,022    (1,619)
                                                              --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       352        68
                                                              --------   -------
      Net cash provided by financing activities.............       352        68
                                                              --------   -------
  Net increase (decrease) in cash and cash equivalents......     8,207    (2,559)
  Cash and cash equivalents, beginning of the period........    48,515    25,477
                                                              --------   -------
  Cash and cash equivalents, end of the period..............  $ 56,722   $22,918
                                                              ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................       $16        $1
  Cash paid for income taxes................................       128     1,053

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements as of June 30, 2000 and for the three months ended June 30, 2000 and 1999 are unaudited. In the opinion of NetScout's management, the June 30, 2000 and 1999 unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results of operations for the year ended March 31, 2001.

    The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information refer to the consolidated financial statements and footnotes thereto included in NetScout's Annual Report on Form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commission.

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

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS
No. 115, NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. At June 30, 2000 and March 31, 2000 any unrealized gains or losses were not significant.

3.  INVENTORIES

    Inventories consist of the following:

                                                            JUNE 30,   MARCH 31,
                                                              2000       2000
                                                            --------   ---------
Raw materials.............................................   $2,595     $2,371
Work-in-process...........................................      771        476
Finished goods............................................      996        284
                                                             ------     ------
                                                             $4,362     $3,131
                                                             ======     ======

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UAUDITED)

4.  GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows:

                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
North America.............................................  $23,225    $15,442
Other international.......................................    1,944      3,629
                                                            -------    -------
                                                            $25,169    $19,071
                                                            =======    =======

    Substantially all of NetScout's identifiable assets are located in the United States.

5.  CONTINGENCIES

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

6.  ACQUISITION

    On July 7, 2000, NetScout Systems, Inc., a Delaware corporation, completed its acquisition of NextPoint Networks, Inc., a Delaware corporation, by means of a merger of NextPoint with and into NetScout Service Level Corporation, a Delaware corporation and a wholly-owned subsidiary of NetScout, pursuant to an Agreement and Plan of Reorganization dated as of June 13, 2000. The transaction was valued at approximately $60 million in which NetScout issued approximately
2.1 million NetScout shares and approximately $19.5 million in cash at closing and reserved approximately 25,000 NetScout shares and approximately $231,000 in cash for issuance upon the exercise of warrants for NextPoint Series C preferred stock, and approximately 274,000 NetScout shares for issuance upon the exercise of NextPoint options. The acquisition has been accounted for as a purchase transaction.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101 "Revenue Recognition in Financial Statements", as amended by SAB No.101A and 101B. SAB No. 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance of SAB No. 101 will be required in the Company's fourth quarter of fiscal 2001. The Company is currently determining the impact, if any, that SAB No. 101 will have on its financial position and results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combinations. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. NetScout does not expect the application of FIN No. 44 to have a significant impact on the Company's financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission.

    In addition to the other information in this report, the following Management Discussion and Analysis should be considered carefully in evaluating the Company and our business. This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may", "will", "could", "should", "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Affect Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

    Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward- looking statements after the date of this Form 10-Q to conform such statements to actual results.

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

    RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Income:

                             NETSCOUT SYSTEMS, INC.
                        STATEMENTS OF INCOME PERCENTAGES

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                           -------------------------
                                                             2000             1999
                                                           --------         --------
Revenue:
  Product................................................    70.6%            67.2%
  Service................................................    15.8             12.9
  License and royalty....................................    13.6             19.9
                                                            -----            -----
    Total revenue........................................   100.0            100.0
                                                            -----            -----

Cost of revenue:
  Product................................................    24.2             25.2
  Service................................................     2.4              2.2
                                                            -----            -----
    Total cost of revenue................................    26.6             27.4
                                                            -----            -----

Gross margin.............................................    73.4             72.6
                                                            -----            -----

Operating expenses:
  Research and development...............................    10.2             11.8
  Sales and marketing....................................    34.7             31.7
  General and administrative.............................     6.3              4.9
                                                            -----            -----
    Total operating expenses.............................    51.2             48.4
                                                            -----            -----

Income from operations...................................    22.2             24.2
Interest income, net.....................................     4.1              1.4
                                                            -----            -----

Income before provision for income taxes.................    26.3             25.6
Provision for income taxes...............................     9.2              9.2
                                                            -----            -----
Net income...............................................    17.1%            16.4%
                                                            =====            =====

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE

    Total revenues were $25.2 million and $19.1 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 32% from 1999 to 2000.

    PRODUCT. Product revenues were $17.8 million and $12.8 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 39% from 1999 to 2000. This increase was primarily due to a 37% increase in average selling price attributable to larger volumes of higher speed and multi-port probes.

    SERVICE. Service revenues were $4.0 million and $2.5 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 61% from 1999 to 2000. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

    LICENSE AND ROYALTY. License and royalty revenues were $3.4 million and $3.8 million for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 9% from 1999 to 2000. For the three months ended
June 30, 1999, we received a large royalty from a small partner. Thereafter, due to changing product lines at the small partner, royalty from them decreased substantially. Beyond this, license and royalty was primarily sustained by the proportionate growth in unit sales of our software and embedded software products by Cisco.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $6.1 million and $4.8 million, for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 27% from 1999 to 2000. This increase was primarily due to higher sales volumes offset by a 18% decrease in the average cost per unit from 1999 to 2000. Product gross margins were 66% and 62% for the three months ended June 30, 2000 and 1999, respectively.

    SERVICE. Cost of service revenue consists primarily of personnel costs. Cost of service revenues were $595,000 and $413,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 44% from 1999 to 2000. This increase was primarily due to the distribution of software updates and material costs to support our increased installed customer base. Service gross margins were 85% and 83% for the three months ended June 30, 2000 and 1999, respectively.

    Gross margins were $18.5 million and $13.8 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 34% from 1999 to 2000. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales. This increase was primarily due to a 84% increase in direct sales and an increase in average selling price.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $2.6 million and $2.2 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 15% from 1999 to 2000. This increase was primarily due to a 17% increase in personnel costs from 1999 to 2000.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $8.7 million and $6.0 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 44% from 1999 to 2000. This increase was primarily due to a 51% increase in sales and marketing personnel costs from 1999 to 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses were $1.6 million and $937,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 70% from 1999 to 2000. This increase was primarily due to a 45% increase in personnel costs from 1999 to 2000 and an increase in expenses related to our responsibilities as a public company.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $1.0 million and $272,000, for the three months ended June 30, 2000 and 1999, respectively. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $2.3 million and $1.8 million, for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 31% from 1999 to 2000, primarily due to higher pre-tax income. Our effective tax rate was 35% for the three months ended June 30, 2000 and 36% for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, we had $56.7 million in cash and cash equivalents and $17.6 million in marketable securities. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On
August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter discounts and commissions and other offering expenses. We have a line of credit with a bank, which allows us to borrow up to $5.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2001. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. At June 30, 2000, we had letters of credit outstanding under the line aggregating $561,000. The bank line of credit is secured by our inventory and accounts receivable.

    Cash, cash equivalents and marketable securities were $74.3 million at June 30, 2000. Cash provided by operating activities was $4.8 million for the three months ended June 30, 2000. Cash provided by operating activities was primarily derived from net income and to a lesser degree, increases in deferred revenue, accounts payable, depreciation and amortization, and decreases in refundable income taxes This was partially offset by increases in accounts receivable, inventory, and prepaids and other current assets for the three months ended June 30, 2000. These changes were due to the growth of our business. Cash used by operating activities was $1.0 million, for the three months ended June 30, 1999. This was primarily caused by a large decrease in our accounts payables.

    Cash provided by investing activities was $3.0 million for the three months ended June 30, 2000, which reflects the proceeds from the maturity of marketable securities, partially offset by purchases of fixed assets and other marketable securities. Cash used in investing activities was $1.6 million for the three months ended June 30, 1999, which was due to the purchase of fixed assets.

    Cash provided by financing activities was $352,000 and $68,000 for the three months ended June 30, 2000 and 1999, respectively, which was primarily due to proceeds from the issuance of common stock.

    On July 7, 2000, we completed the acquisition of NextPoint Networks, Inc., a Delaware corporation, by means of a merger of NextPoint with and into NetScout Service Level Corporation, a Delaware corporation and a wholly-owned subsidiary of NetScout, pursuant to an Agreement and Plan of Reorganization dated as of June 13, 2000. The transaction was valued at approximately $60 million in which NetScout issued approximately 2.1 million NetScout shares and approximately $19.5 million in cash at closing and reserved approximately 25,000 NetScout shares and approximately $231,000 in cash for issuance upon the exercise of warrants for NextPoint Series C preferred stock, and approximately 274,000 NetScout shares for issuance upon the exercise of NextPoint options. The acquisition has been accounted for as a purchase transaction.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101 "Revenue Recognition in Financial Statements", as amended by SAB No.101A and 101B. SAB No. 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance of SAB No. 101 will be required in the Company's fourth quarter of fiscal 2001. The Company is currently determining the impact, if any, that SAB No. 101 will have on its financial position and results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combinations. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. NetScout does not expect the application of FIN No. 44 to have a significant impact on the Company's financial position or results of operations.

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

    A REDUCTION IN ORDERS FROM CISCO SYSTEMS, INC. WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period would be materially adversely affected if there is a substantial reduction in orders from Cisco Systems, Inc. or if we are unable to complete one or more Cisco orders planned for that period. We derive a significant portion of our revenue from Cisco, which distributes some of our products under its private label and incorporates some of our software in its products. Cisco accounted for 57% of our total revenue for the three months ended June 30, 2000 and 44% of our total revenue for the three months ended
June 30, 1999. Our future performance is significantly dependent upon Cisco's continued promotion of our products. Cisco has no obligation to purchase any products from us. Further, we do not control Cisco's distribution of our products, whether incorporated into Cisco's products or sold under private label. Finally, Cisco may decide to internally develop products that compete with our solution or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our relationship with Cisco were terminated or adversely affected for any reason, our business, operating results and financial condition would be materially adversely affected.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE INDIRECT DISTRIBUTION CHANNELS. To increase our sales, we must further expand and manage our indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Sales to our indirect distribution channels accounted for 18% and 39% of our total revenue for the three months ended June 30, 2000 and 1999, respectively. Sales to Cisco accounted for 57% and 44% of our total revenue for the three months ended
June 30, 2000 and 1999. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to expand and manage our relationships with our partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

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

    LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our Chairman of the Board, Chief Executive Officer and co-founder, and Narendra Popat, our President, Chief Operating Officer and co-founder. We also depend on the ability of our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for a significant percentage of our total revenue for the three months ended June 30, 2000 and 1999, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to expand international indirect distribution channels, hire additional sales personnel, adapt products for local markets, or manage geographically dispersed operations. The major countries outside of North America, in which we do, or intend to do, businesses are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including failure of local laws to provide the same degree of protection against infringement of our intellectual property, protectionist laws and business practices that favor local competitors, dependence on local indirect channel partners, multiple conflicting and changing governmental laws and regulations, longer sales cycles, greater difficulty in collecting accounts receivable, foreign currency exchange rate fluctuations and political and economic instability.

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

    Recently, when the market price of a stock has been volatile, holders of that stock have occasionally instituted securities class action litigation against the company that issues the stock. If any of our stockholders brought such lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

    OUR BUSINESS MAY BE NEGATIVELY AFFECTED BY OUR FAILURE TO SUCCESSFULLY INTEGRATE WITH NEXTPOINT OR TO RETAIN NEXTPOINT EMPLOYEES. On July 7, 2000, we completed our acquisition of NextPoint Nextworks, Inc., a

Delaware corporation, by means of a merger of NextPoint with and into NetScout Service Level Corporation, a Delaware corporation and one of our wholly-owned subsidiaries pursuant to an Agreement and Plan of Reorganization dated as of June 13, 2000. The anticipated benefits of the merger may not be achieved unless, among other things, the operations, products, services and personnel of NextPoint are successfully combined with ours in a timely and efficient manner. If the anticipated benefits of the business combination are not achieved or are not achieved in a timely fashion, then the merger could have adverse affect on our operating results for a significant period of time that cannot now be determined. Furthermore, the diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on our revenues and operating results.

    Despite NetScout's efforts to retain key employees, NetScout may lose some of NextPoint's key employees following the merger. Competition for qualified management, engineering and technical employees in the computer software, hardware and networking industries is intense. NextPoint employees may not want to work for a larger, publicly-traded company instead of a smaller, private company. In addition, competitors may recruit NextPoint employees during the integration of NextPoint and us. We cannot provide any assurance that the combined enterprise will be able to attract, retain and integrate key employees following the merger.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

    Approximately $19.5 million of the proceeds from our initial public offering were used in the acquisition of NextPoint. The balance of proceeds have been invested primarily in U.S. Treasury obligations and other interest bearing investment grade securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     The following exhibits are filed or incorporated by
       reference as part of this Report.
     11.  Statement re Computation of Per Share Earnings
     27.  Financial Data Schedule
(b)  Reports on Form 8-K.
     None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NETSCOUT SYSTEMS, INC.

                                      By: /s/ David Sommers
  ------------------------------------------------------------------------------

                                        Name:  David Sommers
                                        Title:  Vice President and Chief
                                      Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         11             Statement re-Computation of Per Share Earnings
         27             Financial Data Schedule