Form 10-Q
period 2000-09-30
NETSCOUT SYSTEMS INC
filed 2000-11-14
CIK 1078075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________to ______________

                        Commission file number 0000-26251

                         ------------------------------

                             NETSCOUT SYSTEMS, INC.
               (Exact name of registrant as specified in charter)

                 Delaware                                  04-2837575
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
            or organization)

                   4 Technology Park Drive, Westford, MA 01886
                                 (978) 614-4000

                         ------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

                           ---------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      The number of shares outstanding of the registrant's common stock as of November 7, 2000 was 29,303,706.

                             NETSCOUT SYSTEMS, INC.
                                    FORM 10Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3
            a.) Consolidated Balance Sheets:
                As of September 30, 2000 and March 31, 2000
            b.) Condensed Consolidated Statements of Income:
                For the three and six months ended September 30, 2000
                and September 30, 1999
            c.) Consolidated Statements of Cash Flows:
                For the six months ended September 30, 2000 and September 30, 1999
            d.) Notes to the Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            22

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities and Use of Proceeds                             23

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     24

Item 6. Exhibits and Reports on Form 8-K                                      24

SIGNATURES                                                                    25

EXHIBIT INDEX                                                                 26

                     PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

                        NetScout Systems, Inc.
                      Consolidated Balance Sheets
            (In thousands, except share and per share data)
                              (Unaudited)

                                                                                                           September 30,  March 31,
                                                                                                               2000         2000
                                                                                                               ----         ----
Assets
Current assets:
Cash and cash equivalents ...............................................................................     $37,204      $48,515
Marketable securities ...................................................................................      17,785       21,807
Accounts receivable, net of allowance for doubtful accounts and returns of $809 and $754 at September 30,
  2000 and March 31, 2000, respectively .................................................................      13,237       10,390
Inventories .............................................................................................       3,634        3,131
Refundable income taxes .................................................................................         274        1,899
Deferred income taxes ...................................................................................       1,164        1,022
Prepaids and other current assets .......................................................................       3,878        3,728
                                                                                                            ----------------------
       Total current assets .............................................................................      77,176       90,492
Fixed assets, net .......................................................................................       6,887        5,657
Intangible assets, net ..................................................................................      46,442           --
Deferred income taxes ...................................................................................       4,652          599
                                                                                                            ----------------------
       Total assets .....................................................................................    $135,157      $96,748
                                                                                                            ======================

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ........................................................................................      $3,417       $2,789
Accrued compensation ....................................................................................       3,631        3,673
Accrued other ...........................................................................................       2,295        2,448
Customer deposits .......................................................................................          24           78
Deferred revenue ........................................................................................       8,608        6,638
                                                                                                            ----------------------
       Total current liabilities ........................................................................      17,975       15,626
                                                                                                            ----------------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value:
    5,000,000 shares authorized, no shares issued or outstanding at
    September 30, 2000 and March 31, 2000 ...............................................................          --           --
Common stock, $0.001 par value:
    150,000,000 shares authorized,  33,173,765 shares issued and  29,196,511 shares outstanding at September 30, 2000;  30,697,697 shares issued and 26,720,443
    shares outstanding at March 31, 2000 ................................................................          33           31
Additional paid-in capital ..............................................................................     104,045       67,366
Deferred compensation ...................................................................................      (4,800)        (636)
Treasury stock ..........................................................................................     (25,306)     (25,306)
Retained earnings .......................................................................................      43,210       39,667
                                                                                                            ----------------------
       Total stockholders' equity .......................................................................     117,182       81,122
                                                                                                            ----------------------
       Total liabilities and stockholders' equity .......................................................    $135,157      $96,748
                                                                                                            ======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NetScout Systems, Inc.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                     September 30,         September 30,
                                                     -------------         -------------
                                                   2000        1999       2000       1999
                                                   ----        ----       ----       ----
Revenue:
     Product ................................    $20,790     $13,541    $38,551    $26,355
     Service ................................      4,427       3,099      8,404      5,564
     License and royalty ....................      3,602       3,664      7,033      7,456
                                                 -----------------------------------------
             Total revenue ..................     28,819      20,304     53,988     39,375
                                                 -----------------------------------------
Cost of revenue:
     Product ................................      7,262       5,086     13,356      9,900
     Service ................................        857         397      1,451        801
                                                 -----------------------------------------
             Total cost of revenue ..........      8,119       5,483     14,807     10,701
                                                 -----------------------------------------
Gross margin ................................     20,700      14,821     39,181     28,674
                                                 -----------------------------------------

Operating expenses:
     Research and development ...............      3,818       2,386      6,380      4,604
     Sales and marketing ....................     10,197       6,644     18,864     12,629
     General and administrative .............      2,347       1,146      3,939      2,079
     Stock-based compensation ...............        576         155        649        246
     Amortization of intangible assets ......      2,666          --      2,666         --
     In-process research and development ....        268          --        268         --
                                                 -----------------------------------------
             Total operating expenses .......     19,872      10,331     32,766     19,558
                                                 -----------------------------------------
Income from operations ......................        828       4,490      6,415      9,116
Interest income, net ........................      1,108         504      2,142        776
                                                 -----------------------------------------
Income before provision for income taxes ....      1,936       4,994      8,557      9,892
Provision for income taxes ..................      2,697       1,800      5,014      3,564
                                                 -----------------------------------------
Net income (loss) ...........................      ($761)     $3,194     $3,543     $6,328
                                                 =========================================

Basic net income (loss) per share ...........     ($0.03)      $0.16      $0.13      $0.36
Diluted net income (loss) per share .........     ($0.03)      $0.12      $0.12      $0.25
Shares used in computing :
     Basic net income (loss) per share ......     28,585      20,556     27,561     17,461
     Diluted net income (loss) per share ....     28,585      26,575     28,955     25,749

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NetScout Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                            September 30,
                                                                          2000        1999
                                                                          ----        ----
Cash flows from operating activities:
    Net income .....................................................     $3,543      $6,328
    Adjustments to reconcile net income to net cash provided by operating activities net of effects of acquisition of
    NextPoint:
       Depreciation and amortization ...............................      1,753       1,254
       Amortization of intangible assets ...........................      2,666          --
       In-process research and development .........................        268          --
       Loss on disposal of fixed assets ............................         55          43
       Compensation expense associated with equity awards ..........        649         246
       Deferred income taxes .......................................        431          --

Changes in assets and liabilities:
            Accounts receivable ....................................     (1,635)     (2,879)
            Inventories ............................................       (503)        386
            Refundable income taxes ................................      1,625         148
            Prepaids and other current assets ......................         33      (1,879)
            Accounts payable .......................................        199        (417)
            Accrued expenses .......................................     (1,098)        245
            Customer deposits ......................................        (54)         --
            Deferred revenue .......................................      1,676         817
                                                                        -------------------
            Net cash provided by operating activities ..............      9,542       4,292
                                                                        -------------------

Cash flows from investing activities:
  Purchase of marketable securities ................................    (18,577)    (14,622)
  Proceeds from maturity of marketable securities ..................     22,599          --
  Purchase of fixed assets .........................................     (2,397)     (2,494)
  Cash paid for acquisition of NextPoint, net of cash received .....    (22,914)         --
                                                                        -------------------
           Net cash used in investing activities ...................    (21,289)    (17,116)
                                                                        -------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................      1,655      29,901
  Purchase of treasury stock .......................................         --       2,000
  Repayment of notes payable .......................................      1,219          --
                                                                        -------------------
           Net cash provided by financing activities................        436      31,901
                                                                        -------------------
  Net increase (decrease) in cash and cash equivalents .............    (11,311)     19,077
  Cash and cash equivalents, beginning of year .....................     48,515      25,477
                                                                        -------------------
  Cash and cash equivalents, end of period .........................    $37,204     $44,554
                                                                        ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest ...........................................        $35          $3
  Cash paid for income taxes .......................................      2,400       3,429


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NetScout Systems, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

      The accompanying consolidated financial statements as of September 30, 2000 and for the three and six months ended September 30, 2000 and 1999 are unaudited. In the opinion of NetScout's management, the September 30, 2000 and 1999 unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results of operations for the year ended March 31, 2001.

      The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information refer to the consolidated financial statements and footnotes thereto included in NetScout's Annual Report on Form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commission on June 23, 2000.

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

      NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS No. 115, NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. At September 30, 2000 and March 31, 2000, any unrealized gains or losses were not significant.

3. Inventories

      Inventories consist of the following (in thousands):

                                                 September 30,     March 31,
                                                     2000            2000
                                                     ----            ----

      Raw materials ......................          $2,668          $2,371
      Work-in-process ....................             403             476
      Finished goods .....................             563             284
                                             -----------------------------
                                                    $3,634          $3,131
                                             =============================

4. Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following (in thousands):

                                                   September 30,     Estimated
                                                       2000            Lives
                                                       ----            -----
      Goodwill .................................      $45,142            5
      Customer base ............................        1,100            3
      Assembled workforce.......................          700            2
      Completed Technology .....................        2,165            3
                                                      -------
                                                       49,107
      Less accumulated amortization ............        2,933
                                                      -------
      Total ....................................      $46,442
                                                      =======

      Goodwill and other intangible assets will be amortized as follows (in thousands):

      Six months ending March 31, 2001 ...................          $5,185
        2002 .............................................          10,467
        2003 .............................................          10,204
        2004 .............................................           9,301
        2005 .............................................           9,028
        2006 .............................................           2,257
                                                                   -------
        Total ............................................         $46,442
                                                                   =======

5. Acquisition

      In July 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint Networks, Inc. ("NextPoint") in exchange for 1,831,518 shares of NetScout common stock and $19.6 million in cash. NetScout also issued options and warrants exercisable for 298,647 shares of NetScout common stock in exchange for all outstanding options and warrants exercisable for NextPoint common stock. The value of the acquisition was $53.1 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition was accounted for using the purchase method. In addition, 267,602 shares of NetScout common stock have been reserved and will be released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continue employment by NetScout. NetScout recorded $4.0 million as deferred compensation related to these reserved shares, which will be amortized to stock-based compensation expense over the two-year period of employment. Accordingly, the results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout's statements of operations for the three and six months ended September 30, 2000. The preliminary purchase price allocation is as follows (in thousands):

Tangible net assets                                         $3,709
Intangible assets acquired:
         Goodwill                                           45,142
         Completed technology                                2,165
         Customer base                                       1,100
         Assembled workforce                                   700
         In-process research and  development                  268
                                                           -------
Total purchase price allocation                            $53,084
                                                           =======

      Tangible net assets acquired include cash, accounts receivable, fixed assets, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue and notes payable, in addition to net deferred tax asset related to net operating losses carried forward from NextPoint, partially offset by deferred tax liabilities created with the acquisition of intangible assets other than goodwill, and deferred compensation related to unvested options exchanged as part of the acquisition. Goodwill and other intangible assets are being amortized on a straight-line basis over estimated useful lives of two to five years (Note 4).

      A portion of the purchase price was allocated to acquired in-process research and development ("IPR&D") and completed technology. Completed technology and IPR&D were identified and valued through interviews and analysis of data provided by management regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology and will be amortized over three years. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and charged to expense on the day of the acquisition. The value of IPR&D was determined considering the project's stage of completion, the time and resources needed for completion, the contribution of core technology, and the projected discounted cash flows of completed products. The discount rate was determined considering weighted average cost of capital and the risk surrounding the successful completion of the projects under development.

      The summary table below, prepared on an unaudited pro forma basis, combines NetScout's results of operations with NextPoint's results of operations as if NextPoint had been acquired as of April 1, 1999 (in thousands, except per share data):

                                                       Six Months Ended
                                                         September 30,
                                                         -------------
                                                      2000          1999
                                                      ----          ----
      Revenue ................................      $54,990       $39,971
      Net income (loss) ......................         $358         $(392)
      Basic net income (loss)per share .......        $0.01        $(0.02)
      Diluted net income (loss) per share ....        $0.01        $(0.02)

      The proforma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

      Our effective tax rate before non-deductible costs related to the acquisition of NextPoint and stock-based compensation expense was 35.5% and 36% for the three months ended September 30, 2000 and 1999, respectively.

6. Contingencies

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

7. Geographic Information

      Revenue was distributed geographically as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                        September 30,       September 30
                                       2000      1999      2000      1999
                                       ----      ----      ----      ----

      North America ..............   $26,255   $17,876   $49,481   $33,318
      Other international ........     2,564     2,428     4,507     6,057
                                     -------------------------------------
                                     $28,819   $20,304   $53,988   $39,375
                                     =====================================

      The North America revenue figures include sales made by NetScout to domestic resellers. These domestic resellers may sell NetScout product to international locations. NetScout still reports these shipments as North America revenue since NetScout ships the product to a domestic location. Substantially all of NetScout's identifiable assets are located in the United States.

8. Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. NetScout, to date has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the company. NetScout will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2002.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 23, 2000.

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

      Overview

      NetScout is a market leader in designing and developing integrated, proactive infrastructure performance management, "IPM," products that improve the performance and cost-efficiency of complex, high-speed networks. We manufacture and market these products to enterprise and service provider customers worldwide.

      IPM is an architecture for measuring and reporting on the state of the infrastructure's ability to fulfill its business, performance and service-level objectives. IPM works by monitoring the key components of the infrastructure: the application environment, the computing environment, and the network environment.

      nGenius(TM) is our family of infrastructure performance management products. The nGenius(TM) system includes:

      1. Data collection devices consisting of probes and software agents that collect, aggregate and perform detailed analysis of performance information, and
      2. Analytical and presentation software, which generates real-time and historical views of the performance information in easy-to-use, graphical formats.

      NetScout was incorporated in 1984 and primarily provided consulting services until 1992 when we began to develop and market our first computer network performance management products. Our operations have been financed principally through cash provided by operations and we have been profitable for each of the last seven years. On July 7, 2000, NetScout completed its acquisition of NextPoint Networks, Inc. ("NextPoint"). The transaction was valued at approximately $53.1 million plus $4.0 million in deferred compensation.

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

      Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Income:

                             NetScout Systems, Inc.
                         Statement of Income Percentages

                                            Three Months Ended  Six Months Ended
                                               September 30,      September 30,
                                               -------------      -------------

                                              2000      1999     2000     1999
                                              ----      ----     ----     ----
Revenue:
  Product                                     72.1%     66.7%    71.4%    66.9%
  Service                                     15.4      15.3     15.6     14.1
  License and royalty                         12.5      18.0     13.0     19.0
                                             -----     -----    -----    -----
      Total revenue                          100.0     100.0    100.0    100.0
                                             -----     -----    -----    -----

Cost of revenue:
  Product                                     25.2      25.0     24.7     25.2
  Service                                      3.0       2.0      2.7      2.0
                                             -----     -----    -----    -----
      Total cost of revenue                   28.2      27.0     27.4     27.2
                                             -----     -----    -----    -----

Gross margin                                  71.8      73.0     72.6     72.8
                                             -----     -----    -----    -----

Operating expenses:
  Research and development                    13.2      11.8     11.8     11.7
  Sales and marketing                         35.4      32.7     35.0     32.1
  General and administrative                   8.1       5.6      7.3      5.3
  Stock-based compensation                     2.0       0.8      1.2      0.6
  Amortization of intangible assets            9.3       0.0      4.9      0.0
  In-process research and development          0.9       0.0      0.5      0.0
                                             -----     -----    -----    -----
      Total operating expenses                68.9      50.9     60.7     49.7
                                             -----     -----    -----    -----

Income from operations                         2.9      22.1     11.9     23.1
Interest income, net                           3.8       2.5      4.0      2.0
                                             -----     -----    -----    -----

Income before provision for income taxes       6.7      24.6     15.9     25.1
Provision for income taxes                     9.4       8.9      9.3      9.1
                                             -----     -----    -----    -----
Net income (loss)                             (2.7%)    15.7%     6.6%    16.0%
                                             =====     =====    =====    =====

Three Months Ended September 30, 2000 and 1999

Revenue

      Total revenues were $28.8 million and $20.3 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 42% from 1999 to 2000.

      Product. Product revenues were $20.8 million and $13.5 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 54% from 1999 to 2000. This increase was primarily due to a 27% increase in average selling price attributable to larger volumes of higher speed and multi-port probes.

      Service. Service revenues were $4.4 million and $3.1 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 43% from 1999 to 2000. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

      License and royalty. License and royalty revenues were $3.6 million and $3.7 million for the three months ended September 30, 2000 and 1999, respectively, representing a decrease of 2% from 1999 to 2000. License and royalty revenues were primarily sustained by the sales of our software and embedded software products by Cisco.

Cost of Revenue and Gross Margin

      Product. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $7.3 million and $5.1 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 43% from 1999 to 2000. This increase was primarily due to higher sales volumes from 1999 to 2000. Product gross margins were 65% and 62% for the three months ended September 30, 2000 and 1999, respectively.

      Service. Cost of service revenue consists primarily of personnel costs. Cost of service revenues were $857,000 and $397,000 for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 116% from 1999 to 2000. This increase was primarily due to the distribution of software updates and material and consulting costs to support our increased installed customer base. Service gross margins were 81% and 87% for the three months ended September 30, 2000 and 1999, respectively.

      Gross margins were $20.7 million and $14.8 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 40% from 1999 to 2000. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales. This increase was primarily due to a 61% increase in direct sales and a 27% increase in average selling price.

Operating Expenses

      Research and development. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $3.8 million and $2.4 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 60% from 1999 to 2000. This increase was primarily due to a 40% increase in personnel costs from 1999 to 2000.

      Sales and marketing. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $10.2 million and $6.6 million for the three month ended September 30, 2000 and 1999, respectively, representing an increase of 54% from 1999 to 2000. This increase was primarily due to a 43% increase in sales and marketing personnel costs from 1999 to 2000.

      General and administrative. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses were $2.3 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 105% from 1999 to 2000. This increase was primarily due to a 42% increase in personnel costs from 1999 to 2000 and an increase in expenses related to our continuing responsibilities as a public company.

      Stock-based compensation. Stock-based compensation consists of charges related to the granting of stock to employees and affiliates. Stock-based compensation expenses was $576,000 and $155,000 for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 272% from 1999 to 2000. This increase was primarily due to equity awards related to the acquisition of NextPoint.

      Amortization of intangible assets. Amortization of intangible assets was $2.7 million for the three months ended September 30, 2000 due to the acquisition of NextPoint.

      In-process research and development. In-process research and development was $268,000 for the three months ended September 30, 2000 due to the acquisition of NextPoint. Completed technology and in-process research and development were identified and valued through interviews and analysis of data provided by management regarding products under development.

      Interest income, net. Interest income, net of interest expense, was $1.1 million and $504,000 for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 120% from 1999 to 2000. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering and cash generated by operations slightly offset by cash used to acquire NextPoint.

      The provision for income taxes was $2.7 million and $1.8 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 50% from 1999 to 2000. NetScout's effective tax rate increased to 139% from 36% for the three months ended September 30, 2000 and 1999, respectively, as a result of non-deductible amortization of intangible assets, in-process research and development expenses, and stock based compensation related to the acquisition of NextPoint Networks, Inc., which occurred during the second quarter of fiscal 2001.

      Net income (loss). Net loss was $761,000 and net income was $3.2 million for the three months ended September 30, 2000 and 1999, respectively, representing a decrease of 124% from 1999 to 2000. This decrease was the result of amortization of intangible assets, in-process research and development and stock-based compensation expense related to the acquisition of NextPoint. When excluding non-cash amortization of intangible assets, in-process research and development and stock based compensation and using a 35.5% effective tax rate before factoring in non-deductible costs related to the acquisition of NextPoint and stock based compensation expense, net income was $3.5 million and $3.3 million for the three months ended September 30, 2000 and 1999, respectively, representing a 5% increase from 1999 to 2000. This increase was primarily due to revenue growth offset by additional operating expenses resulting from the acquisition of NextPoint.

Six Months Ended September 30, 2000 and 1999

Revenue

      Total revenues were $54.0 million and $39.4 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 37% from 1999 to 2000.

      Product. Product revenues were $38.6 million and $26.4 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 46% from 1999 to 2000. This increase was primarily due to a 32% increase in average selling price attributable to larger volumes of higher speed and multi-port probes.

      Service. Service revenues were $8.4 million and $5.6 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 51% from 1999 to 2000. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

      License and royalty. License and royalty revenues were $7.0 million and $7.5 million for the six months ended September 30, 2000 and 1999, respectively, representing a decrease of 6% from 1999 to 2000. For the six months ended September 30, 1999, we received a large royalty from a small partner. Thereafter, due to changing product lines at the small partner, royalty from them decreased substantially. Beyond this, license and royalty was primarily sustained by the sales of our software and embedded software products by Cisco.

Cost of Revenue and Gross Margin

      Product. Cost of product revenue was $13.4 million and $9.9 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 35% from 1999 to 2000. This increase was primarily due to higher sales volumes from 1999 to 2000. Product gross margins were 65% and 62% for the six months ended September 30, 2000 and 1999, respectively.

      Service. Cost of service revenues were $1.5 million and $801,000 for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 81% from 1999 to 2000. This increase was primarily due to the distribution of software updates, material and consulting costs to support our increased installed customer base. Service gross margins were 83% and 86% for the six months ended September 30, 2000 and 1999, respectively.

      Gross margins were $39.2 million and $28.7 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 37% from 1999 to 2000. This increase was primarily due to a 70% increase in direct sales and a 32% increase in average selling price.

Operating Expenses

      Research and development. Research and development expenses were $6.4 million and $4.7 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 39% from 1999 to 2000. This increase was primarily due to a 30% increase in personnel costs from 1999 to 2000.

      Sales and marketing. Sales and marketing expenses were $18.9 million and $12.6 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 49% from 1999 to 2000. This increase was primarily due to a 47% increase in sales and marketing personnel costs from 1999 to 2000.

      General and administrative. General and administrative expenses were $3.9 million and $2.1 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 90% from 1999 to 2000. This increase was primarily due to a 44% increase in personnel costs from 1999 to 2000 and an increase in expenses related to our continuing responsibilities as a public company.

      Stock-based compensation. Stock-based compensation expense was $649,000 and $246,000 for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 164% from 1999 to 2000. This increase was primarily due to equity awards related to the acquisition of NextPoint.

      Amortization of intangible assets. Amortization of intangible assets was $2.7 million for the six months ended September 30, 2000 due to the acquisition of NextPoint.

      In-process research and development. In-process research and development was $268,000 for the six months ended September 30, 2000 due to the acquisition of NextPoint. Completed technology and in-process research and development were identified and valued through interviews and analysis of data provided by management regarding products under development.

      Interest income, net. Interest income, net of interest expense, was $2.1 million and $776,000, for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 176% from 1999 to 2000. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering and generated by continued operations slightly offset by cash used to acquire NextPoint.

      The provision for income taxes was $5.0 million and $3.6 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of 41% from 1999 to 2000. NetScout's effective tax rate increased to 59% from 36% for the six months ended September 30, 2000 and 1999, respectively, as a result of non-deductible amortization of intangible assets, in-process research and development expenses, and stock based compensation related to the acquisition of NextPoint Networks, Inc., which occurred during the second quarter of fiscal 2001.

      Net income. Net income was $3.5 million and $6.3 million for the six months ended September 30, 2000 and 1999, respectively, representing a decrease of 44% from 1999 to 2000. This decrease was the result of amortization of intangible assets, in-process research and development and stock-based compensation expense related to the acquisition of NextPoint. When excluding non-cash amortization of intangible assets, in-process research and development and stock based compensation expense and using a 35.5% effective tax rate before factoring in non-deductible costs related to the acquisition of NextPoint and stock-based compensation expense, net income was $7.8 million and $6.5 million for the six months ended September 30, 2000 and 1999, respectively, representing a 20% increase from 1999 to 2000. This increase was primarily due to revenue growth offset by additional operating expenses resulting from the acquisition of NextPoint.

Liquidity and Capital Resources

      As of September 30, 2000, we had $37.2 million in cash and cash equivalents and $17.8 million in marketable securities. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter discounts and commissions and other offering expenses. We have a line of credit with a bank, which allows us to borrow up to $5.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2001. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. At September 30, 2000, we had letters of credit outstanding under the line aggregating $561,000. The bank line of credit is secured by our inventory and accounts receivable.

      Cash, cash equivalents and marketable securities were $55.0 million at September 30, 2000. Cash provided by operating activities was $9.5 million and $4.3 for the six months ended September 30, 2000 and 1999, respectively. Cash provided by operating activities was primarily derived from net income and to a lesser degree, increases in deferred revenue, depreciation and amortization, and refundable income taxes payable for the six months ended September 30, 2000 and 1999 and also increases in amortization of intangible assets for the six months ended September 30, 2000. This was partially offset by increases in accounts receivable, accrued expenses and inventory for the six months ended September 30, 2000 and by increases in accounts receivable and prepaids and other current assets for the six months ended September 30, 1999. These changes were due to the growth of our business and the purchase of NextPoint Networks.

      Cash used by investing activities was $21.3 million and $17.1 million for the six months ended September 30, 2000 and 1999, respectively, which reflects the purchase of marketable securities, partially offset by proceeds from the maturity of marketable securities or the six months ended September 30, 2000 and 1999 and also the cash paid for the acquisition of NextPoint for the six months ended September 30, 2000.

      Cash provided by financing activities was $436,000 and $31.9 million for the six months ended September 30, 2000 and 1999, respectively, which was primarily due to proceeds from the issuance of common stock for the six months ended September 30, 2000 and 1999 and was offset by repayment of notes payable for the six months ended September 30, 2000.

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

Recently Issued Accounting Pronouncements

      In June 1998, the Financial/Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. NetScout, to date has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the company. NetScout will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2002.

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

A reduction in orders from Cisco Systems, Inc. would materially adversely affect our business. Our operating results and financial condition for a particular fiscal period would be materially adversely affected if there is a substantial reduction in orders from Cisco Systems, Inc. or if we are unable to complete one or more Cisco orders planned for that period. We derive a significant portion of our revenue from Cisco, which distributes some of our products under its private label and incorporates some of our software in its products. Cisco accounted for 56% of our total revenue for the six months ended September 30, 2000 and 47% of our total revenue for the six months ended September 30, 1999. Our future performance is significantly dependent upon Cisco's continued promotion of our products. Cisco has no obligation to purchase any products from us. Further, we do not control Cisco's distribution of our products, whether incorporated into Cisco's products or sold under private label. Finally, Cisco may decide to internally develop products that compete with our solution or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our relationship with Cisco were terminated or adversely affected for any reason, our business, operating results and financial condition would be materially adversely affected.

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

Our reliance on sole source suppliers could adversely affect our business. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards, which are produced for us solely by SBS Technologies, Inc., SysKonnect, Inc. and Adaptec, Inc. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would affect our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and materially adversely affect our business, operating results and financial condition.

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

Our success depends on our ability to expand and manage indirect distribution channels. To increase our sales, we must further expand and manage our indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Sales to our indirect distribution channels accounted for 18% and 32% of our total revenue for the six months ended September 30, 2000 and 1999, respectively. Sales to Cisco accounted for 56% and 47% of our total revenue for the six months ended September 30, 2000 and 1999. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to expand and manage our relationships with our partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

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

Failure to properly manage growth could adversely affect our business. We have been experiencing a period of rapid growth over the past several years. We plan to continue to expand our business by hiring additional personnel. The growth in size and complexity of our business and our customer base has been and will continue to be a significant challenge to our management and operations. To manage further growth effectively we must enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, and our ability to retain key personnel, our business, operating results and financial condition could be materially adversely affected.

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

Our success depends on our ability to expand and manage our international operations. Sales outside North America accounted for a significant percentage of our total revenue for the three and six months ended September 30, 2000 and 1999, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to expand international indirect distribution channels, hire additional sales personnel, adapt products for local markets, or manage geographically dispersed operations. The major countries outside of North America, in which we do, or intend to do, businesses are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including failure of local laws to provide the same degree of protection against infringement of our intellectual property, protectionist laws and business practices that favor local competitors, dependence on local indirect channel partners, multiple conflicting and changing governmental laws and regulations, longer sales cycles, greater difficulty in collecting accounts receivable, foreign currency exchange rate fluctuations and political and economic instability.

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

      Approximately $22.6 million of the proceeds from our initial public offering were used in the acquisition of NextPoint. The balance of proceeds have been invested primarily in U.S. Treasury obligations and other interest bearing investment grade securities.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of stockholders held September 28, 2000 (the "2000 Annual Meeting"), the Company's stockholders took the following actions:

      (1) The Company's stockholders elected Kenneth T. Schiciano, a Class I director, to serve for a three-year term expiring at the Company's annual meeting of stockholders in 2003 or until his successor has been duly elected and qualified or until his early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2000 Annual Meeting. With respect to such matter, the votes were cast as follows: 25,685,213 shares voted for the election of Mr. Schiciano; and 23,215 shares were withheld from the election of Mr. Schiciano. The other directors of the Company whose term of office continued after the annual meeting were: Anil
            K. Singhal, Narendra Popat, Richard J. Egan, and Joseph G. Hadzima, Jr..

      (2) The Company's stockholders approved and adopted the proposal to approve the transaction of any other business properly brought for vote at the 2000 Annual Meeting. With respect to such matter, the votes were cast as follows: 23,827,498 shares voted for the proposal, 1,834,241 shares voted against the proposal and 46,689 shares abstained from voting on the proposal. No other business was transacted at the 2000 Annual Meeting.

Item 5. Other Information

      On October 27, 2000, Richard J. Egan resigned from NetScout's Board of Directors to pursue other interests. On October 28, 2000, John R. Egan, the son of Richard J. Egan, joined NetScout's Board of Directors as a Class II director, whose term expires a the annual meeting of stockholders held in 2001.

      On November 13, 2000, Vincent Mullarky joined the NetScout's Board of Directors as a Class I director, whose term expires a the annual meeting of stockholders held in 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following exhibits are filed or incorporated by reference as part of this Report.

      11. Statement re Computation of Per Share Earnings

      27. Financial Data Schedule

(b) Reports on Form 8-K.--A report on Form 8-K was filed with the Securities and Exchange Commission with respect to:

      July 7, 2000 (as amended). Item 2--Acquisition or Disposition of Assets--to disclose the acquisition of NextPoint Networks, Inc. ("NextPoint") and Item 7--Financial Statements, Pro Forma Financial Information and Exhibits--to disclose certain financial information relating to the acquisition of NextPoint.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NETSCOUT SYSTEMS, INC.


Date: November 14, 2000              /s/ Anil K. Singhal
                                     -------------------------------------------
                                     Name: Anil K. Singhal
                                     Title: Chief Executive Officer and Chairman
                                     of the Board(Principal Executive Officer)


Date: November 14, 2000              /s/ David P. Sommers
                                     -------------------------------------------
                                     Name: David P. Sommers
                                     Title: Vice President and Chief Financial
                                     Officer (Principal Financial Officer)