Form 10-Q/A
period 2000-09-30
NETSCOUT SYSTEMS INC
filed 2000-11-29
CIK 1078075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

      This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (the "Report") is being filed to make certain typographical corrections and other technical changes to the information listed in Item 1 of the Report. The information appearing in Item 1 below amends and restates the information appearing in
Item 1 of the Report.

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

                             NetScout Systems, Inc.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                     September 30,         September 30,
                                                     -------------         -------------
                                                   2000        1999       2000       1999
                                                   ----        ----       ----       ----
Revenue:
     Product ................................    $20,790     $13,541    $38,551    $26,355
     Service ................................      4,427       3,099      8,404      5,564
     License and royalty ....................      3,602       3,664      7,033      7,456
                                                 -----------------------------------------
             Total revenue ..................     28,819      20,304     53,988     39,375
                                                 -----------------------------------------
Cost of revenue:
     Product (excluding stock-based
      compensation of $0, $1, $1 and $1,
      respectively, which is disclosed
      separately below)......................      7,262       5,086     13,356      9,900
     Service (excluding stock-based
      compensation of $1, $10, $1 and $19,
      respectively, which is disclosed
      separately below)......................        857         397      1,451        801
                                                 -----------------------------------------
             Total cost of revenue ..........      8,119       5,483     14,807     10,701
                                                 -----------------------------------------
Gross margin ................................     20,700      14,821     39,181     28,674
                                                 -----------------------------------------

Operating expenses:
     Research and development (excluding
      stock-based compensation of $521,
      $73, $531 and $95, respectively, which
      is disclosed separately below).........      3,818       2,386      6,380      4,604
     Sales and marketing (excluding
      stock-based compensation of $52,
      $67, $112 and $123, respectively, which
      is disclosed separately below).........     10,197       6,644     18,864     12,629
     General and administrative (excluding
      stock-based compensation of $2,
      $4, $4 and $8, respectively, which
      is disclosed separately below).........      2,347       1,146      3,939      2,079
     Stock-based compensation ...............        576         155        649        246
     Amortization of intangible assets ......      2,666          --      2,666         --
     In-process research and development ....        268          --        268         --
                                                 -----------------------------------------
             Total operating expenses .......     19,872      10,331     32,766     19,558
                                                 -----------------------------------------
Income from operations ......................        828       4,490      6,415      9,116
Interest income, net ........................      1,108         504      2,142        776
                                                 -----------------------------------------
Income before provision for income taxes ....      1,936       4,994      8,557      9,892
Provision for income taxes ..................      2,697       1,800      5,014      3,564
                                                 -----------------------------------------
Net income (loss) ...........................      ($761)     $3,194     $3,543     $6,328
                                                 =========================================

Basic net income (loss) per share ...........     ($0.03)      $0.16      $0.13      $0.36
Diluted net income (loss) per share .........     ($0.03)      $0.12      $0.12      $0.25
Shares used in computing :
     Basic net income (loss) per share ......     28,585      20,556     27,561     17,461
     Diluted net income (loss) per share ....     28,585      26,575     28,955     25,749

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NetScout Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                            September 30,
                                                                          2000        1999
                                                                          ----        ----
Cash flows from operating activities:
    Net income .....................................................     $3,543      $6,328
    Adjustments to reconcile net income to net cash provided by operating activities net of effects of acquisition of
    NextPoint:
       Depreciation and amortization ...............................      1,753       1,254
       Amortization of intangible assets ...........................      2,666          --
       In-process research and development .........................        268          --
       Loss on disposal of fixed assets ............................         55          43
       Compensation expense associated with equity awards ..........        649         246
       Deferred income taxes .......................................        431          --

       Changes in assets and liabilities:
            Accounts receivable ....................................     (1,635)     (2,879)
            Inventories ............................................       (503)        386
            Refundable income taxes ................................      1,625         148
            Prepaids and other current assets ......................        (33)     (1,879)
            Accounts payable .......................................        199        (417)
            Accrued expenses .......................................     (1,098)        245
            Customer deposits ......................................        (54)         --
            Deferred revenue .......................................      1,676         817
                                                                        -------------------
            Net cash provided by operating activities ..............      9,542       4,292
                                                                        -------------------

Cash flows from investing activities:
  Purchase of marketable securities ................................    (18,577)    (14,622)
  Proceeds from maturity of marketable securities ..................     22,599          --
  Purchase of fixed assets .........................................     (2,397)     (2,494)
  Cash paid for acquisition of NextPoint, net of cash received .....    (22,914)         --
                                                                        -------------------
           Net cash used in investing activities ...................    (21,289)    (17,116)
                                                                        -------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................      1,655      29,901
  Purchase of treasury stock .......................................         --       2,000
  Repayment of notes payable .......................................     (1,219)         --
                                                                        -------------------
           Net cash provided by financing activities................        436      31,901
                                                                        -------------------
  Net increase (decrease) in cash and cash equivalents .............    (11,311)     19,077
  Cash and cash equivalents, beginning of year .....................     48,515      25,477
                                                                        -------------------
  Cash and cash equivalents, end of period .........................    $37,204     $44,554
                                                                        ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest ...........................................        $35          $3
  Cash paid for income taxes .......................................      2,400       3,429


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
                                             =============================

4. Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following (in thousands):

                                                   September 30,     Estimated
                                                       2000            Lives
                                                       ----            -----
      Goodwill .................................      $45,142            5
      Customer base ............................        1,100            3
      Assembled workforce.......................          700            2
      Completed Technology .....................        2,166            3
                                                      -------
                                                       49,108
      Less accumulated amortization ............        2,666
                                                      -------
      Total ....................................      $46,442
                                                      =======

      Goodwill and other intangible assets will be amortized as follows (in thousands):

      Six months ending March 31, 2001 ...................          $5,185
        2002 .............................................          10,467
        2003 .............................................          10,204
        2004 .............................................           9,301
        2005 .............................................           9,028
        2006 .............................................           2,257
                                                                   -------
        Total ............................................         $46,442
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

Tangible net assets                                         $3,709
Intangible assets acquired:
         Goodwill                                           45,142
         Completed technology                                2,166
         Customer base                                       1,100
         Assembled workforce                                   700
         In-process research and  development                  268
                                                           -------
Total purchase price allocation                            $53,085
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

                                     NETSCOUT SYSTEMS, INC.


Date: November 29, 2000              /s/ Anil K. Singhal
                                     -------------------------------------------
                                     Name: Anil K. Singhal
                                     Title: Chief Executive Officer and Chairman
                                     of the Board(Principal Executive Officer)


Date: November 29, 2000              /s/ David P. Sommers
                                     -------------------------------------------
                                     Name: David P. Sommers
                                     Title: Vice President and Chief Financial
                                     Officer (Principal Financial Officer)