Form 10-Q
period 2000-12-31
NETSCOUT SYSTEMS INC
filed 2001-02-14
CIK 1078075

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's common stock as of February 9, 2001 was 29,453,602.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETSCOUT SYSTEMS, INC.
                                    FORM 10Q
                    FOR THE QUARTER ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.........................................................    3

  a. Consolidated Balance Sheets:
      As of December 31, 2000 and March 31, 2000

  b. Condensed Consolidated Statements of Income:
      For the three and nine months ended December 31, 2000 and December 31, 1999

  c. Consolidated Statements of Cash Flows:
      For the nine months ended December 31, 2000 and December 31, 1999

  d. Notes to the Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations.........................................................................   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................   23

PART II: OTHER INFORMATION

Item 1. Legal Proceedings............................................................   24

Item 2. Changes in Securities and Use of Proceeds....................................   24

Item 6. Exhibits and Reports on Form 8-K.............................................   24

SIGNATURES...........................................................................   25

EXHIBIT INDEX

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2000         2000
                                                              ------------   ---------
                                  ASSETS
Current assets:
Cash and cash equivalents...................................      $62,173     $48,515
Marketable securities.......................................           --      21,807
Accounts receivable, net of allowance for doubtful accounts        17,455
  and returns of $935 and $754 at December 31, 2000 and
  March 31, 2000, respectively..............................                   10,390
Inventories.................................................        4,824       3,131
Refundable income taxes.....................................          123       1,899
Deferred income taxes.......................................        1,304       1,022
Prepaids and other current assets...........................        2,644       3,728
                                                               ----------     -------
    Total current assets....................................       88,523      90,492
Fixed assets, net...........................................        7,039       5,657
Goodwill and other intangible assets, net...................       44,074          --
Deferred income taxes.......................................        4,651         599
                                                               ----------     -------
    Total assets............................................     $144,287     $96,748
                                                               ==========     =======
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................       $4,326     $ 2,789
Accrued compensation........................................        5,267       3,673
Accrued other...............................................        2,120       2,448
Customer deposits...........................................           --          78
Deferred revenue............................................       10,559       6,638
                                                               ----------     -------
    Total current liabilities...............................       22,272      15,626
                                                               ----------     -------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value:                                     --
  5,000,000 shares authorized, no shares issued or
  outstanding at
  December 31, 2000 and March 31, 2000......................                       --
Common stock, $0.001 par value:
  150,000,000 shares authorized, 33,399,337 shares issued              33
  and 29,422,083 shares outstanding at December 31, 2000;
  30,697,697 shares issued and 26,720,443 shares outstanding
  March 31, 2000............................................                       31
Additional paid-in capital..................................      105,478      67,366
Deferred compensation.......................................      (4,070)        (636)
Treasury stock..............................................     (25,306)     (25,306)
Retained earnings...........................................       45,880      39,667
                                                               ----------     -------
    Total stockholders' equity..............................      122,015      81,122
                                                               ----------     -------
    Total liabilities and stockholders' equity..............     $144,287     $96,748
                                                               ==========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             DECEMBER 31,          DECEMBER 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Revenue:
Product.................................................  $24,064    $14,584    $62,615    $40,939
Service.................................................    4,994      3,348     13,398      8,912
License and royalty.....................................    3,415      4,910     10,448     12,366
                                                          -------    -------    -------    -------
    Total revenue.......................................   32,473     22,842     86,461     62,217
                                                          -------    -------    -------    -------
Cost of revenue:
  Product (including stock-based compensation of $0, $1,
    $1 and $2, respectively)............................    7,647      5,389     21,004     15,290
  Service (including stock-based compensation of $6,
    $10,
    $7 and $29, respectively)...........................      964        422      2,416      1,242
                                                          -------    -------    -------    -------
    Total cost of revenue...............................    8,611      5,811     23,420     16,532
                                                          -------    -------    -------    -------
Gross margin............................................   23,862     17,031     63,041     45,685
                                                          -------    -------    -------    -------
Operating expenses:
  Research and development (including stock-based
    compensation of $513, $12, $1,044 and $107,
    respectively).......................................    4,125      2,322     11,036      7,022
  Sales and marketing (including stock-based
    compensation of $67, $66, $180 and $189,
    respectively).......................................   10,798      7,370     29,775     20,121
  General and administrative (including stock-based
    compensation of $5, $4, $8 and $11, respectively)...    2,558      1,334      6,500      3,421
  Amortization of goodwill and other intangible
    assets..............................................    2,617         --      5,283         --
  In-process research and development...................       --         --        268         --
                                                          -------    -------    -------    -------
Total operating expenses................................   20,098     11,026     52,862     30,564
                                                          -------    -------    -------    -------
Income from operations..................................    3,764      6,005     10,179     15,121
Interest income, net....................................      930        833      3,072      1,609
                                                          -------    -------    -------    -------
Income before provision for income taxes................    4,694      6,838     13,251     16,730
Provision for income taxes..............................    2,024      2,467      7,038      6,031
                                                          -------    -------    -------    -------
Net income..............................................  $ 2,670    $ 4,371    $ 6,213    $10,699
                                                          =======    =======    =======    =======
Basic net income per share..............................  $  0.09    $  0.17    $  0.22    $  0.53
Diluted net income per share............................  $  0.09    $  0.16    $  0.21    $  0.40
Shares used in computing:
  Basic net income per share............................   29,107     25,796     28,196     20,249
  Diluted net income per share..........................   30,594     28,154     29,621     26,562

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  6,213   $10,699
  Adjustments to reconcile net income to net cash provided
    by operating activities, net of effects of acquisition
    of NextPoint:
    Depreciation and amortization...........................     2,849     2,006
    Amortization of goodwill and other intangible assets....     5,283        --
    In-process research and development.....................       268        --
    Loss on disposal of fixed assets........................        84        49
    Compensation expense associated with equity awards......     1,240       339
    Deferred income taxes...................................       292        --
  Changes in assets and liabilities:
    Accounts receivable.....................................    (5,852)   (2,050)
    Inventories.............................................    (1,693)   (1,287)
    Refundable income taxes.................................     1,776       (87)
    Prepaids and other current assets.......................     1,201    (2,509)
    Accounts payable........................................     1,108    (1,143)
    Accrued expenses........................................     1,189     1,525
    Customer deposits.......................................       (78)       --
    Deferred revenue........................................     3,627     2,078
                                                              --------   -------
    Net cash provided by operating activities...............    17,507     9,620
                                                              --------   -------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (18,577)  (14,747)
  Proceeds from maturity of marketable securities...........    40,384     2,000
  Proceeds from notes receivable............................        --     2,000
  Purchase of fixed assets..................................    (3,674)   (3,155)
  Cash paid for acquisition of NextPoint, net of cash
    received................................................   (23,164)       --
                                                              --------   -------
      Net cash used in investing activities.................    (5,031)  (13,902)
                                                              --------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................     2,401    30,082
  Repayment of notes payable................................    (1,219)       --
                                                              --------   -------
      Net cash provided by financing activities.............     1,182    30,082
                                                              --------   -------
  Net increase in cash and cash equivalents.................    13,658    25,800
  Cash and cash equivalents, beginning of year..............    48,515    25,477
                                                              --------   -------
  Cash and cash equivalents, end of period..................  $ 62,173   $51,277
                                                              ========   =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     22   $     5
  Cash paid for income taxes................................     3,573     6,131

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements as of December 31, 2000 and for the three and nine months ended December 31, 2000 and 1999 are unaudited. In the opinion of NetScout's management, the December 31, 2000 and 1999 unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results of operations for the year ended March 31, 2001.

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

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS
No. 115, NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. At December 31, 2000 and March 31, 2000, any unrealized gains or losses were not significant.

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                        DECEMBER 31,   MARCH 31,
                                                            2000         2000
                                                        ------------   ---------
Raw materials.........................................     $3,024       $2,371
Work-in-process.......................................      1,387          476
Finished goods........................................        413          284
                                                           ------       ------
                                                           $4,824       $3,131
                                                           ======       ======

                             NETSCOUT SYSTEMS, INC.

                                  (UNAUDITED)

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consist of the following (in thousands):

                                                        DECEMBER 31,   ESTIMATED
                                                            2000         LIVES
                                                        ------------   ---------
Goodwill..............................................     $45,391         5
Completed technology..................................       2,166         3
Customer base.........................................       1,100         3
Assembled workforce...................................         700         2
                                                           -------
                                                            49,357
Less accumulated amortization.........................       5,283
                                                           -------
Total.................................................     $44,074
                                                           =======

    Goodwill and other intangible assets will be amortized as follows (in thousands):

Three months ending March 31, 2001..........................  $ 2,605
2002                                                           10,517
2003                                                           10,254
2004                                                            9,351
2005                                                            9,078
2006                                                            2,269
                                                              -------
Total.......................................................  $44,074
                                                              =======

5.  ACQUISITION

    In July 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint Networks, Inc. ("NextPoint") in exchange for 1,831,518 shares of NetScout common stock and $19.6 million in cash. NetScout also issued options and warrants exercisable for 298,647 shares of NetScout common stock in exchange for all outstanding options and warrants exercisable for NextPoint common stock. In December 2000, the warrants were exercised in full. The value of the acquisition was $53.3 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition was accounted for using the purchase method. In addition, 267,602 shares of NetScout common stock have been reserved and are being released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continue employment by NetScout. NetScout recorded $4.0 million as deferred compensation related to the reserved shares, which will be amortized to stock-based compensation expense over the two-year period of employment. Accordingly, the results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout's

                             NETSCOUT SYSTEMS, INC.

                                  (UNAUDITED)

statements of operations for the three and nine months ended December 31, 2000. The purchase price allocation, determined in part by an independent valuation, was as follows (in thousands):

Tangible net assets.........................................  $ 3,709
Intangible assets acquired:
  Goodwill..................................................   45,391
  Completed technology......................................    2,166
  Customer base.............................................    1,100
  Assembled workforce.......................................      700
  In-process research and development.......................      268
                                                              -------
Total purchase price allocation.............................  $53,334
                                                              =======

    Tangible net assets acquired include cash, accounts receivable, fixed assets, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue and notes payable, in addition to net deferred tax assets related to net operating losses carried forward from NextPoint, partially offset by deferred tax liabilities created with the acquisition of intangible assets other than goodwill, and deferred compensation related to unvested options exchanged as part of the acquisition. Goodwill and other intangibles are being amortized on a straight-line basis over estimated useful lives of two to five years (Note 4).

    A portion of the purchase price was allocated to acquired in-process research and development ("IPR&D") and completed technology. Completed technology and IPR&D were identified and valued by an independent appraisal and through interviews and analysis of data provided by management regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology and will be amortized over three years. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and charged to expense on the day of the acquisition. The value of IPR&D was determined considering the project's stage of completion, the time and resources needed for completion, the contribution of core technology, and the projected discounted cash flows of completed products. The discount rate was determined considering weighted average cost of capital and the risk surrounding the successful completion of the projects under development.

    The summary table below, prepared on an unaudited pro forma basis, combines NetScout's results of operations with NextPoint's results of operations as if NextPoint had been acquired as of April 1, 2000 and April 1, 1999 for the nine months ended December 31, 2000 and 1999, respectively (in thousands, except per share data):

                                                             NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Revenue...................................................  $87,485    $63,568
Net income (loss).........................................  $ 1,273    ($  113)
Basic net income (loss)...................................  $  0.04    ($ 0.01)
Diluted net income (loss) per share.......................  $  0.04    ($ 0.01)

                             NETSCOUT SYSTEMS, INC.

                                  (UNAUDITED)

    The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

    Our effective tax rate before non-deductible costs related to the acquisition of NextPoint and stock-based compensation expense was 35% and 36% for the three months ended December 31, 2000 and 1999, respectively.

    Prior to the acquisition of NextPoint, a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint has denied that a breach occurred. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit in order to limit any exposure to NetScout. NetScout plans to vigorously defend this matter. However, since the matter is at a preliminary stage, NetScout is unable to predict the outcome or amount of related expense, or loss, if any.

6.  CONTINGENCIES

    On November 5, 1999, a former employee of NetScout filed an action against the Company and an employee stockholder of NetScout in the Massachusetts Superior Court Department of the Trial Court, Middlesex County, alleging claims of discrimination on the basis of sexual harassment. On December 30, 1999, NetScout filed a Notice of Removal to the United States District Court for the District of Massachusetts, thereby removing the action to that Court. NetScout filed an Answer denying these allegations. On December 21, 2000, this matter was settled.

    In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on NetScout's financial position or results of operations.

7.  COMPUTATION OF NET INCOME PER SHARE EARNINGS

    Below is a summary of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                 DECEMBER 31,          DECEMBER 31,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Weighted average number of shares
  outstanding...............................   29,106     25,796     28,196     20,249
Shares attributable to Class B convertible
  common stock..............................       --         --         --      3,374
Shares attributable to Series A preferred
  stock.....................................       --         --         --        611
Shares attributable to unvested common
  stock.....................................      206         --        147         --
Stock options...............................    1,282      2,358      1,278      2,328
                                               ------     ------     ------     ------
Shares used in computing diluted net income
  per share.................................   30,594     28,154     29,621     26,562
                                               ======     ======     ======     ======

                             NETSCOUT SYSTEMS, INC.

                                  (UNAUDITED)

    The following table sets forth common stock excluded from the calculation of diluted net income per share since the inclusion would be antidilutive (in thousands):

                                                        THREE MONTHS           NINE MONTHS
                                                            ENDED                 ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
Stock options......................................   1,060          --     1,242        20

8.  GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows (in thousands):

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
North America...........................  $27,895    $20,881    $77,376    $54,198
Other international.....................    4,578      1,961      9,085      8,019
                                          -------    -------    -------    -------
                                          $32,473    $22,842    $86,461    $62,217
                                          =======    =======    =======    =======

    The North America revenue figures include sales made by NetScout to domestic resellers. These domestic resellers may sell NetScout product to international locations. NetScout still reports these shipments as North America revenue since NetScout ships the product to a domestic location. Substantially all of NetScout's identifiable assets are located in the United States.

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement
No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. NetScout, to date has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the company. NetScout will adopt SFAS
No. 133 as required by SFAS No. 137 in fiscal year 2002.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements", as amended by SAB No.101A and 101B. SAB No.101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance of SAB No. 101 will be required in the Company's fourth quarter of fiscal 2001. The Company does not believe that the adoption of SAB No. 101 will have a material impact on its financial position and results of operations.

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

    OVERVIEW

    NetScout is a market leader in designing and developing integrated, proactive network and application infrastructure performance management (IPM) products that improve the performance and cost-efficiency of complex, high-speed networks. We manufacture and market these products to enterprise and service provider customers worldwide.

    IPM is an architecture for measuring and reporting on the state of the infrastructure's ability to fulfill its business, performance and service-level objectives. IPM products work by monitoring the key components of the infrastructure: the application environment, the computing environment, and the network environment.

    The NGenius-TM- Performance Management System is NetScout's next-generation architecture of infrastructure performance management products. The NGenius-TM-system includes:

1. Data collection devices consisting of probes and software agents that collect, aggregate and perform detailed analysis of network activity, and

2. Analytical and presentation software, which generates real-time and historical views of the performance information in easy-to-use, graphical formats.

    NetScout was incorporated in 1984 as a consulting services company. In 1992 the Company began to develop and market its first infrastructure performance management products. Our operations have been financed principally through cash provided by operations and we have been profitable for each of the last seven years. On July 7, 2000, NetScout completed its acquisition of NextPoint Networks, Inc. ("NextPoint"). The transaction was valued at approximately
$53.3 million.

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

    For multi-element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total fee under the arrangement to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally hardware products and licensing software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately.

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

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Income:

                             NETSCOUT SYSTEMS, INC.
                        STATEMENTS OF INCOME PERCENTAGES

                                                                  THREE MONTHS                   NINE MONTHS
                                                                      ENDED                         ENDED
                                                                  DECEMBER 31,                  DECEMBER 31,
                                                             -----------------------       -----------------------
                                                               2000           1999           2000           1999
                                                             --------       --------       --------       --------
Revenue:
  Product.............................................         74.1%          63.8%          72.4%          65.8%
  Service.............................................         15.4           14.7           15.5           14.3
  License and royalty.................................         10.5           21.5           12.1           19.9
                                                              -----          -----          -----          -----
    Total revenue.....................................        100.0          100.0          100.0          100.0
                                                              -----          -----          -----          -----
Cost of revenue:
  Product.............................................         23.5           23.6           24.3           24.6
  Service.............................................          3.0            1.8            2.8            2.0
                                                              -----          -----          -----          -----
    Total cost of revenue.............................         26.5           25.4           27.1           26.6
                                                              -----          -----          -----          -----
Gross margin..........................................         73.5           74.6           72.9           73.4
                                                              -----          -----          -----          -----
Operating expenses:
  Research and development............................         12.7           10.2           12.8           11.3
  Sales and marketing.................................         33.2           32.3           34.4           32.3
  General and administrative..........................          7.9            5.8            7.5            5.5
  Amortization of intangible assets...................          8.1            0.0            6.1            0.0
  In-process research and development.................          0.0            0.0            0.3            0.0
                                                              -----          -----          -----          -----
    Total operating expenses..........................         61.9           48.3           61.1           49.1
                                                              -----          -----          -----          -----
Income from operations................................         11.6           26.3           11.8           24.3
Interest income, net..................................          2.8            3.6            3.5            2.6
                                                              -----          -----          -----          -----
Income before provision for income taxes..............         14.4           29.9           15.3           26.9
Provision for income taxes............................          6.2           10.8            8.1            9.7
                                                              -----          -----          -----          -----
Net income............................................          8.2%          19.1%           7.2%          17.2%
                                                              =====          =====          =====          =====

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

    Total revenues were $32.5 million and $22.8 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of 42% from 1999 to 2000.

    PRODUCT. Product revenues were $24.1 million and $14.6 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of 65% from 1999 to 2000. This increase was primarily due to a 13% increase in average selling price attributable to larger volumes of higher speed and multi-port probes and a 48% increase in unit sales.

    SERVICE. Service revenues were $5.0 million and $3.3 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of 49% from 1999 to 2000. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers.

    LICENSE AND ROYALTY. License and royalty revenues were $3.4 million and $4.9 million for the three months ended December 31, 2000 and 1999, respectively, representing a decrease of 30% from 1999 to 2000. The results for the three months ended December 31, 1999 include $818,000 of royalties related to the three months ended September 30, 1999 that one of our partners did not report to us until the three months ended December 31, 1999. The additional decrease was due to a transition in a specific product line by one of our partners.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $7.6 million and $5.4 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of 42% from 1999 to 2000. This increase was primarily due to higher sales volumes from 1999 to 2000. Product gross margins were 68% and 63% for the three months ended December 31, 2000 and 1999, respectively. This increase was primarily due to an increase in software sales which have higher margins.

    SERVICE. Cost of service revenue consists primarily of personnel costs. Cost of service revenues were $964,000 and $422,000 for the three months ended December 31, 2000 and 1999, respectively, representing an increase of 128% from 1999 to 2000. Service gross margins were 81% and 87% for the three months ended December 31, 2000 and 1999, respectively. This increase in cost and decrease in margin was primarily due to an increase in material and consulting costs to support our increased installed customer base.

    Gross margins were $23.9 million and $17.0 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of 40% from 1999 to 2000. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue than on product and service revenue and on direct sales than on indirect distribution channel sales. This increase was primarily due to an 84% increase in direct sales.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $4.1 million and $2.3 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of 78% from 1999 to 2000. This increase was primarily due to a 62% increase in personnel costs from 1999 to 2000 and the addition of stock-based compensation charges related to the NextPoint acquisition.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $10.8 million and $7.4 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of 47% from 1999 to 2000. This increase was primarily due to a 53% increase in sales and marketing personnel costs and certain related expenses from 1999 to 2000 and a 32% increase in marketing program expenses from 1999 to 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses were $2.6 million and $1.3 million for the three months ended December 31,

2000 and 1999, respectively, representing an increase of 92% from 1999 to 2000. This increase was primarily due to a 51% increase in personnel costs from 1999 to 2000, and an increase in legal expenses for the three months ended
December 31, 2000.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $2.6 million for the three months ended December 31, 2000 due to the acquisition of NextPoint.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $930,000 and $833,000 for the three-months ended December 31, 2000 and 1999, respectively, representing an increase of 12% from 1999 to 2000. This increase was primarily due to an increase in our cash balances related to cash generated by operations offset by cash used to acquire NextPoint.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $2.0 million and $2.5 million for the three months ended December 31, 2000 and 1999, respectively, representing a decrease of 18% from 1999 to 2000. NetScout's effective tax rate increased to 43% from 36% for the three months ended
December 31, 2000 and 1999, respectively, as a result of non-deductible amortization of intangible assets and stock-based compensation expense related to the acquisition of NextPoint, which occurred during the second quarter of fiscal 2001.

    NET INCOME. Net income was $2.7 million and $4.4 million for the three months ended December 31, 2000 and 1999, respectively, representing a decrease of 39% from 1999 to 2000. This decrease was primarily the result of amortization of intangible assets and stock-based compensation expense related to the acquisition of NextPoint. Net income excluding non-cash amortization of intangible assets and stock-based compensation expense and using a 35% effective tax rate was $5.2 million and $4.5 million for the three months ended
December 31, 2000 and 1999, respectively, representing a 16% increase from 1999 to 2000. This increase was primarily due to revenue growth offset by additional operating expenses resulting from the acquisition of NextPoint.

NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

    Total revenues were $86.5 million and $62.2 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 39% from 1999 to 2000.

    PRODUCT. Product revenues were $62.6 million and $40.9 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 53% from 1999 to 2000. This increase was primarily due to a 26% increase in average selling price attributable to larger volumes of higher speed and multi-port probes and a 27% increase in unit sales.

    SERVICE. Service revenues were $13.4 million and $8.9 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 50% from 1999 to 2000. This increase was primarily due to an increase in support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers.

    LICENSE AND ROYALTY. License and royalty revenues were $10.4 million and $12.4 million for the nine months ended December 31, 2000 and 1999, respectively, representing a decrease of 16% from 1999 to 2000. This decrease was due to a transition in a specific product line from one of our partners.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue was $21.0 million and $15.3 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 37% from 1999 to 2000. This increase was primarily due to higher sales volumes from 1999 to 2000. Product gross margins were 66% and 63% for the nine months ended December 31, 2000 and 1999, respectively. This increase was primarily due to an increase in software sales which have higher margins.

    SERVICE. Cost of service revenues were $2.4 million and $1.2 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 95% from 1999 to 2000. Service gross margins were 82% and 86% for the nine months ended December 30, 2000 and 1999, respectively. This increase in cost and decrease in margin was primarily due to an increase in material and consulting costs to support our increased installed customer base.

    Gross margins were $63.0 million and $45.7 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 38% from 1999 to 2000. This increase was primarily due to a 76% increase in direct sales.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $11.0 million and $7.0 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 57% from 1999 to 2000. This increase was primarily due to a 40% increase in personnel costs and a 91% increase in contracting expenses from 1999 to 2000.

    SALES AND MARKETING. Sales and marketing expenses were $29.8 million and $20.1 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 48% from 1999 to 2000. This increase was primarily due to a 61% increase in sales and marketing personnel costs and certain related expenses from 1999 to 2000 and a 55% increase in marketing program expenses from 1999 to 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $6.5 million and $3.4 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 90% from 1999 to 2000. This increase was primarily due to a 46% increase in personnel costs from 1999 to 2000 and an increase in legal expenses from 1999 to 2000 for the nine months ended December 31, 2000.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $5.3 million for the nine months ended December 31, 2000 due to the acquisition of NextPoint.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development was $268,000 for the nine months ended December 31, 2000 due to the acquisition of NextPoint. Completed technology and in-process research and development were identified and valued by an independent appraisal and through interviews and analysis of data provided by management regarding products under development.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $3.1 million and $1.6 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 91% from 1999 to 2000. This increase was primarily due to an increase in our cash balances related to cash generated by operations offset by cash used to acquire NextPoint.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $7.0 million and $6.0 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 17% from 1999 to 2000. NetScout's effective tax rate increased to 53% from 36% for the nine months ended December 31, 2000 and 1999, respectively, as a result of non-deductible amortization of intangible assets, in-process research and development expense, and stock-based compensation expense related to the acquisition of NextPoint, which occurred during the second quarter of fiscal 2001.

    NET INCOME. Net income was $6.2 million and $10.7 million for the nine months ended December 31, 2000 and 1999, respectively, representing a decrease of 42% from 1999 to 2000. This decrease was the result of amortization of intangible assets, in-process research and development expense and stock-based compensation expense related to the acquisition of NextPoint. Net income excluding non-cash amortization of intangible assets, in-process research and development expense and stock-based compensation expense and using a 35% effective tax rate was $13.0 million and $11.0 million for the nine months ended December 31, 2000 and 1999, respectively, representing an 18% increase from 1999 to 2000. This increase was primarily due to revenue growth offset by additional operating expenses resulting from the acquisition of NextPoint.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, we had $62.2 million in cash and cash equivalents. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter discounts and commissions and other offering expenses. We have a line of credit with a bank, which allows us to borrow up to $5.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2001, and it is the intention of NetScout to renegotiate the line of credit for an extended period of time. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. At December 31, 2000, we had letters of credit outstanding under the line aggregating $561,000. The bank line of credit is secured by our inventory and accounts receivable.

    Cash and cash equivalents were $62.2 million at December 31, 2000. Cash provided by operating activities was $17.5 million and $9.6 million for the nine months ended December 31, 2000 and 1999, respectively. Cash provided by operating activities was primarily derived from net income and to a lesser degree, increases in deferred revenue, increases in amortization of goodwill and other intangible assets, and depreciation and amortization for the nine months ended December 31, 2000. This was partially offset by increases in accounts receivable and inventories for the nine months ended December 31, 2000. Cash provided by operating activities was primarily derived from net income and to a lesser degree, increases in deferred revenue, and depreciation and amortization for the nine months ended December 31, 1999. This was partially offset by increases in accounts receivable, inventories and prepaids and other current assets for the nine months ended December 31, 1999. These changes were due to the growth of our business and the purchase of NextPoint.

    Cash used by investing activities was $5.0 million and $13.9 million for the nine months ended December 31, 2000 and 1999, respectively. This was primarily caused by cash paid for the acquisition of NextPoint, the purchase of marketable securities, and the purchase of fixed assets, partially offset by proceeds from the maturity of marketable securities for the nine months ended December 31, 2000. In 1999, cash used by investing activities reflects the purchase of marketable securities and the purchase of fixed assets, partially offset by proceeds from the maturity of marketable securities and notes receivable for the nine months ended December 31, 1999.

    Cash provided by financing activities was $1.2 million and $30.1 million for the nine months ended December 31, 2000 and 1999, respectively, which was primarily due to proceeds from the issuance of common stock for the nine months ended December 31, 2000 and 1999, respectively, and was offset by a repayment of notes payable related to the acquisition of NextPoint for the nine months ended December 31, 2000.

    We believe that our current cash balances and the cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement
No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company, to date has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the company. The Company will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2002.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements", as amended by SAB No.101A and 101B. SAB No.101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance of SAB No. 101 will be required in the Company's fourth quarter of fiscal 2001. The Company does not believe that the adoption of SAB No. 101 will have a material impact on its financial position and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

    Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report. Additional risks that are not yet identified or that we currently think are immaterial may also impair our business operations. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

    A REDUCTION IN ORDERS FROM CISCO SYSTEMS, INC. WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period would be materially adversely affected if there is a substantial reduction in orders from Cisco Systems, Inc. or if we are unable to complete one or more Cisco orders planned for that period. We derive a significant portion of our revenue from Cisco, which distributes some of our products under its private label and incorporates some of our software in its products. Cisco accounted for 44% and 52% of our total revenue for the three and nine months ended December 31, 2000, respectively, and 54% and 50% of our total revenue for the three and nine months ended December 31, 1999, respectively. Our future performance is significantly dependent upon Cisco's continued promotion of our products. Cisco has no obligation to purchase any products from us. Further, we do not control Cisco's distribution of our products, whether incorporated into Cisco's products or sold under private label. Finally, Cisco may decide to internally develop products that compete with our solution or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our relationship with Cisco were terminated or adversely affected for any reason, our business, operating results and financial condition would be materially adversely affected.

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

    Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside our control, including the following:

    - the market for network and application infrastructure performance management solutions is in an early stage of development and therefore demand for our solutions may be uneven;

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

    We operate with minimal backlog because our products typically are shipped shortly after orders are received. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter and revenue for any future quarter is not predictable to any degree of certainty. Therefore, any significant deferral of orders for our products would cause a shortfall in revenue for that quarter.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE INDIRECT DISTRIBUTION CHANNELS. To increase our sales, we must further expand and manage our indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Sales to our indirect distribution channels accounted for 69% and 76% of our total revenue for the three months ended December 31, 2000 and 1999, respectively, and 72% and 78% of our total revenue for the nine months ended December 31, 2000 and 1999, respectively. Sales to Cisco accounted for 44% and 54% of our total revenue for the three months ended December 31, 2000 and 1999, respectively, and 52% and 50% of our total revenue for the nine months ended December 31, 2000 and 1999, respectively. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to expand and manage our relationships with our partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

    IF WE FAIL TO INTRODUCE NEW PRODUCTS AND ENHANCE OUR EXISTING PRODUCTS TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, DEMAND FOR OUR PRODUCTS MAY DECLINE. The market for network and application infrastructure performance management solutions is relatively new and is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, it would have a material adverse effect on our business, operating results and financial condition.

    WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES. The market for network and application infrastructure performance management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

    - product performance;

    - functionality and price;

    - name and reputation of vendor;

    - distribution strength;

    - and alliances with industry partners

    We compete with probe vendors, such as Agilent Technologies, providers of network performance management solutions, such as Concord Communications, Inc. and Micromuse, Inc., and providers of portable network traffic analyzers, such as Network Associates, Inc. New vendors of network performance monitoring and enhancing equipment are emerging to compete with us including Packeteer, Inc. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

    As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which would have a material adverse effect on our business, operating results and financial condition.

    THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH IN THE MARKET FOR AND THE COMMERCIAL ACCEPTANCE OF NETWORK AND APPLICATION INFRASTRUCTURE PERFORMANCE MANAGEMENT SOLUTIONS. We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks and software applications. The market for network and application infrastructure performance management solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to predict the appropriate features and prices for products to address the market, the optimal distribution strategy and the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated network and application infrastructure performance management solutions, decide to invest in the management of their networks and the performance of software applications and, in particular, adopt our management solutions. Any failure of this market to continue to develop would materially adversely affect our business, operating results and financial condition. Businesses may choose to outsource the management of their networks and applications to service providers. Our business may depend on our ability to develop relationships with these service providers and successfully market our products to them.

    FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS. We have been experiencing a period of rapid growth over the past several years. We plan to continue to expand our business by hiring additional personnel. The growth in size and complexity of our business and our customer base has been and will continue to be a significant challenge to our management and operations. To manage further growth effectively, we must enhance our financial information and accounting systems and controls, integrate new personnel and manage expanded operations. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, and our ability to retain key personnel, our business, operating results and financial condition could be materially adversely affected.

    LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our Chief Executive Officer, President, and co-founder, and Narendra Popat, our Chairman of the Board and co-founder. We also depend on the ability of our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition.

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

    OTHERS MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS. We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. We expect that these claims will become more frequent as more companies enter the market for network and application infrastructure performance management solutions. Any of these claims or resulting events could have a material adverse effect on our business, operating results and financial condition.

    IF OUR PRODUCTS CONTAIN ERRORS, THEY MAY BE COSTLY TO CORRECT, REVENUE MAY BE DELAYED, WE COULD BE SUED AND OUR REPUTATION COULD BE HARMED. Despite testing by our customers and us, errors may be found in our products after commencement of commercial shipments. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fails, a customer may assert warranty and other claims for substantial damages against us. The occurrence or discovery of these types of errors or failures could have a material adverse effect on our business, operating results and financial condition.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for a significant percentage of our total revenue for the three and nine months ended December 31, 2000 and 1999, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

    - expand international indirect distribution channels;

    - hire additional sales personnel;

    - adapt products for local markets:

    - or manage geographically dispersed operations.

    The major countries outside of North America in which we do business, or intend to do business, are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including:

    - failure of local laws to provide the same degree of protection against infringement of our intellectual property;

    - protectionist laws and business practices that favor local competitors;

    - dependence on local indirect channel partners;

    - multiple conflicting and changing governmental laws and regulations;

    - longer sales cycles;

    - greater difficulty in collecting accounts receivable;

    - foreign currency exchange rate fluctuations and political and economic instability.

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

    Recently, when the market price of a stock has been volatile, holders of a company's stock have occasionally instituted securities class action litigation against such company that issues that stock. If any of our stockholders brought such lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

    OUR BUSINESS MAY BE NEGATIVELY AFFECTED BY OUR FAILURE TO SUCCESSFULLY INTEGRATE WITH NEXTPOINT OR TO RETAIN NEXTPOINT EMPLOYEES. On July 7, 2000, we completed our acquisition of NextPoint Networks, Inc., a Delaware corporation, by means of a merger of NextPoint with and into NetScout Service Level Corporation, a Delaware corporation and one of our wholly-owned subsidiaries pursuant to an Agreement and Plan of Reorganization dated as of June 13, 2000. The anticipated benefits of the merger may not be achieved unless, among other things, the operations, products, services and personnel of NextPoint are successfully combined with ours in a timely and efficient manner. If the anticipated benefits of the business combination are not achieved or are not achieved in a timely fashion, then the merger could have an adverse effect on our operating results for a significant period of time that cannot now be determined. Furthermore, the diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on our revenues and operating results.

    Despite NetScout's efforts to retain key employees, NetScout may lose some of NextPoint's key employees following the merger. Competition for qualified management, engineering and technical employees in the computer software, hardware and networking industries is intense. NextPoint employees may decide that they do not want to work for a larger, publicly-traded company instead of a smaller, private company. In addition, competitors may recruit NextPoint employees during the integration of NextPoint and us. We cannot provide any assurance that the combined enterprise will be able to attract, retain and integrate key employees following the merger.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On November 5, 1999, a former employee of NetScout filed an action against the Company and an employee stockholder of NetScout in the Massachusetts Superior Court Department of the Trial Court, Middlesex County, alleging claims of discrimination on the basis of sexual harassment. On December 30, 1999, NetScout filed a Notice of Removal to the United States District Court for the District of Massachusetts, thereby removing the action to that Court. NetScout filed an Answer denying these allegations. On December 21, 2000, this matter was settled.

    Prior to the acquisition of NextPoint, a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint has denied that a breach occurred. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit in order to limit any exposure to NetScout. NetScout plans to vigorously defend this matter. However, since the matter is at a preliminary stage, NetScout is unable to predict the outcome or amount of related expense, or loss, if any.

    In addition to the matters noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on NetScout's financial position or results of operations.

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

    Approximately $23.2 million of the proceeds from our initial public offering were used in the acquisition of NextPoint. The balance of proceeds have been invested primarily in U.S. Treasury obligations and other interest bearing investment grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The following exhibits are filed or incorporated by reference as part of this Report.

10. 1999 Employee Stock Purchase Plan, as amended

(b) Reports on Form 8-K--A report on Form 8-K was filed with the Securities and Exchange Commission on January 2, 2001 with respect to:

    July 7, 2000 (as amended). Item 5--Other Events--Pro Forma Combined Statement of Operations and Notes--to disclose certain financial information relating to the acquisition of NextPoint.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NETSCOUT SYSTEMS, INC.

               Date: February 14, 2001                 /s/ Anil K. Singhal
                                                       ---------------------------------------------
                                                       Name: Anil K. Singhal
                                                       Title: Chief Executive Officer and President
                                                       (Principal Executive Officer)

               Date: February 14, 2001                 /s/ David P. Sommers
                                                       ---------------------------------------------
                                                       Title: Chief Financial Officer and
                                                       Senior Vice President, General Operations
                                                       (Principal Financial Officer)