Form 10-K
period 2001-03-31
NETSCOUT SYSTEMS INC
filed 2001-06-29
CIK 1078075

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                       OR

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 8, 2001 (based on the last reported sale price on The Nasdaq National Market as of such date) was $158,436,175.70. As of June 20, 2001, there were 29,562,633 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                             NETSCOUT SYSTEMS, INC.
                                   FORM 10-K
                   FOR THE ANNUAL REPORT ENDED MARCH 31, 2001
                               TABLE OF CONTENTS

                                     INDEX


PART I

Item  1.     Business....................................................        3

Item  2.     Properties..................................................       12

Item  3.     Legal Proceedings...........................................       13

Item  4.     Submission of Matters to a Vote of Security Holders.........       13

PART II

Item  5.     Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................       14

Item  6.     Selected Financial Data.....................................       15

Item  7.     Management's Discussion and Analysis of Results of
             Operations and Financial Condition..........................       16

Item 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................       28

Item  8.     Financial Statements and Supplementary Data.................       28

Item  9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................       28

PART III

Item 10.     Directors and Officers......................................       29

Item 11.     Executive Compensation......................................       32

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................       38

Item 13.     Certain Relationships and Related Transactions..............       41

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................       41

Index to Consolidated Financial Statements...............................      F-1

PART I

ITEM 1. BUSINESS

GENERAL

    NetScout Systems designs, develops, manufactures, markets and supports a family of integrated products that enable optimization of the performance and cost management of complex, high-speed networks, including their ability to deliver critical business applications and content to end-users efficiently. We manufacture and market these products in an integrated hardware and software solution suite that is used by enterprise and service provider businesses worldwide.

    Businesses are increasing their reliance on software applications and computer networks, making them strategic assets for better competitive advantage and essential business operations. To support the growing number of users and their demands for faster and more reliable computer network access, new network technologies and products are continually being introduced. The result is increasingly large, complex and geographically dispersed networks with infrastructures that are extremely difficult to manage. Computer network malfunctions cause performance degradations that result in significant business interruptions, lost revenue and customer dissatisfaction. As a result, businesses are recognizing the critical importance of addressing network performance problems quickly and proactively.

    The NGenius-TM- Performance Management System is NetScout's solution suite of integrated hardware and software products. Our NGenius products monitor, collect and publish information on the traffic flows of individual software applications (ERP, CRM, Voice-over-IP, e-commerce, etc.), as well as the performance of the underlying network (routers, switches, and communication links) and its users' behaviors. The NGenius information is generated from multiple sources, but principally from data collected by NetScout's line of network monitoring appliances called probes. The hardware probes attach to the network and collect information from the network's traffic flows in real-time. As they record traffic, the probes generate in-depth information about network and traffic activity that is unique to NetScout probes, as well as industry-standard performance data. By placing probes at strategic locations throughout a network, enterprises and service providers can understand and optimize the network's traffic flows and application performance across the network. In addition to probes, the NGenius system includes intelligent software agents that simulate end-user transactions to measure and report the response times that would be experienced by end users throughout internal networks and across the Internet. Using probe information, active agent data, and data collected from network devices, our analysis and presentation software tools provide current and historical analysis in Web-accessible, easy-to-use graphical formats.

    NetScout customers use the information generated by NGenius to reduce the severity and the frequency of network slowdowns and service interruptions, to manage the delivery of services as denoted by service-level agreements, to assess infrastructure capacity against future needs, and to justify needs for additional resources. These capabilities have a high return on investment for customers who need to maintain high levels of service while controlling growth and costs of the infrastructure. The information generated by NGenius products is published in both real-time displays and customizable reports that summarize the status of network activity, service levels, application performance, device capacity, and other critical aspects of network availability, utilization and performance.

    During the fiscal year 2001, NetScout completed the introduction of its NGenius Performance Management System to markets worldwide, and migrated all of NetScout's key technologies and product functionalities onto the NGenius platform. On July 7, 2000, NetScout acquired NextPoint Networks, Inc. to accelerate the addition of key reporting and service level management technologies into the NGenius suite. As part of the development effort, NetScout's unique probe information was integrated with the new reporting capabilities brought by NextPoint technology. This integration is a significant milestone in the Company's strategy to drive growth by introducing first-to-market, integrated solutions. NetScout now has the first-to-market network performance management solution that integrates the benefits of scalable, industry-leading monitoring probes with broad-based reporting and service level management technologies.

    On June 12, 2001, NetScout announced a change in the terms of its strategic relationship with Cisco Systems, Inc. where Cisco would discontinue private labeling and reselling NetScout's probes and begin referring sales opportunities for probes directly to NetScout. The change was precipitated by the two companies' need to evolve their sales and support model to better meet changing customer requirements and needs for profitability objectives. The strategic aspect of the relationship involving the early exchange of technology plans and the close collaboration of technology development continues. As one of the key elements in our market strategy, we plan to continue our technology collaboration with Cisco and to support Cisco's continued distribution of our software products. The addition of NetScout's NGenius Real-Time Monitor software to Cisco's CiscoWorks2000 Routed WAN and LAN Management Solutions software bundle is the most recent step in that strategy plan. We also intend to generate programs with Cisco to establish mechanisms for referral of probe business and to successfully transition the responsibility for customer and reseller relationships to NetScout. We see continued opportunity in our relationship with Cisco, and intend to continue increasing the sale, visibility, and accelerated market acceptance of our products via this relationship, worldwide.

    Our principal executive offices are located at 4 Technology Park Drive, Westford, MA and our telephone number is 978-614-4000.

INDUSTRY BACKGROUND

    Enterprises are increasingly dependent upon their computer data networks to manage and deliver information and business services, both for internal operations and to serve their many constituencies: customers, suppliers, investors and employees. Their dependence is approaching the level of reliance which organizations have long had on the public telephone voice network for internal communications and to reach constituents.

    As they did with the voice network in the past, enterprises today are turning to data network service providers to fulfill their need for available, flexible, reliable network service in the face of serious internal skill and resource constraints. Service providers and enterprises have been building networks rapidly to be available to satisfy the anticipated growth in demand for information and services.

    The ultimate value of the data network to both enterprises and service providers is determined not just by availability of the network, but by the speed, flexibility, and cost with which it can deliver high quality information, knowledge, productivity, reach and rapid execution to fulfill critical enterprise missions. As enterprise network dependence grows and uses of the network are increasingly business-critical, the need for network reliability, performance and efficiency is growing even faster.

    Network management tools to measure, analyze and maintain network performance have necessarily lagged the development of the new technologies which drive today's networks. Beyond that natural lag, however, the recent period of rapid growth of network infrastructures has often caused network management to be a secondary consideration for enterprises and service providers who were striving for rapid network expansion to meet perceived market opportunities or competitive threats. In recent years, this led to an excess capacity, or an over-provisioning approach to managing networks, using high redundancy and capacity to compensate for unmeasured and unmanaged network utilization and performance.

    Today, with the slowing of the e-commerce land rush, enterprises, and consequently service providers, are focusing on obtaining productivity and returns from their existing investments in network facilities, not just on building them. In that environment, the appeal of network management solutions is much greater. Solutions which can provide improved network availability, application performance and network efficiency are increasingly important, even in the face of lower growth in network infrastructure equipment purchases and communications bandwidth.

APPROACHES TO NETWORK PERFORMANCE MANAGEMENT

    Network management solution providers have developed several approaches to manage different aspects of the overall network management challenge. These approaches can be broadly categorized as fault management, availability management and performance management.

    Fault management is the collection and analysis of data from network devices upon the failure of network elements, principally devices such as routers and switches. This approach uses alarms sent by the devices and analyzes them to help network managers to determine the cause of the failure and to repair it more quickly. It does not provide information about the utilization or performance of the network or allow for proactive management of the network. It only provides value after the network failure or degradation is experienced by the end user. Enterprises and service providers who have built networks without putting in place any network management solutions, typically find that fault management is the initial solution they implement. This is because without good network management available, and the visibility to impending network problems that it provides, their network requires fixing more frequently.

    Availability management is the collection and analysis of data on network utilization and the availability of network services. This is done at the network infrastructure level, that is, providing data on what communications links are up or down and how fully utilized they are. It does not provide information on what is causing the links to be down or heavily utilized because it does not provide visibility into the content of flow of traffic over the network. It is often an early step for enterprises and service providers in developing proactive network management.

    Performance management is the collection and analysis of data on network performance and activity, such as device throughput, link utilization and traffic flows at the level of applications and users of the network. Performance management solutions provide real-time monitoring of the utilization of network infrastructure resources by individuals and/or groups of applications and users, so that consumption of those resources can be proactively managed. They provide trending of network utilization and error occurrences so that failures can be anticipated and avoided, minimizing the need to fix network failures. Ultimately, performance management solutions enable increases in utilization to take place without having to invest heavily in additional network infrastructure; additional capacity can be added only where most urgently required. To provide full value in managing network behavior, performance management solutions must have mechanisms for generating information directly from the network traffic, rather than relying solely on the limited data supplied by the network devices themselves.

NETSCOUT PRODUCTS AND TECHNOLOGY

    NetScout develops, sells and supports network performance management solutions under the NGenius-TM- brand. The NGenius Performance Management System is a robust, broad system implementation of the performance management approach to network management. NGenius consists of integrated hardware and software products that monitor, measure and report on the state of the network's ability to fulfill its performance, cost and service-level objectives. The system is comprised of:

    - PRESENTATION AND ANALYSIS SOFTWARE, which displays the network and application performance information in real-time or historical views through easy-to-use, graphical formats;

    - REAL-TIME, APPLICATION-AWARE PROBES that generate, collect, aggregate and analyze network and application performance information;

    - ACTIVE INTELLIGENT SOFTWARE AGENTS that generate synthetic end-user transactions, measure and report on response times of the applications supporting those transactions; and

    - AGGREGATING SERVERS that accelerate the distribution and consumption of the rich performance information by aggregating, sorting, simplifying and storing data collected at remote sites.

    PRESENTATION AND ANALYSIS SOFTWARE. The NGenius system includes a suite of presentation and analysis software applications that display all of the real-time and historical information gathered and analyzed by NetScout's probes and active agents, as well as information generated from network devices. All of the presentation and analysis software products are designed for intuitiveness and ease of use, and utilize Web-based distribution. They also are designed with features that simplify and enable logical monitoring and management of large, geographically dispersed networks. NGenius performance management applications include the following:

    - NGENIUS-TM- REAL-TIME MONITOR delivers continuous views of network and application behavior and performance information generated by NetScout's probes. It enables proactive control of communications, link utilization, link performance, application loads, end user behavior, device loads and more. NGenius Real-Time Monitor delivers its continuous information securely, anytime, anywhere, via the Web.

    - NGENIUS-TM- CAPACITY PLANNER helps IT professionals leverage the value of deployed network resources and improve the effectiveness of future network investments by profiling and predicting application, network, and device utilization and behavior. NGenius Capacity Planner also reports on trends in network consumption by individual software application through utilizing data available from NetScout probes.

    - NGENIUS-TM- APPLICATION SERVICE LEVEL MANAGER generates reports on applications service levels from information gathered by NetScout's active agent technology. Network managers use the reports to validate application response time and to manage relationships with IT clients or service providers. The NGenius active agent is a Java application deployed on or near the desktop to gather application response time information from the customer perspective. It generates synthetic transactions to "test" the application environment and report response time. A single active agent can represent multiple applications, providing a cost-effective approach to tracking business transactions.

    INFORMATION COLLECTION AND GENERATION. At the heart of NetScout's value to its customers is the unique network and application behavior and performance information generated from data collected by NetScout's real-time probes. NetScout probes attach to the network and collect information from applications traffic as it flows across the network, in real-time. As they record traffic data, the probes generate unique in-depth information about network and traffic behavior that is available only through NetScout probes, as well as industry-standard performance data. By placing probes at strategic locations throughout a network, network professionals can understand and optimize performance of the network and the applications being delivered across the network. They can also be deployed to track and report on network usage by applications, departments, or users, which can then be used to implement usage based billing.

    NetScout continually enhances its probe technology to ensure visibility into all types of network traffic and communications technologies. Today, NetScout's probes monitor all business applications, as well as voice, video, and Web applications. NetScout recently introduced support for Voice-over-IP, Voice-over-Frame-Relay and Virtual Private Networks to its monitoring capabilities. NetScout has probes to support the widest range of network topologies, including Gigabit Ethernet, DS3 Asynchronous Transfer Mode, E3 ATM, Ethernet, Fast Ethernet, Fast EtherChannel, Token Ring, Sub-rate T1/E1, T3/E3 Wide Area Network and Frame Relay, Fiber Distributed Data Interface/Copper Distributed Data Interface and OC-3 ATM. Our track record of innovation began with the introduction of Ethernet probes in 1992 and we have continued to innovate probe technology with the addition of more than twenty new probes over the past nine years. In conjunction with probe innovation, we have continually expanded our network traffic monitoring capabilities by also innovating highly valuable, unique applications performance information through new probe software extensions, including extensions for application response time and web-application content response time. Maintenance customers with probes installed can upgrade them by downloading new versions of the probe software over their network, keeping their monitoring capability current with NetScout's industry leading innovations.

    NetScout also offers options for proprietary software enhancements to its probes. Some of those options include: NetFlow Monitor, which integrates traffic information stored in Cisco routers with other traffic information; Resource Monitor, which collects information from network devices, including servers, to offer a more complete, end-to-end view of the network; Application Response Time Management Information Base, which enables monitoring of application response time within the network; and Virtual Local Area Network Monitor, which allows traffic monitoring of specific sets of users within a switched network for either increased troubleshooting or traffic accounting.

STRATEGY

    Our objective is to enhance shareholder value through continued growth, profitability and market leadership. We intend to pursue growth through expanding our worldwide presence, expanding our customer base, and increasing our ongoing business and penetration with our established customers. We intend to extend our market leadership by continuing to develop the market's first strategic, integrated, network performance management platform that overlays the network and generates the information needed to proactively avoid network faults and performance degradations. Key elements of our strategy include:

    EXTEND TECHNOLOGY LEADERSHIP. We intend to continue to devote significant development resources to expanding and enhancing our first-to-market, integrated platform of performance management solutions that capitalizes on our extensive experience with global companies and their very large computer networks. Key aspects of our technology leadership include the ability to develop new and groundbreaking performance management techniques, the ability to deliver solutions across a multi-vendor environment, and our vision into emerging uses of communications technology and networked environments. As part of our strategy, we will enter into strategic relationships with, and/or acquire other companies to gain complementary technologies. We intend to incorporate new technologies and provide solutions that will enable businesses, service providers and carriers to manage and optimize the performance of their networks, critical software applications and network-based service offerings.

    EXPAND REPORTING AND ANALYSIS SOFTWARE SUITE. We plan to develop new analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities created by changes in networking technologies and trends, such as IP telephony and storage area networks. We also plan to leverage the unique information generated by our probes and integrated reporting and analysis tools, through new NGenius software products.

    EXTEND PROBE SUITE. We plan to continue to expand our probe line to extend our monitoring capabilities alongside emerging network environments with higher speeds, new types of traffic, new communications architectures, new communications technologies and new network topologies. To ensure that our customers are able to achieve comprehensive oversight of their networks, we will maintain older topologies while regularly introducing probes for newer ones. Our probe suite covers topologies of both domestic and international markets.

    LEVERAGE INSTALLED BASE OPPORTUNITIES. More than 75,000 network segments are monitored by the more than 3,000 customers that have deployed NetScout products worldwide. Ongoing business with those customers represented approximately two-thirds of our business in fiscal year 2001. During fiscal year 2001, the potential for recurring sales with existing customers increased with the introduction of the NGenius system and the new products acquired through the acquisition of NextPoint. We have initiated steps to target existing users of our products with marketing and sales programs designed to promote the more extensive use of our performance management solutions. Customers purchase products through our top reseller partners or direct from us. In both cases, we participate in selling to them using a "high-touch" selling model. In this model, NetScout's worldwide field sales force maintains a very high presence with customers and prospects, consulting direct and alongside reseller partners to satisfy customers' needs.

    TARGET MARKET OPPORTUNITIES. We target our products at markets that we believe have the potential for growth. We have identified the following markets as having the potential for increasingly strong demand for our integrated products:

    - Global enterprises;

    - Global service providers, including carriers, ISPs, ASPs, MSPs, etc.; and

    - Professional technology services organizations, such as systems integrators.

    CISCO RELATIONSHIP. Since 1994, we have had a strategic relationship with Cisco. Over time, the relationship expanded to include exchange of technology development plans, the private labeling and reselling of NetScout's probes and real-time monitoring software and joint field sales and support activities. Development activities have included the quarterly exchange of technology and product plans between NetScout and Cisco to guide development of network management technologies that align with the future needs of Cisco-powered networks. Standard functionality in NetScout's solutions has grown to include support for Cisco's switch product line, ISL, Netflow and QoS, and the resale of NetScout's software technology in the CiscoWorks2000 Routed WAN and LAN Management Solutions software bundle. On June 12, 2001, NetScout announced a change in the Cisco relationship where Cisco would discontinue private labeling and reselling NetScout's probes and begin referring sales opportunities for probes directly to NetScout. The change was precipitated by the two companies' need to evolve their sales and support model to better meet changing customer requirements and needs for profitability. The strategic aspect of the relationship involving the early exchange of technology plans continues. The two companies' development organizations collaborate closely on product direction. Our strategy is to continue to collaborate with Cisco on technology development and to support Cisco's continued distribution of our software products. The addition of NetScout's NGenius Real-Time Monitor software to Cisco's CiscoWorks2000 Routed WAN and LAN Management Solutions software bundle is the most recent step in that strategy. We also intend to generate programs with Cisco to establish mechanisms for referral of probe business and to successfully transition the responsibility for customer and reseller relationships to NetScout. We see continued opportunity in our relationship with Cisco, and intend to continue increasing the sale, visibility, and accelerated market acceptance of our products via this relationship worldwide.

    EXPAND DISTRIBUTION CHANNELS. We plan to continue to increase our direct field sales presence where it is advantageous to do so during calendar year 2001. We also seek to develop additional indirect distribution channels with computer networking equipment and software application vendors, systems integrators, distributors, resellers and service providers. In addition to Cisco, our channel relationships include SBC, Acterna, NEC, MCI Worldcom, Toyo, Siemens and TGS Telonic. These and other important partners facilitate the worldwide distribution and market acceptance of our solutions.

    FACILITATE DEVELOPMENT OF COMPLEMENTARY THIRD-PARTY PRODUCTS. Our probes generate rich performance information that can be leveraged by third-party software products. As a means to increase demand for our products, we encourage the development of applications that leverage our solutions. We are partnered with Apogee Networks, for the delivery of usage-based billing solutions. Our NGenius product platform also facilitates delivery of complementary performance management and reporting applications with its open style architecture and user interface portal.

    NetScout intends to leverage the competitive advantage of its application-and-user level network traffic information generating technology in probes, agents and analysis software, to build the broadest, most robust network performance management for the strategic enterprise networks of the future, a solution on which all other network management will be based.

SALES AND MARKETING

    NetScout targets corporations and service providers with large, mission-critical networks through a combination of direct and indirect sales channels. Our direct sales teams play an integral and influential role in serving a large portion of our channel partner's accounts, providing the consulting expertise needed to determine technical and practical needs of customers and designing and presenting the solutions that best suit those needs. We prioritize hiring practices and training programs to ensure our sales personnel are both highly talented and well trained. We continue to provide programs for our direct sales force, as well as channel partners, throughout the year, for in-depth product and technical training. We encourage joint initiatives involving our sales teams and the teams of our partners.

    NetScout's sales force utilizes a "high-touch" sales model that consists of meetings with end-users to understand and identify their individual business requirements. Our sales teams then translate those requirements into tailored business solutions that would maximize performance of their network. Due to the complexity of the systems and the capital expenditure involved, our sales cycle can extend anywhere from three to twelve months. There is significant, ongoing revenue opportunity with customers throughout the life of their networks and our sales model is designed to capitalize on this opportunity. The Company has invested aggressively in its direct, quota-carrying sales force, growing it by approximately 50% during fiscal 2001.

    Over the past several years, the largest portion of our indirect sales has channeled through our strategic partner, Cisco Systems, Inc. Revenue derived through the Cisco channel represented 51%, 50%, and 51% of our total revenue for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. Approximately 12%, 17% and 13% of total revenue has been derived through royalties we receive as compensation for our core monitoring technology being resold as part of CiscoWorks2000 Routed WAN and LAN Management Solutions software bundle for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. The remaining 39%, 33% and 38% of total revenue has been derived through ongoing sales and support of NetScout probes to Cisco customers accomplished through joint selling by Cisco and NetScout sales organizations for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. Through these joint sales and support activities, NetScout has maintained relationships with virtually all top customers. The recent change in the selling model for NetScout probes to Cisco customers influences only sales associated with NetScout probes. Sales of our software on the CiscoWorks2000 software bundle are not affected. We anticipate the recent investments in our sales infrastructure and the high level of involvement our sales organization has held in fulfilling sales and support with Cisco customers to be advantageous in transitioning to direct fulfillment of probe sales. Our strategic relationship with Cisco is governed by a project development and license agreement dated as of January 13, 1994 and private labeling agreement dated as of October 17, 1995, which terms expire October 31, 2002.

    Our other indirect channel partners include original equipment manufacturers, distributors, resellers, service providers and system integrators. Total revenue from indirect distribution channels represented 81%, 78% and 72% of total revenue for the fiscal years ended March 31, 1999, 2000 and 2001, respectively.

    Our sales force is organized into three main regions, North America, Europe-Middle East-Africa and Asia Pacific. Revenue from sales outside North America represented 12%, 13% and 10% of our total revenue in the fiscal years ended March 31, 1999, 2000 and 2001, respectively. Sales outside North America are primarily to indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American based indirect channel partners. The North America revenue figures include sales made by NetScout to these North American based indirect channel partners. These domestic resellers may sell NetScout product to international locations, however, NetScout still reports these shipments as North America revenue since NetScout ships the product to a domestic location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

    As of March 31, 2001, our North American field sales organization consisted of 84 employees. Our international sales organization consisted of 28 employees with offices in the United Kingdom, France, Hong Kong, Netherlands, Germany, Norway and Singapore. In addition, we had 28 employees responsible for providing telesales, training and sales and administrative support.

    As of March 31, 2001, our marketing organization consisted of 20 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout brand name in the marketplace. Key elements of our marketing strategy focus on demand generation in new target markets, demand generation within our installed base, and acceleration of strategic selling relationships with local and global resellers and systems integrators.

SUPPORT SERVICES

    Customer satisfaction is a key driver of NetScout's success. NetScout offers pre and post-sales support programs to assist in the deployment and use of our solutions. We have support personnel located in the United States and abroad with some support provided by qualified third party support organizations.

    NetScout provides 8 a.m. to 8 p.m. Eastern time, toll-free customer support as part of our product sales as well as fee based customer support. Depending on the level of need, a 24x7 technical assistance plan is offered as part of our MasterCare Platinum Plan, or for those requiring less assistance we offer regular support from 8 a.m. to 8 p.m. Under our fee plans, our customers have access to an exclusive customer Web site where information regarding frequently asked questions, technical tips, and the latest patches and downloads are available.

RESEARCH AND DEVELOPMENT

    Our success depends on our ability to anticipate and innovate solutions that will meet emerging customer demands. We have extensive experience in market development in conjunction with pioneering next generation network performance management technologies. Our core technology for monitoring and troubleshooting network and applications performance remains positioned at the forefront of a rising market. In fiscal 2001, we began new market development in conjunction with our introduction of the market's first integrated network performance management system. Our NGenius system leverages the two leading principal forms of network performance management: real-time network and applications monitoring and troubleshooting with historical-based capacity planning. Our plans are to leverage the comprehensive benefits of this new platform into emerging, growth-oriented markets.

    As of March 31, 2001, our research and development organization consisted of 102 employees. In addition, we contract with third parties to perform specific development projects. Research and development expenditures for the fiscal years ended March 31, 1999, 2000 and 2001 were approximately $7.5 million,
$9.5 million and $15.4 million, respectively. To date, all research and development expenses have been expensed as incurred.

    We predominantly develop our products internally, with some third party contracting. To promote industry standards and manifest technology leadership, we engage actively in, contribute to, and often provide a leadership role in Internet Engineering Task Force (IETF) standards-making activities. These activities provide early insight into the direction of the network and application performance management requirements going forward for current and emerging technologies.

    We also continue our technology collaboration within the framework of our strategic relationship with Cisco Systems, Inc. As a part of this collaboration, we review and address the network and application performance management needs and plans engendered by Cisco-specific standards-implementations, extensions thereto, technologies, and product and technology initiatives. These collaborations, similar to the IETF activities, also provide NetScout with early insight into Cisco-specific plans and directions, allowing NetScout quick time-to-market of products and technologies.

MANUFACTURING

    Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with individual customer requirements. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. As of March 31, 2001, our manufacturing organization consisted of 25 employees.

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

CUSTOMERS

    We sell our products to businesses and organizations with large and medium-sized, high-speed computer networks. We have sold a majority of our products through indirect distribution channels to more than 3,000 customers worldwide. Our products have been sold to customers operating in a wide variety of industries, such as financial services, transportation, manufacturing, insurance, retail and software development. Due to rapid order fulfillment we do not operate with significant backlog.

    We have worked closely and extensively with Cisco in joint sales and support activities involving Cisco customers during the past several years. We have established strong relationships with a great portion of Cisco customers during this time and are now engaged in transferring relationships with those customers fully over to NetScout. Other than Cisco, no other customer represented more than 10% of our revenue for the fiscal year's ended March 31, 1999, 2000 and 2001.

COMPETITION

    The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our principal competitors include a number of companies offering one or more solutions for the network and application performance management market, some of which compete directly with our products. For example, we compete with probe vendors such as Agilent Technologies, providers of network performance management solutions such as Concord Communications and Micromuse, and providers of portable network traffic analyzers, such as Network Associates, Inc. New vendors of network performance monitoring and enhancing equipment are emerging to compete with us, including Packeteer, Inc. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality and price, name and reputation of vendor, distribution strength, and alliances with industry partners.

    Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with greater financial, management, marketing, service, support, technical, distribution or other resources.

INTELLECTUAL PROPERTY RIGHTS

    Our success and competitiveness are dependent to a significant degree on the protection of our proprietary technology. We rely primarily on a combination of copyrights, trademarks, licenses, trade secret laws and restrictions on disclosure to protect our intellectual property and proprietary rights. We also enter into confidentiality agreements regarding proprietary information.

    We pursue registration of some of our trademarks in the U.S. and in other countries. We have registered the trademark NETSCOUT in the U.S., Canada and the European Union and the NetScout Logo in the U.S., Canada and Japan. We also own registrations in the U.S., Australia, Hong Kong, Japan, and Switzerland for NEXTPOINT, in the U.S. and the European Union for SYNTHETIC TRANSACTIONS, the U.S., European Union, and Japan for TRAFFIC SIGNATURES, and in the European Union and Japan for APPSCOUT and BUSINESS-CENTRIC NETWORK MANAGEMENT.

    In addition, we have applications for registration pending in the U.S. for the following trademarks: APPSCOUT, ART MIB, NGENIUS (also in Canada and the European Union), NGENIUS EVENT MANAGER, NGENIUS PACKET ANALYZER, NGENIUS PERFORMANCE MONITOR, NGENIUS PROBES, NGENIUS TRAFFIC MONITOR, NGENIUS TREND REPORTER and TRENDSMART.

    We also have the following patents pending: EVALUATING COMPUTER RESOURCES AND MANAGING COMPUTER RESOURCES. These U.S. patent applications were assigned to us from NextPoint upon NetScout's acquisition of NextPoint.

    Finally, we have resolved disputes involving the NETHOUND and NETSCOPE trademarks in the U.S., and have resolved or are currently addressing trademark disputes involving the LANSCOUT trademark in Canada and the European Union.

EMPLOYEES

    As of March 31, 2001, we had 364 employees, 255 of whom were based at our headquarters in Westford, Massachusetts. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

    We currently lease approximately 97,500 square feet of space in an office building in Westford, Massachusetts for our headquarters. We plan to move from our existing office building and lease a new 175,000 square foot office building also located in Westford, Massachusetts, commencing in September 2001. The new lease will expire in August 2013 and we have an option to extend the lease for an additional five-year term. We also lease office space in thirteen other cities for our sales and support personnel, including 3,200 square feet of space in the United Kingdom. We believe that these existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company completed its initial public offering on August 17, 1999 at a price of $11.00 per share. Since that time, the Company's common stock has traded on the Nasdaq National Market under the symbol NTCT. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock. Such information reflects inter-dealer price, without retail mark-up, markdown or commission and may not represent actual transactions.

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
September 30, 1999..........................................   $36.50     $12.63
December 31, 1999...........................................   $31.00     $20.31
March 31, 2000..............................................   $32.75     $14.88
June 30, 2000...............................................   $17.00     $10.81
September 30, 2000..........................................   $23.75     $12.88
December 31, 2000...........................................   $24.38     $10.00
March 31, 2001..............................................   $15.69     $ 4.66

    As of June 20, 2001 there were approximately 5,110 stockholders of record of the Company's common stock.

DIVIDEND POLICY

    In fiscal years 2000 and 2001, we did not declare any cash dividends and do not anticipate in the foreseeable future any dividend declaration. In addition, the terms of our bank loan agreement prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, and general business conditions.

USE OF PROCEEDS

    On August 17, 1999, we completed our initial public offering of three million shares of common stock at a price of $11.00 per share. The principal underwriters for the transaction were Deutsche Banc Alex. Brown, Bear, Stearns & Co. Inc. and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. The registration statement relating to this offering was declared effective by the Securities and Exchange Commission (SEC File Number 333-76843) on August 12, 1999. We received net proceeds of $29.6 million after deducting $2.3 million in underwriting discounts and commissions and $1.1 million in other offering expenses.

    Upon the exercise of the over allotment option by the underwriters, certain selling security holders sold 450,000 shares of common stock for net proceeds of approximately $4.6 million after deducting underwriting discounts and commissions.

    Approximately $23.3 million of the proceeds from our initial public offering were used in the acquisition of NextPoint. The balance of proceeds has been invested primarily in U.S. Treasury obligations and other interest bearing investment grade securities.

RECENT SALES OF UNREGISTERED SECURITIES

    On July 7, 2000, NetScout issued 2,099,120 share of its common stock to stockholders of NextPoint as part of the consideration paid by NetScout in connection with the acquisition of NextPoint. In December 2000, NetScout issued 11,319 shares of its common stock to Silicon Valley Bank pursuant to the exercise of warrants originally issued by NextPoint and assumed by NetScout upon its acquisition of NextPoint.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended March 31, 1999, 2000 and 2001, and the consolidated balance sheet data as of March 31, 2000 and 2001, are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended March 31, 1997 and 1998, and the consolidated balance sheet data as of March 31, 1997, 1998 and 1999, have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. On July 7, 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint The results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout's consolidated statement of income and consolidated balance sheet for fiscal year 2001. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                    YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------
                                                      1997       1998       1999       2000       2001
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue:
  Product.........................................  $25,159    $34,990    $50,374    $57,206    $ 75,673
  Service.........................................    3,888      5,143      8,710     12,804      18,506
  License and royalty.............................    1,601      2,696      8,467     16,149      13,772
                                                    -------    -------    -------    -------    --------
    Total revenue.................................   30,648     42,829     67,551     86,159     107,951
                                                    -------    -------    -------    -------    --------
Cost of revenue:
  Product.........................................    9,427     12,638     19,250     21,139      25,737
  Service.........................................      528        784      1,235      1,718       3,453
                                                    -------    -------    -------    -------    --------
    Total cost of revenue.........................    9,955     13,422     20,485     22,857      29,190
                                                    -------    -------    -------    -------    --------
Gross margin......................................   20,693     29,407     47,066     63,302      78,761
                                                    -------    -------    -------    -------    --------
Operating expenses:
  Research and development........................    3,003      5,129      7,526      9,526      15,424
  Sales and marketing.............................    6,778     13,583     20,375     27,945      39,985
  General and administrative......................    1,815      2,950      4,104      4,631       8,382
  Amortization of goodwill and other intangible
    assets........................................       --         --         --         --       7,892
  In-process research and development.............       --         --         --         --         268
                                                    -------    -------    -------    -------    --------
    Total operating expenses......................   11,596     21,662     32,005     42,102      71,951
                                                    -------    -------    -------    -------    --------
Income from operations............................    9,097      7,745     15,061     21,200       6,810
Interest income, net..............................      461        743        926      2,551       3,923
                                                    -------    -------    -------    -------    --------
Income before provision for income taxes..........    9,558      8,488     15,987     23,751      10,733
Provision for income taxes........................    3,640      3,056      5,715      8,539       7,027
                                                    -------    -------    -------    -------    --------
Net income........................................  $ 5,918    $ 5,432    $10,272    $15,212    $  3,706
                                                    =======    =======    =======    =======    ========
Basic net income per share........................  $  0.31    $  0.28    $  0.55    $  0.70    $   0.13
Diluted net income per share......................  $  0.26    $  0.23    $  0.43    $  0.56    $   0.12
Shares used in computing:
  Basic net income per share......................   19,010     19,289     18,586     21,750      28,487
  Diluted net income per share....................   22,919     23,166     23,706     26,946      29,726

                                                                         MARCH 31,
                                                    ----------------------------------------------------
                                                      1997       1998       1999       2000       2001
                                                    --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities......................................  $12,355    $15,175    $25,477    $70,322    $ 61,382
Working capital...................................   11,140     14,163     24,489     74,866      67,665
Total assets......................................   21,703     31,220     43,974     96,748     142,080
Class B redeemable convertible common stock.......       --         --     44,161         --          --
Total stockholders' equity (deficit)..............   14,809     20,400    (13,124)    81,122     121,045

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this Annual Report on Form 10-K.

    In addition to the other information in this report, the following Management's Discussion and Analysis should be considered carefully in evaluating the Company and our business. This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may", "will", "could", "should", "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Affect Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

    NetScout Systems designs, develops, manufactures, markets and supports a family of integrated products that enable optimization of the performance and cost management of complex, high-speed networks, including their ability to deliver critical business applications and content to end-users efficiently. We manufacture and market these products in an integrated hardware and software solution suite that is used by enterprise and service provider businesses worldwide.

    NetScout was incorporated in 1984 as a consulting services company. In 1992, the Company began to develop and market its first infrastructure performance management products. Our operations have been financed principally through cash provided by operations and we have been profitable for each of the last eight years. On July 7, 2000, NetScout completed its acquisition of NextPoint Networks, Inc. The transaction was valued at approximately $53.4 million.

    Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Revenue is recorded net of an allowance for estimated product returns which is based upon our return policy and historical experience.

    Service revenue consists primarily of customer fees from support agreements, consulting and training. We generally provide three months of software support and 12 months of hardware support as part of product sales. Revenue from software support is deferred and recognized ratably over the three-month support period. Revenue from hardware support is deferred and recognized ratably over the 12-month support period. In addition, customers can elect to purchase extended support agreements, typically for 12-month periods. Revenue from these agreements is deferred and recognized ratably over the support period. Revenue from consulting and training is recognized as the work is performed.

    For multi-element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total fee under the arrangement to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately.

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

    Revenue from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 81%, 78% and 72% of total revenue for the fiscal years ended March 31, 1999, 2000 and 2001. Our revenue from Cisco represented 51%, 50% and 51% of our total revenue in the fiscal years ended March 31, 1999, 2000 and 2001, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the fiscal years ended March 31, 1999, 2000 or 2001.

    Cisco resold our probes to customers under its own private label in the fiscal years ended March 31, 1999, 2000 and 2001. As of July 31, 2001, Cisco will no longer private label NetScout probes. However, Cisco will continue to incorporate components of our software technology into its products. Our strategy is to continue to collaborate with Cisco on development and marketing and to support Cisco's continued distribution of our software products. We also intend to generate programs with Cisco to establish mechanisms for referrals of NetScout probe business and to successfully transition the Cisco customer and reseller probe relationships to NetScout. We see continued opportunity in our relationship with this computer networking industry leader and intend to continue increasing the sale, visibility and accelerated market acceptance of our products via this relationship worldwide.

    Revenue from sales outside North America represented 12%, 13% and 10% of our total revenue in the fiscal years ended March 31, 1999, 2000 and 2001, respectively. Sales outside North America are primarily to indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American based indirect channel partners. The North America revenue figures include sales made by NetScout to these North American based indirect channel partners. These domestic resellers may sell NetScout product to international locations, however, NetScout still reports these shipments as North America revenue since NetScout ships the product to a domestic location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Income:

                             NETSCOUT SYSTEMS, INC.
                        STATEMENTS OF INCOME PERCENTAGES

                                                                         YEAR ENDED MARCH 31,
                                                                 ------------------------------------
                                                                   1999          2000          2001
                                                                 --------      --------      --------
Revenue:
  Product..................................................        74.6%         66.4%         70.1%
  Service..................................................        12.9          14.9          17.1
  License and royalty......................................        12.5          18.7          12.8
                                                                  -----         -----         -----
    Total revenue..........................................       100.0         100.0         100.0
                                                                  -----         -----         -----

Cost of revenue:
  Product..................................................        28.5          24.5          23.8
  Service..................................................         1.8           2.0           3.2
                                                                  -----         -----         -----
    Total cost of revenue..................................        30.3          26.5          27.0
                                                                  -----         -----         -----
Gross margin...............................................        69.7          73.5          73.0
                                                                  -----         -----         -----

Operating expenses:
  Research and development.................................        11.1          11.1          14.3
  Sales and marketing......................................        30.2          32.4          37.0
  General and administrative...............................         6.1           5.4           7.8
  Amortization of goodwill and other intangible assets.....          --            --           7.3
  In-process research and development......................          --            --           0.3
                                                                  -----         -----         -----
    Total operating expenses...............................        47.4          48.9          66.7
                                                                  -----         -----         -----

Income from operations.....................................        22.3          24.6           6.3
Interest income, net.......................................         1.4           3.0           3.6
                                                                  -----         -----         -----
Income before provision for income taxes...................        23.7          27.6           9.9
Provision for income taxes.................................         8.5           9.9           6.5
                                                                  -----         -----         -----
Net income.................................................        15.2%         17.7%          3.4%
                                                                  =====         =====         =====

YEARS ENDED MARCH 31, 2001 AND 2000

REVENUE

    Total revenues were $108.0 million and $86.2 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 25% from 2000 to 2001.

    PRODUCT. Product revenues were $75.7 million and $57.2 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 32% from 2000 to 2001. This increase was primarily due to a 26% increase in average selling price attributable to the sale of our higher end probes.

    SERVICE. Service revenues were $18.5 million and $12.8 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 45% from 2000 to 2001. This increase was primarily due to an increase in the number of support agreements attributable to new product sales.

    LICENSE AND ROYALTY. License and royalty revenues were $13.8 million and $16.2 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing a decrease of 15% from 2000 to 2001. This decrease was due to a transition in a specific product line from one of our partners.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $25.7 million and $21.1 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 22% from 2000 to 2001. This increase was primarily due to a 12% increase in the average cost per unit attributable to the sale of our higher end probes. Product gross margins were 66% and 63% for the fiscal years ended March 31, 2001 and 2000, respectively. This increase was primarily due to an increase in software sales, which have higher margins.

    SERVICE. Cost of service revenue consists primarily of personnel costs, material and consulting costs. Cost of service revenues were $3.5 million and $1.7 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 101% from 2000 to 2001. Service gross margins were 81% and 87% for the fiscal years ended March 31, 2001 and 2000, respectively. This increase in cost and decrease in margins was primarily due to an increase in material and consulting costs to support our increased installed customer base.

    Gross margins were $78.8 million and $63.3 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 24% from 2000 to 2001. Gross margin percentage was 73% for each of the fiscal years ended March 31, 2001 and 2000, respectively. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales. This increase was primarily due to an increase in the sale of our higher end probes.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $15.4 million and $9.5 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 62% from 2000 to 2001. This increase was primarily due to a 47% increase in personnel costs from 2000 to 2001 and the addition of stock-based compensation charges related to the NextPoint acquisition.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $40.0 million and $27.9 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 43% from 2000 to 2001. This increase was primarily due to a 51% increase in sales and marketing personnel costs from 2000 to 2001, an increase in certain personnel related expenses and to a lesser degree a 21% increase in marketing programs from 2000 to 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses were $8.4 million and $4.6 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 81% from 2000 to 2001. This increase was primarily due to a 51% increase in personnel costs from 2000 to 2001 and to a lesser degree an increase in expenses for ongoing operations from 2000 to 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $7.9 million for the fiscal year ended March 31, 2001 due to the acquisition of NextPoint.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development was $268,000 for the fiscal year ended March 31, 2001 due to the acquisition of NextPoint. A portion of the purchase price was allocated to acquired in-process research and development ("IPR&D") and completed technology. Completed technology and IPR&D were identified and valued through interviews and analysis of data regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and charged as an expense on the day of the acquisition. The value of IPR&D was determined considering the project's stage of completion the time and resources needed for completion, the contribution of core technology, and the projected discounted cash flows of completed products. The discount rate was determined considering weighted average cost of capital and the risk surrounding the successful completion of the projects under development.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $3.9 million and $2.6 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 54% from 2000 to 2001. This increase was primarily due to an increase in our cash balances related to cash generated by operations offset by cash used to acquire NextPoint.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $7.0 million and $8.5 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing a decrease of 18% from 2000 to 2001. NetScout's effective tax rate increased to 65% for the fiscal year ended March 31, 2001 from 36% for the fiscal year ended March 31, 2000 as a result of non-deductible amortization of goodwill and stock-based compensation expense related to the acquisition of NextPoint.

    NET INCOME. Net income was $3.7 million and $15.2 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing a decrease of 76% from 2000 to 2001. This decrease was primarily the result of amortization of goodwill and other intangible assets and stock-based compensation expense related to the acquisition of NextPoint. Net income excluding non-cash amortization of goodwill and other intangible assets and stock-based compensation expense and using a 34% effective tax rate was $13.7 million and $15.7 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing a 13% decrease from 2000 to 2001. This was primarily due to revenue growth offset by additional operating expenses resulting from the acquisition of NextPoint.

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

    SERVICE. Service revenues were $12.8 million and $8.7 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 47% from 1999 to 2000. This increase was primarily due to an increase in the number of support agreements attributable to new product sales and an increase in the sale of support agreements to new and existing customers attributable to increased sales and marketing efforts.

    LICENSE AND ROYALTY. License and royalty revenues were $16.2 million and $8.5 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 91% from 1999 to 2000. This increase was primarily due to a proportionate growth in unit sales of our software and embedded software products by Cisco.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenues were $21.1 million and $19.3 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 10% from 1999 to 2000. This increase was primarily due to higher sales volumes offset by a 30% decrease in the average cost per unit from 1999 to 2000. Product gross margins were 63% and 62% for the fiscal years ended
March 31, 2000 and 1999, respectively.

    SERVICE. Cost of service revenues were $1.7 million and $1.2 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 39% from 1999 to 2000. This increase was primarily due to a 29% increase in service personnel costs to support the increase in our installed customer base. Service gross margins were 87% and 86% for the fiscal years ended March 31, 2000 and 1999. This increase was primarily due to the timing of personnel replacements and additions as well as economies of scale.

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

    INTEREST INCOME, NET. Interest income, net of interest expense, was $2.6 million and $926,000 for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 176% from 1999 to 2000. This increase was primarily due to an increase in our cash balances related to the proceeds from our initial public offering.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $8.5 million and $5.7 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing an increase of 49% from 1999 to 2000, primarily due to higher pre-tax income. Our effective tax rate remained constant at 36% for the fiscal years ended March 31, 2000 and 1999.

    NET INCOME. Net income was $15.2 million and $10.3 million for the fiscal years ended March 31, 2000 and 1999, respectively, representing a 48% increase from 1999 to 2000. This increase was primarily due to revenue growth offset by increases in operating expenses necessary to manage our expanding business from 1999 to 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, we had $61.4 million in cash and cash equivalents. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter discounts and commissions and other offering expenses. We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2002. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. As of March 31, 2001, we had letters of credit outstanding under the line aggregating $561,000. The bank line of credit is secured by our inventory and accounts receivable.

    Cash provided by operating activities was $12.8 million, $15.3 million, and $17.7 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. In fiscal 1999, cash provided by operating activities was primarily derived from net income and to a lesser degree an increase in depreciation and amortization. This was partially offset by an increase in accounts receivable. In fiscal year 2000, cash provided by operating activities was primarily derived from net income and to a lesser degree an increase in depreciation and amortization, accrued compensation and other expenses and deferred revenue. This was partially offset by increases in accounts receivable, prepaids and other current assets, and refundable income taxes and a decrease in accounts payable. In fiscal year 2001, cash provided by operating activities was primarily derived by net income and increases in depreciation and amortization, deferred revenue and compensation expense associated with equity awards. This was partially offset by an increase in inventories.

    Cash provided by investing activities was $6.3 million for the fiscal year ended March 31, 1999, which was primarily due to the maturity of marketable securities, partially offset by the purchase of fixed assets. Cash used in investing activities was $24.2 million for the fiscal year ended March 31, 2000, which reflects the purchase of marketable securities and, to a lesser degree, the purchase of fixed assets. Cash used in investing activities was $6.3 million for the fiscal year ended March 31, 2001, which reflects cash paid for the acquisition of NextPoint, the purchase of marketable securities and the purchase of fixed assets largely offset by the proceeds from the maturity of marketable securities.

    Cash provided by financing activities was $22,000 for the fiscal year ended March 31, 1999, which was due to the proceeds from the issuance of common stock, less the purchase of treasury stock. Cash provided by financing activities was $32.0 million for the fiscal year ended March 31, 2000, which was due to the initial public offering proceeds. Cash provided by financing activities was $1.5 million for the fiscal year ended March 31, 2001, which was due to proceeds from the issuance of common stock partially offset by the repayment of notes payables assumed with the acquisition of NextPoint.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. NetScout has not engaged in derivative hedging activities and, accordingly, does not believe that the adoption of SFAS No. 133 will have a material impact on its financial reporting and related disclosures. NetScout will adopt SFAS No. 133, as required by SFAS No. 137, in fiscal year 2002.

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

    A REDUCTION IN ORDERS FROM CUSTOMERS OF CISCO SYSTEMS, INC. COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period could be materially adversely affected if we are unable to sell our products directly or through channel partners to customers of Cisco Systems, Inc. As of July 31, 2001, Cisco will no longer sell our probes to third parties under its private label, although they will continue to incorporate some of our software into their products. In the past, we have derived a significant portion of our revenue from Cisco. By selling our probes under its private label, Cisco accounted for 39%, 33% and 38% of our total revenue for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. If, as a result of our new arrangement with Cisco, we are unable to sell our products directly or through channel partners to customers of Cisco, our business, operating results and financial condition could be materially adversely affected.

    A TERMINATION OF OUR STRATEGIC RELATIONSHIP WITH CISCO MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our strategic relationship with Cisco provides us with early insight into the development of new technologies. Additionally, Cisco incorporates some of our software in their products and provides royalty revenue to NetScout. Royalty revenue from software sales to Cisco accounted for 12%, 17% and 13% of our total revenue for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. Cisco may decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated or further adversely affected for any reason, our business, operating results and financial conditions could be materially adversely affected.

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

    Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

    - current technology spending by actual and potential customers;

    - the market for network and application infrastructure performance management solutions is in an early stage of development and therefore demand for our solutions may be uneven;

    - the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;

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

    OUR CONTINUED GROWTH DEPENDS ON OUR ABILITY TO EXPAND OUR SALES FORCE. We must increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to successfully expand our sales capability, our business, operating results and financial condition could be materially adversely affected.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE INDIRECT DISTRIBUTION CHANNELS. To increase our sales, we must develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Sales to our indirect distribution channels accounted for 81%, 78% and 72% of our total revenue for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. Sales to Cisco, who will no longer resell our probes as of July 31, 2001, accounted for 51%, 50% and 51% of our total revenue for the fiscal years ended March 31, 1999, 2000 and 2001. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to develop new relationships and to expand and manage our existing relationships with partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

    IF WE FAIL TO INTRODUCE NEW PRODUCTS AND ENHANCE OUR EXISTING PRODUCTS TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, DEMAND FOR OUR PRODUCTS MAY DECLINE. The market for network and application infrastructure performance management solutions is relatively new and is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, it could have a material adverse effect on our business, operating results and financial condition.

    OUR RELIANCE ON SOLE SOURCE SUPPLIERS COULD ADVERSELY AFFECT OUR
BUSINESS. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards, which are produced for us solely by SBS Technologies, Inc., SysKonnect, Inc. and Adaptec, Inc. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would affect our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially adversely affect our business, operating results and financial condition.

    WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES. The market for network and application infrastructure performance management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

    - product performance, functionality and price;

    - name and reputation of vendor;

    - distribution strength; and

    - alliances with industry partners.

    We compete with probe vendors, such as Agilent Technologies, providers of network performance management solutions, such as Concord Communications, Inc. and Micromuse, Inc. and providers of portable network traffic analyzers, such as Network Associates, Inc. New vendors of network performance monitoring and enhancing equipment are emerging to compete with us, including Packeteer, Inc. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

    As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, operating results and financial condition.

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

    LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our Chief Executive Officer, President and co-founder, and Narendra Popat, our Chairman of the Board and co-founder. We also depend on the ability of our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition.

    WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR
MARKET. Qualified personnel are in great demand throughout the computer software, hardware and networking industries. The demand for qualified personnel is particularly acute in the New England area due to the large number of software and high technology companies. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. We have had difficulty hiring and retaining these highly skilled employees in the past. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and customer support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material adverse effect on our business, operating results and financial condition.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark and trade secret laws and non-disclosure and other contractual arrangements to protect our proprietary rights. The reverse engineering, unauthorized copying or other misappropriation of our intellectual property could enable third parties to benefit from our technology without compensating us. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. Further, we also license software from third parties for use as part of our products, and if any of these licenses were to terminate, we may experience delays in product shipment until we develop or license alternative software.

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

    IF OUR PRODUCTS CONTAIN ERRORS, THEY MAY BE COSTLY TO CORRECT, REVENUE MAY BE DELAYED, WE COULD BE SUED AND OUR REPUTATION COULD BE HARMED. Despite testing by our customers and us, errors may be found in our products after commencement of commercial shipments. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fail, a customer may assert warranty and other claims for substantial damages against us. The occurrence or discovery of these types of errors or failures could have a material adverse effect on our business, operating results and financial condition.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for a significant percentage of our total revenue for the fiscal years ended March 31, 1999, 2000 and 2001. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

    - expand international indirect distribution channels;

    - hire additional sales personnel;

    - adapt products for local markets; and

    - manage geographically dispersed operations.

    The major countries outside of North America, in which we do, or intend to do business, are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including:

    - failure of local laws to provide the same degree of protection against
      infringement of our       intellectual property;

    - protectionist laws and business practices that favor local competitors;

    - dependence on local indirect channel partners;

    - multiple conflicting and changing governmental laws and regulations;

    - longer sales cycles;

    - greater difficulty in collecting accounts receivable; and

    - foreign currency exchange rate fluctuations and political and economic instability.

    THE PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO MARKET VOLATILITY. The market price of our common stock has been highly volatile and has fluctuated significantly since the initial public offering of our common stock on August 12, 1999. The market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control. In addition, the market prices of securities of technology companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely affect the market price of our common stock.

    Recently, when the market price of a stock has been volatile, holders of that stock have occasionally instituted securities class action litigation against the company that issues that stock. If any of our stockholders brought such a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's exposure to interest rates has been and is expected to continue to be modest due to the fact that the Company currently has no outstanding amounts on its $10 million line of credit. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that we conduct all company business in U.S. dollars. The impact of currency exchange rate movements on intercompany transactions was immaterial for fiscal year 2001. Currently, the Company does not engage in foreign currency hedging activities.

    Ultimately, there will be a single currency within certain countries of the European Union, known as the Euro, and one organization, the European Central Bank, responsible for setting European monetary policy. We have reviewed the impact the Euro will have on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our transactions are denominated in U.S. dollars, we do not believe that the Euro conversion or any other currency exchange will have any material effect on our business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    NetScout's Consolidated Financial Statements and Schedules and the Report of the Independent Accountants appear beginning on page F-1 attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the past.

PART III

ITEM 10. DIRECTORS AND OFFICERS

    The directors and officers of NetScout are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Anil K. Singhal...........................        47   President, Chief Executive Officer,
                                                       Treasurer and Director
Narendra Popat............................        52   Chairman of the Board and Secretary
David P. Sommers..........................        54   Senior Vice President, General Operations
                                                       and Chief Financial Officer
John Downing..............................        43   Vice President, Sales Operations
Lisa Fiorentino...........................        35   Vice President, Finance and Administration
Michelle Flaherty.........................        50   Vice President, Human Resources
Daniel Gingras............................        50   Chief Information Officer
Bruce Kelley, Jr..........................        38   Chief Technology Officer
Ashwani Singhal...........................        40   Vice President, Engineering and Product
                                                         Development
Tracy Steele..............................        41   Vice President, Manufacturing and Business
                                                         Operations
Bruce Sweet...............................        40   Vice President, Engineering Services and
                                                         Customer Satisfaction
Michael Szabados..........................        49   Senior Vice President, Product Operations
John R. Egan..............................        43   Director
Joseph G. Hadzima, Jr.....................        49   Director
Vincent J. Mullarkey......................        53   Director
Kenneth T. Schiciano......................        38   Director

------------------------

    ANIL K. SINGHAL co-founded NetScout in June 1984 and has served as NetScout's President, Chief Executive Officer, Treasurer and Director since January 2001. Prior to this, Mr. Singhal had served as Chairman of the Board, Chief Executive Officer and Treasurer from July 1993 to December 2000. From NetScout's inception until July 1993, Mr. Singhal was President of NetScout. Mr. Singhal has served as a director of NetScout since its inception. Prior to founding NetScout, he was a Senior Architect and Project Manager at Wang Laboratories, a provider of computer systems, from 1979 until June 1984.
Mr. Singhal is the brother of Ashwani Singhal, NetScout's Vice President, Engineering and Product Development.

    NARENDRA POPAT co-founded NetScout in June 1984 and has served as NetScout's Chairman of the Board and Secretary since January 2001. Prior to that, Mr. Popat had served as President, Chief Operating Officer and Secretary from July 1993 to December 2000. From NetScout's inception until July 1993,
Mr. Popat was Chairman of the Board and Treasurer of NetScout. Mr. Popat has served as a director of NetScout since its inception. Prior to founding NetScout, Mr. Popat was a Senior Software Engineer at Wang Laboratories from 1980 until June 1984.

    DAVID P. SOMMERS has served as NetScout's Senior Vice President, General Operations and Chief Financial Officer since January 2001. Prior to this,
Mr. Sommers served as NetScout's Vice President and Chief Financial Officer from April 2000 to December 2000. From November 1998 until January 2000, Mr. Sommers was Senior Vice President and Chief Financial Officer of FlexiInternational Software, Inc., a publicly-held developer and marketer of financial accounting software. During 1998, Mr. Sommers was a consultant on mergers and acquisitions to the Senior Vice President and Chief Financial Officer of Lotus Development Corporation, an IBM subsidiary, which develops group collaboration software. From January 1996 through August 1997, he was Chief Financial Officer of SystemSoft Corporation, a publicly-held developer and marketer of system level firmware. He also served as Vice President and Chief Financial Officer of Advanced Media, Inc., a publicly-held developer and marketer of interactive multimedia systems, from September 1993 through December 1996.

    JOHN DOWNING has served as NetScout's Vice President, Sales Operations since September 2000, when he joined the company. Prior to joining NetScout, he was Vice President of Sales at Genrad Corporation, a manufacturer of electronic testing equipment and production solutions, from April 1998 until September 2000 and was Vice President of North American Sales from January 1996 until March 1998.

    LISA FIORENTINO has served as NetScout's Vice President, Finance and Administration since January 2001. Ms. Fiorentino joined NetScout in
August 1995 and served as Vice President, Finance from January 2000 until December 2000, as Director of Finance from May 1997 until January, 2000 and as Controller from August 1995 until April 1997. Prior to joining NetScout, she served as Finance Manager and held various other financial management positions for Orbotech, Inc., a manufacturer of automated optical inspection equipment for the printed circuit board industry, from January 1989 until August 1995.

    MICHELLE FLAHERTY has served as NetScout's Vice President, Human Resources since September 2000, when she joined the company. Prior to joining NetScout, she was Vice President of Business Development for Lee Hecht Harrison, Inc. from November 1997 to September 2000. Prior to that, she operated her own business, M & M Solutions, an Executive Search and Recruitment firm from January 1990 to January 2000. Also, she served as President of the Metrowest Chamber of Commerce from June 1979 to December 1990.

    DANIEL GINGRAS joined the company in April 2001 as NetScout's Chief Information Officer. Prior to joining NetScout he was Chief Executive Officer of iDolls.com, a venture backed internet retailer from July 1999 to April 2001. Prior to that, he served as Vice President and Chief Information Officer at Polymedica, a national medical products and services company, from March 1998 to March 1999. Prior to that, he served as Vice President and Chief Information Officer at Watts Industries, a manufacturer of water quality, safety and conservation product, from July 1996 to March 1998.

    BRUCE KELLEY, JR. co-founded NextPoint Networks, Inc. in November 1996 and served as a Director and as Vice President and Chief Technology Officer. Since the acquisition of NextPoint by NetScout in July 2000, Mr. Kelley had served as Vice President, Engineering, Service Level Management of NetScout from
July 2000 to December 2000. In January 2001, Mr. Kelley assumed the position of NetScout's Chief Technology Officer. Prior to founding NextPoint, he held various engineering positions at Digital Equipment Corporation from 1982 to 1996, including Consultant Software Engineer and Network Management Technical Director within Digital's Network Management Engineering Group.

    ASHWANI SINGHAL has served as Vice President, Engineering and Product Development since January 2001. Mr. Singhal joined NetScout in 1987 and served as a Senior Software Engineer and Project Manager from 1987 until
February 1997, as Director of Engineering from February 1997 until October 1998 and as Vice President, Engineering from October 1998 through December 2000. Prior to joining NetScout, he was a Senior Software Engineer at Symmetrix, an artificial intelligence systems company, from 1982 until 1987. Mr. Singhal is the brother of Anil Singhal, NetScout's President, Chief Executive Officer, Treasurer and Director.

    TRACY STEELE has served as Vice President, Manufacturing and Business Operations since January 2001. Mr. Steele joined NetScout in November 1995 and served as Director of Manufacturing from November 1995 until May 1997, and as Vice President, Manufacturing from May 1997 to December 2000. Prior to joining NetScout, he served as Director of Manufacturing for Scope Communications, a developer of hand-held network tools from 1993 to November 1995. He also served in various manufacturing and management positions at NBase-Xyplex, Inc., a computer networking company, from 1985 to February 1993.

    BRUCE SWEET co-founded NextPoint Networks, Inc. in December 1996 and served as a Director and as Vice President of Engineering and Product Development. Since the acquisition of NextPoint by NetScout in July 2000, Mr. Sweet had served as Vice President, Engineering, Capacity Management, from July 2000 to December 2000. In January 2001, Mr. Sweet assumed the position of Vice President, Engineering Services and Customer Satisfaction. Prior to founding NextPoint, he was the Director of Network Management within Digital Equipment Corporation's Network Business Unit from 1995 to 1996.
Mr. Sweet held various engineering positions of increasing responsibility within Digital Equipment Corporation beginning in 1983.

    MICHAEL SZABADOS has served as NetScout's Senior Vice President, Product Operations since January 2001. Mr. Szabados joined NetScout in August 1997 and served as Vice President, Marketing from August 1997 to December 2000. Prior to joining NetScout, he served as Chief Executive Officer of Jupiter
Technology, Inc., a developer of frame relay access drives, from March 1997 to August 1997. He also served as Vice President, Product Management/Marketing at UB Networks, a computer networking company, from July 1994 until March 1997 and served as Director of Marketing at SynOptics Communications, a computer networking company, from 1991 until July 1994.

    JOHN R. EGAN has been a director of NetScout since October 2000. Mr. Egan is a founding managing partner of Egan-Managed Capital, a Boston based venture capital fund specializing in New England, information technology, early stage investments, which began in the fall of 1996. Since 1992, he has been a member of the Board of Directors at EMC Corporation, a provider of computer storage systems and software. Mr. Egan is also a member of the Board of Trustees at Children's Hospital Trust, and serves as director for four privately held companies.

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

    VINCENT J. MULLARKEY has been a director of NetScout since November 2000. Mr. Mullarkey was the Senior Vice President, Finance and Chief Financial Officer of Digital Equipment Corporation from 1994 until his retirement in September 1998. From 1971 until 1994, Mr. Mullarkey held various positions within Digital Equipment Corporation including Vice President, Corporate Controller.

    KENNETH T. SCHICIANO has been a director of NetScout since January 1999. Mr. Schiciano has been a Managing Director of TA Associates, Inc., a venture capital firm, since December 1999. Mr. Schiciano served as a Vice President of TA Associates from August 1989 to December 1994, and as Principal from
January 1995 to December 1999. Prior to that, Mr. Schiciano was a member of the technical staff of AT&T Bell Laboratories, a telecommunications company.
Mr. Schiciano serves as a Director of Galaxy Telecom L.P., Datek Online Holdings, The Island ECN and several privately held companies.

    The Board of Directors is currently fixed at six members. NetScout's amended and restated certificate of incorporation divides the Board of Directors into three classes. The members of each class of directors serve for staggered three-year terms. The Board of Directors is composed of:

    - two Class I directors--Messrs. Schiciano and Mullarkey--whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2003;

    - two Class II directors--Messrs. Singhal and Egan--whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2001; and

    - two Class III directors--Messrs. Popat and Hadzima--whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2002.

    Our officers are elected by and serve at the discretion of the Board of Directors. Except as noted above, there are no family relationships among any of our officers and directors. The following persons are considered executive officers and are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934: Anil K. Singhal, Narendra Popat, David P. Sommers, John Downing, Lisa Fiorentino, Michelle Flaherty, Bruce Kelley, Jr., Michael Szabados, John R. Egan, Joseph G. Hadzima, Jr., Vincent J. Mullarkey and Kenneth T. Schiciano.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Based on a review of the forms and written representations received by NetScout pursuant to Section 16(a) of the Securities Exchange Act of 1934, NetScout believes that, with respect to the fiscal year ended March 31, 2001, the directors and executive officers, other than Messrs. Vincent J. Mullarkey, John R. Egan, Bruce Kelley, Jr. and Michael Szabados compiled with all applicable Section 16 filing requirements on a timely basis. Messrs. Mullarkey and Egan each failed to file an Annual Statement of changes in Beneficial Ownership on Form 5 and subsequently filed a late Form 5. Mr. Kelley failed to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 during March 2001 for seventy-two transactions and subsequently filed a late Form 4. Mr. Szabados failed to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 during December 2000 for three transactions and subsequently filed a late Form 4.

ITEM 11. EXECUTIVE COMPENSATION

    The following summary compensation table sets forth the total compensation paid or accrued for the fiscal years ended March 31, 2001, 2000 and 1999 to
(i) the Chief Executive Officer of NetScout during the fiscal year ended
March 31, 2001; (ii) each of the four other most highly compensated executive officers of NetScout during the fiscal year ended March 31, 2001; and
(iii) Ashwani Singhal who would have been one of the four most highly compensated executive officers of NetScout for the fiscal year ended March 31, 2001 but for the fact that he was no longer serving as an executive officer as of the end of the fiscal year. The Chief Executive Officer and the four other most highly compensated executive officers of NetScout listed below and Ashwani Singhal are collectively referred to below as the Named Officers. The dollar amounts listed in the column entitled "All Other Compensation" are comprised of contributions to a defined contribution plan with the exception of the amount set forth opposite David P. Sommers' name, of which $169,083 was reimbursement for moving expenses and payment of taxes due on the reimbursement amount and of which $2,583 were contributions to a defined contribution plan.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                             SECURITIES
                                                                             UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          FISCAL YEAR   SALARY ($)   BONUS ($)    OPTION (#)    COMPENSATION ($)
---------------------------          -----------   ----------   ---------   ------------   ----------------
Anil K. Singhal....................     2001         250,000     240,000            --           2,404
  President, Chief Executive            2000         250,000     325,000        37,236           1,442
  Officer, Director and Treasurer       1999         250,000     325,000            --           2,144

Narendra Popat.....................     2001         250,000     240,000            --           2,404
  Chairman of the Board and             2000         250,000     325,000        37,236           1,442
  Secretary                             1999         250,000     325,000            --           2,144

David P. Sommers...................     2001         200,000      75,000       250,000         171,621
  Senior Vice President, General        2000              --          --            --              --
  Operations and Chief Financial        1999              --          --            --              --
  Officer

Michael Szabados...................     2001         200,000      75,000        75,000           1,154
  Senior Vice President,                2000         160,000      92,500        32,188           2,570
  Product Operations                    1999         137,500      82,500            --           2,452

John Downing.......................     2001         157,450          --       125,000              --
  Vice President, Sales Operations      2000              --          --            --              --
                                        1999              --          --            --              --

Ashwani Singhal....................     2001         199,000      66,375        25,000           2,879
  Vice President, Engineering           2000         175,000      60,000        32,188           1,211
  and Product Development               1999         160,000      50,000            --           1,620

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information regarding option grants made during the fiscal year ended March 31, 2001 pursuant to NetScout's 1999 Stock Plan to each of the Named Executive Officers. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the common stock will appreciate at these assumed rates or at all. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of NetScout's common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected below will be received by the individuals.

                            STOCK OPTION GRANTS 2001
                               INDIVIDUAL GRANTS

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                            NUMBER OF                                                    ANNUAL RATES OF STOCK
                           SECURITIES        % OF TOTAL      EXERCISE                   PRICE APPRECIATION FOR
                           UNDERLYING      OPTION GRANTED    OF BASE                          OPTION TERM
                         OPTIONS GRANTED   TO EMPLOYEES IN    PRICE     EXPIRATION   -----------------------------
NAME                      (# OF SHARES)         2001          ($/SH)       DATE             5%             10%
----                     ---------------   ---------------   --------   ----------   ----------------   ----------
Anil Singhal...........           --               --%        $   --           --       $       --      $       --
Narendra Popat.........           --               --%        $   --           --       $       --      $       --
David P. Sommers.......      250,000              9.7%        $13.44      4/25/10       $2,113,086      $5,354,975
Michael Szabados.......       75,000              2.9%        $13.44      4/25/10       $  633,926      $1,606,492
John Downing...........      100,000              4.0%        $23.13      9/25/10       $1,454,633      $3,686,326
                              25,000              1.0%        $16.75      12/1/10       $  263,350      $  667,380
Ashwani Singhal........       25,000              1.0%        $13.44      4/25/10       $  211,309      $  535,497

YEAR-END OPTION TABLE

    The following table sets forth information regarding exercisable and unexercisable stock options held as of March 31, 2001 by each of the Named Executive Officers. The value realized upon exercise of stock options is calculated by determining the difference between the exercise price per share and the fair market value on the date of exercise. The value of unexercised in-the-money options has been calculated by multiplying the number of shares underlying the option by the difference between the exercise price per share payable upon exercise of such options and the fair market value at March 31, 2001 of $5.13 per share.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                      SHARES                        OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS
                                        ON                              YEAR-END               AT FISCAL YEAR-END ($)
                                     ACQUIRED      VALUE       ---------------------------   ---------------------------
NAME                                 EXERCISE   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                 --------   ------------   -----------   -------------   -----------   -------------
Anil K. Singhal....................       --            --         9,309         27,927              --            --
Narendra Popat.....................       --            --         9,309         27,927              --            --
David P. Sommers...................       --            --        46,875        203,125              --            --
Michael Szabados...................   52,000      $693,297       136,710        115,078        $300,825       $78,750
John Downing.......................       --            --         1,563        123,437              --            --
Ashwani Singhal....................       --            --        12,735         44,453              --            --

COMMITTEES OF THE BOARD OF DIRECTORS

    The current members of the Audit Committee are Messrs. Egan, Hadzima and Mullarkey. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by our independent public accountants and reviewing our system of internal accounting and financial controls. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention.

    The current members of the Compensation Committee are Messrs. Egan and Hadzima. The Compensation Committee evaluates the salaries and incentive compensation of management and employees of NetScout and administers our equity incentive plans.

DIRECTOR COMPENSATION

    Non-employee directors are compensated $12,500 annually for their services and also receive compensation of $1,500 for each regular Board of Directors meeting attended and $2,000 annually for serving on a committee of the Board of Directors. They are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or of any committee thereof. In addition, in fiscal year 2001, non-employee directors were granted options to purchase 30,000 shares of common stock of NetScout.

EMPLOYMENT AGREEMENTS

    Anil Singhal and Narendra Popat entered into employment agreements with NetScout on June 1, 1994, which were amended on January 14, 1999. Under the terms of these employment agreements, each of Messrs. Singhal and Popat receive a base salary of at least $250,000 and a year-end, non-discretionary bonus of at least $250,000. For the fiscal year ended March 31, 2001, the year-end bonus for each of Messrs. Singhal and Popat (with their consent) was $240,000. In the event that either Mr. Singhal or Mr. Popat is terminated without cause, or either decides to terminate his own employment for "good reason" each is entitled to receive severance benefits for three years as follows:

    - for the first twelve months following termination, the greater of $175,000 or base salary as of the date of termination; and

    - for each of the following twelve-month period, an amount equal to 120% of the amount received in the immediately preceding twelve months.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Other than Mr. Popat who served on the Compensation Committee until January 17, 2001, no member of this committee was at any time during the past year an officer or employee of NetScout, was formerly an officer of NetScout or any of its subsidiaries, or had any employment relationship with NetScout. During the last year, none of our executive officers served as:

    - a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors of another entity) one of whose executive officers served on the Compensation Committee of NetScout;

    - a director of another entity, one of whose executive officers served on the Compensation Committee of NetScout; or

    - a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors of another entity) one of whose executive officers served as a director of NetScout.

STOCK PLANS

    1990 STOCK OPTION PLAN. The 1990 Stock Option Plan was adopted by the Board of Directors and approved by the stockholders on October 4, 1990. In general, options granted pursuant to the 1990 Stock Option Plan are exercisable within ten years of the original grant date and become exercisable over a period of four years from a specific date; and an additional 25% of unexercisable options shall become exercisable immediately prior to the closing of a merger, acquisition, business combination or similar transaction which results in our existing stockholders owning less than 50% of NetScout's equity securities or assets. Options are not assignable or transferable except by wills or the laws of decent or distribution. We have a right of repurchase for shares issued upon the exercise of options under certain circumstances, including unauthorized transfers of the shares and termination of the optionee's relationship with NetScout in certain situations. As of March 31, 2001, options to purchase an aggregate of 902,938 shares of common stock at a weighted average exercise price of $3.14 per share were outstanding under the 1990 Stock Option Plan. No additional options grants will be made under the 1990 Stock Option Plan.

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

    As of March 31, 2001, options to purchase an aggregate of 3,192,285 shares of common stock at an average exercise price of $17.19 per share were outstanding under the 1999 Stock Option Plan.

    1999 EMPLOYEE STOCK PURCHASE PLAN. The 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in April 1999 and was approved by our stockholders in June 1999. The plan was amended by the Board of Directors on January 17, 2001. The 1999 Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock.

    The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year are eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout's stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. To participate in the 1999 Purchase Plan, an employee must authorize us to deduct an amount not less than one percent nor more than 10 percent of a participant's total cash compensation from his or her pay during six-month payment periods. The first payment period commenced on October 1, 1999 and ended on March 31, 2000. The second and third payment periods consisted of six-month periods commencing on April 1, 2000 and October 1, 2000 and ending on September 30, 2000 and March 31, 2001, respectively. The fourth payment period commenced on April 1, 2001 and will end on October 31, 2001. For the remainder of the duration of the plan, payment periods will consist of six-month periods commencing on May 1 and November 1 and ending on October 31 and April 30 of each calender year, respectively. In no case shall an employee be entitled to purchase more than 500 shares in any one payment period. The exercise price for the option granted in each payment period is 85% of the lesser of the last reported sale price of the common stock on the first or last business day of the payment period, in either event rounded up to the nearest cent. If an employee is not a participant on the last day of the payment period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. Options granted under the 1999 Purchase Plan may not be transferred or assigned. An employee's rights under the 1999 Purchase Plan terminate upon his or her voluntary withdrawal from the plan at any time or upon termination of employment. As of March 31, 2001, aggregate of 75,948 shares of common stock were issued to date under the 1999 Purchase Plan.

    NEXTPOINT NETWORKS, INC. STOCK INCENTIVE PLAN. Upon the consummation of our acquisition of NextPoint Networks, Inc., we assumed NextPoint's 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. In general, options granted pursuant to the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan are not transferable or assignable except by wills or the laws of descent and distribution. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that only (i) fifty percent (50%) of such option holder's options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four year period from a specific date. As of March 31, 2001, options to purchase an aggregate of 114,616 shares of NetScout common stock at a weighted average exercise price of $3.02 were outstanding under the 1997 Stock Incentive Plan and options to purchase an aggregate of 20,015 shares of NetScout common stock at a weighted average exercise price of $10.43 were outstanding under the 2000 Stock Incentive Plan. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

401(K) PLAN

    We maintain a 401(k) plan qualified under Section 401 of the Internal Revenue Code. All of our employees who are at least 21 years of age are eligible to participate in the 401(k) plan. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions, up to the statutorily prescribed annual limit which was $10,500 in calendar year 2000, to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. At the discretion of the Board of Directors, we may make matching contributions to the 401(k) plan. During the plan year ended December 31, 2000, we matched $.25 for each $1.00 of employee contributions up to 6% of compensation. In addition, at the discretion of the Board of

Directors, we may make profit-sharing contributions to the 401(k) plan for all eligible employees. During the plan year ending December 31, 2000, we made no profit-sharing contributions to the 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of our common stock as of June 8, 2001, and as adjusted to reflect the sale of the shares of common stock offered hereby, by:

    - each beneficial owner of more than 5% of our common stock;

    - each Named Officer;

    - each director; and

    - all executive officers, Ashwani Singhal and directors as a group.

    Unless otherwise noted, the address of each person listed on the table is c/o NetScout Systems, Inc., 4 Technology Park Drive, Westford, MA 01886, and each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law or as unless otherwise noted below.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock issuable by NetScout to a person or entity named below pursuant to options which may be exercised within 60 days after June 8, 2001 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person or entity. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

                                               NUMBER OF SHARES        PERCENTAGE
NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED   BENEFICIALLY OWNED
------------------------                      ------------------   ------------------
Anil K. Singhal(1)..........................        2,949,682             10.0%
Narendra Popat(2)...........................        1,517,317              5.1
David P. Sommers(3).........................           78,625           *
Michael Szabados(4).........................          255,188           *
John Downing (5)............................            3,125           *
Ashwani Singhal(6)..........................          692,484              2.3
John R. Egan................................               --               --
  c/o Egan-Managed Capital, L.P.
  30 Federal Street
  Boston, MA 02110-2508
Joseph G. Hadzima, Jr.(7)...................          264,178           *
  c/o Main Street Partners
  238 Main Street, Suite 400
  Cambridge, MA 02142
Kenneth T. Schiciano(8).....................           16,263           *
  c/o TA Associates, Inc.
  125 High Street
  Boston, MA 02110
Vincent J. Mullarkey........................               --               --
  2 Wingate Lane
  Acton, MA 01720
TA Entities(9)..............................        6,499,170             22.0
  c/o TA Associates, Inc.
  125 High Street
  Boston, MA 02110
Brown Capital Management....................        1,481,300              5.0
  1201 N. Calvert Street
  Baltimore, MD 21201
Abha Singhal(10)............................        1,590,000              5.4
Jyoti Popat(11).............................        2,226,056              7.5
All executive officers, Ashwani Singhal and
  directors as a group (12 persons)(12).....        5,944,951             19.8

------------------------

*   Less than 1% of the outstanding common stock.

(1) Includes 13,964 shares issuable upon the exercise of options exercisable within 60 days of June 8, 2001. Includes an aggregate of 15,350 shares held in trust for the benefit of Mr. Singhal's children; Mr. Singhal is one of two trustees of each such trust. Includes 340,000 shares held by a family limited partnership of which Mr. Singhal and Abha Singhal, Mr. Singhal's spouse, are the general partners and trusts for the benefit of their children are the limited partners. Does not include 339,023 shares held in a grantor retained annuity trust for the benefit of Mr. Singhal. Does not include 1,250,000 shares held directly by Mrs. Singhal and 1,000,000 shares held in a grantor retained annuity trust for the benefit of Mrs. Singhal.

(2) Includes 13,964 shares issuable upon the exercise of options exercisable within 60 days of June 8, 2001. Includes 340,000 shares held by a family limited partnership of which Mr. Popat and Jyoti Popat, Mr. Popat's spouse, are the general partners and trusts for the benefit of their children are the limited partners. Does not include 136,056 shares held in trust for the benefit of Mr. Popat's children; Mrs. Popat and Mr. Hadzima are the two trustees of such trust. Does not include 330,842 shares held in a grantor retained annuity trust for the benefit of Mr. Popat;
    Mr. Hadzima is the sole trustee of such trust. Does not include 1,750,000 shares held directly by Mrs. Popat and 500,000 shares held in a grantor retained annuity trust for the benefit of Mrs. Popat.

(3) Includes 78,125 shares issuable upon the exercise of options exercisable within 60 days of June 8, 2001.

(4) Includes 241,788 shares issuable upon the exercise of options exercisable within 60 days of June 8, 2001. Includes 1,400 shares owned by Mr. Szabados' daughters.

(5) Consists of shares issuable upon the exercise of options exercisable within 60 days of June 8, 2001.

(6) Includes 19,834 shares issuable upon the exercise of options exercisable within 60 days of June 8, 2001. Does not include 40,300 shares directly held by Mr. Singhal's spouse.

(7) Includes 48,750 shares issuable upon the exercise of options exercisable within 60 days of June 8, 2001. Includes 136,056 shares held in trust for the benefit of Mr. Popat's children; Mrs. Popat and Mr. Hadzima are the two trustees of such trust. Does not include 365,650 shares held in a grantor retained annuity trust for the benefit of Mr. Popat; Mr. Hadzima is the sole trustee of such trust. Mr. Hadzima disclaims beneficial ownership of all shares held in trust for the benefit of either Mr. Popat's children or Mr. Popat. The shares deemed to be beneficially owned by Mr. Hadzima do not include 53,328 shares held in trust for the benefit of Mr. Hadzima's children.

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

(10) Includes 340,000 shares held by a family limited partnership of which Mr. and Mrs. Singhal are the general partners and trusts for the benefit of their children are the limited partners. Does not include 1,000,000 shares held in a grantor retained annuity trust for the benefit of Mrs. Singhal. Does not include 2,580,368 shares held directly by Mr. Singhal and 13,964 shares issuable upon the exercise of options exercisable by Mr. Singhal within 60 days of June 8, 2001. Does not include an aggregate of 15,350 shares held in trust for the benefit of Mrs. Singhal's children;
    Mr. Singhal is one of two trustees of each such trust.

(11) Includes 340,000 shares held by a family limited partnership of which Mr. and Mrs. Popat are the general partners and trusts for the benefit of their children are the limited partners. Includes 136,056 shares held in trust for the benefit of Mrs. Popat's children; Mrs. Popat and Mr. Hadzima are the two trustees of such trust. Does not include 500,000 shares held in a grantor retained annuity trust for the benefit of Mrs. Popat. Does not include 1,163,353 shares held directly by Mr. Popat and 13,964 shares issuable upon the exercise of options exercisable by Mr. Popat within 60 days of June 8, 2001.

(12) Includes an aggregate of 476,413 shares issuable upon exercise of options exercisable within 60 days of June 8, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On March 15, 2001, NetScout Systems India Pvt. Ltd. and Frontier Software Development (India) Pvt. Ltd. entered into a Leave and License Agreement pursuant to which NetScout Systems India Pvt. Ltd. leases office space owned by Frontier Software Development (India) Pvt. Ltd. The term of the agreement is from March 15, 2001 through March 15, 2006 and NetScout Systems India Pvt. Ltd. will continue to make monthly payments of approximately $1,350 per month to Frontier Software Development (India) Pvt. Ltd. during the term. Anil Singhal, NetScout's President and Chief Executive Officer and a member of NetScout's Board of Directors, and Narendra Popat, NetScout's Chairman of the Board, each own 33 1/3% of Frontier Software Development (India) Pvt. Ltd. NetScout Systems India Pvt. Ltd. was organized under the laws of India to serve as a wholly owned subsidiary of NetScout; and in accordance with the laws of India, its shares were issued to two individuals who are residents of India. Upon approval of the government of India, the shares of NetScout Systems India Pvt. Ltd. will be transferred to NetScout.

    NetScout believes that the transaction described above was made on terms no less favorable to it than would have been obtained from unaffiliated third parties. All future transactions, if any, with our executive officers, directors and affiliates will be on terms no less favorable to us than could be obtained from unrelated third parties and will be approved by a majority of the Board of Directors and by a majority of the disinterested members of the Board of Directors.

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

       2.  Financial Statement Schedules.

           The following financial statement schedules and Report of Independent Accountants on Financial Statement Schedules are included:

          Report of Independent Accountants on Financial
            Statement Schedules.............................       S-1
          Valuation and Qualifying Accounts.................       S-2

       3.  List of Exhibits.

       The following exhibits are filed or incorporated by reference as part of this Report.

             3.1, 4.1   Third Amended and Restated Certificate of Incorporation of
                        NetScout (filed as Exhibit 3.3, 4.1 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
             3.2, 4.2   Form of Amended and Restated By-laws of NetScout (filed as
                        Exhibit 3.2, 4.2 to NetScout's Annual Report on Form 10-K
                        for the fiscal year ended March 31, 2000 and incorporated
                        herein by reference).
                  4.3   Specimen Certificate for shares of NetScout's Common Stock.
                 10.1   1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
                 10.2   1999 Stock Option and Incentive Plan (filed as Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for the
                        quarterly period ended December 31, 2000 and incorporated
                        herein by reference).
                 10.3   1999 Employee Stock Purchase Plan, as amended (filed as
                        Exhibit 10 to NetScout's Quarterly report on Form 10-Q for the quarterly period ended December 31, 2000 and
                        incorporated herein by reference).
                 10.4   Stock Purchase and Redemption Agreement dated December 31,
                        1998 by and among NetScout, Greylock Equity Limited
                        Partnership, certain affiliates of TA Associates, Inc. and
                        Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
                 10.5   Amended and Restated Rights Agreement entered into as of
                        January 15, 1999 by and among NetScout, Greylock Equity
                        Limited Partnership, certain affiliates of TA
                        Associates, Inc. and Egan-Managed Capital, L.P. (filed as
                        Exhibit 10.5 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                 10.6   Lease dated August 18, 1997 between NetScout and Michelson
                        Farm-Westford Technology Park Limited Partnership (filed as
                        Exhibit 10.6 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                 10.7   Amended and Restated Loan and Security Agreement dated
                        March 12, 1998 by and between NetScout and Silicon Valley
                        Bank (filed as Exhibit 10.7 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).
                 10.8   Loan Modification Agreement entered into March 11, 1999
                        between NetScout and Silicon Valley Bank (filed as
                        Exhibit 10.8 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                 10.9   OEM Agreement dated as of February 3, 1998 by and between
                        SDL Communications, Inc. and NetScout (filed as
                        Exhibit 10.9 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                10.10   Project Development and License Agreement dated as of
                        July 13, 1994 by and between Cisco Systems, Inc. and
                        NetScout (filed as Exhibit 10.10 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).
                10.11   Amendment No. 1 to the Project Agreement and Design License
                        Agreement dated as of January 4, 1995 by and between Cisco and NetScout (filed as Exhibit 10.11 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
                10.12   Private Label Agreement effective as of October 17, 1995 by and between Cisco and NetScout (filed as Exhibit 10.12 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).

                10.13   Amendment to Private Label Agreement and Project Development
                        and License Agreement dated May 15, 1996 by and between
                        Cisco and NetScout (filed as Exhibit 10.13 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
                10.14   Amendment No. 3 to the Private Label Agreement and Project
                        Development and License Agreement by and between Cisco and
                        NetScout (filed as Exhibit 10.14 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).
                10.15   Amendment No. 4 to Private Label Agreement and Project
                        Development and License Agreement effective as of
                        February 23, 1998 by and between Cisco and NetScout (filed as Exhibit 10.15 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                10.16   Amendment No. 5 effective as of December 26, 1999 to Private
                        Label Agreement and Project Development and License
                        Agreement between Cisco and NetScout (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q and incorporated herein by reference).
                10.17   Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
                10.18   Amendment No. 1 to Agreement Relating to Employment dated
                        January 14, 1999 by and between NetScout and Anil Singhal
                        (filed as Exhibit 10.17 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                10.19   Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
                10.20   Amendment No. 1 to Agreement Relating to Employment dated
                        January 14, 1999 by and between NetScout and Narendra Popat
                        (filed as Exhibit 10.19 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                10.21   Loan Modification Agreement entered into March 10, 2000
                        between NetScout and Silicon Valley Bank (filed as
                        Exhibit 10.25 to NetScout's Annual Report on Form 10-K for
                        the fiscal year ended March 31, 2000 and incorported herein by reference).
                10.22   Loan Modification Agreement entered into June 27, 2000
                        between NetScout and Silicon Valley Bank.
                10.23   Loan Modification Agreement entered into March 9, 2001
                        between NetScout and Silicon Valley Bank.
                10.24   Agreement and Plan of Reorganization dated June 13, 2000, by and among NetScout, NetScout Service Level Corporation,
                        NextPoint and certain stockholders of NextPoint (filed as
                        Exhibit 2.1 to NetScout's Current Report on Form 8-K filed on July 20, 2000 and incorporated herein by reference).
                10.25   Registration Rights Agreement dated as of July 7, 2000, by and among NetScout, certain NextPoint stockholders, certain
                        NextPoint Warrant Holders and Silicon Valley Bank (filed as
                        Exhibit 10.1 to NetScout's current report on Form 8-K filed on July 20, 2000 and incorporated herein by reference).
                10.26   Lease between Arturo J. Gutierrez and John A. Cataldo,
                        Trustees of Nashoba Westford Realty Trust, U/D/T dated
                        April 27, 2000 and recorded with the Middlesex North
                        Registry of Deeds in Book 10813, Page 38 and NetScout for
                        Westford Technology Park West, as amended.
                10.27   1997 Stock Incentive Plan of NextPoint Networks, Inc.,
                        assumed by NetScout (filed as Exhibit 4.3 to NetScout's
                        Registration Statement on Form S-8 (No. 333-41880) and
                        incorporated herein by reference).
                10.28   2000 Stock Incentive Plan of NextPoint, assumed by NetScout
                        (filed as Exhibit 4.4 to NetScout's Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by
                        reference).
                   21   Subsidiaries of NetScout.
                   23   Consent of PricewaterhouseCoopers LLP.

    b.  Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2001.

    The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Westford, Massachusetts on June 29, 2001.

                                                       NETSCOUT SYSTEMS, INC.

                                                       By:             /s/ ANIL K. SINGHAL
                                                            -----------------------------------------
                                                                         Anil K. Singhal
                                                               PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                                                      TREASURER AND DIRECTOR

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE(S)                      DATE
                  ---------                                   --------                      ----
             /s/ ANIL K. SINGHAL               President, Chief Executive Officer,      June 29, 2001
    ------------------------------------         Treasurer and Director (Principal
               Anil K. Singhal                   Executive Officer)

             /s/ NARENDRA POPAT                Chairman of the Board and Secretary      June 29, 2001
    ------------------------------------
               Narendra Popat

            /s/ DAVID P. SOMMERS               Senior Vice President, General           June 29, 2001
    ------------------------------------         Operations and Chief Financial
              David P. Sommers                   Officer (Principal Financial and
                                                 Accounting Officer)

              /s/ JOHN R. EGAN                 Director                                 June 29, 2001
    ------------------------------------
                John R. Egan

          /s/ JOSEPH G. HADZIMA, JR            Director                                 June 29, 2001
    ------------------------------------
            Joseph G. Hadzima, Jr

                                               Director                                 June 29, 2001
    ------------------------------------
            Vincent J. Mullarkey

          /s/ KENNETH T. SCHICIANO             Director                                 June 29, 2001
    ------------------------------------
            Kenneth T. Schiciano

                             NETSCOUT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of March 31, 2000 and 2001...    F-3
Consolidated Statements of Income for the Three Years Ended
  March 31, 1999, 2000 and 2001.............................    F-4
Consolidated Statements of Redeemable Convertible Common
  Stock and Stockholders' Equity (Deficit) for the Three
  Years Ended March 31, 1999, 2000 and 2001.................    F-5
Consolidated Statements of Cash Flows for the Three Years
  Ended March 31, 1999, 2000 and 2001.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of redeemable convertible common stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
June 14, 2001

                             NETSCOUT SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 48,515   $ 61,382
Marketable securities.......................................    21,807         --
Accounts receivable, net of allowance for doubtful accounts
  and returns of $754 and $408 at March 31, 2000 and 2001,
  respectively..............................................    10,390     11,753
Inventories.................................................     3,131      8,653
Refundable income taxes.....................................     1,899      2,412
Deferred income taxes.......................................     1,022      1,374
Prepaids and other current assets...........................     3,728      3,126
                                                              --------   --------
    Total current assets....................................    90,492     88,700
Fixed assets, net...........................................     5,657      6,937
Goodwill and other intangible assets, net...................        --     41,549
Deferred income taxes.......................................       599      4,894
                                                              --------   --------
    Total assets............................................  $ 96,748   $142,080
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $  2,789   $  4,220
Accrued compensation........................................     3,673      5,013
Accrued other...............................................     2,448      1,749
Deferred revenue............................................     6,716     10,053
                                                              --------   --------
    Total current liabilities...............................    15,626     21,035
                                                              --------   --------
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
  5,000,000 shares authorized; no shares issued or
  outstanding at March 31, 2000 and 2001....................        --         --
Common stock, $0.001 par value:
  150,000,000 shares authorized; 30,697,697 and 33,498,240
  shares issued and 26,720,443 and 29,520,986 shares
  outstanding at March 31, 2000 and 2001, respectively......        31         33
Additional paid-in capital..................................    67,366    106,354
Deferred compensation.......................................      (636)    (3,409)
Treasury stock..............................................   (25,306)   (25,306)
Retained earnings...........................................    39,667     43,373
                                                              --------   --------
    Total stockholders' equity..............................    81,122    121,045
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 96,748   $142,080
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED MARCH 31,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
Revenue:
  Product.............................................  $    50,374   $    57,206   $    75,673
  Service.............................................        8,710        12,804        18,506
  License and royalty.................................        8,467        16,149        13,772
                                                        -----------   -----------   -----------
    Total revenue.....................................       67,551        86,159       107,951
                                                        -----------   -----------   -----------
Cost of revenue:
  Product (including stock-based compensation of $0,
    $2 and $1, respectively)..........................       19,250        21,139        25,737
  Service (including stock-based compensation of $6,
    $39 and $9, respectively).........................        1,235         1,718         3,453
                                                        -----------   -----------   -----------
    Total cost of revenue.............................       20,485        22,857        29,190
                                                        -----------   -----------   -----------
Gross margin..........................................       47,066        63,302        78,761
                                                        -----------   -----------   -----------

Operating expenses:
  Research and development (including stock-based
    compensation of $68, $120 and $1,577,
    respectively).....................................        7,526         9,526        15,424
  Sales and marketing (including stock-based
    compensation of $266, $266 and $236,
    respectively).....................................       20,375        27,945        39,985
  General and administrative (including stock-based
    compensation of $3, $15 and $11, respectively)....        4,104         4,631         8,382
  Amortization of goodwill and other intangible
    assets............................................           --            --         7,892
  In-process research and development.................           --            --           268
                                                        -----------   -----------   -----------
    Total operating expenses..........................       32,005        42,102        71,951
                                                        -----------   -----------   -----------
Income from operations................................       15,061        21,200         6,810
Interest income.......................................          929         2,582         3,951
Interest expense......................................           (3)          (31)          (28)
                                                        -----------   -----------   -----------
Income before provision for income taxes..............       15,987        23,751        10,733
Provision for income taxes............................        5,715         8,539         7,027
                                                        -----------   -----------   -----------
Net income............................................  $    10,272   $    15,212   $     3,706
                                                        ===========   ===========   ===========

Basic net income per share............................  $      0.55   $      0.70   $      0.13
Diluted net income per share..........................  $      0.43   $      0.56   $      0.12
Shares used in computing:
  Basic net income per share..........................   18,585,676    21,750,205    28,487,317
  Diluted net income per share........................   23,705,999    26,946,046    29,726,284

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE COMMON STOCK AND STOCKHOLDERS'
                                EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  CLASS B REDEEMABLE                                      COMMON STOCK
                                                                              SERIES A         -----------------------------------
                                                  CONVERTIBLE COMMON         CONVERTIBLE
                                                         STOCK             PREFERRED STOCK             VOTING           NON-VOTING
                                                 ---------------------   -------------------   ----------------------   ----------
                                                   SHARES      AMOUNT     SHARES    AMOUNT       SHARES     PAR VALUE     SHARES
                                                 ----------   --------   --------   --------   ----------   ---------   ----------
Balance, March 31, 1998........................          --   $     --    631,579   $ 5,964    16,000,000      $16       3,608,000
Issuance of Class B redeemable convertible
  common stock, net of issuance costs of
  $410.........................................   6,977,254     44,161
Purchase of treasury stock.....................
Deferred compensation related to stock options
  granted......................................
Issuance of common stock pursuant to exercise
  of options...................................                                                                            427,858
Amortization of deferred compensation..........
Net income.....................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 1999........................   6,977,254     44,161    631,579     5,964    16,000,000       16       4,035,858
Conversion of issued shares into common
  stock........................................  (6,977,254)   (44,161)  (631,579)   (5,964)   13,624,678       14      (4,121,108)
Issuance of common stock pursuant to exercise
  of options...................................                                                 1,051,056        1          85,250
Issuance of common stock pursuant to employee
  stock purchase plan..........................                                                    21,963       --
Amortization of deferred compensation..........
Reversal of deferred compensation upon
  termination of employees.....................
Issuance of common stock upon NetScout's
  initial public offering, net of offering
  costs........................................
Tax benefit of disqualifying dispositions of
  stock options................................
Net income.....................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 2000........................          --         --         --        --    30,697,697       31              --
Issuance of common stock pursuant to exercise
  of options...................................                                                   636,119       --
Issuance of common stock pursuant to employee
  stock purchase plan..........................                                                    53,985       --
Issuance of common stock, options and warrants
  for the acquisition of NextPoint.............                                                 2,099,120        2
Issuance of common stock pursuant to exercise
  of warrants..................................                                                    11,319       --
Amortization of deferred compensation..........
Reversal of deferred compensation upon
  termination of employees.....................
Tax benefit of disqualifying dispositions of
  stock options................................
Net income.....................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 2001........................          --   $     --         --   $    --    33,498,240      $33              --
                                                 ==========   ========   ========   =======    ==========      ===      ==========

                                                 ----------------------                                          TOTAL
                                                             ADDITIONAL                                        STOCKHOLDERS'
                                                 ---------    PAID IN     DEFERRED       TREASURY   RETAINED     EQUITY
                                                 PAR VALUE    CAPITAL     COMPENSATION    STOCK     EARNINGS   (DEFICIT)
                                                 ---------   ----------   ------------   --------   --------   -------------
Balance, March 31, 1998........................     $ 4       $    905      ($  672)     $    --    $14,183      $ 20,400
Issuance of Class B redeemable convertible
  common stock, net of issuance costs of
  $410.........................................
Purchase of treasury stock.....................                                          (44,394)                 (44,394)
Deferred compensation related to stock options
  granted......................................                    983         (983)                                   --
Issuance of common stock pursuant to exercise
  of options...................................      --            255                                                255
Amortization of deferred compensation..........                                 343                                   343
Net income.....................................                                                      10,272        10,272
                                                    ---       --------      -------      --------   -------      --------
Balance, March 31, 1999........................       4          2,143       (1,312)     (44,394)    24,455       (13,124)
Conversion of issued shares into common
  stock........................................      (4)        50,115                                             44,161
Issuance of common stock pursuant to exercise
  of options...................................      --          2,094                                              2,095
Issuance of common stock pursuant to employee
  stock purchase plan..........................                    313                                                313
Amortization of deferred compensation..........                                 442                                   442
Reversal of deferred compensation upon
  termination of employees.....................                   (234)         234                                    --
Issuance of common stock upon NetScout's
  initial public offering, net of offering
  costs........................................                 10,486                    19,088                   29,574
Tax benefit of disqualifying dispositions of
  stock options................................                  2,449                                              2,449
Net income.....................................                                                      15,212        15,212
                                                    ---       --------      -------      --------   -------      --------
Balance, March 31, 2000........................      --         67,366         (636)     (25,306)    39,667        81,122
Issuance of common stock pursuant to exercise
  of options...................................                  2,313                                              2,313
Issuance of common stock pursuant to employee
  stock purchase plan..........................                    397                                                397
Issuance of common stock, options and warrants
  for the acquisition of NextPoint.............                 34,615       (4,961)                               29,656
Issuance of common stock pursuant to exercise
  of warrants..................................                                                                        --
Amortization of deferred compensation..........                               1,834                                 1,834
Reversal of deferred compensation upon
  termination of employees.....................                   (354)         354                                    --
Tax benefit of disqualifying dispositions of
  stock options................................                  2,017                                              2,017
Net income.....................................                                                       3,706         3,706
                                                    ---       --------      -------      --------   -------      --------
Balance, March 31, 2001........................     $--       $106,354      ($3,409)     ($25,306)  $43,373      $121,045
                                                    ===       ========      =======      ========   =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 10,272   $ 15,212   $  3,706
  Adjustments to reconcile net income to net cash provided
    by operating activities, net of effects of the
    acquisition of NextPoint:
    Depreciation and amortization...........................     2,069      2,936      4,101
    Amortization of goodwill and other intangible assets....        --         --      7,892
    In-process research and development.....................        --         --        268
    Loss on disposal of fixed assets........................        70         49        138
    Compensation expense associated with equity awards......       343        442      1,834
    Deferred income taxes...................................        70       (104)       (21)
    Changes in assets and liabilities:
      Accounts receivable...................................    (2,255)    (3,840)      (150)
      Inventories...........................................      (111)        34     (5,522)
      Refundable income taxes...............................       491     (1,682)     1,504
      Prepaids and other current assets.....................      (261)    (2,907)       719
      Accounts payable......................................       994     (1,156)     1,002
      Accrued compensation and other expenses...............     1,611      3,866       (820)
      Deferred revenue......................................      (488)     2,428      3,043
                                                              --------   --------   --------
      Net cash provided by operating activities.............    12,805     15,278     17,694
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities.........................        --    (23,807)   (18,577)
  Proceeds from maturity of marketable securities...........     8,834      2,000     40,384
  Proceeds from notes receivable--stockholders..............        --      2,000         --
  Purchase of fixed assets..................................    (2,525)    (4,415)    (4,878)
  Cash paid for acquisition of NextPoint, net of cash
    received................................................        --         --    (23,248)
                                                              --------   --------   --------
      Net cash provided by (used in) investing activities...     6,309    (24,222)    (6,319)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       255     31,982      2,710
  Proceeds from the issuance of Class B redeemable
    convertible common stock, net of issuance costs.........    44,161         --         --
  Purchase of treasury stock................................   (44,394)        --         --
  Repayment of notes payable................................        --         --     (1,218)
                                                              --------   --------   --------
      Net cash provided by financing activities.............        22     31,982      1,492
                                                              --------   --------   --------
  Net increase in cash and cash equivalents.................    19,136     23,038     12,867
  Cash and cash equivalents, beginning of year..............     6,341     25,477     48,515
                                                              --------   --------   --------
  Cash and cash equivalents, end of year....................  $ 25,477   $ 48,515   $ 61,382
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $      3   $      5   $     24
  Cash paid for income taxes................................     5,158      8,376      5,737
NON-CASH FINANCING ACTIVITIES:
  Tax benefits of disqualifying dispositions of stock
    options.................................................  $     --   $  2,449   $  2,017

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

    NetScout Systems, Inc. ("NetScout") designs, develops, manufactures, markets and supports a family of integrated products that enable optimization of the performance and cost management of complex, high-speed networks, including their ability to deliver critical business applications and content to end-users efficiently. NetScout manufactures and markets these products in an integrated hardware and software solution suite that is used by enterprise and service provider businesses worldwide. NetScout manages its business as a single segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of NetScout and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

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

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS
No. 115, NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. At March 31, 2000 and 2001, any unrealized gains or losses were not significant.

    At March 31, 2001 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

INVENTORIES AND CONCENTRATIONS OF SUPPLIERS

    Inventories are stated at the lower of cost or market with cost being determined by actual cost using the first-in, first-out ("FIFO") method.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FIXED ASSETS

    Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or other factors may indicate that the carrying amount may not be recoverable. Recoverability is measured by the carrying costs of the asset against any undiscounted future net cash flow projections expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be expensed is the excess carrying value over the fair market value of the asset. At March 31, 2000 and 2001, long-lived assets, including goodwill, were not impaired.

REVENUE RECOGNITION

    Product revenue consists of sales of hardware products and licensing software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Revenue is recorded net of an allowance for estimated product returns, which is based upon our return policy and historical experience.

    Service revenue consists primarily of customer fees from support agreements, consulting and training. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue from software support is deferred and recognized ratably over the three-month support period. Revenue from hardware support is deferred and recognized ratably over the 12-month support period. In addition, customers can elect to purchase extended support agreements, typically for 12-month periods. Revenue from these agreements is deferred and recognized ratably over the support period. Revenue from consulting and training is recognized as the work is performed.

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

    License and royalty revenue consists primarily of royalties paid under license agreements by original equipment manufacturers which incorporate components of NetScout's data collection technology in their own products or who reproduce and sell NetScout's software products. License revenue is recognized when delivery has occurred and when NetScout becomes contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon product shipment by the license holder.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Management believes its credit policies are prudent and reflect normal industry terms and business risk. In addition, NetScout maintains reserves for potential credit losses, and such losses historically have been minimal and within management's expectations. At March 31, 2000 and 2001, one customer accounted for approximately 14% and 15%, respectively, of NetScout's accounts receivable. NetScout does not anticipate non-performance by its customers and, accordingly, does not require collateral.

    One customer accounted for approximately 51%, 50% and 51% of NetScout's total revenue during the fiscal years ended March 31, 1999, 2000 and 2001, respectively.

RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

    Costs incurred in the research and development of NetScout's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") and capitalized thereafter when material to NetScout's financial position or results of operations. No software development costs were capitalized during the fiscal years ended March 31, 1999, 2000 and 2001, since costs incurred subsequent to establishment of technological feasibility were not significant.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    NetScout accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations. NetScout has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 11). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

ADVERTISING EXPENSE

    NetScout recognizes advertising expense as incurred. Advertising expense was approximately $627, $973 and $1,153 for the years ended March 31, 1999, 2000 and 2001, respectively.

NET INCOME PER SHARE

    Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income per share is computed by dividing income available to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options and reserved shares of common stock subject to repurchase using the "treasury stock" method and the assumed conversion of the Series A preferred stock and the Class B convertible common stock.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowances for doubtful accounts, prepaid royalties on software licenses resold by NetScout, and undiscounted net cash flow analysis used in determining whether goodwill and other intangible assets are impaired. These items are constantly monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

RECLASSIFICATIONS

    Certain prior years' financial statement items have been reclassified to conform to the current year's presentation.

FINANCIAL INSTRUMENTS

    The carrying value of NetScout's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133," and SFAS
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities- an Amendment of FASB Statement No. 133," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. NetScout has not engaged in derivative hedging activities and, accordingly, does not believe that the adoption of SFAS No. 133 will have a significant impact on its financial reporting and related disclosures. NetScout will adopt SFAS No. 133, as required by SFAS No. 137, in fiscal year 2002.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. INVENTORIES

    Inventories consist of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Raw materials...............................................   $2,371     $5,608
Work-in-process.............................................      476         10
Finished goods..............................................      284      3,035
                                                               ------     ------
                                                               $3,131     $8,653
                                                               ======     ======

4. GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consist of the following:

                                                           MARCH 31,   ESTIMATED
                                                             2001        LIVES
                                                           ---------   ---------
Goodwill.................................................   $45,475        5
Completed technology.....................................     2,166        3
Customer base............................................     1,100        3
Assembled workforce......................................       700        2
                                                            -------
                                                             49,441
Less--accumulated amortization...........................     7,892
                                                            -------
                                                            $41,549
                                                            =======

    Goodwill and other intangible assets will be amortized as follows:

2002........................................................  $10,536
2003........................................................   10,273
2004........................................................    9,369
2005........................................................    9,097
2006........................................................    2,274
                                                              -------
Total.......................................................  $41,549
                                                              =======

    Goodwill and other intangible assets are amortized on a straight-line basis over a period of two to five years. Due to the recent decline in NetScout's common stock value, lower than expected fourth quarter results and a general decline in the market, NetScout undertook an evaluation of its goodwill and other intangible assets and determined that the carrying amounts were recoverable. Estimates and assumptions used to determine recoverability could change in the future which could trigger a material impairment write-down.

5. ACQUISITION

    In July 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint Networks, Inc. ("NextPoint") in exchange for 1,831,518 shares of NetScout common stock and $19,600 in

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACQUISITION (CONTINUED)
cash. NetScout also issued options and warrants exercisable for 298,647 shares of NetScout common stock in exchange for all outstanding options and warrants exercisable for NextPoint common stock. In December 2000, the warrants were exercised in full. The value of the acquisition was $53,418 based on the fair value of the consideration paid plus direct acquisition costs. The acquisition was accounted for using the purchase method. In addition, 267,602 shares of NetScout common stock have been reserved and are being released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continue employment by NetScout. NetScout recorded $3,981 as deferred compensation related to the reserved shares, which will be amortized to stock-based compensation expense over the two-year period of employment. Accordingly, the results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout's statements of operations for the fiscal year ended March 31, 2001. The purchase price allocation was as follows:

Tangible net assets.........................................  $ 3,709
Intangible assets acquired:
  Goodwill..................................................   45,475
  Completed technology......................................    2,166
  Customer base.............................................    1,100
  Assembled workforce.......................................      700
  In-process research and development.......................      268
                                                              -------
Total purchase price allocation.............................  $53,418
                                                              =======

    Tangible net assets acquired include cash, accounts receivable, fixed assets, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue and notes payable, in addition to net deferred tax assets related to net operating losses carried forward from NextPoint, partially offset by deferred tax liabilities created with the acquisition of intangible assets other than goodwill and deferred compensation related to unvested options exchanged as part of the acquisition.

    A portion of the purchase price was allocated to acquired in-process research and development ("IPR&D") and completed technology. Completed technology and IPR&D were identified and valued through interviews and analysis of data regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and charged to expense on the day of the acquisition. The value of IPR&D was determined considering the project's stage of completion, the time and resources needed for completion, the contribution of core technology, and the projected discounted cash flows of completed products. The discount rate was determined considering weighted average cost of capital and the risk surrounding the successful completion of the projects under development.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACQUISITION (CONTINUED)
    The summary table below, prepared on an unaudited pro forma basis, combines NetScout's results of operations with NextPoint's results of operations as if NextPoint had been acquired as of April 1, 1999 and April 1, 2000 for the twelve months ended March 31, 2000 and 2001, respectively:

                                                            YEAR ENDED MARCH 31,
                                                           -----------------------
                                                             2000           2001
                                                           --------       --------
Revenue.............................................       $88,562        $108,975
Net loss............................................       $(2,419)       $ (2,753)
Basic net loss per share............................       $ (0.10)       $  (0.09)
Diluted net loss per share..........................       $ (0.10)       $  (0.09)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

    NetScout's effective tax rate before non-deductible costs related to the acquisition of NextPoint and stock-based compensation expense was 36% and 34% for the twelve months ended March 31, 2000 and 2001, respectively.

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

6. FIXED ASSETS

    Fixed assets consist of the following:

                                                   ESTIMATED         MARCH 31,
                                                  USEFUL LIFE   -------------------
                                                   IN YEARS       2000       2001
                                                  -----------   --------   --------
Furniture and fixtures..........................     3-7        $   968    $   966
Computer equipment and purchased software.......      3           7,068     11,776
Demonstration units.............................      2           1,891      1,775
Leasehold improvements..........................      5           2,676      3,024
                                                                -------    -------
                                                                 12,603     17,541
Less--accumulated depreciation and
  amortization..................................                  6,946     10,604
                                                                -------    -------
                                                                $ 5,657    $ 6,937
                                                                =======    =======

    Depreciation and amortization expense on fixed assets for the years ended March 31, 1999, 2000 and 2001 was $2,069, $2,936 and $4,101, respectively.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. NOTES RECEIVABLE STOCKHOLDERS

    In June 1996, the Board of Directors approved $1,100 and $900 loans to two voting stockholders ($2,000 in the aggregate). The loans were collateralized by 1,032,264 shares of voting common stock of NetScout. The loans had a five-year term with an interest rate of 6.48%, compounded semi-annually and payable annually. The loans were paid in full on August 16, 1999.

8. LINE OF CREDIT

    At March 31, 2001, NetScout had a revolving line of credit with a bank under which it can borrow up to $10,000 based upon a percentage of eligible accounts receivable. This line of credit expires on March 10, 2002. Borrowings under the line are payable on demand and bear interest at the bank's prime rate. Under the terms of the agreement, NetScout is required to comply with certain restrictive covenants, which require that NetScout maintain minimum amounts of profitability and liquidity. NetScout's accounts receivable and inventory secure the line of credit. NetScout was in compliance with all restrictive covenants at March 31, 2001. No borrowings were outstanding under the line of credit at March 31, 2001 (Note 14).

9. NET INCOME PER SHARE

    Below is a summary of the shares used in computing basic and diluted net income per share for the years indicated:

                                                   YEAR ENDED MARCH 31,
                                           ------------------------------------
                                              1999         2000         2001
                                           ----------   ----------   ----------
Weighted average number of shares
  outstanding............................  18,585,676   21,750,205   28,487,317
Shares attributable to Class B
  convertible common stock...............   1,451,269    2,540,631           --
Shares attributable to Series A preferred
  Stock..................................   2,263,579      459,955           --
Shares attributable to unvested
  non-voting common stock................      22,769           --           --
Reserved common stock (Note 5)...........          --           --      154,202
Stock options............................   1,382,706    2,195,255    1,084,765
                                           ----------   ----------   ----------
Shares used in computing diluted net
  income per share.......................  23,705,999   26,946,046   29,726,284
                                           ==========   ==========   ==========

    The following table sets forth common stock excluded from the calculation of diluted net income per share since the inclusion would be antidilutive:

                                                      YEAR ENDED MARCH 31,
                                                 -------------------------------
                                                   1999       2000       2001
                                                 --------   --------   ---------
Stock options..................................  110,977    128,634    1,925,238

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. CAPITAL STOCK

AUTHORIZED SHARES

    In April 1999, NetScout increased the authorized shares of preferred and common stock, $0.001 par value per share, to 5,000,000 and 150,000,000 shares, respectively.

PUBLIC OFFERING

    On August 17, 1999, NetScout completed an initial public offering of three million shares of common stock at $11.00 per share. NetScout received net proceeds of approximately $29,600 after deducting $2,300 in underwriting discounts and commissions and $1,100 in other offering expenses.

TREASURY STOCK

    At March 31, 2000 and 2001, 3,977,254 shares of common stock were held in treasury.

11. STOCK PLANS

1990 STOCK OPTION PLAN

    In October 1990, NetScout adopted the 1990 Stock Option Plan (the "1990 Stock Option Plan"). The 1990 Stock Option Plan provides for the granting of incentive and non-qualified stock options to employees, directors and consultants of NetScout. The 1990 Stock Option Plan, as amended, allows for the issuance of options to purchase up to 4,514,666 shares of non-voting common stock. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option is exercisable, generally over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). No additional option grants will be made under the 1990 stock option plan.

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

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. STOCK PLANS (CONTINUED)
    Transactions under the 1990 and 1999 Stock Option Plan during the years ended March 31, 1999, 2000 and 2001 are summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                                SHARES      PRICE
                                                              ----------   --------
Outstanding--March 31, 1998.................................   2,944,600    $1.67
  Granted (weighted average fair value of $0.99 and $4.53
    per share for options with exercise prices equal to and
    less than the market price, respectively, at the date of
    grant)..................................................   1,054,000     5.00
  Exercised.................................................    (427,858)    0.58
  Canceled..................................................    (484,516)    2.34
                                                              ----------
Outstanding--March 31, 1999.................................   3,086,226     2.85
  Granted (weighted average fair value of $13.22 per
    share)..................................................   1,430,789    20.95
  Exercised.................................................  (1,136,306)    1.84
  Canceled..................................................    (418,825)    7.56
                                                              ----------
Outstanding--March 31, 2000.................................   2,961,884    11.31
  Granted (weighted average fair value of $11.15 per
    share)..................................................   2,588,033    15.55
  Assumed in NextPoint acquisition (weighted average fair
    value of $12.23 per share)..............................     273,906     3.97
  Exercised.................................................    (636,119)    3.65
  Canceled..................................................    (957,850)   14.87
                                                              ----------
Outstanding--March 31, 2001.................................   4,229,854    13.78
                                                              ==========

    NetScout has assumed the stock option plans of NextPoint in connection with the acquisition. For the fiscal year ended March 31, 2001, a total of 273,906 shares of NetScout common stock have been reserved for issuance under the assumed plans and the related options are included in the preceding table. No additional option grants will be made under the assumed NextPoint stock option plans.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. STOCK PLANS (CONTINUED)
    The following tables summarize information about employee options outstanding and exercisable at March 31, 2001:

                                            WEIGHTED
                                             AVERAGE     WEIGHTED                 WEIGHTED
                                            REMAINING    AVERAGE                  AVERAGE
                               NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------     -----------   -----------   --------   -----------   --------
                                             (YEARS)
$0.003 to 1.50......            253,665        5.0        $1.02        252,076     $ 1.02
1.75 to 2.50........            310,392        6.6         2.45        256,811       2.46
3.16 to 5.00........            311,355        7.5         4.00        199,724       4.01
6.00 to 8.83........            234,766        8.6         6.77         76,238       6.44
10.06 to 13.50......            942,408        9.2        12.37         85,644      12.20
13.88 to 15.13......            596,775        9.2        14.81         97,693      14.75
16.75 to 17.00......            501,050        9.3        16.98          4,689      16.85
18.50 to 21.25......            544,901        9.1        19.76        105,699      19.01
23.13 to 28.94......            534,542        9.0        27.42        103,108      28.94
                              ---------                              ---------
                              4,229,854        8.6        13.78      1,181,682       8.24
                              =========                              =========

    As of March 31, 1999, 1,182,628 options were exercisable under the 1990 Stock Option Plan. As of March 31, 2000, 954,892 options were exercisable under the 1990 and 1999 Stock Option Plans. As of March 31, 2001, there were 1,263,498 shares of common stock available for grant under the 1999 Stock Option Plan.

FAIR VALUE DISCLOSURES

    As discussed in Note 2, NetScout has adopted SFAS No. 123 through disclosure only. Had compensation cost for NetScout's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, NetScout's net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     1999       2000       2001
                                                   --------   --------   --------
Net income (loss):
  As reported....................................  $10,272    $15,212    $ 3,706
  Pro forma......................................  $ 9,915    $13,278    ($4,804)
Basic net income (loss) per share:
  As reported....................................  $  0.55    $  0.70    $  0.13
  Pro forma......................................  $  0.53    $  0.61    ($ 0.17)
Diluted net income (loss) per share:
  As reported....................................  $  0.43    $  0.56    $  0.12
  Pro forma......................................  $  0.42    $  0.49    ($ 0.17)

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. STOCK PLANS (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                   1990 AND 1999 STOCK OPTION PLANS                  YEAR ENDED MARCH 31,
                   ---------------------------------------------------
                                                              -----------------------------------
                                                                1999       2000          2001
                                                              --------   ---------   ------------
Expected option term for options granted prior to NetScout's
  initial public offering...................................  5 years      5 years             --
Expected option term for options granted subsequent to
  NetScout's initial public offering........................       --      4 years        4 years
Expected option term for options assumed in the acquisition
  of NextPoint..............................................       --           --   1 to 4 years
Weighted average risk-free interest rate....................     5.2%         6.2%           6.0%
Expected volatility for options granted prior to NetScout's
  initial public offering...................................       --           --             --
Expected volatility for options granted subsequent to
  NetScout's initial public offering........................       --       100.0%         100.0%
Dividend yield..............................................       --           --             --

                  1999 STOCK PURCHASE PLAN                           YEAR ENDED MARCH 31,
                  ------------------------                    -----------------------------------
                                                                1999       2000          2001
                                                              --------   ---------   ------------
Expected option term for options granted subsequent to
  NetScout's initial public offering........................       --    0.5 years      0.5 years
Weighted average risk-free interest rate....................       --         5.1%           5.9%
Expected volatility for options granted subsequent to
  NetScout's initial public offering........................       --       100.0%         100.0%
Dividend yield..............................................       --           --             --

    Because additional grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

    In September 1997, NetScout granted 518,000 options to purchase non-voting common stock at $2.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $3.50 per share. In accordance with APB Opinion No. 25, NetScout recorded $518 of deferred compensation, which will be charged to NetScout's results of operations over the vesting period of the options, generally four years. For the year ended
March 31, 2001, $36 of deferred compensation was reversed due to termination of employees and for the years ended March 31, 1999, 2000 and 2001, NetScout recorded $243, $130 and $117 of compensation expense related to these options, respectively.

    In February 1999, NetScout granted 305,500 options to purchase non-voting common stock at $6.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $9.68 per share. In accordance with APB Opinion No. 25, NetScout recorded $968 of deferred compensation, which is being charged to NetScout's results of operations over the vesting period of the options, generally four years. For the years ended March 31, 2000 and 2001, $234 and $134 of deferred

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. STOCK PLANS (CONTINUED)
compensation was reversed due to termination of employees and NetScout recorded $40, $242 and $122 of compensation expense related to these options, respectively.

    As part of the NextPoint acquisition in July 2000, NetScout recorded $980 of deferred compensation, which is being charged to NetScout's results of operations over the remainder of the vesting periods, generally from one to four years. For the year ended March 31, 2001, $184 of deferred compensation was reversed due to termination of employees and NetScout recorded $201 of compensation expense related to these options.

    Also as part of the NextPoint acquisition, 267,602 shares of NetScout common stock were reserved and are being released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continue employment at NetScout. NetScout recorded $4.0 million as deferred compensation related to the reserved shares, which will be amortized to stock-based compensation expense over the two year period of employment. For the year ended March 31, 2001, NetScout record $1.4 million as compensation expense related to these reserved shares.

EMPLOYEE STOCK PURCHASE PLAN

    In April 1999, NetScout adopted the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year are eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout's stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. The 1999 Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock.

12. RETIREMENT PLAN

    In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, pursuant to which NetScout matches 25% of the employee's contribution up to 6% of the employee's salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee's contribution up to 6% of the employee's salary. NetScout contributions vest at a rate of 20% per year of service. NetScout made matching contributions of $153, $187 and $312 to the plan for the years ended March 31, 1999, 2000 and 2001, respectively.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. INCOME TAXES

    The components of the provision for income taxes are as follows:

                                                           YEAR ENDED MARCH 31,
                                                      ------------------------------
                                                        1999       2000       2001
                                                      --------   --------   --------
Current provision:
  Federal...........................................   $4,938     $7,636     $5,288
  State.............................................      674        955        979
  Foreign...........................................       33         53        122
                                                       ------     ------     ------
                                                        5,645      8,644      6,389
                                                       ------     ------     ------
Deferred tax (benefit) provision:
  Federal...........................................      (20)      (120)       818
  State.............................................       90         15       (180)
                                                       ------     ------     ------
                                                           70       (105)       638
                                                       ------     ------     ------
                                                       $5,715     $8,539     $7,027
                                                       ======     ======     ======

    The components of net deferred tax assets are as follows:

                                                          YEAR ENDED MARCH 31,
                                                          ---------------------
                                                            2000        2001
                                                          ---------   ---------
Deferred tax assets and liabilities:
  Reserves..............................................   $  428      $  182
  Accrued expenses......................................      557         878
  Fixed assets..........................................      585         863
  Deferred revenue......................................       41         257
  Intangible assets.....................................       --      (1,115)
  Net operating loss carryfowards.......................       --       4,628
  Research and development tax credit carryfowards......       --         261
  Other.................................................       10         314
                                                           ------      ------
                                                           $1,621      $6,268
                                                           ======      ======

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. INCOME TAXES (CONTINUED)
    The income tax provision computed using the federal statutory income tax rate differs from NetScout's effective tax rate primarily due to the following:

                                                            YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
Statutory U.S. federal tax rate......................    35.0%      35.0%      35.0%
State taxes, net of federal tax benefit..............     3.1        3.1        5.9
Foreign sales corporation exempt income..............    (2.1)      (1.2)      (0.2)
Goodwill amortization................................      --         --       22.3
Stock-based compensation.............................      --         --        5.5
Research and development tax credits.................    (1.5)      (1.7)      (3.2)
Other................................................     1.3        1.0        0.2
                                                         ----       ----       ----
                                                         35.8%      36.2%      65.5%
                                                         ====       ====       ====

14. COMMITMENTS AND CONTINGENCIES

LEASES

    NetScout leases office space under operating leases. Total rent expense under the leases was $1,531, $1,712 and $2,446 for the years ended March 31, 1999, 2000 and 2001, respectively.

    NetScout has committed to lease new office space for its headquarters in Westford, MA, in September 2001. Under the agreement, the current lease will terminate upon the completed move to the new facility. Future non-cancelable minimum lease commitments are as follows:

YEAR ENDING MARCH 31,
2002........................................................  $ 2,550
2003........................................................    3,082
2004........................................................    3,013
2005........................................................    2,905
2006........................................................    2,897
Remaining years.............................................   24,457
                                                              -------
Total minimum lease payments................................  $38,904
                                                              =======

    Under the terms of its current principal office lease, NetScout is required to maintain a letter of credit totaling $561 under its $10,000 revolving line of credit (Note 8).

CONTINGENCIES

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

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a material adverse effect on NetScout's financial position or results of operations.

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

15. GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows:

                                                       YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                    1999       2000       2001
                                                  --------   --------   --------
North America...................................  $59,619    $74,721    $ 96,980
Europe--Middle East--Africa.....................    4,795      5,782       5,621
Asia--Pacific...................................    3,137      5,656       5,350
                                                  -------    -------    --------
                                                  $67,551    $86,159    $107,951
                                                  =======    =======    ========

    The North America revenue includes sales made by NetScout to domestic resellers. These domestic resellers may sell NetScout products to international locations. NetScout still reports these shipments as North America revenue since NetScout ships the products to a domestic location. Substantially all of NetScout's identifiable assets are located in the United States.

16. RESULTS OF OPERATIONS--UNAUDITED

    The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended 2000 and 2001. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. RESULTS OF OPERATIONS--UNAUDITED (CONTINUED) notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                           THREE MONTHS ENDED
                                        -----------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                          1999       1999        1999       2000        2000       2000        2000       2001
                                        --------   ---------   --------   ---------   --------   ---------   --------   ---------
Revenue...............................  $19,071     $20,304    $22,842     $23,942    $25,169     $28,819    $32,473     $21,490
Gross margin..........................   13,844      14,810     17,031      17,617     18,480      20,700     23,862      15,719
                                        -------     -------    -------     -------    -------     -------    -------     -------
Net income (loss).....................  $ 3,134     $ 3,194    $ 4,371     $ 4,513    $ 4,304     ($  761)   $ 2,670     ($2,507)
                                        =======     =======    =======     =======    =======     =======    =======     =======
Basic net income (loss) per share.....  $  0.22     $  0.16    $  0.17     $  0.17    $  0.16     ($ 0.03)   $  0.09     ($ 0.09)
Diluted net income (loss) per share...  $  0.13     $  0.12    $  0.16     $  0.16    $  0.15     ($ 0.03)   $  0.09     ($ 0.09)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
NetScout Systems, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated June 14, 2001 appearing in Item 14 (a) (1) in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in
Item 14 (a) (2) of this Annual Report on Form 10-K. In our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
June 14, 2001

                             NETSCOUT SYSTEMS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT
                                                   BEGINNING OF   CHARGED TO                BALANCE AT
DESCRIPTION                                            YEAR       OPERATIONS   DEDUCTIONS   END OF YEAR
-----------                                        ------------   ----------   ----------   -----------
Year ended March 31, 1999
  Reserves and allowances deducted from asset
    accounts:
  Reserves for returns...........................    $713,000      (184,000)     (83,000)    $446,000
  Allowance for doubtful accounts................    $350,000       244,000       (4,000)    $590,000
Year ended March 31, 2000
  Reserves and allowances deducted from asset
    accounts:
  Reserves for returns...........................    $446,000       (56,000)     (61,000)    $329,000
  Allowance for doubtful accounts................    $590,000       (94,000)     (71,000)    $425,000
Year ended March 31, 2001
  Reserves and allowances deducted from asset
    accounts:
  Reserves for returns...........................    $329,000      (202,000)     (67,000)    $ 60,000
  Allowance for doubtful accounts................    $425,000       220,000*    (297,000)    $348,000

------------------------

* Including $103,000, due to the purchase of NextPoint Networks, Inc. in July 2000.

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
      3.1, 4.1          Third Amended and Restated Certificate of Incorporation of
                        NetScout (filed as Exhibit 3.3, 4.1 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
      3.2, 4.2          Form of Amended and Restated By-laws of NetScout (filed as
                        Exhibit 3.2, 4.2 to NetScout's Annual Report on Form 10-K
                        for the fiscal year ended March 31, 2000 and incorporated
                        herein by reference).
           4.3          Specimen Certificate for shares of NetScout's Common Stock.
          10.1          1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
          10.2          1999 Stock Option and Incentive Plan (filed as Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for the
                        quarterly period ended December 31, 2000 and incorporated
                        herein by reference).
          10.3          1999 Employee Stock Purchase Plan, as amended (filed as
                        Exhibit 10 to NetScout's Quarterly report on Form 10-Q for the quarterly period ended December 31, 2000 and
                        incorporated herein by reference).
          10.4          Stock Purchase and Redemption Agreement dated December 31,
                        1998 by and among NetScout, Greylock Equity Limited
                        Partnership, certain affiliates of TA Associates, Inc. and
                        Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
          10.5          Amended and Restated Rights Agreement entered into as of
                        January 15, 1999 by and among NetScout, Greylock Equity
                        Limited Partnership, certain affiliates of TA
                        Associates, Inc. and Egan-Managed Capital, L.P. (filed as
                        Exhibit 10.5 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
          10.6          Lease dated August 18, 1997 between NetScout and Michelson
                        Farm-Westford Technology Park Limited Partnership (filed as
                        Exhibit 10.6 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
          10.7          Amended and Restated Loan and Security Agreement dated
                        March 12, 1998 by and between NetScout and Silicon Valley
                        Bank (filed as Exhibit 10.7 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).
          10.8          Loan Modification Agreement entered into March 11, 1999
                        between NetScout and Silicon Valley Bank (filed as
                        Exhibit 10.8 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
          10.9          OEM Agreement dated as of February 3, 1998 by and between
                        SDL Communications, Inc. and NetScout (filed as
                        Exhibit 10.9 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
         10.10          Project Development and License Agreement dated as of
                        July 13, 1994 by and between Cisco Systems, Inc. and
                        NetScout (filed as Exhibit 10.10 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).
         10.11          Amendment No. 1 to the Project Agreement and Design License
                        Agreement dated as of January 4, 1995 by and between Cisco and NetScout (filed as Exhibit 10.11 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
         10.12          Private Label Agreement effective as of October 17, 1995 by and between Cisco and NetScout (filed as Exhibit 10.12 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         10.13          Amendment to Private Label Agreement and Project Development
                        and License Agreement dated May 15, 1996 by and between
                        Cisco and NetScout (filed as Exhibit 10.13 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
         10.14          Amendment No. 3 to the Private Label Agreement and Project
                        Development and License Agreement by and between Cisco and
                        NetScout (filed as Exhibit 10.14 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).
         10.15          Amendment No. 4 to Private Label Agreement and Project
                        Development and License Agreement effective as of
                        February 23, 1998 by and between Cisco and NetScout (filed as Exhibit 10.15 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
         10.16          Amendment No. 5 effective as of December 26, 1999 to Private
                        Label Agreement and Project Development and License
                        Agreement between Cisco and NetScout (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q and incorporated herein by reference).
         10.17          Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
         10.18          Amendment No. 1 to Agreement Relating to Employment dated
                        January 14, 1999 by and between NetScout and Anil Singhal
                        (filed as Exhibit 10.17 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
         10.19          Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
         10.20          Amendment No. 1 to Agreement Relating to Employment dated
                        January 14, 1999 by and between NetScout and Narendra Popat
                        (filed as Exhibit 10.19 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
         10.21          Loan Modification Agreement entered into March 10, 2000
                        between NetScout and Silicon Valley Bank (filed as
                        Exhibit 10.25 to NetScout's Annual Report on Form 10-K for
                        the fiscal year ended March 31, 2000 and incorported herein by reference).
         10.22          Loan Modification Agreement entered into June 27, 2000
                        between NetScout and Silicon Valley Bank.
         10.23          Loan Modification Agreement entered into March 9, 2001
                        between NetScout and Silicon Valley Bank.
         10.24          Agreement and Plan of Reorganization dated June 13, 2000, by and among NetScout, NetScout Service Level Corporation,
                        NextPoint and certain stockholders of NextPoint (filed as
                        Exhibit 2.1 to NetScout's Current Report on Form 8-K filed on July 20, 2000 and incorporated herein by reference).
         10.25          Registration Rights Agreement dated as of July 7, 2000, by and among NetScout, certain NextPoint stockholders, certain
                        NextPoint Warrant Holders and Silicon Valley Bank (filed as
                        Exhibit 10.1 to NetScout's current report on Form 8-K filed on July 20, 2000 and incorporated herein by reference).
         10.26          Lease between Arturo J. Gutierrez and John A. Cataldo,
                        Trustees of Nashoba Westford Realty Trust, U/D/T dated
                        April 27, 2000 and recorded with the Middlesex North
                        Registry of Deeds in Book 10813, Page 38 and NetScout for
                        Westford Technology Park West, as amended.
         10.27          1997 Stock Incentive Plan of NextPoint Networks, Inc.,
                        assumed by NetScout (filed as Exhibit 4.3 to NetScout's
                        Registration Statement on Form S-8 (No. 333-41880) and
                        incorporated herein by reference).
         10.28          2000 Stock Incentive Plan of NextPoint, assumed by NetScout
                        (filed as Exhibit 4.4 to NetScout's Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by
                        reference).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
            21          Subsidiaries of NetScout.
            23          Consent of PricewaterhouseCoopers LLP.