Form 10-Q
period 2001-06-30
NETSCOUT SYSTEMS INC
filed 2001-08-14
CIK 1078075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

   (MARK ONE)
       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                           ---------------------------

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

    The number of shares outstanding of the registrant's common stock as of August 9, 2001 was 29,565,827.

                             NETSCOUT SYSTEMS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................................................     3

    a.) Consolidated Balance Sheets:
            As of June 30, 2001 and March 31, 2001

    b.) Condensed Consolidated Statements of Operations:
             For the three months ended June 30, 2001 and 2000

    c.) Consolidated Statements of Cash Flows:
             For the three months ended June 30, 2001 and 2000

    d.) Notes to the Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................    19

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................    21

Item 2.  Changes in Securities and Use of Proceeds.....................................................    21

Item 6.  Exhibits and Reports on Form 8-K..............................................................    21

SIGNATURES.............................................................................................    22

EXHIBIT INDEX..........................................................................................    23


                          PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                         JUNE 30,        MARCH 31,
                                                                                                           2001            2001
                                                                                                         --------        ---------
                                             ASSETS
Current assets:
Cash and cash equivalents ..........................................................................   $   60,566    $    61,382
Accounts receivable, net of allowance for doubtful accounts and returns of $355 and $408 at
     June 30, 2001 and  March 31, 2001, respectively ...............................................        7,957         11,753
Inventories ........................................................................................        8,288          8,653
Refundable income taxes ............................................................................        2,966          2,412
Deferred income taxes ..............................................................................        1,342          1,374
Prepaids and other current assets ..................................................................        3,058          3,126
                                                                                                       ----------    -----------
       Total current assets ........................................................................       84,177         88,700
Fixed assets, net ..................................................................................        7,408          6,937
Goodwill and other intangible assets, net ..........................................................       38,915         41,549
Deferred income taxes ..............................................................................        4,846          4,894
                                                                                                       ----------    -----------
       Total assets ................................................................................   $  135,346    $   142,080
                                                                                                       ==========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...................................................................................   $    2,177    $     4,220
Accrued compensation ...............................................................................        3,740          5,013
Accrued other ......................................................................................        2,035          1,749
Deferred revenue ...................................................................................        9,804         10,053
                                                                                                       ----------    -----------
       Total current liabilities ...................................................................       17,756         21,035
                                                                                                       ----------    -----------

Contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value:
     5,000,000 shares authorized; no shares issued or outstanding at June 30, 2001 and
     March 31, 2001 ................................................................................         --             --
Common stock, $0.001 par value:
     150,000,000 shares authorized; 33,540,831 and 33,498,240 shares issued and 29,563,577 and
     29,520,986 shares outstanding at June 30, 2001 and March 31, 2001, respectively ...............           33             33
Additional paid-in capital .........................................................................      106,462        106,354
Deferred compensation ..............................................................................       (2,834)        (3,409)
Treasury stock .....................................................................................      (25,306)       (25,306)
Retained earnings ..................................................................................       39,235         43,373
                                                                                                       ----------    -----------
        Total stockholders' equity .................................................................      117,590        121,045
                                                                                                       ----------    -----------
        Total liabilities and stockholders' equity .................................................   $  135,346    $   142,080
                                                                                                       ==========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                            --------------------
                                                                            2001            2000
                                                                            ----            ----
   Revenue:
     Product ......................................................     $  10,425      $  17,761
     Service ......................................................         4,699          3,976
     License and royalty ..........................................         3,042          3,432
                                                                        ---------      ---------
          Total revenue ...........................................        18,166         25,169
                                                                        ---------      ---------
   Cost of revenue:
     Product ......................................................         4,450          6,094
     Service (including stock-based compensation of $2 and
      $0, respectively) ...........................................           917            595
                                                                        ---------      ---------
           Total cost of revenue ..................................         5,367          6,689
                                                                        ---------      ---------
   Gross margin ...................................................        12,799         18,480
                                                                        ---------      ---------

   Operating expenses:
     Research and development (including stock-based
      compensation of $542 and $10, respectively) .................         4,613          2,572
     Sales and marketing (including stock-based compensation
      of $29 and $60, respectively) ...............................         9,090          8,727
     General and administrative (including stock-based
      compensation of $2 and $2, respectively) ....................         1,714          1,594
     Amortization of goodwill and other intangible assets .........         2,634           --
                                                                        ---------      ---------
           Total operating expenses ...............................        18,051         12,893
                                                                        ---------      ---------
   Income (loss) from operations ..................................        (5,252)         5,587
   Interest income, net ...........................................           687          1,034
                                                                        ---------      ---------
   Income (loss) before provision for income taxes ................        (4,565)         6,621
   Provision for (benefit from) income taxes ......................          (427)         2,317
                                                                        ---------      ---------
   Net income (loss) ..............................................     $  (4,138)     $   4,304
                                                                        =========      =========

   Basic net income (loss) per share ..............................        $(0.14)         $0.16
   Diluted net income (loss) per share ............................        $(0.14)         $0.15
   Shares used in computing:
      Basic net income (loss) per share ...........................    29,406,508     26,762,130
      Diluted net income (loss) per share .........................    29,406,508     27,954,492

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                        -------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        2001           2000
                                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..........................................................     $ (4,138)      $  4,304
    Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of the acquisition of NextPoint:
       Depreciation and amortization ...........................................        1,128            769
       Amortization of goodwill and other intangible assets ....................        2,634           --
       Loss on disposal of fixed assets ........................................           12             11
       Compensation expense associated with equity awards ......................          575             72
       Deferred income taxes ...................................................           80           --
       Changes in assets and liabilities:
            Accounts receivable, net ...........................................        3,796         (2,214)
            Inventories ........................................................          365         (1,231)
            Refundable income taxes ............................................         (548)         1,899
            Prepaids and other current assets ..................................           68           (578)
            Accounts payable ...................................................       (2,043)         1,098
            Accrued compensation and other expenses ............................         (987)          (239)
            Income taxes payable ...............................................         --              290
            Deferred revenue ...................................................         (249)           666
                                                                                     ---------      --------
            Net cash provided by operating activities ..........................          693          4,847
                                                                                     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities ............................................         --          (12,646)
  Proceeds from maturity of marketable securities ..............................         --           16,842
  Purchase of fixed assets .....................................................       (1,611)        (1,174)
                                                                                     ---------      --------
            Net cash provided by (used in) investing activities ................       (1,611)         3,022
                                                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .......................................          102            338
                                                                                     ---------      --------
Net increase (decrease) in cash and cash equivalents ...........................         (816)         8,207
Cash and cash equivalents, beginning of the period .............................       61,382         48,515
                                                                                     ---------      --------
Cash and cash equivalents, end of the period ...................................     $ 60,566       $ 56,722
                                                                                     =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .......................................................           $1            $16
  Cash paid for income taxes ...................................................          $42           $128
NON-CASH FINANCING ACTIVITIES:
  Tax benefits of disqualifying dispositions of stock options ..................           $6            $--


   The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying consolidated financial statements as of June 30, 2001 and for the three months ended June 30, 2001 and 2000 are unaudited. In the opinion of NetScout's management, the June 30, 2001 and 2000 unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the results of operations for the year ending March 31, 2002.

    The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information refer to the consolidated financial statements and footnotes thereto included in NetScout's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001.


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

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS No. 115, NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if significant, are recorded as a separate component of stockholders' equity until realized. At June 30, 2001 and March 31, 2001, any unrealized gains or losses were not significant.

3. INVENTORIES

    Inventories consist of the following:

                                                                   JUNE 30,       MARCH 31,
                                                                     2001           2001
                                                                     ----           ----
       Raw materials...................................             $6,091         $5,608
       Work-in-process.................................                  -             10
       Finished goods..................................              2,197          3,035
                                                                    -------       -------
                                                                    $8,288         $8,653
                                                                    =======       =======

                             NETSCOUT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


4. GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consist of the following:

                                                   JUNE 30,    ESTIMATED
                                                     2001        LIVES
                                                  ---------    ---------
                 Goodwill ......................   $45,475         5
                 Completed technology ..........     2,166         3
                 Customer base .................     1,100         3
                 Assembled workforce ...........       700         2
                                                   -------
                                                    49,441
                 Less - accumulated amortization    10,526
                                                   -------
                 Total .........................   $38,915
                                                   =======



    Goodwill and other intangible assets will be amortized as follows:

              Nine months ended March 31, 2002....   $ 7,902
              2003 ...............................    10,273
              2004 ...............................     9,369
              2005 ...............................     9,097
              2006 ...............................     2,274
                                                     -------
              Total ..............................   $38,915
                                                     =======

    Due to the recent decline in NetScout's common stock value, lower than expected first quarter results and a general decline in the market, NetScout undertook an evaluation of its goodwill and other intangible assets and determined that the carrying amounts were recoverable. Estimates and assumptions underlying the projections of gross cash flows used to determine recoverability could change in the future which could trigger a material impairment write-down.

5. CONTINGENCIES

    Prior to the acquisition of NextPoint Networks, Inc. ("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint denied that a breach occurred. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit in order to limit any exposure to NetScout. NetScout plans to vigorously defend this matter. However, since this matter is at a preliminary stage, NetScout is unable to predict the outcome or estimate the amount of related expense, if any.

    In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a significant adverse effect on NetScout's financial position or results of operations.

                             NETSCOUT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

6. COMPUTATION OF NET INCOME (LOSS) PER SHARE

    Below is a summary of the shares used in computing basic and diluted net income (loss) per share for the three month periods indicated:

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                     2001         2000
                                                                     ----         ----
Weighted average number of shares
    outstanding ...............................................   29,406,508   26,762,130
Stock options .................................................         --      1,192,362
                                                                  ----------   ----------
Shares used in computing diluted net income (loss) per share...   29,406,508   27,954,492
                                                                  ==========   ==========

    The following table sets forth common stock excluded from the calculation of diluted net income (loss) per share since the inclusion would be antidilutive:


                                           THREE MONTHS ENDED
                                                 JUNE 30,
                                                 --------
                                           2001          2000
                                           ----          ----
        Stock options ...............   4,898,128      1,341,650
        Reserved common stock .......     141,830           --
                                        ---------      ---------
                                        5,039,958      1,341,650
                                        =========      =========

7. GEOGRAPHIC INFORMATION

     Revenue was distributed geographically as follows:

                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                        --------
                                                    2001       2000
                                                    ----       ----
           North America ......................   $16,318   $23,225
           Europe - Middle East - Africa.......     1,262       847
           Asia - Pacific .....................       586     1,097
                                                  -------   -------
                                                  $18,166   $25,169
                                                  =======   =======

    The North America revenue includes sales made by NetScout to domestic resellers. These domestic resellers may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. Substantially all of NetScout's identifiable assets are located in the United States.

                             NETSCOUT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will be adopted by NetScout, as required, in the first quarter of fiscal year 2003. The impact of SFAS No. 141 and SFAS No. 142 on the NetScout's financial statements has not yet been determined.

9. INCOME TAX BENEFIT

    For the three months ended June 30, 2001, the Company estimated the income tax benefit utilizing the actual effective tax rate for the quarter, representing the statutory tax rate adjusted primarily for non-deductible amortization of goodwill and stock-based compensation for the period. The Company's ability to make a reliable estimate of the annual effective tax rate will be dependent on its ability to estimate ordinary income (or loss) for the fiscal year ending March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and Management's discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2001 as filed with the Securities and Exchange Commission.

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

    For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately.

    License and royalty revenue consists primarily of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. License revenue is recognized when delivery has occurred and when we become contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon product shipment by the license holder.

    Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 69% and 75% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Total revenue generated from Cisco Systems, Inc. represented 52% and 57% of our total revenue for the three months ended June 30, 2001 and 2000, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the three months ended June 30, 2001 and 2000.

    In the past, Cisco resold our probes to customers under its own private label. As of July 31, 2001, Cisco will no longer private label NetScout probes. However, Cisco continues to incorporate components of our software technology into its products. Our strategy is to continue to collaborate with Cisco on product development and marketing and to support Cisco's continued distribution of our software products. We also intend to generate programs with Cisco to establish mechanisms for referrals of NetScout probe business and to successfully transition the Cisco customer and reseller probe relationships to NetScout. We see continued opportunity in our relationship with this computer networking industry leader and intend to continue increasing the sale, visibility and accelerated market acceptance of our products via this relationship worldwide.

    Revenue from sales outside North America represented 10% and 8% of our total revenue in the three months ended June 30, 2001 and 2000, respectively. Sales outside North America are primarily due to indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American based indirect channel partners. The North America revenue figures include sales made by NetScout to these North American based indirect channel partners. These domestic resellers may sell NetScout product to international locations, however, NetScout still reports these shipments as North America revenue since NetScout ships the product to a domestic location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:


                             NETSCOUT SYSTEMS, INC.
                      STATEMENTS OF OPERATIONS PERCENTAGES



                                                                     THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                       2001      2000
                                                                       ----      ----
Revenue:
  Product .......................................................      57.4%     70.6%
  Service .......................................................      25.9      15.8
  License and royalty ...........................................      16.7      13.6
                                                                      -----     ------
      Total revenue .............................................     100.0     100.0
                                                                      -----     ------
Cost of revenue:
  Product .......................................................      24.5      24.2
  Service .......................................................       5.0       2.4
                                                                      -----     -----
      Total cost of revenue .....................................      29.5      26.6
                                                                      -----     ------
Gross margin ....................................................      70.5      73.4
                                                                      -----     ------
Operating expenses:
  Research and development ......................................      25.4      10.2
  Sales and marketing ...........................................      50.1      34.7
  General and administrative ....................................       9.4       6.3
  Amortization of goodwill and other
    intangible assets ...........................................      14.5        --
                                                                      -----     ------
      Total operating expenses ..................................      99.4      51.2
                                                                      -----     ------
Income (loss) from operations ...................................     (28.9)     22.2
Interest income, net ............................................       3.8       4.1
                                                                      -----     ------

Income (loss) before provision for income
taxes ...........................................................     (25.1)     26.3
Provision for (benefit from) income taxes .......................      (2.3)      9.2
                                                                      -----     ------
Net income (loss) ...............................................     (22.8)%    17.1%
                                                                      ======    ======

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUE

    Total revenues were $18.2 million and $25.2 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 28% from 2000 to 2001.

    PRODUCT. Product revenues were $10.4 million and $17.8 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 41% from 2000 to 2001. This decrease was primarily due to a 49% decrease in unit sales, which was attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn.

    SERVICE. Service revenues were $4.7 million and $4.0 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of 18% from 2000 to 2001. This increase was primarily due to an increase in the number of support agreements attributable to product sales generated in recent reporting periods.

    LICENSE AND ROYALTY. License and royalty revenues were $3.0 million and $3.4 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 11% from 2000 to 2001. This decrease corresponded with the overall current slowdown in network management spending as a result of the economic downturn.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $4.5 million and $6.1 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 27% from 2000 to 2001. Product gross margins were 57% and 66% for the three months ended June 30, 2001 and 2000, respectively. This decrease was primarily due to a 49% decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn while fixed costs and overhead remained relatively constant.

    SERVICE. Cost of service revenue consists primarily of personnel costs, material and consulting costs. Cost of service revenues were $917,000 and $595,000 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of 54% from 2000 to 2001. Service gross margins were 80% and 85% for the three months ended June 30, 2001 and 2000, respectively. This was primarily due to an 83% increase in personnel costs.

    Gross margins were $12.8 million and $18.5 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 31% from 2000 to 2001. Gross margin percentage was 71% and 73% for the three months ended June 30, 2001 and 2000, respectively. This decrease was primarily due to the decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn while fixed costs and overhead remained relatively constant. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $4.6 million and $2.6 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of 79% from 2000 to 2001. This increase was primarily due to a 67% increase in personnel costs from 2000 to 2001 and, to a lesser degree, stock-based compensation charges related to the NextPoint acquisition.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $9.1 million and $8.7 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of 4% from 2000 to 2001. This increase was primarily due to a 11% increase in personnel costs from 2000 to 2001, offset by a 27% decrease in marketing spending from 2000 to 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses were $1.7 million and $1.6 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of 8% from 2000 to 2001. This increase was primarily due to increases in expenses for ongoing operations from 2000 to 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $2.6 million for the three months ended June 30, 2001 due to the acquisition of NextPoint.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $687,000 and $1.0 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 34% from 2000 to 2001. This decrease was primarily due to a decrease of investment returns on cash equivalents and marketable securities due to lower market interest rates.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) income taxes was ($427,000) and $2.3 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 118% from 2000 to 2001. For the three months ended June 30, 2001, the Company estimated the income tax benefit utilizing the actual effective tax rate for the quarter, representing the statutory tax rate adjusted primarily for non-deductible amortization of goodwill and stock-based compensation for the period. The Company's ability to make a reliable estimate of the annual effective tax rate will be dependent on its ability to estimate ordinary income (or loss) for the fiscal year ending March 31, 2002. As a result, the effective tax rate may change significantly during the fiscal year.

    NET INCOME (LOSS). Net income (loss) was ($4.1) million and $4.3 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 196% from 2000 to 2001. This decrease was primarily the result of lower product revenues attributable to the overall slowdown in network management spending in many large enterprises as a result of the economic downturn, amortization of goodwill and other intangible assets and stock-based compensation expense related to the acquisition of NextPoint. Proforma net income (loss) excluding non-cash amortization of goodwill and other intangible assets and stock-based compensation expense for the three months ended June 30, 2001 and 2000, respectively, was ($929,000) and $4.4 million for the three months ended June 30, 2001 and 2000, respectively, representing a 121% decrease from 2000 to 2001.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2001, we had $60.6 million in cash and cash equivalents. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter discounts and commissions and other offering expenses. The Company has a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2002. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. As of June 30, 2001, we had letters of credit outstanding under the line aggregating $561,000. The bank line of credit is secured by our inventory and accounts receivable.

    Cash provided by operating activities was $693,000 and $4.8 million for the three months ended June 30, 2001 and 2000, respectively. In the three months ended June 30, 2001, cash provided by operating activities was primarily derived from a decrease in accounts receivable, an increase in depreciation and amortization and amortization of goodwill and other intangible assets and an increase in stock-based compensation expense associated with equity awards. This was partially offset by a net loss and a decrease in accounts payable and accrued compensation. In the three months ended June 30, 2000, cash provided by operating activities was primarily derived from net income and to a lesser degree increases in deferred revenue, accounts payable, depreciation and amortization and decreases in refundable income taxes. This was partially offset by increases in accounts receivable, inventories and prepaid and other current assets.

    Cash used in investing activities was $1.6 million for the three months ended June 30, 2001, which was due to the purchase of fixed assets. Cash provided by investing activities was $3.0 million for the three months ended June 30, 2000, which reflected the proceeds from the maturity of marketable securities partially offset by the purchase of marketable securities and, to a lesser degree, the purchase of fixed assets.

    Cash provided by financing activities was $102,000 and $338,000 for the three months ended June 30, 2001 and 2000, respectively, which was due to the proceeds from the issuance of common stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company, as required, in the first quarter of fiscal year 2003. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

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

    A REDUCTION IN ORDERS FROM CUSTOMERS OF CISCO SYSTEMS, INC. COULD
MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period could be materially adversely affected if we are unable to sell our products directly or through channel partners to customers of Cisco Systems, Inc. As of July 31, 2001, Cisco no longer sells our probes to third parties under its private label, although it continues to incorporate some of our software into its products. In the past, we have derived a significant portion of our revenue from Cisco. By selling our probes under its private label, Cisco accounted for 34% and 43% of our total revenue for the three months ended June 30, 2001 and 2000, respectively. If, as a result of our new arrangement with Cisco, we are unable to sell our products directly or through channel partners to customers of Cisco, our business, operating results and financial condition could be materially adversely affected.

    A TERMINATION OF OUR STRATEGIC RELATIONSHIP WITH CISCO MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our strategic relationship with Cisco provides us with early insight into the development of new technologies. Additionally, Cisco incorporates some of our software in their products and provides royalty revenue to NetScout. Royalty revenue and other revenue from software sales to Cisco accounted for 18% and 14% of our total revenue for the three months ended June 30, 2001 and 2000, respectively. Cisco may decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated or further adversely affected for any reason, our business, operating results and financial conditions could be materially adversely affected.

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

    Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

o   current technology spending by actual and potential customers;
o the market for network and application infrastructure performance management solutions is in an early stage of development and therefore demand for our solutions may be uneven;
o the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;
o the timing and market acceptance of new products or product enhancements by us or our competitors;
o   distribution channels through which our products are sold could change;
o the timing of hiring sales personnel and the speed at which such personnel become productive;
o we may not be able to anticipate or adapt effectively to developing markets and rapidly changing technologies; and
o   our prices or the prices of our competitors' products may change.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE INDIRECT DISTRIBUTION CHANNELS. To increase our sales, we must develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Sales to our indirect distribution channels accounted for 69% and 75% of our total revenue for the three months ended June 30, 2001 and 2000, respectively. Sales to Cisco, who as of July 31, 2001 no longer resells our probes, accounted for 52% and 57% of our total revenue for the three months ended June 30, 2001 and 2000, respectively. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to develop new relationships and to expand and manage our existing relationships with partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

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

    WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES. The market for network and application infrastructure performance management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

o   product performance, functionality and price;
o   name and reputation of vendor;
o   distribution strength; and
o   alliances with industry partners.

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

    LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President , Chief Executive Officer and co-founder, and Narendra Popat, our Chairman of the Board and co-founder. We also depend on the ability of our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for a significant percentage of our total revenue for the three months ended June 30, 2001 and 2000. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

o   expand international indirect distribution channels;
o   hire additional sales personnel;
o   adapt products for local markets; and
o   manage geographically dispersed operations.

   The major countries outside of North America, in which we do, or intend to do business, are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including:

o failure of local laws to provide the same degree of protection against infringement of our intellectual property;
o   protectionist laws and business practices that favor local competitors;
o   dependence on local indirect channel partners;
o   multiple conflicting and changing governmental laws and regulations;
o   longer sales cycles;
o   greater difficulty in collecting accounts receivable; and
o foreign currency exchange rate fluctuations and political and economic instability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material effect on the value of our cash equivalents.

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's exposure to interest rates has been and is expected to continue to be modest due to the fact that the Company currently has no outstanding amounts on its $10 million line of credit. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that we conduct all company business in U.S. dollars. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months ended June 30, 2001. Currently, the Company does not engage in foreign currency hedging activities.

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

                             PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Prior to the acquisition of NextPoint Networks, Inc. ("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint denied that a breach occurred. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit in order to limit any exposure to NetScout. NetScout plans to vigorously defend this matter. However, since this matter is at a preliminary stage, NetScout is unable to predict the outcome or estimate the amount of related expense, if any.

    In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a significant adverse effect on NetScout's financial position or results of operations.

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

    10. Amendment No. 6 effective as of April 13, 2001 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout Systems, Inc.*

(b) Reports on Form 8-K -- A report on Form 8-K was filed with the Securities and Exchange Commission on June 19, 2001 with respect to:

    Item 5 -- Other Events. To disclose that the Company issued a press release announcing that it will offer its Probes directly or through channel partners to Cisco Systems, Inc. customers, in lieu of a previous private label arrangement.

*Confidential treatment requested pursuant to rule 24b-2 of the Securities Exchange Act of 1934.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NETSCOUT SYSTEMS, INC.

Date: August 14, 2001         /S/ ANIL K. SINGHAL
                              ------------------------------------------------
                              Name: Anil K. Singhal
                              Title: President, Chief Executive Officer,
                                     Treasurer and Director (Principal
                                     Executive Officer)


Date: August 14, 2001         /S/ DAVID P. SOMMERS
                              --------------------------------------
                              Name:  David P. Sommers
                              Title: Senior Vice President, General Operations
                                     and Chief Financial Officer (Principal
                                     Financial Officer and Accounting Officer)

                                  EXHIBIT INDEX


 EXHIBIT NO.                      DESCRIPTION
------------   -----------------------------------------------------------------

     10 Amendment No. 6 effective as of April 13, 2001 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout Systems, Inc.*


-------------------------

  * Confidential treatment requested pursuant to rule 24b-2 of the Securities and Exchange Act of 1934.