Form 10-Q
period 2001-09-30
NETSCOUT SYSTEMS INC
filed 2001-11-14
CIK 1078075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________TO ______________

                        COMMISSION FILE NUMBER 0000-26251

                       ----------------------------------

                             NETSCOUT SYSTEMS, INC.
               (Exact name of registrant as specified in charter)

            DELAWARE                                         04-2837575
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                     310 LITTLETON ROAD, WESTFORD, MA 01886
                                 (978) 614-4000

                         ------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 Par Value

                           ---------------------------

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

    The number of shares outstanding of the registrant's common stock as of November 09, 2001 was 29,679,726.

                             NETSCOUT SYSTEMS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements........................................................................      3
    a.) Condensed Consolidated Balance Sheets:
            As of September 30, 2001 and March 31, 2001

    b.) Condensed Consolidated Statements of Operations:
             For the three and six months ended September 30, 2001 and September 30, 2000

    c.) Condensed Consolidated Statements of Cash Flows:
             For the six months ended September 30, 2001 and September 30, 2000

    d.) Notes to the Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................     20

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................     20

Item 2.  Changes in Securities and Use of Proceeds...................................................     21

Item 4.  Submission of Matters to a Vote of Security Holders.........................................     21

Item 6.  Exhibits and Reports on Form 8-K............................................................     21

SIGNATURES...........................................................................................     22

EXHIBIT INDEX

                          PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,   MARCH 31,
                                                                          2001         2001
                                                                     -------------  ----------
                                     ASSETS
Current assets:
Cash and cash equivalents ..........................................   $  44,744    $  61,382
Marketable securities ..............................................      15,095         --
Accounts receivable, net of allowance for doubtful accounts
   and returns of $944 and $408 at September 30, 2001
   and March 31, 2001, respectively ................................      10,410       11,753
Inventories ........................................................       6,497        8,653
Refundable income taxes ............................................       2,503        2,412
Deferred income taxes ..............................................       1,269        1,374
Prepaids and other current assets ..................................       3,764        3,126
                                                                       ---------    ---------
     Total current assets ..........................................      84,282       88,700
Fixed assets, net ..................................................       8,363        6,937
Goodwill and other intangible assets, net ..........................      36,281       41,549
Deferred income taxes ..............................................       5,522        4,894
                                                                       ---------    ---------
     Total assets ..................................................   $ 134,448    $ 142,080
                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...................................................   $   3,298    $   4,220
Accrued compensation ...............................................       4,052        5,013
Accrued other ......................................................       2,371        1,749
Deferred revenue ...................................................       9,891       10,053
                                                                       ---------    ---------
     Total current liabilities .....................................      19,612       21,035
                                                                       ---------    ---------
Contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value:
     5,000,000 shares authorized; no shares issued or outstanding at
       September 30, 2001 and March 31, 2001 .......................        --           --
Common stock, $0.001 par value:
     150,000,000 shares authorized; 33,558,081 and 33,498,240 shares issued and 29,457,827 and 29,520,986 shares outstanding at
       September 30, 2001 and March 31, 2001, respectively .........          34           33
Additional paid-in capital .........................................     106,486      106,354
Deferred compensation ..............................................      (2,224)      (3,409)
Treasury stock .....................................................     (25,750)     (25,306)
Retained earnings ..................................................      36,290       43,373
                                                                       ---------    ---------
     Total stockholders' equity ....................................     114,836      121,045
                                                                       ---------    ---------
     Total liabilities and stockholders'equity .....................   $ 134,448    $ 142,080
                                                                       =========    =========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ----------------------      ----------------------
                                                                          2001          2000          2001          2000
                                                                        --------      --------      --------      --------
Revenue:
  Product .........................................................     $ 12,263      $ 20,790      $ 22,688      $ 38,551
  Service .........................................................        5,031         4,427         9,730         8,404
  License and royalty .............................................        2,438         3,602         5,480         7,033
                                                                        --------      --------      --------      --------
      Total revenue ...............................................       19,732        28,819        37,898        53,988
                                                                        --------      --------      --------      --------

Cost of revenue:
  Product .........................................................        4,336         7,262         8,786        13,356
  Service (including stock-based compensation of $2, $0, $4 and $1,
      respectively) ...............................................          870           857         1,787         1,452
                                                                        --------      --------      --------      --------
      Total cost of revenue .......................................        5,206         8,119        10,573        14,808
                                                                        --------      --------      --------      --------
Gross margin ......................................................       14,526        20,700        27,325        39,180
                                                                        --------      --------      --------      --------

Operating expenses:
  Research and development (including stock-based compensation
      of $549, $521, $1,091 and $531, respectively) ...............        4,983         4,339         9,596         6,911
  Sales and marketing (including stock-based compensation of
      $29, $53, $58 and $113, respectively) .......................        8,487        10,250        17,577        18,977
  General and administrative (including stock-based compensation of
      $2, $2, $4 and $4, respectively) ............................        1,904         2,349         3,618         3,943
  Amortization of goodwill and other intangible assets ............        2,634         2,666         5,268         2,666
  In-process research and development .............................         --             268          --             268
                                                                        --------      --------      --------      --------
      Total operating expenses ....................................       18,008        19,872        36,059        32,765
                                                                        --------      --------      --------      --------
Income (loss) from operations .....................................       (3,482)          828        (8,734)        6,415
Interest income, net ..............................................          499         1,108         1,186         2,142
                                                                        --------      --------      --------      --------
Income before provision for (benefit from) income taxes ...........       (2,983)        1,936        (7,548)        8,557
Provision for (benefit from) income taxes .........................          (38)        2,697          (465)        5,014
                                                                        --------      --------      --------      --------
Net income (loss) .................................................     $ (2,945)     $   (761)     $ (7,083)     $  3,543
                                                                        ========      ========      ========      ========

Basic net income (loss) per share .................................     $  (0.10)     $  (0.03)     $  (0.24)     $   0.13
Diluted net income (loss) per share ...............................     $  (0.10)     $  (0.03)     $  (0.24)     $   0.12
Shares used in computing:
  Basic net income (loss) per share ...............................       29,444        28,585        29,441        27,561
  Diluted net income (loss) per share .............................       29,444        28,585        29,441        28,955

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       -----------------------
                                                                                          2001          2000
                                                                                       ---------     ---------
Cash flows from operating activities:
   Net income (loss) .............................................................     $ (7,083)     $  3,543
   Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisition of NextPoint:
     Depreciation and amortization ...............................................        2,311         1,753
     Amortization of goodwill and other intangible assets ........................        5,268         2,666
     In-process research and development .........................................         --             268
     Loss on disposal of fixed assets ............................................           37            55
     Compensation expense associated with equity awards ..........................        1,157           649
     Deferred income taxes .......................................................         (523)          431
     Changes in assets and liabilities:
        Accounts receivable, net .................................................        1,343        (1,635)
        Inventories ..............................................................        2,156          (503)
        Refundable income taxes ..................................................          (59)        1,625
        Prepaids and other current assets ........................................         (638)          (33)
        Accounts payable .........................................................         (922)          199
        Accrued compensation and other expenses ..................................         (339)       (1,098)
        Deferred revenue .........................................................         (162)        1,622
                                                                                       --------      --------
        Net cash provided by operating activities ................................        2,546         9,542
                                                                                       --------      --------

Cash flows from investing activities:
   Purchase of marketable securities .............................................      (15,095)      (18,577)
   Proceeds from maturity of marketable securities ...............................         --          22,599
   Purchase of fixed assets ......................................................       (3,774)       (2,397)
   Cash paid for acquisition of NextPoint, net of cash received ..................         --         (22,914)
                                                                                       --------      --------
     Net cash used in investing activities .......................................      (18,869)      (21,289)
                                                                                       --------      --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ........................................          129         1,655
   Purchase of treasury stock ....................................................         (444)         --
   Repayment of notes payable ....................................................         --          (1,219)
                                                                                       --------      --------
     Net cash provided by (used in) financing activities .........................         (315)          436
                                                                                       --------      --------

Net decrease in cash and cash equivalents ........................................      (16,638)      (11,311)
Cash and cash equivalents, beginning of year .....................................       61,382        48,515
                                                                                       --------      --------
Cash and cash equivalents, end of period .........................................     $ 44,744      $ 37,204
                                                                                       ========      ========

Supplemental disclosure of cash flow information:
   Cash paid for interest ........................................................     $      1      $     35
   Cash paid for income taxes ....................................................          140         2,400

Non-cash financing activities:
   Tax benefits of disqualifying dispositions of stock options ...................     $     32      $    557

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

       The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2001 and for the three and six months ended September 30, 2001 and 2000, respectively, have been prepared by NetScout Systems, Inc. (the "Company" or "NetScout") in accordance with generally accepted accounting principals for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been considered or omitted pursuant to such regulations. In the opinion of NetScout's management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results of operations for the year ending March 31, 2002.

       The balance sheet at March 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

       NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. At September 30, 2001 and March 31, 2001, any unrealized gains or losses were not significant.

3. INVENTORIES

       Inventories consist of the following:

                                            SEPTEMBER 30,      MARCH 31,
                                                2001             2001
                                            -------------      ---------
            Raw materials ...........          $4,298          $5,608
            Work-in-process .........            --                10
            Finished goods ..........           2,199           3,035
                                               ------          ------
                                               $6,497          $8,653
                                               ======          ======

                             NETSCOUT SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill and other intangible assets consist of the following:

                                                          SEPTEMBER 30,
                                                      2001             2000
                                                   -------------   -------------
            Goodwill ......................          $45,475          $45,142
            Completed technology ..........            2,166            2,166
            Customer base .................            1,100            1,100
            Assembled workforce ...........              700              700
                                                     -------          -------
                                                      49,441           49,108
            Less - accumulated amortization           13,160            2,666
                                                     -------          -------
            Total .........................          $36,281          $46,442
                                                     =======          =======

       Goodwill and other intangible assets will be amortized as follows:

            Six months ended March 31, 2002 ..          $ 5,268
            2003 .............................           10,273
            2004 .............................            9,369
            2005 .............................            9,097
            2006 .............................            2,274
                                                        -------
            Total ............................          $36,281
                                                        =======

5. TREASURY STOCK

       On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout's stock repurchase program may be made from time-to-time without prior notice. As of September 30, 2001, NetScout has repurchased 123,000 shares under this program.

6. CONTINGENCIES

       Prior to the acquisition of NextPoint Networks, Inc.("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint denied the claim. NetScout plans to vigorously defend this matter. The matter is scheduled for trial in November 2001.

       An escrow balance was established at the time of the acquisition to account for potential losses related to this suit in order to limit any exposure to NetScout. At this time, NetScout is unable to predict the outcome or estimate of amount of related expense, if any.

       In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a significant adverse effect on NetScout's financial position or results of operations.

                             NETSCOUT SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

7. COMPUTATION OF NET INCOME (LOSS) PER SHARE

       Below is a summary of the shares used in computing basic and diluted net income (loss) per share for the three and six month periods indicated:

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          -----------------------     -----------------------
                                                                           2001            2000         2001             2000
                                                                          -------         -------     -------          ------
       Weighted average number of shares outstanding .................     29,444          28,585      29,441          27,561
       Stock options .................................................       --              --          --             1,394
                                                                           ------          ------      ------          ------
       Shares used in computing diluted net income (loss) per share..      29,444          28,585      29,441          28,955
                                                                           ======          ======      ======          ======

       The following table sets forth common stock excluded from the calculation of diluted net income (loss) per share since the inclusion would be antidilutive:

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          -----------------------     -----------------------
                                                                           2001            2000         2001             2000
                                                                          -------         -------     -------          ------

       Stock options .............................................          4,107          1,158          3,489          1,061
       Restricted common stock ...................................            110            237            126           --
                                                                            -----          -----          -----          -----
                                                                            4,217          1,395          3,615          1,061
                                                                            =====          =====          =====          =====

8. GEOGRAPHIC INFORMATION

       Revenue was distributed geographically as follows:

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          -----------------------     -----------------------
                                                                           2001            2000         2001             2000
                                                                          -------         -------     -------          ------
              North America..........................................     $17,936         $26,255     $34,254          $49,481
              Europe - Middle East - Africa..........................       1,460           1,248       2,722            2,094
              Asia - Pacific.........................................         336           1,316         922            2,413
                                                                          -------         -------     -------          -------
                                                                          $19,732         $28,819      37,898          $53,988
                                                                          =======         =======     =======          =======

       The North America revenue includes sales made by NetScout to domestic resellers. These domestic resellers may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. Substantially all of NetScout's identifiable assets are located in the United States.

                             NETSCOUT SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective March, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. NetScout does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective March 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." NetScout does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statement.

10. INCOME TAX BENEFIT

       For the six months ended September 30, 2001, the Company estimated the income tax benefit utilizing an estimated annual effective tax rate for the fiscal year ended March 31, 2002, representing the statutory tax rate adjusted primarily for non-deductible amortization of goodwill and stock-based compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2001 as filed with the Securities and Exchange Commission.

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

       NetScout was incorporated in 1984 as a consulting services company. In 1992, the Company began to develop and market its first infrastructure performance management products. Our operations have been financed principally through cash provided by operations and we have been profitable for each of the last eight fiscal years. On July 7, 2000, NetScout completed its acquisition of NextPoint Networks, Inc. The transaction was valued at approximately $53.4 million.

       Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Revenue is recorded net of an allowance for estimated product returns, which is based upon our return policy, sales agreements and historical experience.

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

       Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 65% and 73% of total revenue for the three months ended September 30, 2001 and 2000, respectively, and 67% and 74% of total revenue for the six months ended September 30, 2001 and 2000, respectively. Total revenue generated from Cisco Systems, Inc. represented 40% and 55% of our total revenue for the three months ended September 30, 2001 and 2000, respectively, and 46% and 56% of our total revenue for the six months ended September 30, 2001 and 2000, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the three or six months ended September 30, 2001 and 2000.

       In the past, Cisco resold our probes to customers under its own private label. As of July 28, 2001, Cisco no longer private labeled NetScout probes. However, Cisco continues to incorporate components of our software technology into its products. Our strategy is to continue to collaborate with Cisco on product development and marketing and to support Cisco's continued distribution of our software products. We will continue to transition Cisco customers and resellers to a direct relationship with NetScout. We also see continued opportunity in our relationship with this computer networking industry leader and intend to continue increasing the sale, visibility and accelerated market acceptance of our products via this relationship worldwide.

       Revenue from sales outside North America represented 9% of our total revenue in the three months ended September 30, 2001 and 2000 and 10% and 8% of our total revenue for the six months ended September 30, 2001 and 2000, respectively. Sales outside North America are primarily due to indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American based indirect channel partners. These domestic resellers may sell NetScout products to international locations, however, NetScout still reports these shipments as North America revenue since NetScout ships the products to a domestic location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

                             NETSCOUT SYSTEMS, INC.
              STATEMENTS OF OPERATIONS PERCENTAGES OF TOTAL REVENUE

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                                    2001        2000        2001         2000
                                                                 ---------    ---------   ---------    -------
Revenue:
  Product ....................................................        62.1%       72.1%       59.9%       71.4%
  Service ....................................................        25.5        15.4        25.7        15.6
  License and royalty ........................................        12.4        12.5        14.4        13.0
                                                                   -------      ------      ------      ------
      Total revenue ..........................................       100.0       100.0       100.0       100.0
                                                                   -------      ------      ------      ------

Cost of revenue:
  Product ....................................................        22.0        25.2        23.2        24.7
  Service ....................................................         4.4         3.0         4.7         2.7
                                                                   -------      ------      ------      ------
       Total cost of revenue .................................        26.4        28.2        27.9        27.4
                                                                   -------      ------      ------      ------
Gross margin .................................................        73.6        71.8        72.1        72.6
                                                                   -------      ------      ------      ------

Operating expenses:
  Research and development ...................................        25.3        15.1        25.3        12.8
  Sales and marketing ........................................        43.0        35.5        46.4        35.2
  General and administrative .................................         9.6         8.1         9.5         7.3
  Amortization of goodwill and other intangible assets .......        13.3         9.3        13.9         4.9
  In-process research and development ........................      --             0.9      --             0.5
                                                                   -------      ------      ------      ------
       Total operating expenses ..............................        91.2        68.9        95.1        60.7
                                                                   -------      ------      ------      ------
Income (loss) from operations ................................       (17.6)        2.9       (23.0)       11.9
Interest income, net .........................................         2.5         3.8         3.1         4.0
                                                                   -------      ------      ------      ------
Income (loss) before provision for (benefit from) income taxes       (15.1)        6.7       (19.9)       15.9
Provision for (benefit from) income taxes ....................        (0.2)        9.4        (1.2)        9.3
                                                                   -------      ------      ------      ------
Net income (loss) ............................................       (14.9)%      (2.7)%     (18.7)%       6.6%
                                                                   =======      ======      ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUE

       Total revenues were $19.7 million and $28.8 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 32% from 2000 to 2001.

       PRODUCT. Product revenues were $12.3 million and $20.8 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 41% from 2000 to 2001. This decrease was primarily due to a 54% decrease in unit sales, which was attributable to the continued slowdown in network management spending in many large enterprises as a result of the economic downturn. It is unknown how much of an effect the tragic events of September 11, 2001 will continue to have on this economic downturn and what impact, if any, that it will have on our future revenue results.

       SERVICE. Service revenues were $5.0 million and $4.4 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of 14% from 2000 to 2001. This increase was primarily due to an increase in the number of support agreements attributable to product sales generated in recent reporting periods combined with continued support agreement renewals from our existing installed base.

       LICENSE AND ROYALTY. License and royalty revenues were $2.4 million and $3.6 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 32% from 2000 to 2001. This decrease corresponded with the continued slowdown in network management spending as a result of the economic downturn. It is unknown how much of an effect the tragic events of September 11, 2001 will continue to have on this economic downturn and what impact, if any, that it will have on our future revenue results.

COST OF REVENUE AND GROSS MARGIN

       PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $4.3 million and $7.3 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 40% from 2000 to 2001. This decrease corresponds with a 54% decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn. Product gross margins were 65% for the three months ended September 30, 2001 and 2000.

       SERVICE. Cost of service revenue consists primarily of personnel costs, material and consulting costs. Cost of service revenues were $870,000 and $857,000 for the three months ended September 30, 2001 and 2000, respectively, representing an increase of 2% from 2000 to 2001. Service gross margins were 83% and 81% for the three months ended September 30, 2001 and 2000, respectively. This was primarily due to a 43% increase in personnel costs, offset by a 26% decrease in general support expenses.

       Gross margins were $14.5 million and $20.7 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 30% from 2000 to 2001. Gross margin percentage was 74% and 72% for the three months ended September 30, 2001 and 2000, respectively. This decrease in margin dollars was primarily due to the decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales.

OPERATING EXPENSES

       RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $5.0 million and $4.3 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of 15% from 2000 to 2001. This increase was primarily due to a 26% increase in personnel costs from 2000 to 2001, offset by a 79% decrease in consulting costs.

       SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising, and new product launch activities. Sales and marketing expenses were $8.5 million and $10.3 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 17% from 2000 to 2001. This decrease was primarily due to an 81% decrease in marketing spending and a 97% decrease in recruitment expenses from 2000 to 2001.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees. General and administrative expenses were $1.9 million and $2.3 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 19% from 2000 to 2001. This decrease was primarily due to an overall decreases in expenses from 2000 to 2001.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $2.6 million and $2.7 million for the three months ended September 30, 2001 and 2000, respectively due to the acquisition of NextPoint.

       IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development was $268,000 for the three months ended September 30, 2000 due to the acquisition of NextPoint. Completed technology and in-process research and development were identified and valued through interview and analysis of data provided by engineering management regarding products under development.

       INTEREST INCOME, NET. Interest income, net of interest expense, was $499,000 and $1.1 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 55% from 2000 to 2001. This decrease was primarily due to a decrease of investment returns on cash equivalents and marketable securities due to lower market interest rates.

       PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) income taxes was ($38,000) and $2.7 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 101% from 2000 to 2001. NetScout's projected annual effective tax rate decreased to 6% from 59% for the three months ended September 30, 2001 and 2000, respectively as a result of lower taxable income, increases in non-deductible amortization of goodwill and non-deductible stock-based compensation.

       NET INCOME (LOSS). Net loss was ($2.9) million and ($761,000) for the three months ended September 30, 2001 and 2000, respectively, representing an increased loss of 287% from 2000 to 2001. Proforma net income excluding non-cash amortization of goodwill and other intangible assets and stock-based compensation expense was $271,000 and $3.5 million for the three months ended September 30, 2001 and 2000, respectively, representing a 92% decrease from 2000 to 2001. This decrease was primarily the result of lower product revenues attributable to the overall slowdown in network management spending in many large enterprises as a result of the economic downturn offset by lower operating expenses.

SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUE

       Total revenues were $37.9 million and $54.0 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 30% from 2000 to 2001.

       PRODUCT. Product revenues were $22.7 million and $38.6 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 41% from 2000 to 2001. This decrease was primarily due to a 51% decrease in unit sales, which was attributable to the continued slowdown in network management spending in many large enterprises as a result of the economic downturn. It is unknown how much of an effect the tragic events of September 11, 2001 will continue to have on this economic downturn and what impact, if any, that it will have on our future revenue results.

       SERVICE. Service revenues were $9.7 million and $8.4 million for the six months ended September 30, 2001 and 2000, respectively, representing an increase of 16% from 2000 to 2001. This increase was primarily due to an increase in the number of support agreements attributable to product sales generated in recent reporting periods combined with continued support agreement renewals from our existing installed base.

       LICENSE AND ROYALTY. License and royalty revenues were $5.5 million and $7.0 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 22% from 2000 to 2001. This decrease corresponded with the continued slowdown in network management spending as a result of the economic downturn. It is unknown how much of an effect the tragic events of September 11, 2001 will continue to have on this economic downturn and what impact, if any, that it will have on our future revenue results.

COST OF REVENUE AND GROSS MARGIN

       PRODUCT. Cost of product revenue was $8.8 million and $13.4 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 34% from 2000 to 2001. Product gross margins were 61% and 65% for the six months ended September 30, 2001 and 2000, respectively. This decrease was primarily due to a 51% decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn.

       SERVICE. Cost of service revenues were $1.8 million and $1.5 million for the six months ended September 30, 2001 and 2000, respectively, representing an increase of 23% from 2000 to 2001. Service gross margins were 82% and 83% for the six months ended September 30, 2001 and 2000, respectively. This was primarily due to a 60% increase in personnel costs.

       Gross margins were $27.3 million and $39.2 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 30% from 2000 to 2001. Gross margin percentage was 72% and 73% for the six months ended September 30, 2001 and 2000, respectively. This decrease was primarily due to the decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales.

OPERATING EXPENSES

       RESEARCH AND DEVELOPMENT. Research and development expenses were $9.6 million and $6.9 million for the six months ended September 30, 2001 and 2000, respectively, representing an increase of 39% from 2000 to 2001. This increase was primarily due to a 43% increase in personnel costs from 2000 to 2001 and, to a lesser degree, stock-based compensation charges related to the NextPoint acquisition.

       SALES AND MARKETING. Sales and marketing expenses were $17.6 million and $19.0 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 7% from 2000 to 2001. This decrease was primarily due to a 57% decrease in marketing spending and an 87% decrease in recruitment expense, offset by a 5% increase in personnel costs from 2000 to 2001.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.6 million and $3.9 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 8% from 2000 to 2001. This decrease was primarily due to a decrease in recruitment and temporary costs from 2000 to 2001.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $5.3 million and $2.7 million for the six months ended September 30, 2001 and 2000, respectively due to the acquisition of NextPoint.

       IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development was $268,000 for the six months ended September 30, 2000 due to the acquisition of NextPoint.

       INTEREST INCOME, NET. Interest income, net of interest expense, was $1.2 million and $2.1 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 45% from 2000 to 2001. This decrease was primarily due to a decrease of investment returns on cash equivalents and marketable securities due to lower market interest rates.

       PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) income taxes was ($465,000) and $5.0 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 109% from 2000 to 2001. NetScout's projected annual effective tax rate decreased to 6% from 59% for the six months ended September 30, 2001 and 2000, respectively as a result of lower taxable income, increases in non-deductible amortization of goodwill and non-deductible stock-based compensation .

       NET INCOME (LOSS). Net income (loss) was ($7.1) million and $3.5 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of 300% from 2000 to 2001. Proforma net income (loss) excluding non-cash amortization of goodwill and other intangible assets and stock-based compensation expense was ($658,000) and $7.8 million for the six months ended September 30, 2001 and 2000, respectively, representing a 108% decrease from 2000 to 2001. This decrease was primarily the result of lower product revenues attributable to the continued slowdown in network management spending in many large enterprises as a result of the economic downturn, amortization of goodwill and other intangible assets and stock-based compensation expense related to the acquisition of NextPoint.

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 2001, we had $44.7 million in cash and cash equivalents and $15.1 million in marketable securities. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter discounts and commissions and other offering expenses. The Company has a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2002. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. As of September 30, 2001, we had letters of credit secured under the line aggregating $3.2 million. The bank line of credit is secured by our inventory and accounts receivable.

       Cash provided by operating activities was $2.5 and $9.5 million for the six months ended September 30, 2001 and 2000, respectively. In the six months ended September 30, 2001, cash provided by operating activities was primarily derived from a decrease in inventories and accounts receivable, and an increase in depreciation, amortization and amortization of goodwill and other intangible assets and stock-based compensation expense associated with equity awards. This was partially offset by a net loss and a decrease in accounts payable, accrued compensation and other expenses and an increase in prepaid and other current assets. In the six months ended September 30, 2000, cash provided by operating activities was primarily derived from net income and to a lesser degree increases in deferred revenue, accounts payable, depreciation and amortization, amortization of goodwill and other intangible assets and stock-based compensation expense and a decrease in refundable income taxes. This was partially offset by increases in accounts receivable and inventories and a decrease in accrued compensation and other expense.

       Cash used in investing activities was $18.9 million and $21.3 million for the six months ended September 30, 2001 and 2000, respectively. In the six months ended September 30, 2001, net cash used was primarily due to the purchase of marketable securities and fixed assets. In the six months ended September 30, 2000, cash used in investing activities was primarily due to the purchase of marketable securities, the acquisition on NextPoint and, to a lesser degree, the purchase of fixed assets. This was partially offset by the proceeds from the maturity of marketable securities.

       Cash used in financing activities was $315,000 for the six months ended September 30, 2001. This was primarily due to a stock repurchase program and slightly offset by the proceeds from the issuance of common stock. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of its outstanding common stock, subject to market conditions and other factors. Cash to be used under this program is undeterminable at this point in time. Cash provided by financing activities was $436,000 for the six months ended September 30, 2000, which was due to the proceeds from the issuance of common stock offset by the repayment of a notes payable.

       We believe that our current cash, cash equivalents, marketable securities, available funds under our line of credit and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective March, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. NetScout does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective March 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." NetScout does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

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

       A REDUCTION IN ORDERS FROM CUSTOMERS OF CISCO SYSTEMS, INC. COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period could be materially adversely affected if we are unable to sell our products directly or through channel partners to customers of Cisco Systems, Inc. As of July 28, 2001, Cisco no longer sells our probes to third parties under its private label, although it continues to incorporate some of our software into its products. In the past, we have derived a significant portion of our revenue from Cisco. By selling our probes under its private label, Cisco accounted for 26% and 42% of our total revenue for the three months ended September 30, 2001 and 2000, respectively and 30% and 43% of our total revenue for the six months ended September 30, 2001 and 2000, respectively. If, as a result of our new arrangement with Cisco, we are unable to sell our products directly or through channel partners to customers of Cisco, our business, operating results and financial condition could be materially adversely affected.

       A TERMINATION OF OUR STRATEGIC RELATIONSHIP WITH CISCO MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our strategic relationship with Cisco provides us with early insight into the development of new technologies. Additionally, Cisco incorporates some of our software in their products and provides royalty revenue to NetScout. Royalty revenue and other revenue from software sales to Cisco accounted for 14% and 13% of our total revenue for the three months ended September 30, 2001 and 2000, respectively and 16% and 13% of our total revenue for the six months ended September 30, 2001 and 2000, respectively. Cisco may decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated or further adversely affected for any reason, our business, operating results and financial condition could be materially adversely affected.

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

       Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

       o    current technology spending by actual and potential customers;
       o the market for network management solutions is in an early stage of development and therefore demand for our solutions may be uneven;
       o the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;
       o the timing and market acceptance of new products or product enhancements by us or our competitors;
       o distribution channels through which our products are sold could change;
       o the timing of hiring sales personnel and the speed at which such personnel become productive;
       o we may not be able to anticipate or adapt effectively to developing markets and rapidly changing technologies;
       o    our prices or the prices of our competitors' products may change;
            and
       o economic slowdowns and the occurrence of unforeseeable events, such as the tragic events of September 11, 2001, which contribute to such slowdowns.

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

       OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE INDIRECT DISTRIBUTION CHANNELS. Sales to our indirect distribution channels accounted for 65% and 73% of our total revenue for the three months ended September 30, 2001 and 2000, respectively, and 67% and 74% of our total revenue for the six months ended September 30, 2001 and 2000, respectively. Sales to Cisco, who as of July 28, 2001 no longer resold our probes, accounted for 40% and 55% of our total revenue for the three months ended September 30, 2001 and 2000, respectively, and 46% and 56% of our total revenue for the six months ended September 30, 2001 and 2000, respectively. To increase our sales, in addition to growing our direct sales model, we must develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. Our inability to develop new relationships and to expand and manage our existing relationships with partners, the inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

       IF WE FAIL TO INTRODUCE NEW PRODUCTS AND ENHANCE OUR EXISTING PRODUCTS
TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, DEMAND FOR OUR PRODUCTS MAY
DECLINE. The market for network management solutions is relatively new and is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, it could have a material adverse effect on our business, operating results and financial condition.

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

       WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES. The market for network management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

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

       THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH IN THE MARKET FOR AND THE COMMERCIAL ACCEPTANCE OF NETWORK MANAGEMENT SOLUTIONS. We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks. The market for network management solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to predict the appropriate features and prices for products to address the market, the optimal distribution strategy and the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated network management solutions, decide to invest in the management of their networks and, in particular, adopt our management solutions. Any failure of this market to continue to develop would materially adversely affect our business, operating results and financial condition. Businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to develop relationships with these service providers and successfully market our products to them.

       FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS. The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must enhance our financial information and accounting systems and controls, integrate new personnel and manage expanded operations. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, and our ability to retain key personnel, our business, operating results and financial condition could be materially adversely affected.

       LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer and co-founder, and Narendra Popat, our Chairman of the Board and co-founder. We also depend on the ability of our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition.

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

       OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark and trade secret laws and non-disclosure and other contractual arrangements to protect our proprietary rights. The reverse engineering, unauthorized copying, or other misappropriation of our intellectual property could enable third parties to benefit from our technology without compensating us. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. Further, we also license software from third parties for use as part of our products, and if any of these licenses were to terminate, we may experience delays in product shipment until we develop or license alternative software.

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

       OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for a significant percentage of our total revenue for the six months ended September 30, 2001 and 2000. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

       The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that although the Company currently has a $10 million line of credit with $3.2 million of letters of credit secured against it, it has no amounts outstanding under the line and no other outstanding interest bearing debt. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that we conduct all company business in U.S. dollars. The impact of currency exchange rate movements on inter-company transactions was immaterial for the six months ended September 30, 2001. Currently, the Company does not engage in foreign currency hedging activities.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       Prior to the acquisition of NextPoint Networks, Inc.("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint denied the claim. NetScout plans to vigorously defend this matter. The matter is scheduled for trial in November 2001.

       An escrow balance was established at the time of the acquisition to account for potential losses related to this suit in order to limit any exposure to NetScout. At this time, NetScout is unable to predict the outcome or estimate of amount of related expense, if any.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. The principal underwriters for the transaction were Deutsche Banc Alex Brown, Bear, Stearns & Co. Inc. and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. The registration statement relating to this offering was declared effective by the Securities and Exchange Commission (SEC File Number 333-76843) on August 11, 1999. We received net proceeds of $29.6 million after deducting $2.3 million in underwriting discounts and commissions and $1.1 million in other offering expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At NetScout's annual meeting of stockholders held September 28, 2001, NetScout's stockholders took the following actions:

(1) NetScout stockholders elected each of Anil K. Singhal and John R. Egan, both Class II directors, to a three-year term expiring at NetScout's annual meeting of stockholders in 2004 or until each's respective successor has been duly elected and qualified or until each's early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2001 annual meeting. With respect to Mr. Singhal, the votes were cast as follows: 26,040,981 shares of common stock voted for the election of Mr. Singhal; and 1,375,188 shares were withheld as to the election of Mr. Singhal. With respect to the election of Mr. Egan, the votes were cast as follows: 27,163,728 shares voted for the election of Mr. Egan; and 252,441 shares were withheld as to the election of Mr. Egan. The other directors of the Company whose term of office continued after the annual meeting were: Narendra Popat, Vincent
       J. Mullarkey, Kenneth T. Schiciano and Joseph G. Hadzima, Jr.

(2) NetScout's stockholders approved an amendment to the Company's 1999 Stock Option and Incentive Plan to increase the number of shares issuable under the plan to 9,500,000 shares of NetScout's common stock (inclusive of awards then outstanding or previously exercised) and ratified the plan, as amended, for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. With respect to such matter, the votes were cast as follows: 21,267,022 shares voted for the proposal; 3,824,882 voted against the proposal; 9,475 shares abstained; and 2,314,790 shares were broker no votes.

(3) NetScout's stockholders approved and adopted the proposal to approve the transaction of any other business properly brought for vote at the 2001 annual meeting. With respect to such matter, the votes were cast as follows: 22,381,964 shares voted for the proposal; 4,901,400 shares voted against the proposal; and 132,805 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       The following exhibits are filed or incorporated by reference as part of this Report.

       10.1    1999 Stock Option and Incentive Plan, as amended.

       10.2    1999 Employee Stock Purchase Plan, as amended.

(b)    REPORTS ON FORM 8K.

       NetScout filed a report on Form 8-K on September 17, 2001 announcing and disclosing information concerning an open market stock repurchase program that enables NetScout to purchase up to one million shares of its outstanding common stock, subject to market conditions and certain factors.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NETSCOUT SYSTEMS, INC.

Date: November 14, 2001                  /s/ ANIL K. SINGHAL
                                         ---------------------------------------
                                         Anil K. Singhal
                                         President, Chief Executive Officer,
                                         Treasurer and Director
                                         (Principal Executive Officer)


Date:  November 14, 2001                 /s/ DAVID P. SOMMERS
                                         ---------------------------------------
                                         David P. Sommers
                                         Senior Vice President, General
                                         Operations and Chief Financial
                                         Officer (Principal Financial Officer
                                         and Accounting Officer)

                                  EXHIBIT INDEX

---------------------------------------------------------------------------------
   EXHIBIT NO.                       DESCRIPTION
---------------------------------------------------------------------------------
      10.1         1999 Stock Option and Incentive Plan, as amended.
---------------------------------------------------------------------------------
      10.2         1999 Employee Stock Purchase Plan, as amended.
---------------------------------------------------------------------------------