Form 10-Q
period 2001-12-31
NETSCOUT SYSTEMS INC
filed 2002-02-13
CIK 1078075

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER 0000-26251

                            ------------------------

                             NETSCOUT SYSTEMS, INC.
               (Exact name of registrant as specified in charter)

               DELAWARE                                     04-2837575
     (State or other jurisdiction               (IRS Employer Identification No.)
   of incorporation or organization)

                     310 LITTLETON ROAD, WESTFORD, MA 01886
                                 (978) 614-4000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 Par Value

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares outstanding of the registrant's common stock as of February 07, 2002 was 29,763,280.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETSCOUT SYSTEMS, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 2001
                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements................................      3
  a.) Condensed Consolidated Balance Sheets:
      As of December 31, 2001 and March 31, 2001

  b.) Condensed Consolidated Statements of Operations:
      For the three and nine months ended December 31, 2001
      and December 31, 2000

  c.) Condensed Consolidated Statements of Cash Flows:
      For the nine months ended December 31, 2001 and December 31, 2000

  d.) Notes to the Condensed Consolidated Financial
      Statements

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     10

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     23

PART II: OTHER INFORMATION

Item 1. Legal Proceedings...................................     24

Item 2. Changes in Securities and Use of Proceeds...........     24

Item 6. Exhibits and Reports on Form 8-K....................     24

SIGNATURES..................................................     25

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2001         2001
                                                              ------------   ---------
                           ASSETS
Current assets:
Cash and cash equivalents...................................    $ 24,828     $ 56,382
Marketable securities.......................................      32,890        5,000
Accounts receivable, net of allowance for doubtful accounts
  and returns of $780 and $408 at December 31, 2001 and
  March 31, 2001, respectively..............................      10,714       11,753
Inventories.................................................       5,747        8,653
Refundable income taxes.....................................       2,753        2,412
Deferred income taxes.......................................       1,069        1,374
Prepaids and other current assets...........................       3,830        3,126
                                                                --------     --------
    Total current assets....................................      81,831       88,700
Fixed assets, net...........................................       8,723        6,937
Goodwill and other intangible assets, net...................      33,648       41,549
Deferred income taxes.......................................       5,814        4,894
Long-term marketable securities.............................       5,000           --
                                                                --------     --------
    Total assets............................................    $135,016     $142,080
                                                                ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................    $  2,609     $  4,220
Accrued compensation........................................       5,139        5,013
Accrued other...............................................       2,252        1,749
Deferred revenue............................................      11,453       10,053
                                                                --------     --------
    Total current liabilities...............................      21,453       21,035
                                                                --------     --------
Contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value:
  5,000,000 shares authorized; no shares issued or
  outstanding at December 31, 2001 and March 31, 2001.......          --           --
Common stock, $0.001 par value:
  150,000,000 shares authorized; 33,726,007 and 33,498,420
  shares issued and 29,624,753 and 29,520,986 shares
  outstanding at December 31, 2001 and March 31, 2001,
  respectively..............................................          34           33
Additional paid-in capital..................................     107,225      106,354
Deferred compensation.......................................      (1,644)      (3,409)
Treasury stock..............................................     (25,755)     (25,306)
Retained earnings...........................................      33,703       43,373
                                                                --------     --------
    Total stockholders' equity..............................     113,563      121,045
                                                                --------     --------
    Total liabilities and stockholders' equity..............    $135,016     $142,080
                                                                ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             DECEMBER 31,          DECEMBER 31,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Revenue:
  Product...............................................  $13,879    $24,064    $36,567    $62,615
  Service...............................................    5,372      4,994     15,102     13,398
  License and royalty...................................    2,232      3,415      7,712     10,448
                                                          -------    -------    -------    -------
    Total revenue.......................................   21,483     32,473     59,381     86,461
                                                          -------    -------    -------    -------
Cost of revenue:
  Product (including stock-based compensation of $0, $0,
    $1 and $1, respectively)............................    4,636      7,647     13,422     21,004
  Service (including stock-based compensation of $2, $6,
    $6 and $7, respectively)............................      881        964      2,668      2,416
                                                          -------    -------    -------    -------
    Total cost of revenue...............................    5,517      8,611     16,090     23,420
                                                          -------    -------    -------    -------
Gross margin............................................   15,966     23,862     43,291     63,041
                                                          -------    -------    -------    -------
Operating expenses:
  Research and development (including stock-based
    compensation of $551, $513, $1,642 and $1,044,
    respectively).......................................    4,884      4,125     14,480     11,036
  Sales and marketing (including stock-based
    compensation of $26, $67, $83 and $180,
    respectively).......................................    9,361     10,798     26,938     29,775
  General and administrative (including stock-based
    compensation of $1, $5, $5 and $8, respectively)....    2,113      2,558      5,731      6,500
  Amortization of goodwill and other intangible
    assets..............................................    2,633      2,617      7,901      5,283
  In-process research and development...................       --         --         --        268
                                                          -------    -------    -------    -------
    Total operating expenses............................   18,991     20,098     55,050     52,862
                                                          -------    -------    -------    -------
Income (loss) from operations...........................   (3,025)     3,764    (11,759)    10,179
Interest income and other expenses, net.................      373        930      1,559      3,072
                                                          -------    -------    -------    -------
Income (loss) before provision for (benefit from) income
  taxes.................................................   (2,652)     4,694    (10,200)    13,251
Provision for (benefit from) income taxes...............      (65)     2,024       (530)     7,038
                                                          -------    -------    -------    -------
Net income (loss).......................................  $(2,587)   $ 2,670    $(9,670)   $ 6,213
                                                          =======    =======    =======    =======
Basic net income (loss) per share.......................  $ (0.09)   $  0.09    $ (0.33)   $  0.22
Diluted net income (loss) per share.....................  $ (0.09)   $  0.09    $ (0.33)   $  0.21
Shares used in computing:
  Basic net income (loss) per share.....................   29,478     29,107     29,476     28,196
  Diluted net income (loss) per share...................   29,478     30,594     29,476     29,621

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (9,670)  $  6,213
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities, net of effects of
    acquisition of NextPoint:
      Depreciation and amortization.........................     3,326      2,849
      Amortization of goodwill and other intangible
        assets..............................................     7,901      5,283
      In-process research and development...................        --        268
      Loss on disposal of fixed assets......................        57         84
      Compensation expense associated with equity awards....     1,737      1,240
      Deferred income taxes.................................      (615)       292
      Changes in assets and liabilities:
        Accounts receivable, net............................     1,039     (5,852)
        Inventories.........................................     2,906     (1,693)
        Refundable income taxes.............................      (170)     1,776
        Prepaids and other current assets...................      (704)     1,201
        Accounts payable....................................    (1,611)     1,108
        Accrued compensation and other expenses.............       629      1,189
        Deferred revenue....................................     1,400      3,549
                                                              --------   --------
    Net cash provided by operating activities...............     6,225     17,507
                                                              --------   --------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (42,995)   (20,577)
  Proceeds from maturity of marketable securities...........    10,105     56,361
  Purchase of fixed assets..................................    (5,169)    (3,674)
  Cash paid for acquisition of NextPoint, net of cash
    received................................................        --    (23,164)
                                                              --------   --------
    Net cash provided by (used in) investing activities.....   (38,059)     8,946
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       729      2,401
  Purchase of treasury stock................................      (449)        --
  Repayment of notes payable................................        --     (1,219)
                                                              --------   --------
    Net cash provided by financing activities...............       280      1,182
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (31,554)    27,635
Cash and cash equivalents, beginning of year................    56,382     25,142
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 24,828   $ 52,777
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $      4   $     22
  Cash paid for income taxes................................       278      3,573
Non-cash financing activities:
  Tax benefits of disqualifying dispositions of stock
    options.................................................  $    171   $  1,395

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited interim condensed consolidated financial statements as of December 31, 2001 and for the three and nine months ended December 31, 2001 and 2000, respectively, have been prepared by NetScout Systems, Inc. (the "Company" or "NetScout") in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been considered or omitted pursuant to such regulations. In the opinion of NetScout's management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results of operations for the year ending March 31, 2002.

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

    Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

2.  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market price. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills.

    Cash, cash equivalents and marketable securities consist of the following:

                                                        DECEMBER 31,   MARCH 31,
                                                            2001         2001
                                                        ------------   ---------
Cash..................................................     $ 7,215      $ 6,380
Cash equivalents......................................      17,613       50,002
Marketable securities.................................      32,890        5,000
Long-term marketable securities.......................       5,000           --
                                                           -------      -------
                                                           $62,718      $61,382
                                                           =======      =======

    NetScout has classified its investments as "available-for-sale" and any associated unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. At December 31, 2001 and March 31, 2001, any unrealized gains or losses were not significant.

                             NETSCOUT SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 (IN THOUSANDS)
                                  (UNAUDITED)

3.  INVENTORIES

    Inventories consist of the following:

                                                        DECEMBER 31,   MARCH 31,
                                                            2001         2001
                                                        ------------   ---------
Raw materials.........................................     $ 3,785      $ 5,608
Work-in-process.......................................          --           10
Finished goods........................................       1,962        3,035
                                                           -------      -------
                                                           $ 5,747      $ 8,653
                                                           =======      =======

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consist of the following:

                                                        DECEMBER 31,   MARCH 31,
                                                            2001         2001
                                                        ------------   ---------
Goodwill..............................................     $45,475      $45,475
Completed technology..................................       2,166        2,166
Customer base.........................................       1,100        1,100
Assembled workforce...................................         700          700
                                                           -------      -------
                                                            49,441       49,441
Less--accumulated amortization........................      15,793        7,892
                                                           -------      -------
Total.................................................     $33,648      $41,549
                                                           =======      =======

    Amortization of goodwill and other intangible assets for the three month period ended March 31, 2002 is anticipated to be $2.6 million.

5.  TREASURY STOCK

    On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout's stock repurchase program may be made from time-to-time without prior notice. As of December 31, 2001, NetScout has repurchased 124,000 shares under this program.

6.  CONTINGENCIES

    Prior to the acquisition of NextPoint Networks, Inc. ("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging a breach of contract. NextPoint denied the claim. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit in order to limit exposure to NetScout. NetScout settled the matter in January 2002.

    In addition to the matter noted above, from time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate

                             NETSCOUT SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 (IN THOUSANDS)
                                  (UNAUDITED)

6.  CONTINGENCIES (CONTINUED)
expense with respect to any other current legal proceedings and claims will not have a significant adverse effect on NetScout's financial position or results of operations.

7.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

    Below is a summary of the shares used in computing basic and diluted net income (loss) per share for the three and nine month periods indicated:

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                         -------------------   -------------------
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------
Weighted average number of shares
  outstanding..........................   29,478     29,107     29,476     28,196
Restricted common stock................       --        206         --        147
Stock options..........................       --      1,281         --      1,278
                                         -------     ------    -------     ------
Shares used in computing diluted net
  income (loss) per share..............   29,478     30,594     29,476     29,621
                                         =======     ======    =======     ======

    The following table sets forth common stock excluded from the calculation of diluted net income (loss) per share since the inclusion would be antidilutive:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                       -------------------   -------------------
                                         2001       2000       2001       2000
                                       --------   --------   --------   --------
Stock options........................   3,366      1,060      3,457      1,242
Restricted common stock..............      76         --         76         --
                                        -----      -----      -----      -----
                                        3,442      1,060      3,533      1,242
                                        =====      =====      =====      =====

8.  GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                       -------------------   -------------------
                                         2001       2000       2001       2000
                                       --------   --------   --------   --------
North America........................  $17,958    $27,895    $52,212    $77,376
Europe--Middle East--Africa..........    2,862      2,574      5,585      4,669
Asia--Pacific........................      663      2,004      1,584      4,416
                                       -------    -------    -------    -------
                                       $21,483    $32,473    $59,381    $86,461
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

                             NETSCOUT SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 (IN THOUSANDS)
                                  (UNAUDITED)

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will be adopted by NetScout, as required, in the first quarter of fiscal year 2003. On April 1, 2002, NetScout will reclassify the remaining workforce intangible asset to goodwill and cease amortization.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective March, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. NetScout does not expect that the adoption of SFAS No. 143 will have an impact on its financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective March 1, 2002. SFAS
No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." NetScout does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

10.  INCOME TAX BENEFIT

    For the nine months ended December 31, 2001, the Company estimated the income tax benefit utilizing an estimated annual effective tax rate for the fiscal year ended March 31, 2002, representing the statutory tax rate adjusted primarily for non-deductible amortization of goodwill and stock-based compensation.

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

    Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of an allowance for estimated product returns, which is based upon our return policy, sales agreements and historical experience.

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

    For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately.

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

    Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 52% and 69% of total revenue for the three months ended December 31, 2001 and 2000, respectively, and 61% and 72% of total revenue for the nine months ended December 31, 2001 and 2000, respectively. Total revenue generated from Cisco Systems, Inc. represented 27% and 44% of our total revenue for the three months ended December 31, 2001 and 2000, respectively, and 39% and 52% of our total revenue for the nine months ended December 31, 2001 and 2000, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the three or nine months ended December 31, 2001 and 2000.

    In the past, Cisco resold our probes to customers under their own private label. As of July 28, 2001, Cisco no longer private-labeled NetScout probes, however they continued to place their backlog orders with us through December 31, 2001. Additionally, Cisco continues to incorporate components of our software technology into their products. Our strategy is to continue to collaborate with Cisco on product development and marketing and to support Cisco's continued distribution of our software products. We have completed the transition of Cisco customers to a direct or reseller relationship with NetScout. We also see continued opportunity in our relationship with this computer networking industry leader and intend to continue increasing the sale, visibility and accelerated market acceptance of our products via this relationship worldwide.

    Revenue from sales outside North America represented 16% and 14% of our total revenue for the three months ended December 31, 2001 and 2000, respectively, and 12% and 11% of our total revenue for the nine months ended December 31, 2001 and 2000, respectively. Sales outside North America are primarily due to indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations, however, NetScout still reports these shipments as North America revenue since NetScout ships the products to a domestic location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

                             NETSCOUT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                          PERCENTAGES OF TOTAL REVENUE

                                                                  THREE MONTHS                NINE MONTHS
                                                                     ENDED                       ENDED
                                                                  DECEMBER 31,                DECEMBER 31,
                                                             ----------------------      ----------------------
                                                               2001          2000          2001          2000
                                                             --------      --------      --------      --------
Revenue:
  Product..................................................    64.6%         74.1%         61.6%         72.4%
  Service..................................................    25.0          15.4          25.4          15.5
  License and royalty......................................    10.4          10.5          13.0          12.1
                                                              -----         -----         -----         -----
    Total revenue..........................................   100.0         100.0         100.0         100.0
                                                              -----         -----         -----         -----
Cost of revenue:
  Product..................................................    21.6          23.5          22.6          24.3
  Service..................................................     4.1           3.0           4.5           2.8
                                                              -----         -----         -----         -----
    Total cost of revenue..................................    25.7          26.5          27.1          27.1
                                                              -----         -----         -----         -----
Gross margin...............................................    74.3          73.5          72.9          72.9
                                                              -----         -----         -----         -----
Operating expenses:
  Research and development.................................    22.7          12.7          24.4          12.8
  Sales and marketing......................................    43.6          33.2          45.4          34.4
  General and administrative...............................     9.8           7.9           9.6           7.5
  Amortization of goodwill and other intangible assets.....    12.2           8.1          13.3           6.1
  In-process research and development......................      --            --            --           0.3
                                                              -----         -----         -----         -----
    Total operating expenses...............................    88.3          61.9          92.7          61.1
                                                              -----         -----         -----         -----
Income (loss) from operations..............................   (14.0)         11.6         (19.8)         11.8
Interest income and other expenses, net....................     1.7           2.8           2.6           3.5
                                                              -----         -----         -----         -----
Income (loss) before provision for (benefit from) income
  taxes....................................................   (12.3)         14.4         (17.2)         15.3
Provision for (benefit from) income taxes..................    (0.3)          6.2          (0.9)          8.1
                                                              -----         -----         -----         -----
Net income (loss)..........................................   (12.0)%         8.2%        (16.3)%         7.2%
                                                              =====         =====         =====         =====

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUE

    Total revenues were $21.5 million and $32.5 million for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 34% from 2000 to 2001.

    PRODUCT. Product revenues were $13.9 million and $24.1 million for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 42% from 2000 to 2001. This decrease was primarily due to a 58% decrease in unit sales, which was attributable to the continued slowdown in network management spending in many large enterprises as a result of the economic downturn. It is unknown what effect the tight spending controls in the US and abroad will continue to have on this economic downturn and what impact, if any, that it will have on our future revenue results.

    SERVICE. Service revenues were $5.4 million and $5.0 million for the three months ended December 31, 2001 and 2000, respectively, representing an increase of 8% from 2000 to 2001. This increase was primarily due to an increase in the number of support agreements attributable to product sales generated in recent reporting periods combined with continued support agreement renewals from our continually expanding installed base.

    LICENSE AND ROYALTY. License and royalty revenues were $2.2 million and $3.4 million for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 35% from 2000 to 2001. This decrease corresponded with the continued slowdown in network management spending as a result of the economic downturn. It is unknown what effect the tight spending controls in the US and abroad will continue to have on this economic downturn and what impact, if any, that it will have on our future revenue results.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $4.6 million and $7.6 million for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 39% from 2000 to 2001. This decrease corresponds with a 58% decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn. Product gross margins were 67% and 68% for the three months ended December 31, 2001 and 2000, respectively.

    SERVICE. Cost of service revenue consists primarily of personnel costs, material and consulting costs. Cost of service revenues were $881,000 and $964,000 for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 9% from 2000 to 2001. Service gross margins were 84% and 81% for the three months ended December 31, 2001 and 2000, respectively. This was primarily due to a 78% decrease in general support expenses offset by a 27% increase in personnel costs.

    Gross margins were $16.0 million and $23.9 million for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 33% from 2000 to 2001. Gross margin percentage was 74% and 73% for the three months ended December 31, 2001 and 2000, respectively. The decrease in margin dollars was primarily due to the decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $4.9 million and $4.1 million for the three months ended December 31, 2001 and 2000, respectively, representing an increase of 18% from 2000 to 2001. This increase was primarily due to a 25% increase in personnel costs from 2000 to 2001, offset by an 84% decrease in consulting costs.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising, and new product launch activities. Sales and marketing expenses were $9.4 million and $10.8 million for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 13% from 2000 to 2001. This decrease was primarily due to a 73% decrease in marketing spending and a 90% decrease in recruitment expenses from 2000 to 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees. General and administrative expenses were $2.1 million and $2.6 million for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 17% from 2000 to 2001. This decrease was primarily due to an 81% decrease in legal expense from 2000 to 2001, which resulted from the settlement of a legal action in the three months ended December 31, 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $2.6 million for the three months ended December 31, 2001 and 2000, respectively due to the acquisition of NextPoint.

    INTEREST INCOME AND OTHER EXPENSES, NET. Interest income, net of interest and other expenses, was $373,000 and $930,000 for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of 60% from 2000 to 2001. This decrease was primarily due to lower market interest rates on cash equivalents and marketable securities.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) income taxes was ($65,000) and $2.0 million for the three months ended
December 31, 2001 and 2000, respectively. NetScout's projected annual effective tax rate decreased to a benefit of 5% from a provision of 53% for the three months ended December 31, 2001 and 2000, respectively, as a result of lower taxable income.

    NET INCOME (LOSS). Net loss was $2.6 million and net income was $2.7 million for the three months ended December 31, 2001 and 2000, respectively. Pro-forma net income was $627,000 and $5.2 million for the three months ended December 31, 2001 and 2000, respectively, which excludes non-cash amortization of goodwill and other intangible assets of $2.6 million for the three months ended December 31, 2001 and 2000, stock-based compensation of $580,000 and $591,000 for the three months ended December 31, 2001 and 2000, respectively, and adds an additional tax provision of $681,000 for the three months ended December 31, 2000. These decreases were primarily the result of lower revenues attributable to the overall slowdown in network management spending in many large enterprises as a result of the economic downturn offset by slightly lower operating expenses.

NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUE

    Total revenues were $59.4 million and $86.5 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of 31% from 2000 to 2001.

    PRODUCT. Product revenues were $36.6 million and $62.6 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of 42% from 2000 to 2001. This decrease was primarily due to a 54% decrease in unit sales, which was attributable to the continued slowdown in network management spending in many large enterprises as a result of the economic downturn. It is unknown what effect the tight spending controls in the US and abroad will continue to have on this economic downturn and what impact, if any, that it will have on our future revenue results.

    SERVICE. Service revenues were $15.1 million and $13.4 million for the nine months ended December 31, 2001 and 2000, respectively, representing an increase of 13% from 2000 to 2001. This increase was primarily due to an increase in the number of support agreements attributable to product sales generated in recent reporting periods combined with continued support agreement renewals from our continually expanding installed base.

    LICENSE AND ROYALTY. License and royalty revenues were $7.7 million and $10.4 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of 26% from 2000 to 2001. This decrease corresponded with the continued slowdown in network management spending as a result of the economic downturn. It is unknown what effect the tight spending controls in the US and abroad will continue to have on this economic downturn and what impact, if any, that it will have on our future revenue results.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue was $13.4 million and $21.0 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of 36% from 2000 to 2001. Product gross margins were 63% and 66% for the nine months ended December 31, 2001 and 2000, respectively. This decrease was primarily due to a 54% decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn.

    SERVICE. Cost of service revenues were $2.7 million and $2.4 million for the nine months ended December 31, 2001 and 2000, respectively, representing an increase of 10% from 2000 to 2001. Service gross margins were 82% for the nine months ended December 31, 2001 and 2000. The increase in absolute dollars was primarily due to a 47% increase in personnel costs and the addition of a field service office, partially offset by a 64% decrease in general support expense.

    Gross margins were $43.3 million and $63.0 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of 31% from 2000 to 2001. Gross margin percentage was 73% for the nine months ended
December 31, 2001 and 2000. The decrease in margin dollars was primarily due to the decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We typically realize higher gross margins on license and royalty revenue relative to product and service revenue and on direct sales relative to indirect distribution channel sales.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $14.5 million and $11.0 million for the nine months ended December 31, 2001 and 2000, respectively, representing an increase of 31% from 2000 to 2001. This increase was primarily due to a 36% increase in personnel costs from 2000 to 2001, coupled by an increase in stock-based compensation charges related to the NextPoint acquisition.

    SALES AND MARKETING. Sales and marketing expenses were $26.9 million and $29.8 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of 10% from 2000 to 2001. This decrease was primarily due to a 61% decrease in marketing spending and an 88% decrease in recruitment expense.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.7 million and $6.5 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of 12% from 2000 to 2001. This decrease was primarily due to a 99% decrease in recruitment, an 85% decrease in temporary help costs from 2000 to 2001 and a non-recurring relocation expense from 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $7.9 million and $5.3 million for the nine months ended December 31, 2001 and 2000, respectively, due to the acquisition of NextPoint. The increase is due to an additional quarter of amortization of goodwill and other intangible assets for the nine months ended December 31, 2001.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development was $268,000 for the nine months ended December 31, 2000 due to the acquisition of NextPoint.

    INTEREST INCOME AND OTHER EXPENSES, NET. Interest income, net of interest and other expenses, was $1.6 million and $3.1 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of 49% from 2000 to 2001. This decrease was primarily due to lower market interest rates on cash equivalents and marketable securities.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) income taxes was ($530,000) and $7.0 million for the nine months ended
December 31, 2001 and 2000, respectively, representing a decrease of 108% from 2000 to 2001. NetScout's projected annual effective tax rate decreased to a benefit of 5% from a provision of 53% for the nine months ended December 31, 2001 and 2000, respectively, as a result of lower taxable income.

    NET INCOME (LOSS). Net loss was $9.7 million and net income was $6.2 million for the nine months ended December 31, 2001 and 2000, respectively. Pro-forma net loss was $31,000 and pro-forma net income was $13.0 million for the nine months ended December 31, 2001 and 2000, respectively, which excludes non-cash amortization of goodwill and other intangible assets of $7.9 million and $5.3 million for the nine months ended December 31, 2001 and 2000, respectively, stock-based compensation of $1.7 million and $1.2 million for the nine months ended December 31, 2001 and 2000, respectively, tax adjustments of $23,000 for the nine months ended December 31, 2000 and in-process research and development of $268,000 for the nine months ended December 31, 2000. These decreases were primarily the result of lower revenues attributable to the continued slowdown in network management spending in many large enterprises as a result of the economic downturn.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, we had $24.8 million in cash and cash equivalents, $32.9 million in marketable securities and $5.0 million in long-term marketable securities, together totaling to $62.7 million. Prior to our initial public offering, we financed our operations through cash provided by operating activities. On August 17, 1999, we completed our initial public offering of 3,000,000 shares of common stock at a price of $11.00 per share. We received net proceeds of approximately $29.6 million after underwriter discounts and commissions and other offering expenses. The Company has a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2002, and it is the intention of NetScout to renegotiate the line of credit for an extended period of time. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. As of December 31, 2001, we had letters of credit secured under the line aggregating $3.2 million. The bank line of credit is secured by our inventory and accounts receivable.

    Cash provided by operating activities was $6.2 million and $17.5 million for the nine months ended December 31, 2001 and 2000, respectively. In the nine months ended December 31, 2001, cash provided by operating activities was primarily derived from a decrease in inventories and accounts receivable and increases in amortization of goodwill and other intangible assets, compensation expense associated with equity awards, depreciation and amortization and deferred revenue. This was partially offset by a net loss, a decrease in accounts payable and an increase in prepaids and other current assets. In the nine months ended December 31, 2000, cash provided by operating activities was primarily derived from net income, amortization of goodwill and other intangible assets, depreciation and amortization, compensation expense associated with equity awards and increases in accounts payable, accrued expenses and deferred revenue and decreases in refundable income taxes and prepaids and other assets. This was partially offset by increases in accounts receivable and inventories.

    Cash used in investing activities was $38.1 million for the nine months ended December 31, 2001. Cash provided by investing activities was $8.9 million for the nine months ended December 31, 2000. During the nine months ended December 31, 2001, net cash used was primarily due to the purchase of marketable securities and the purchase of fixed assets. This was partially offset by the proceeds from the maturity of marketable securities. During the nine months ended December 31, 2000, cash provided by investing activities was primarily due to proceeds from the maturity of marketable securities. This was offset by the purchase of marketable securities, the acquisition of NextPoint and, to a lesser degree, the purchase of fixed assets.

    Cash provided by financing activities was $280,000 and $1.2 million for the nine months ended December 31, 2001 and 2000, respectively. This was primarily due to the proceeds from the issuance of common stock, partially offset by the stock repurchase program. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of its outstanding common stock, subject to market conditions and other factors. The Company has purchased 124,000 shares at a total cost of $449,000 under this program. In the nine months ended December 31, 2000, cash provided by financing activities was due to the proceeds from the issuance of common stock offset by the repayment of notes payable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company, as required, in the first quarter of fiscal year 2003. On April 1, 2002, NetScout will reclassify the remaining workforce intangible asset to goodwill and cease amortization.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective March, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. NetScout does not expect that the adoption of SFAS No. 143 will have an impact on its financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective March 1, 2002. SFAS
No. 144 supersedes SFAS No. 121,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion
No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." NetScout does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

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

    A REDUCTION IN ORDERS FROM CUSTOMERS OF CISCO SYSTEMS, INC. COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our operating results and financial condition for a particular fiscal period could be materially adversely affected if we are unable to sell our products directly or through channel partners to customers of Cisco Systems, Inc. Although Cisco continues to incorporate some of our software into their products, as of July 28, 2001, Cisco no longer sold our probes to third parties under their private label. Cisco did, however, continue to place their backlog orders with us through December 31, 2001. By selling our probes under its private label, Cisco accounted for 27% and 44% of our total revenue for the three months ended December 31, 2001 and 2000, respectively, and 39% and 52% of our total revenue for the nine months ended December 31, 2001 and 2000, respectively. If, as a result of our new arrangement with Cisco, we are unable to sell our products directly or through channel partners to customers of Cisco, our business, operating results and financial condition could be materially adversely affected.

    A TERMINATION OF OUR STRATEGIC RELATIONSHIP WITH CISCO MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our strategic relationship with Cisco provides us with early insight into the development of new technologies. Additionally, Cisco incorporates some of our software in their products and provides royalty revenue to NetScout. Royalty revenue and other revenue from software sales to Cisco accounted for 12% and 11% of our total revenue for the three months ended December 31, 2001 and 2000, respectively and 14% and 12% of our total revenue for the nine months ended December 31, 2001 and 2000, respectively. Cisco may decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated or further adversely affected for any reason, our business, operating results and financial condition could be materially adversely affected.

    OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and therefore, this revenue shortfall would have a disproportionately negative effect on our operating results for that quarter.

    Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

    - current technology spending by actual and potential customers;

    - the market for network management solutions is in an early stage of development and therefore, demand for our solutions may be uneven;

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

    - our prices or the prices of our competitors' products may change; and

    - economic slowdowns and the occurrence of unforeseeable events, such as the tragic events of September 11, 2001, which contribute to such slowdowns.

    We operate with minimal backlog because our products typically are shipped shortly after orders are received. As a result, product revenue in any quarter is substantially dependent upon orders booked and shipped in that quarter and revenue for any future quarter is not predictable to any degree of certainty. Therefore, any significant deferral of orders for our products would cause a shortfall in revenue for that quarter.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE INDIRECT DISTRIBUTION
CHANNELS. Sales to our indirect distribution channels accounted for 52% and 69% of our total revenue for the three months ended December 31, 2001 and 2000, respectively, and 61% and 72% of our total revenue for the nine months ended December 31, 2001 and 2000, respectively. While Cisco no longer resold our probes as of July 28, 2001, they did continue to place backlog orders with us through December 31, 2001. Cisco accounted for 27% and 44% of our total revenue for the three months ended December 31, 2001 and 2000, respectively, and 39% and 52% of our total revenue for the nine months ended December 31, 2001 and 2000, respectively. To increase our sales, in addition to growing our direct sales model, we must develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

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

    - name and reputation of vendor;

    - distribution strength; and

    - alliances with industry partners.

    We compete with providers of network performance management solutions, such as Concord Communications, Inc. and Micromuse and providers of portable network traffic analyzers and probes, such as Network Associates, Inc. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

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

    WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A COMPETITIVE LABOR
MARKET. Our success depends in large part upon our ability to attract, train, motivate and retain highly-skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. We have had difficulty hiring and retaining these highly-skilled employees in the past. If we are unable to attract and retain the highly-skilled technical personnel that are integral to our sales, marketing, product development and customer support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material adverse effect on our business, operating results and financial condition.

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

    OTHERS MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS. We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. We expect that these claims could become more frequent as more companies enter the market for network and application infrastructure performance management solutions. Any of these claims or resulting events could have a material adverse effect on our business, operating results and financial condition.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for a significant percentage of our total revenue for the nine months ended December 31, 2001 and 2000. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

    The major countries outside of North America, in which we do, or intend to do business, are the United Kingdom, Germany and Japan. Our international operations, including our operations in the United Kingdom, Germany and Japan, are generally subject to a number of risks, including:

    - failure of local laws to provide the same degree of protection as the laws in the United States provide against infringement of our intellectual property;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and marketable securities consist primarily of money market instruments, short-term securities and U.S. Treasury bills. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material effect on the value of our cash equivalents.

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that although the Company currently has a $10.0 million line of credit with $3.2 million of letters of credit secured against it, it has no amounts outstanding under the line and no other outstanding interest-bearing debt. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that we conduct substantially all company business in U.S. dollars. The impact of currency exchange rate movements on inter-company transactions was immaterial for the nine months ended December 31, 2001. Currently, the Company does not engage in foreign currency hedging activities.

    Effective January 1, 2002 there is a single currency within certain countries of the European Union, known as the Euro, and one organization, the European Central Bank, responsible for setting European monetary policy. We have reviewed the impact the Euro will have on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our transactions are denominated in U.S. dollars, we do not believe that the Euro conversion or any other currency exchange will have any material effect on our business, financial condition or results of operations.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Prior to the acquisition of NextPoint Networks, Inc. ("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging a breach of contract. NextPoint denied the claim. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit in order to limit exposure to NetScout. NetScout settled the matter in January 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no exhibits to be filed with this report.

(b) The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NETSCOUT SYSTEMS, INC.

Date: February 13, 2002                    /s/ ANIL K. SINGHAL
                                           ---------------------------------------------------------
                                           Anil K. Singhal
                                           President, Chief Executive Officer, Treasurer and Director
                                           (Principal Executive Officer)

Date: February 13, 2002                    /s/ DAVID P. SOMMERS
                                           ---------------------------------------------------------
                                           David P. Sommers
                                           Senior Vice President, General Operations and Chief
                                           Financial Officer (Principal Financial Officer)

Date: February 13, 2002                    /s/ LISA A. FIORENTINO
                                           ---------------------------------------------------------
                                           Lisa A. Fiorentino
                                           Vice President, Finance and Administration and Chief
                                           Accounting Officer (Principal Accounting Officer)