Form 10-K
period 2002-03-31
NETSCOUT SYSTEMS INC
filed 2002-06-28
CIK 1078075

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER 0000-26251
                            ------------------------
                             NETSCOUT SYSTEMS, INC.

               (Exact name of registrant as specified in charter)

                  DELAWARE
(State or other jurisdiction of incorporation                   04-2837575
              or organization)                       (IRS Employer Identification No.)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 13, 2002 (based on the last reported sale price on The Nasdaq National Market as of such date) was $81,218,803.26. As of June 26, 2002, there were 29,885,997 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                             NETSCOUT SYSTEMS, INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                               TABLE OF CONTENTS
                                     INDEX

PART I

Item 1.        Business....................................................      3

Item 2.        Properties..................................................     13

Item 3.        Legal Proceedings...........................................     13

Item 4.        Submission of Matters to a Vote of Security Holders.........     13

PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................     14

Item 6.        Selected Financial Data.....................................     15

Item 7.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition..........................     16

Item 7A.       Quantitative and Qualitative Disclosures about Market
               Risk........................................................     30

Item 8.        Financial Statements & Supplementary Data...................     31

Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................     31

PART III

Item 10.       Directors and Officers......................................     31

Item 11.       Executive Compensation......................................     33

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................     38

Item 13.       Certain Relationships and Related Transactions..............     41

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................     42

Index to Consolidated Financial Statements.................................    F-1

PART I.

ITEM 1. BUSINESS

GENERAL

    NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable optimization of the performance and cost management of complex, high-speed networks, including their ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution suite that is used by enterprise and service provider businesses worldwide. NetScout manages its business as a single operating segment.

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

    The NGenius-TM- Performance Management System is NetScout's solution suite of integrated hardware and software products. Our NGenius products monitor, collect and publish information on the traffic flows of individual software applications (Voice-over-IP, e-commerce, supply chain management, customer resource management, etc.), as well as the performance of the underlying network (routers, switches and communication links) and its users' behaviors. The NGenius information is generated from multiple sources, but most uniquely, from data collected by NetScout's line of network monitoring appliances called probes. The hardware probes attach to the network non-intrusively and collect information from the network's traffic flows in real-time. As they record traffic, the probes generate both in-depth information about network and traffic activity that is unique to NetScout probes, as well as, industry-standard performance data. By placing probes at strategic locations throughout a network, enterprises and service providers are provided end-to-end visibility so they can better understand and optimize traffic flows and application performance across the network. In addition to probes, the NGenius system includes intelligent software agents that simulate end-user transactions to measure and report the response times that would be experienced by end-users throughout internal networks and across the Internet. Using probe information, active agent data, and data collected from network devices, our analysis and presentation software tools provide current and historical analysis in Web-accessible, easy-to-use graphical formats.

    NetScout customers use the information generated by NGenius to proactively detect problems, thereby reducing the severity and the frequency of network slowdowns and service interruptions, to manage the delivery of services and the fulfillment of service-level agreements, to assess infrastructure capacity against future needs, and to justify requirements for additional resources. These capabilities have a high return on investment for customers who need to maintain high levels of service while controlling growth and costs of the infrastructure. The information generated by NGenius products is analyzed and published in both real-time displays and customizable reports that summarize the status of network activity, service levels, application performance, device capacity, and other critical aspects of network availability, utilization and performance.

    During fiscal year 2001, NetScout completed the introduction of its NGenius Performance Management System to markets worldwide, and migrated all of NetScout's key technologies and product functionalities onto the NGenius platform. On July 7, 2000, NetScout acquired NextPoint Networks, Inc. to accelerate the addition of key reporting and service level management technologies into the NGenius suite. As part of the development effort, NetScout's unique probe information was integrated with the new reporting capabilities brought by NextPoint's technology. This integration was a significant milestone in the Company's strategy to drive growth by introducing first-to-market, integrated solutions. NetScout has the first-to-market network performance management solution that integrates the benefits of scalable, industry-leading monitoring probes with broad-based reporting and service level management technologies. During the fiscal year 2002, we made significant enhancements to the NGenius product suite by providing additional features, improving performance and increasing the ease-of-use for our customers.

    On June 12, 2001, NetScout announced a change in the terms of its strategic relationship with Cisco Systems, Inc. where Cisco discontinued private labeling and reselling NetScout's probes and began referring sales opportunities for probes directly to NetScout. During fiscal year 2002, NetScout successfully transitioned Cisco customers to NetScout's direct and indirect sales channels. The change was precipitated by the two companies' need to evolve their sales and support model to better meet changing customer requirements and profitability objectives. Currently, NetScout's NGenius Real-Time Monitor software is part of Cisco's CiscoWorks2000 Routed LAN Management Solution software bundle. The strategic aspect of the relationship involving the early exchange of technology plans and the close collaboration of technology development continues. As one of the key elements in our market strategy, we plan to continue our technology collaboration with Cisco and to support Cisco's continued distribution of our software products.

    Our principal executive offices are located at 310 Littleton Road, Westford, MA and our telephone number is 978-614-4000.

INDUSTRY BACKGROUND

    Enterprises are increasingly dependent upon their computer data networks to manage and deliver information and business services, both for internal operations and to serve their many constituencies: customers, suppliers, investors and employees. Their dependence on computer networks is approaching the level of reliance which organizations have long had on the public telephone voice network for internal communications and to reach constituents.

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

    Network management tools to measure, analyze and maintain network performance have necessarily lagged the development of the new technologies that drive today's networks. Beyond that natural lag, however, the period of rapid growth of network infrastructures from the late 1990's through 2000 caused network management to be a secondary consideration for enterprises and service providers who were striving for rapid network expansion to meet perceived market opportunities or competitive threats. In recent years, this led to added network complexity with excess capacity, or an over-provisioning approach to managing networks, using high redundancy and high capacity to provide network availability performance without adequate network measurement and management tools.

    Today, with the slowing of the e-commerce land rush, enterprises, and consequently service providers, are focusing on obtaining productivity and returns from their existing investments in network facilities, not just on building them. In that environment, the appeal of network management solutions is much greater. Solutions which can provide improved network availability, application performance and network efficiency are increasingly important, especially in the face of lower IT spending on network infrastructure equipment purchases and communications bandwidth.

APPROACHES TO NETWORK PERFORMANCE MANAGEMENT

    Network management solution providers have developed several approaches to manage different aspects of the overall network management challenge. These approaches are often broadly categorized as element management, operations management, performance or service management, and business management.

    Element management is dominated by tools from manufacturers of network devices that are specific to managing each vendor's equipment. Element management systems provide the basic functions of managing a network. Element management systems often provide visualizations of device status and are used to make configuration changes to network devices such as routers and switches. In heterogeneous, or multiple vendor, network environments, multiple element management systems are required. Alcatel's OmniVista and Nortel's Optivity are examples of element managers.

    Operations management focuses on collections of linked network devices. Operations management systems discover network components, show network topology and device status, support day-to-day administration and provide "break-fix" fault and problem management, or troubleshooting, functions. Such systems understand the relationships between multi-vendor network components. They are often called "frameworks" because they provide a structure for managing heterogeneous, or multi-vendor networks that element management systems do not. Operations management does not provide traffic-based network performance information. Hewlett-Packard's OpenView and MicroMuse's NetCool are examples of operations management systems.

    Performance or service management deals with the quality and level of service provided by the network devices and communications links in delivering business applications across the network. Performance management focuses on comparing the expected performance of the network elements individually and in the aggregate versus actual results. They collect and archive data over time for baselining, trend analysis, historical usage analysis and service level reporting. The most sophisticated systems collect data in real time for on-the-spot analysis and management and do advanced analysis such as comparing actual service levels to predefined metrics, predicting when service level objectives will not be met and when performance deterioration will result in business user impacts. NetScout's NGenius Performance Management System is a leading performance management system.

    Business management addresses the alignment of the network and network service performance with the business processes that they enable. It is an emerging area of network management which maps high priority business processes or services to the chain of underlying network components, documents the relationships and dependencies, integrates component status and performance measurements to display performance at the business service level and correlates network component problems to the affected business service. These advanced functions provide understanding of the business impact of network problems to help prioritize network support resources. They also add a business value dimension to network planning and design efforts. NetScout's NGenius Performance Management System with its capacity planning functions provides tools that address aspects of business management.

NETSCOUT PRODUCTS AND TECHNOLOGY

    NetScout develops, sells, and supports network performance management solutions under the NGenius-TM- brand. The NGenius Performance Management System is a robust, broad system implementation of the performance management approach to network management. NGenius consists of integrated hardware and software products that monitor, measure and report on the state of the network's ability to fulfill its performance, cost and service-level objectives. The system is comprised of:

    - PRESENTATION AND ANALYSIS SOFTWARE, which displays the network and application performance information in real-time or historical views through easy-to-use, graphical formats;

    - REAL-TIME, APPLICATION-AWARE PROBES that generate, collect, aggregate and analyze network and application performance information;

    - ACTIVE INTELLIGENT SOFTWARE AGENTS that generate synthetic end-user transactions, and measure and report on response times of the applications supporting those transactions; and

    - AGGREGATING SERVERS that accelerate the distribution and consumption of the rich performance information by aggregating, sorting, simplifying and storing data collected at remote sites.

    PRESENTATION AND ANALYSIS SOFTWARE. The NGenius system includes a fully integrated suite of presentation and analysis software applications that display all of the real-time and historical information gathered and analyzed by NetScout's probes and active agents, as well as information generated from network devices. All of the presentation and analysis software products are designed for intuitiveness, ease of use and Web-based distribution. They also are designed with features that simplify and enable logical monitoring and management of large, geographically dispersed networks. NGenius performance management applications include the following:

    - NGENIUS PERFORMANCE MANAGER-TM-, a unified performance management solution, provides traffic monitoring and troubleshooting, voice-over-IP management and capacity planning and reporting, integrating real-time and historical information in a single platform. From data collected by NetScout probes, Performance Manager provides logical, business-oriented presentation of network performance, with the ability to drill-down into layers of detail for faster problem resolution. Web-based access allows sharing of information with business users, service providers and remote sites.

    - NGENIUS REAL-TIME MONITOR-TM-, like Performance Manager, delivers continuous visibility of network and application behavior and performance information generated by NetScout's probes. It helps IT professionals to detect, analyze and resolve application and network traffic issues before they affect end-users. NGenius Real Time Monitor includes traffic monitoring, providing comprehensive views of aggregated voice, video and data traffic for analyzing network segments simultaneously. Its packet-level analysis provides packet capture and decode for Web-enabled collaborative trouble-shooting.

    - NGENIUS CAPACITY PLANNER-TM- increases the effectiveness of deployed network resources and improves the efficiency of future network investments by profiling and forecasting application, network, and device utilization and behavior. NGenius Capacity Planner also reports on trends in network consumption by individual software applications utilizing data from both network devices and NetScout probes.

    - NGENIUS APPLICATION SERVICE LEVEL MANAGER-TM- generates reports on applications' service levels from information gathered by NetScout's Active Agent technology. Network managers use the reports to validate application response time and to manage relationships with business users and service providers. The NGenius Active Agent is a Java application deployed on or near the desktop to gather application response time information from the customer perspective. It generates synthetic transactions to "test" the application environment and report response time. A single Active Agent can represent multiple applications, providing a cost-effective approach to tracking business transactions.

    INFORMATION COLLECTION AND GENERATION. At the heart of NetScout's value to its customers is the unique network and application behavior and performance information generated from data collected by

NetScout's real-time probes. NetScout probes attach to the network and passively monitor traffic patterns on the network core, backbone and server connections, collecting vital data, unique statistics, event monitoring, and protocol decoding at the physical, network and application levels of the network. By placing probes at strategic locations throughout a network, organizations gain network-wide visibility of their traffic flows so they can better understand and optimize performance and the applications being delivered across the network. They can also be deployed to track and report on network usage by applications, departments, or users, which can then be used to implement usage based billing.

    NetScout continually enhances its probe technology to ensure visibility into all types of network traffic and communications technologies. Today, NetScout's probes monitor all business applications, as well as voice, video, and Web applications. NetScout recently introduced expanded support for Voice-over-IP, Voice-over-Frame-Relay and Virtual Private Networks to its monitoring capabilities. NetScout has probes to support the widest range of network topologies, including Gigabit Ethernet; Fast Ethernet; Fast EtherChannel; Ethernet; Frame Relay and Wide Area Network T1/E1; Demarcation-point T1D/E1D; Frame Relay and Wide Area Network HSS1, DS3/E3; Asynchronous Transfer Mode for DS3/E3 and OC-3c/STM-1; and Packet-over-SONET for OC-3c/STM-1 and OC-12c/ATM-4. Our track record of innovation began with the introduction of Ethernet probes in 1992, and we have continued to innovate probe technology with the addition of more than thirty new probes over the past ten years. In conjunction with probe innovation, we have continually expanded our network traffic monitoring capabilities by innovating highly valuable, unique applications performance information through new probe software extensions, including extensions for application response time, web-application content response time and Voice-over-IP. Maintenance customers with probes installed can upgrade them by downloading new versions of the probe software over their network, keeping their monitoring capability current with NetScout's industry leading innovations.

    NetScout also offers value-added proprietary software enhancements to its probes. Some of those enhancements include: NetFlow Monitor, which integrates traffic information stored in Cisco routers with other traffic information; Application Response Time Management Information Base, which enables monitoring of application response time within the network; HTTP Content Response Time Management Information Base, which provides monitoring of Web services' responsiveness; Voice-over-IP Management Information Base, which provides performance management for converged voice and data networks; and Virtual Local Area Network Monitor, which allows traffic monitoring of specific sets of users within a switched network for either increased troubleshooting or traffic accounting.

STRATEGY

    Our objective is to enhance shareholder value through continued growth, profitability and market leadership. We intend to pursue growth through expanding our worldwide presence, expanding our customer base, and increasing our ongoing business and penetration with our established customers. We intend to extend our market leadership by continuing to develop the market's first strategic, integrated, network performance management platform that overlays the network and generates the information needed to proactively avoid network failures and performance degradations. Key elements of our strategy include:

    EXTEND TECHNOLOGY LEADERSHIP. We intend to continue to devote significant development resources to expanding and enhancing our first-to-market, integrated platform for performance management solutions that capitalizes on our extensive experience with global companies and their very large computer networks. Key aspects of our technology leadership include the ability to develop new and groundbreaking performance management techniques, the ability to deliver solutions across a multi-vendor environment, and our vision of emerging uses of communications technology and networked environments. As part of our strategy, we will enter into strategic relationships with, and/or acquire other companies to complement our technologies. We intend to incorporate new technologies and provide solutions that will enable businesses, service providers and carriers to manage and optimize the performance of their networks, network-delivered applications and network-based service offerings.

    EXPAND REPORTING AND ANALYSIS SOFTWARE SUITE. We plan to develop new analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities created by changes in networking technologies and trends, such as Voice-over-IP and storage networks. We also plan to leverage the unique information generated by our probes and integrated reporting and analysis tools, through new nGenius software products.

    EXTEND PROBE SUITE. We plan to continue to expand our probe line to extend our monitoring capabilities to meet emerging network environments, higher speeds, new types of traffic, new communications architectures, new communications technologies and new network topologies. To ensure that our customers are able to achieve comprehensive oversight of their networks, we will maintain older topologies while regularly introducing probes for newer ones. Our probe suite covers topologies for both domestic and international markets.

    LEVERAGE INSTALLED BASE OPPORTUNITIES. More than 80,000 network segments are monitored by the more than 3,000 customers that have deployed NetScout products worldwide. We have initiated steps to target existing users of our products with marketing and sales programs designed to promote more extensive use of our performance management solutions. Customers purchase products through our reseller partners or direct from us. In both cases, we participate in selling to them using a "high-touch" selling model. In this model, NetScout's worldwide field sales force maintains a very high presence with customers and prospects, consulting in both direct and reseller sales opportunities to satisfy customers' needs.

    TARGET MARKET OPPORTUNITIES. We target our products at markets that we believe have the potential for growth. We have identified the following markets as having the potential for increasingly strong demand for our integrated products:

    - Global enterprises;

    - Global service providers, including carriers, Internet Service Providers, or ISPs, Managed Service Providers, or MSPs, and outsourcers; and

    - Professional technology services organizations, such as systems integrators.

    CISCO RELATIONSHIP. Since 1994, we have had a strategic relationship with Cisco. Over time, the relationship expanded to include exchange of technology development plans, the private labeling and reselling of NetScout's probes and real-time monitoring software and joint field sales and support activities. Development activities have included the quarterly exchange of technology and product plans between NetScout and Cisco to guide development of network management technologies that align with the future needs of Cisco-powered networks. Standard functionality in NetScout's solutions has grown to include support for Cisco's switch product line, ISL, Netflow and QoS, and the resale of NetScout's software technology in the CiscoWorks2000 Routed LAN Management Solution software bundle. On June 12, 2001, NetScout announced a change in the Cisco relationship where Cisco discontinued private labeling and reselling NetScout's probes and began referring sales opportunities for probes directly to NetScout. During fiscal year 2002 NetScout successfully transitioned Cisco customers to NetScout's direct and indirect sales channels. The change was precipitated by the two companies' need to evolve their sales and support model to better meet changing customer requirements and needs for profitability. The addition in 2001 of NetScout's NGenius Real-Time Monitor software to Cisco's CiscoWorks2000 Routed LAN Management Solution software bundle is the most recent step in that strategy. The strategic aspect of the relationship involving the early exchange of technology plans continues. The two companies' development organizations collaborate closely on product direction. Our strategy is to continue to collaborate with Cisco on technology development and to support Cisco's continued distribution of our software products.

    EXPAND DISTRIBUTION CHANNELS. We plan to continue to increase our direct field sales presence where it is advantageous to do so during fiscal year 2003. We also seek to develop additional indirect distribution channels with systems integrators, resellers and service providers. In addition to Cisco, our channel relationships include GE CompuNet, Avnet Computer, Northrup Grumman, Acterna, Siemens, TGS Telonic, Morse Limited and others. These and other important partners facilitate the worldwide distribution and market acceptance of our solutions.

    FACILITATE DEVELOPMENT OF COMPLEMENTARY THIRD-PARTY PRODUCTS AND STRATEGIC RELATIONSHIPS. Our probes generate rich performance information that can be leveraged by third-party software products. As a means to increase demand for our products, we encourage the development of applications that leverage our solutions. Our NGenius product platform also facilitates delivery of complementary performance management and reporting applications with its open style architecture and user interface portal. OpNet, a partner, uses our unique network information to develop sophisticated, predictive models of our joint customers' networks' behavior. We expanded our partnership with OpNet, where they are integrating our real time traffic and performance information into their products. In addition, NetScout's NGenius Real Time Monitor is integrated with Hewlett Packard's OpenView Network Node Manager.

    NetScout intends to leverage the competitive advantage of its application and user level network traffic information generating technology in probes, agents and analysis software, to build the broadest, most robust network performance management for the strategic enterprise networks of the future, a solution on which all other network management will be based.

SALES AND MARKETING

    NetScout targets corporations and service providers with large, mission-critical networks through a combination of direct and indirect sales channels. Our direct sales teams play an integral and influential role in serving a large portion of our channel partners' accounts, providing the consulting expertise needed to determine the technical and practical needs of customers and designing and presenting the solutions that best suit those needs. We prioritize hiring practices and training programs to ensure our sales personnel are both highly talented and well trained. We continue to provide programs for our direct sales force, as well as channel partners, throughout the year, for in-depth product and technical training. We encourage joint initiatives involving our sales teams and the teams of our partners.

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

    Over the past several years, the largest portion of our indirect sales has channeled through our strategic partner, Cisco Systems, Inc. Revenue derived through the Cisco channel represented 50%, 51% and 32% of our total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. Approximately 17%, 13% and 13% of total revenue for the fiscal years ended
March 31, 2000, 2001 and 2002, respectively, has been derived through royalties we receive as compensation for our core monitoring technology being resold as part of CiscoWorks2000 Routed software bundle. The remaining 33%, 38% and 19% of total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively, has been derived through ongoing sales and support of NetScout probes to Cisco customers accomplished through joint selling by Cisco and NetScout sales organizations. Through these joint sales and support activities, NetScout has maintained relationships with many of the largest enterprises. The recent change in the selling model for NetScout probes to Cisco customers influences only sales associated with NetScout probes. Sales of our software, in the CiscoWorks2000 software bundle, are not affected. With our sales infrastructure strengthened over the last two years and our historically close involvement with Cisco customers, we have been successful in transitioning Cisco-filled sales to our direct and indirect channels. Our strategic relationship with Cisco is governed by a project development and license agreement dated as of January 13, 1994 and private labeling agreement dated as of October 17, 1995, which terms expire October 31, 2002.

    Our indirect channel partners include original equipment manufacturers, distributors, resellers, service providers and system integrators. Total revenue from indirect distribution channels represented 78%, 72% and 59% of total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively.

    Our sales force is organized into three main regions, North America, Europe-Middle East-Africa and Asia Pacific. Revenue from sales outside North America represented 13%, 10% and 13% of our total revenue in the fiscal years ended March 31, 2000, 2001 and 2002, respectively. Sales outside North America are primarily through indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. The North America revenue figures include sales made by NetScout to these North American-based indirect channel partners. These domestic resellers may sell NetScout product to international locations, however, NetScout still accounts for these shipments as North America revenue since NetScout ships the product to a domestic location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

    As of March 31, 2002, our North American field sales organization consisted of 76 employees. Our international sales organization consisted of 27 employees with offices in the United Kingdom, France, Hong Kong, Germany, Norway and Singapore. In addition, we had 31 employees responsible for providing telesales, training and sales and administrative support.

    As of March 31, 2002, our marketing organization consisted of 14 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout brand name in the marketplace. Key elements of our marketing strategy focus on demand generation in new target markets, demand generation within our installed base, and acceleration of strategic selling relationships with local and global resellers and systems integrators.

SUPPORT SERVICES

    Customer satisfaction is a key driver of NetScout's success. NetScout MasterCare support programs offer customers various levels of high quality support services to assist in the deployment of our solutions. NetScout offers premium 24/7 toll free support to its MasterCare Platinum customers in addition to our standard MasterCare Gold support offering. We have support personnel located in the United States and abroad with some support provided by qualified third party support partners.

    NetScout issues a monthly support newsletter, MasterCare News, which informs our MasterCare customers of new releases, patches, technical tips and documentation tips. MasterCare customers receive the benefits of an advanced customer support web site that provides an on line database of FAQ's and the latest down loadable patches as well as the on line trouble ticketing system. In the past year, NetScout has made new investments in call center software, which will further improve our ability to service our customers.

RESEARCH AND DEVELOPMENT

    Our success depends on our ability to anticipate and innovate solutions that will meet emerging customer demands. We have extensive experience in market development in conjunction with pioneering next generation network performance management technologies. Our core technology for monitoring and troubleshooting network and applications performance remains positioned at the forefront of a rising market. In fiscal year 2001, we began new market development in conjunction with our introduction of the market's first integrated network performance management system. Our NGenius system leverages the two leading principal forms of network performance management: real-time network and applications monitoring and troubleshooting with historical-based capacity planning. Our plans are to leverage the comprehensive benefits of this new platform into emerging, growth-oriented markets.

    As of March 31, 2002, our research and development organization consisted of 104 employees. In addition, we contract with third parties to perform specific development projects. Research and development expenditures for the fiscal years ended March 31, 2000, 2001 and 2002 were approximately $9.5 million,
$15.4 million and $19.8 million, respectively. To date, all research and development expenses have been expensed as incurred.

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

    We also continue our technology collaboration within the framework of our strategic relationship with Cisco Systems, Inc. As a part of this collaboration, we review and address the network and application performance management needs and plans engendered by Cisco-specific standards-implementations, extensions thereto, technologies, and product and technology initiatives. These collaborations, similar to the IETF activities, also provide NetScout with early insight into Cisco-specific plans and directions, allowing NetScout quick time-to-market with new products and technologies.

MANUFACTURING

    Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with general customer requirements. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. NetScout successfully renewed its ISO 9001 certification in February 2002. As of March 31, 2002, our manufacturing organization consisted of 21 employees.

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

CUSTOMERS

    We sell our products to businesses and organizations with large and medium-sized, high-speed computer networks. We have sold a majority of our products through indirect distribution channels to more than 3,000 customers worldwide. Our products have been sold to customers operating in a wide variety of industries, such as financial services, technology, manufacturing, government, service provider, healthcare and retail. Due to rapid order fulfillment we do not operate with significant backlog.

    We have worked closely and extensively with Cisco in joint sales and support activities involving Cisco customers during the past several years. We have established strong relationships with a great portion of Cisco customers during this time and we have successfully transferred relationships with those customers over to NetScout. Other than Cisco, no other customer represented more than 10% of our revenue for the fiscal years ended March 31, 2000, 2001 and 2002.

COMPETITION

    The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our principal competitors include a number of companies offering one or more solutions for the network and application performance management market, some of which compete directly with our products. For example, we compete with probe vendors of portable network traffic analyzers, such as Network Associates, Inc, and providers of network performance management solutions such as Concord Communications. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality and price, name and reputation of vendor, distribution strength, and alliances with industry partners.

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

    We pursue registration of some of our trademarks in the U.S. and in other countries. We have registered the trademark NETSCOUT in the U.S., Canada and the European Union and the NetScout Logo in the U.S., Canada and Japan. We also own registrations in the U.S., Australia, Hong Kong, Japan, and Switzerland for NEXTPOINT, in the U.S. and the European Union for SYNTHETIC TRANSACTIONS, in the U.S., European Union, and Japan for TRAFFIC SIGNATURES, and in the European Union and Japan for APPSCOUT and BUSINESS-CENTRIC NETWORK MANAGEMENT.

    In addition, we have applications for registration pending in the U.S. for the following trademarks: ART MIB, NGENIUS (also in Canada and the European Union), NGENIUS EVENT MANAGER, NGENIUS PACKET ANALYZER, NGENIUS PERFORMANCE MONITOR, NGENIUS PROBES and NGENIUS TRAFFIC MONITOR.

    Additionally, NetScout has rights in the unregistered trademarks NGENIUS REAL-TIME MONITOR, NGENIUS CAPACITY PLANNER, and NGENIUS APPLICATION SERVICE LEVEL MANAGER and to the NetScout slogan, "BECAUSE THE NETWORK IS THE BUSINESS".

    NetScout has certain patents pending with the United States Patent and Trademark Office as a result of the assignment of such patent applications by NextPoint to NetScout pursuant to the NextPoint acquisition. These are EVALUATING COMPUTER RESOURCES and MANAGING COMPUTER RESOURCES.

    Additionally, NetScout has a provisional patent pending with the United States Patent and Trademark office for NetScout's REAL TIME NETWORK PERFORMANCE MONITORING SYSTEM AND RELATED METHODS.

EMPLOYEES

    As of March 31, 2002, we had 355 employees, 243 of whom were based at our headquarters in Westford, Massachusetts. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

    We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts for our headquarters. The current lease will expire in August 2013 and we have an option to extend the lease for an additional five-year term. We also lease office space in thirteen other cities for our sales and support personnel, including 3,200 square feet of space in the United Kingdom. We believe that these existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    Prior to the acquisition of NextPoint Networks, Inc. ("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint denied the claim. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit and this escrow balance significantly limited NetScout's exposure. NetScout recorded an accrual to account for any additional expenses. The matter was settled in January 2002. Subsequent to year end, escrow funds were released and NetScout received the appropriate escrow balance to finalize this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

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

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
June 30, 2000...............................................   $17.00     $10.81
September 30, 2000..........................................   $23.75     $12.88
December 31, 2000...........................................   $24.38     $10.00
March 31, 2001..............................................   $15.69     $ 4.66
June 30, 2001...............................................   $ 9.66     $ 4.25
September 30, 2001..........................................   $ 6.40     $ 3.30
December 31, 2001...........................................   $11.89     $ 3.80
March 31, 2002..............................................   $ 9.70     $ 6.63

    As of June 14, 2002 there were approximately 4,435 stockholders of record of the Company's common stock.

DIVIDEND POLICY

    In fiscal years 2001 and 2002, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our bank loan agreement prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, and general business conditions.

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

RECENT SALES OF UNREGISTERED SECURITIES

    None.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended March 31, 2000, 2001 and 2002, and the consolidated balance sheet data as of March 31, 2001 and 2002, are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended March 31, 1998 and 1999, and the consolidated balance sheet data as of March 31, 1998, 1999 and 2000, have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. On July 7, 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint. The results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout's consolidated statement of income and consolidated balance sheet for fiscal year 2001. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                YEAR ENDED MARCH 31,
                                                ----------------------------------------------------
                                                  1998       1999       2000       2001       2002
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product.....................................  $34,990    $50,374    $57,206    $75,673    $ 51,583
  Service.....................................    5,143      8,710     12,804     18,506      21,102
  License and royalty.........................    2,696      8,467     16,149     13,772       9,599
                                                -------    -------    -------    -------    --------
    Total revenue.............................   42,829     67,551     86,159    107,951      82,284
                                                -------    -------    -------    -------    --------
Cost of revenue:
  Product.....................................   12,638     19,250     21,139     25,737      18,465
  Service.....................................      784      1,235      1,718      3,453       3,628
                                                -------    -------    -------    -------    --------
    Total cost of revenue.....................   13,422     20,485     22,857     29,190      22,093
                                                -------    -------    -------    -------    --------
Gross margin..................................   29,407     47,066     63,302     78,761      60,191
                                                -------    -------    -------    -------    --------
Operating expenses:
  Research and development....................    5,129      7,526      9,526     15,424      19,841
  Sales and marketing.........................   13,583     20,375     27,945     39,985      36,017
  General and administrative..................    2,950      4,104      4,631      8,382       8,107
  Amortization of goodwill and other
    intangible assets.........................       --         --         --      7,892      10,483
  In-process research and development.........       --         --         --        268          --
                                                -------    -------    -------    -------    --------
    Total operating expenses..................   21,662     32,005     42,102     71,951      74,448
                                                -------    -------    -------    -------    --------
Income (loss) from operations.................    7,745     15,061     21,200      6,810     (14,257)
Interest income, net..........................      743        926      2,551      3,923       1,919
                                                -------    -------    -------    -------    --------
Income (loss) before provision for (benefit
  from) income taxes..........................    8,488     15,987     23,751     10,733     (12,338)
Provision for (benefit from) income taxes.....    3,056      5,715      8,539      7,027        (927)
                                                -------    -------    -------    -------    --------
Net income (loss).............................  $ 5,432    $10,272    $15,212    $ 3,706    $(11,411)
                                                =======    =======    =======    =======    ========
Basic net income (loss) per share.............  $  0.28    $  0.55    $  0.70    $  0.13    $  (0.39)
Diluted net income (loss) per share...........  $  0.23    $  0.43    $  0.56    $  0.12    $  (0.39)
Shares used in computing:
  Basic net income (loss) per share...........   19,289     18,586     21,750     28,487      29,533
  Diluted net income (loss) per share.........   23,166     23,706     26,946     29,726      29,533

                                                                      MARCH 31,
                                                 ----------------------------------------------------
                                                   1998       1999       2000       2001       2002
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short and long-term
  marketable securities........................  $15,175    $25,477    $70,322    $61,382    $69,265
Working capital................................   14,163     24,489     74,866     67,665     60,389
Total assets...................................   31,220     43,974     96,748    142,080    137,298
Class B redeemable convertible common stock....       --     44,161         --         --         --
Total stockholders' equity (deficit)...........   20,400    (13,124)    81,122    121,045    112,707

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following information should be read in conjunction with the audited consolidated financial information and the notes thereto included in this Annual Report on Form 10-K.

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

    OVERVIEW

    NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable optimization of the performance and cost management of complex, high-speed networks, including their ability to efficiently deliver critical business applications and content to end-users. NetScout manufactures and markets these products in an integrated hardware and software solution suite that is used by enterprise and service provider businesses worldwide. We manage our business as a single operating segment.

    NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop and market its first infrastructure performance management products. Our operations have been financed principally through cash provided by operations. On July 7, 2000, NetScout completed its acquisition of NextPoint Networks, Inc. The transaction was valued at approximately $52.5 million.

    CRITICAL ACCOUNTING POLICIES

    NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories and valuation of long-lived assets to be critical in fully understanding and evaluating our financial results

REVENUE RECOGNITION

    Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in our customer composition and historical experience. If our judgments and estimates relating to the product returns prove to be inadequate, our financial results could be materially adversely affected in future periods.

    Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue from software support is deferred and recognized ratably over the three-month support period. Revenue from hardware support is deferred and recognized ratably over the 12-month support period. In addition, customers can elect to purchase extended support agreements, typically for 12-month periods. Revenue from these agreements is deferred and recognized ratably over the support period. Revenue from consulting and training is recognized as the work is performed.

    For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor objective evidence of fair value is based on the price customers pay when the element is sold separately.

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

    Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 78%, 72% and 59% of total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. Total revenue generated from Cisco Systems, Inc. represented 50%, 51% and 32% of our total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the fiscal years ended March 31, 2000, 2001 and 2002.

    In the past, Cisco resold our probes to customers under their private label. As of July 28, 2001, Cisco no longer marketed or sold NetScout probes under their private label, however they continued to place their backlog orders with us through December 31, 2001. Additionally, Cisco continues to incorporate components of our software technology into their products. We will continue to collaborate with Cisco on product development and marketing and to support Cisco's continued distribution of our software products. We have completed the transition of Cisco customers to a direct or reseller relationship with NetScout. NetScout also sees continued opportunity in our relationship with this computer networking industry leader and intend to continue increasing the sale, visibility and accelerated market acceptance of our products via this relationship worldwide.

    Revenue from sales outside North America represented 13%, 10% and 13% of our total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. Sales outside North America are primarily due to indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations, however, NetScout still reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Accounts receivable is reduced by an allowance for doubtful accounts. Our normal payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At March 31, 2001 and 2002, one customer accounted for approximately 15% and 8%, respectively, of our accounts receivable. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, do not require collateral from our customers. We perform full credit checks on all potential new customers prior to acceptance of the order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. The allowance for doubtful accounts is based upon management estimates of the un-collectability of our accounts receivables. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and customer concentrations when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are made when establishing the allowance for doubtful accounts. If our judgments and estimates relating to the allowance for doubtful accounts prove to be inadequate, our financial results could be materially adversely affected in future periods.

VALUATION OF INVENTORIES

    Inventories are stated at actual cost. Inventories consist primarily of raw materials and finished goods. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. Generally, we do not maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would affect our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially adversely affect our business, operating results and financial condition, thereby adversely effecting our financial condition and results of operations.

    Inventories are reduced by a reserve for obsolete and excess inventory. Management regularly monitors our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon management's estimated forecasts of unit sales and estimated timing and impact of new product introductions. Management considers historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns when evaluating the adequacy of the reserve for obsolete and excess inventory. Significant management judgments and estimates must be made when establishing the reserve for obsolete and excess inventory. If our judgments and estimates relating to obsolete and excess inventory prove to be inadequate, our financial results could be materially adversely affected in future periods.

VALUATION OF LONG-LIVED ASSETS

    NetScout regularly performs reviews on the carrying value of our long-term assets to determine if any impairment is present. Items which could trigger impairment could include but are not limited to significant underperformance relative to historical product demand, significant negative industry or economic trends, significant decline in our stock price for a sustained period and significant decline in our technological value compared to the market. Management considers historical product demand, current economic trends, customer buying patterns, customer credit-worthiness and expected revenue projections when estimating expected future cash flows. No such impairment has been indicated to date. Significant management judgments and estimates must be made when establishing criteria for future cash flows. If our judgments and estimates relating to long-term assets prove to be inadequate, our financial results could be materially adversely affected in future periods.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

                             NETSCOUT SYSTEMS, INC.
                      STATEMENTS OF OPERATIONS PERCENTAGES

                                                                     YEAR ENDED MARCH 31,
                                                            --------------------------------------
                                                              2000           2001           2002
                                                            --------       --------       --------
Revenue:
  Product.................................................    66.4%          70.1%          62.7%
  Service.................................................    14.9           17.1           25.6
  License and royalty.....................................    18.7           12.8           11.7
                                                             -----          -----          -----
    Total revenue.........................................   100.0          100.0          100.0
                                                             -----          -----          -----
Cost of revenue:
  Product.................................................    24.5           23.8           22.4
  Service.................................................     2.0            3.2            4.4
                                                             -----          -----          -----
    Total cost of revenue.................................    26.5           27.0           26.8
                                                             -----          -----          -----
Gross margin..............................................    73.5           73.0           73.2
                                                             -----          -----          -----
Operating expenses:
  Research and development................................    11.1           14.3           24.1
  Sales and marketing.....................................    32.4           37.0           43.8
  General and administrative..............................     5.4            7.8            9.9
  Amortization of goodwill and other intangible assets....      --            7.3           12.7
  In-process research and development.....................      --            0.3             --
                                                             -----          -----          -----
    Total operating expenses..............................    48.9           66.7           90.5
                                                             -----          -----          -----
Income (loss) from operations.............................    24.6            6.3          (17.3)
Interest income, net......................................     3.0            3.6            2.3
                                                             -----          -----          -----
Income (loss) before provision for income taxes...........    27.6            9.9          (15.0)
Provision for (benefit from) income taxes.................     9.9            6.5           (1.1)
                                                             -----          -----          -----
Net income (loss).........................................    17.7%           3.4%         (13.9%)
                                                             =====          =====          =====

FISCAL YEARS ENDED MARCH 31, 2002 AND 2001

REVENUE

    Total revenues were $82.3 million and $108.0 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 24% from 2001 to 2002.

    PRODUCT. Product revenues were $51.6 million and $75.7 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 32% from 2001 to 2002. This decrease was primarily due to a 49% decrease in unit sales, which was attributable to the continued slowdown in network management capital spending in many large enterprises as a result of the economic downturn, offset by an increase in the average selling price of 28% attributable to the sale of our higher-end probes. It is unknown what effect the tight capital spending controls in the U.S. and abroad will continue to have on this economic downturn and what impact, if any, it will have on our future product revenue results.

    SERVICE. Service revenues were $21.1 million and $18.5 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing an increase of 14% from 2001 to 2002. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated in recent reporting periods combined with continued renewals of customer support agreements from our continually-expanding installed base.

    LICENSE AND ROYALTY. License and royalty revenues were $9.6 million and $13.8 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 30% from 2001 to 2002. This decrease corresponded with the continued slowdown in network management capital spending as a result of the economic downturn. It is unknown what effect the tight capital spending controls in the U.S. and abroad will continue to have on this economic downturn and what impact, if any, it will have on our future license and royalty revenue results.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $18.5 million and $25.7 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 28% from 2001 to 2002. This decrease corresponds with the 32% decrease in product revenue attributable to the overall current slowdown in network management capital spending in many large enterprises as a result of the economic downturn. Product gross margins were 64% and 66% for the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in gross margin was mainly caused by an increase in fixed manufacturing costs, which was allocated over the decreased number of units during the fiscal year.

    SERVICE. Cost of service revenue consists primarily of personnel costs, material and consulting costs. Cost of service revenues were $3.6 million and $3.5 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing an increase of 5% from 2001 to 2002. Service gross margins were 83% and 81% for the fiscal years ended March 31, 2002 and 2001, respectively. This increase in cost was primarily due to an increase in our personnel costs, partially offset by a decrease in consulting costs. While cost of service revenue increased by 5%, service revenue itself increased by 14%, thereby improving our gross margin.

    Gross margins were $60.2 million and $78.8 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 24% from 2001 to 2002. Gross margin percentage was 73% for each of the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in margin dollars was primarily due to the decrease in unit sales attributable to the overall current slowdown in network management spending in many large enterprises as a result of the economic downturn. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to indirect distribution channel sales.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $19.8 million and $15.4 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing an increase of 29% from 2001 to 2002. This increase was primarily due to a 33% increase in personnel costs from 2001 to 2002, attributable to the acquisition of NextPoint, the impact of a full year of personnel costs related to employees hired during fiscal year 2001 and the reclassification of certain job functions. In addition there was a 40% increase of stock-based compensation charges related to the NextPoint acquisition from 2001 to

2002. We anticipate that we will decrease research and development expenses in absolute dollars in the near future as we continue to maintain tight spending controls during the current economic downturn. We will continue to monitor the economic situation and will resume growth of our development investment once we again achieve revenue and profit growth.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $36.0 million and $40.0 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 10% from 2001 to 2002. This decrease was primarily due to a 60% decrease in marketing programs spending and a decrease in travel expenses by 15% as a result of a concerted expense control program and a decline in recruiting expenses of 79% from 2001 to 2002. We anticipate that we will commit additional resources to sales and marketing in the future and that sales and marketing expenses will increase in absolute dollars year over year in our continued effort to promote revenue growth and NetScout name recognition.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial, information services and human resource employees. General and administrative expenses were $8.1 million and $8.4 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 3% from 2001 to 2002. This decrease was primarily due to a 6% decrease in personnel costs from 2001 to 2002. We anticipate that we will decrease general and administrative expenses in absolute dollars in the near future as we continue to maintain tight spending controls during the current economic downturn. We will continue to monitor the economic situation and reevaluate spending once the economy improves.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $10.5 million and $7.9 million for the fiscal years ended March 31, 2002 and 2001, respectively, due to the acquisition of NextPoint in the beginning of the second quarter of fiscal year 2001. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset will no longer be subject to amortization.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development ("IPR&D") was $268,000 for the fiscal year ended March 31, 2001 due to the acquisition of NextPoint. A portion of the purchase price was allocated to acquired IPR&D and completed technology. Completed technology and IPR&D were identified and valued through interviews and analysis of data regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and charged as an expense on the day of the acquisition. The value of IPR&D was determined considering the project's stage of completion, the time and resources needed for completion, the contribution of core technology and the projected discounted cash flows of completed products. The discount rate was determined considering weighted average cost of capital and the risk surrounding the successful completion of the projects under development.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $1.9 million and $3.9 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 51% from 2001 to 2002. This decrease was primarily due to lower market interest rates on cash equivalents and marketable securities.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) income taxes was ($927,000) and $7.0 million for the fiscal years ended
March 31, 2002 and 2001, respectively, as a result of lower taxable income.

    NET INCOME (LOSS). Net income (loss) was ($11.4) million and $3.7 million for the fiscal years ended March 31, 2002 and 2001, respectively. The net decrease in net income year over year was primarily the result of lower revenues attributable to the overall slowdown in network management capital spending in many large enterprises as a result of the economic downturn and to a lesser degree higher amortization of goodwill and other intangible assets and stock-based compensation expense related to the timing of the acquisition of NextPoint. Pro forma net income, excluding non-cash amortization of goodwill and other intangible assets of $10.5 million and $8.2 million for the years ended March 31, 2002 and 2001, respectively, and stock-based compensation of $2.3 million and $1.8 million for the years ended March 31, 2002 and 2001, respectively, was $1.4 million and $13.7 million for the years ended March 31, 2002 and 2001, respectively.

FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

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

    Gross margins were $78.8 million and $63.3 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing an increase of 24% from 2000 to 2001. Gross margin percentage was 73% for each of the fiscal years ended March 31, 2001 and 2000, respectively. Gross margin is primarily affected by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to indirect distribution channel sales. This increase was primarily due to an increase in the sale of our higher end probes.

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

    IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development ("IPR&D") was $268,000 for the fiscal year ended March 31, 2001 due to the acquisition of NextPoint. A portion of the purchase price was allocated to acquired IPR&D and completed technology. Completed technology and IPR&D were identified and valued through interviews and analysis of data regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and charged as an expense on the day of the acquisition. The value of IPR&D was determined considering the project's stage of completion, the time and resources needed for completion, the contribution of core technology and the projected discounted cash flows of completed products. The discount rate was determined considering weighted average cost of capital and the risk surrounding the successful completion of the projects under development.

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

    NET INCOME. Net income was $3.7 million and $15.2 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing a decrease of 76% from 2000 to 2001. This decrease was primarily the result of amortization of goodwill and other intangible assets and stock-based compensation related to the acquisition of NextPoint. Pro forma net income, excluding non-cash amortization of goodwill and other intangible assets of $8.2 million for the year ended
March 31, 2001 and stock-based compensation expense of $1.8 million and $442,000 for the years ended March 31. 2001 and 2000, respectively, and using a 34% effective tax rate, was $13.7 million and $15.7 million for the fiscal years ended March 31, 2001 and 2000, respectively, representing a 13% decrease from 2000 to 2001. This was primarily due to revenue growth offset by additional operating expense resulting from the acquisition of NextPoint.

CONTRACTUAL OBLIGATIONS

    As of March 31, 2002, we had the following current contractual obligations (in thousands):

                                               NON-CANCELABLE
                                                   LEASE
                                                COMMITMENTS     INVENTORY    TOTAL
                                               --------------   ---------   --------
2003.........................................     $ 3,456         $888      $ 4,344
2004.........................................       3,253           --        3,253
2005.........................................       3,147           --        3,147
2006.........................................       3,138           --        3,138
2007.........................................       3,138           --        3,138
Remaining years..............................      20,246           --       20,246
                                                  -------         ----      -------
Total contractual obligations................     $36,378         $888      $37,266
                                                  =======         ====      =======

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2002, we had $19.3 million in cash and cash equivalents, $44.8 million in short-term marketable securities and $5.1 million in long-term marketable securities, together totaling to $69.3 million. We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2003. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. As of March 31, 2002, we had letters of credit outstanding under the line aggregating $3.2 million. The bank line of credit is secured by our inventory and accounts receivable.

    Cash provided by operating activities was $15.3 million, $17.7 million, and $13.7 million for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. In fiscal year 2000, cash provided by operating activities was primarily derived from net income and to a lesser degree an increase in depreciation and amortization, accrued compensation and other expenses and deferred revenue. This was partially offset by increases in accounts receivable, prepaids and other assets, and refundable income taxes and a decrease in accounts payable. In fiscal year 2001, cash provided by operating activities was primarily derived by net income and increases in depreciation and amortization, amortization of goodwill and other intangible assets, deferred revenue and compensation expense associated with equity awards. This was partially offset by an increase in inventories. In fiscal year 2002, cash provided by operating activities was primarily derived from increases in depreciation and amortization and amortization of goodwill and other intangible assets, decreases in inventories and increases in deferred revenue, accrued compensation and other expenses and compensation associated with equity awards. These are offset by a decrease in accounts payable, deferred income taxes and increases in accounts receivable and other assets.

    Cash used in investing activities was $24.2 million, $11.3 million and $51.1 million for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. In fiscal year 2000, cash used in investing activities was primarily due to the purchase of marketable securities and, to a lesser degree, the purchase of fixed assets. For fiscal year 2001, cash used in investing activities reflects cash paid for the acquisition of NextPoint, the purchase of marketable securities and the purchase of fixed assets largely offset by the proceeds from the maturity of marketable securities. For fiscal year 2002, cash used in investing activities reflects the purchase of marketable securities and the purchase of fixed assets offset by the proceeds from the maturity of marketable securities.

    Cash provided by financing activities was $32.0 million, $1.5 million and $426,000 for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. For fiscal year 2000, cash provided by financing activities was due to the initial public offering proceeds. For fiscal year 2001, cash provided by financing activities was due to proceeds from the issuance of common stock partially offset by the repayment of notes payables assumed with the acquisition of NextPoint. For fiscal year 2002, cash provided by financing activities was due to proceeds from the issuance of common stock offset by the purchase of treasury stock.

    We believe that our current cash balances and the cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our product were to decrease substantially there could be a material effect on our ability to generate cash flow sufficient for our short-term working capital and expenditure needs. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company, as required, in the first quarter of fiscal year 2003. On April 1, 2002, NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill. NetScout does not expect that the adoption of SFAS No. 142 will have a significant impairment impact on its consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective March 2003. SFAS No. 143 addresses the financial reporting for obligations and retirement costs relating to the retirement of tangible long-lived assets. NetScout does not expect that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective March 1, 2002. SFAS
No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." NetScout does not expect that the adoption of SFAS No. 144 will have a significant impact on its consolidated financial statements.

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

    A REDUCTION IN ORDERS FROM CUSTOMERS OF CISCO SYSTEMS, INC. COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Although Cisco continues to incorporate some of our software into their products, as of July 28, 2001, Cisco no longer sold our probes to third parties under its private label. Cisco did, however, continue to place their backlog orders with us through December 31, 2001. By selling our probes under their private label, Cisco accounted for 33%, 38% and 19% of our total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. We now sell to Cisco customers, both directly or through indirect channel partners but if we are unable to continue to sell our products directly or through indirect channel partners to customers of Cisco in the future, our business, operating results and financial condition could be materially adversely affected.

    A TERMINATION OF OUR STRATEGIC RELATIONSHIP WITH CISCO MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our strategic relationship with Cisco provides us with early insight into the development of new technologies. Additionally, Cisco incorporates some of our software in their products and provides license and royalty revenue to NetScout. License and royalty revenue and other revenue from software sales to Cisco accounted for 17%, 13% and 13% of our total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. Cisco may decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated or further adversely affected for any reason, our business, operating results and financial condition could be materially adversely affected.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE INDIRECT DISTRIBUTION
CHANNELS. Sales to our indirect distribution channels accounted for 78%, 72% and 59% of our total revenue for the fiscal years ended March 2000, 2001 and 2002, respectively. While Cisco no longer resold our probes as of July 28, 2001, they did continue to place backlog orders with us through December 31, 2001. Cisco accounted for 50%, 51% and 32% of our total revenue for the fiscal years ended March 31, 2000, 2001 and 2002, respectively. To increase our sales, in addition to growing our direct sales model, we must develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products, which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse effect on our business, operating results and financial condition.

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

    OUR RELIANCE ON SOLE SOURCE SUPPLIERS COULD ADVERSELY AFFECT OUR
BUSINESS. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards, which are produced for us solely by SBS Technologies, Inc., SysKonnect, Inc., Adaptec, Inc, and JNI. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would affect our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially adversely affect our business, operating results and financial condition.

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

    WE MUST HIRE AND RETAIN SKILLED PERSONNEL. Our success depends in large part upon our ability to attract, train, motivate and retain highly-skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. We have had difficulty hiring and retaining these highly-skilled employees in the past. If we are unable to attract and retain the highly-skilled technical personnel that are integral to our sales, marketing, product development and customer support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material adverse effect on our business, operating results and financial condition.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for a significant percentage of our total revenue for the twelve months ended March 31, 2002 and 2001. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

    - expand international indirect distribution channels;

    - hire additional sales personnel;

    - adapt products for local markets; and

    - manage geographically dispersed operations.

    The major countries outside of North America, in which we do, or intend to do business, are the United Kingdom, Germany, Japan and China. Our international operations, including our operations in the United Kingdom, Germany, Japan and China, are generally subject to a number of risks, including:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material effect on the value of our cash equivalents.

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that although the Company currently has a $10.0 million line of credit with $3.2 million of letters of credit secured against it, it has no amounts outstanding under the line and no other outstanding interest-bearing debt. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest. The impact of currency exchange rate movements on inter-company transactions was immaterial for the twelve months ended March 31, 2002. Currently, the Company does not engage in foreign currency hedging activities.

    Effective January 1, 2002 there is a single currency within certain countries of the European Union, known as the Euro, and one organization, the European Central Bank, responsible for setting European monetary policy. We have reviewed the impact the Euro has on our business and whether this gives rise to a need for significant changes in our commercial operations or treasury management functions. Because our transactions are denominated in U.S. dollars, we do not believe that the Euro conversion or any other currency exchange will have any material effect on our business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

    NetScout's Consolidated Financial Statements and Schedule and the Report of the Independent Accountants appear beginning on page F-1 attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the past.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of NetScout are as follows:

NAME                                                   AGE                       POSITION
----                                                 --------   ------------------------------------------
Anil K. Singhal....................................     48      President, Chief Executive Officer,
                                                                Treasurer and Director
Narendra Popat.....................................     53      Chairman of the Board and Secretary
David P. Sommers...................................     55      Senior Vice President, General Operations
                                                                and Chief Financial Officer
John Downing.......................................     44      Vice President, Worldwide Sales Operations
Lisa A. Fiorentino.................................     36      Vice President, Finance and Administration
                                                                and Chief Accounting Officer
Michelle Flaherty..................................     51      Vice President, Human Resources
Bruce Kelley, Jr...................................     39      Vice President and Chief Technology
                                                                Officer
Michael Szabados...................................     50      Senior Vice President, Product Operations
John R. Egan.......................................     44      Director
Joseph G. Hadzima, Jr..............................     50      Director
Vincent J. Mullarkey...............................     54      Director
Kenneth T. Schiciano...............................     39      Director

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

    JOHN DOWNING has served as NetScout's Vice President, Worldwide Sales Operations since September 2000, when he joined the company. Prior to joining NetScout, he was Vice President of Sales at GenRad Corporation, a manufacturer of electronic testing equipment and production solutions, from April 1998 until September 2000 and was Vice President of North American Sales from January 1996 until March 1998.

    LISA A. FIORENTINO has served as NetScout's Vice President, Finance and Administration since January 2001. In January 2002, Ms. Fiorentino was also appointed to the position of Chief Accounting Officer. Ms. Fiorentino joined NetScout in August 1995 and served as Vice President, Finance from January 2000 until December 2000, as Director of Finance from May 1997 until January, 2000 and as Controller from August 1995 until April 1997. Prior to joining NetScout, she served as Finance Manager and held various other financial management positions for Orbotech, Inc., a manufacturer of automated optical inspection equipment for the printed circuit board industry, from January 1989 until August 1995.

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

    BRUCE KELLEY, JR. co-founded NextPoint Networks, Inc. in November 1996 and served as a director and as Vice President and Chief Technology Officer of NextPoint. Since the acquisition of NextPoint by NetScout in July 2000,
Mr. Kelley had served as Vice President, Engineering, Service Level Management of NetScout from July 2000 to December 2000. In January 2001, Mr. Kelley assumed the position of NetScout's Vice President and Chief Technology Officer. Prior to founding NextPoint, he held various engineering positions at Digital Equipment Corporation from 1982 to 1996, including Consultant Software Engineer and Network Management Technical Director within Digital's Network Management Engineering Group.

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

    JOHN R. EGAN has been a director of NetScout since October 2000. Mr. Egan is a founding managing partner of Egan-Managed Capital, a Boston based venture capital fund specializing in New England, information technology, early stage investments, which began in the fall of 1996. Since 1992, he has been a member of the Board of Directors at EMC Corporation, a provider of computer storage systems and software. Mr. Egan is also a member of the Board of Trustees at Children's Hospital Trust, and serves as director for four privately-held companies.

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

    VINCENT J. MULLARKEY has been a director of NetScout since November 2000. Mr. Mullarkey was the Senior Vice President, Finance and Chief Financial Officer of Digital Equipment Corporation from 1994 until his retirement in September 1998. From 1971 until 1994, Mr. Mullarkey held various positions within Digital Equipment Corporation including Vice President, Corporate Controller. Since leaving Digital Equipment Corporation, Mr. Mullarkey has also been involved with several companies in the real estate industry.

    KENNETH T. SCHICIANO has been a director of NetScout since January 1999.
Mr. Schiciano has been a Managing Director of TA Associates, Inc., a venture capital firm, since December 1999. Mr. Schiciano served as a Vice President of TA Associates from August 1989 to December 1994, and as Principal from
January 1995 to December 1999. Prior to that, Mr. Schiciano was a member of the technical staff of AT&T Bell Laboratories, a telecommunications company.
Mr. Schiciano serves as a Director of Martin Group, Inc., Datek Online Holdings, The Island ECN and several privately-held companies.

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

    - two Class II directors--Messrs. Singhal and Egan--whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2004; and

    - two Class III directors--Messrs. Popat and Hadzima--whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2002.

    Our officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers and directors.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Based on a review of the forms and written representations received by NetScout pursuant to Section 16(a) of the Securities Exchange Act of 1934, NetScout believes that, with respect to the fiscal year ended March 31, 2002, the directors and executive officers complied with all applicable Section 16 filing requirements on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

    The following summary compensation table sets forth the total compensation paid or accrued for the fiscal years ended March 31, 2002, 2001 and 2000 to
(i) the Chief Executive Officer of NetScout during the fiscal year ended
March 31, 2002; and (ii) each of the four other most highly compensated executive officers of NetScout during the fiscal year ended March 31, 2002. The Chief Executive Officer and the four other most highly compensated executive officers of NetScout listed below are collectively referred to below as the Named Executive Officers. The dollar amounts listed in the column entitled "All Other Compensation" are comprised of contributions to a defined contribution plan, relocation expense, tax consulting reimbursement and other miscellaneous taxable benefits.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                             SECURITIES
                                                                             UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          FISCAL YEAR   SALARY ($)   BONUS ($)   OPTIONS (#)    COMPENSATION ($)
---------------------------          -----------   ----------   ---------   ------------   ----------------
Anil K. Singhal....................     2002         250,000     190,000            --          32,815
  President, Chief Executive            2001         250,000     240,000            --           2,404
  Officer, Director and Treasurer       2000         250,000     325,000        37,236           1,442

Narendra Popat.....................     2002         250,000     190,000            --          34,308
  Chairman of the Board and             2001         250,000     240,000            --           2,404
  Secretary                             2000         250,000     325,000        37,236           1,442

David P. Sommers...................     2002         200,000      91,000        50,000           5,100
  Senior Vice President, General        2001         200,000      75,000       250,000         171,621
  Operations and Chief Financial        2000              --          --            --              --
  Officer

Michael Szabados...................     2002         200,000      91,000        11,250           5,100
  Senior Vice President, Product        2001         200,000      75,000        75,000           1,154
  Operations                            2000         160,000      92,500        32,188           2,570

John Downing.......................     2002         279,124          --        40,000           7,419
  Vice President, Worldwide Sales       2001         157,450          --       125,000              --
  Operations                            2000              --          --            --              --

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information regarding option grants made during the fiscal year ended March 31, 2002 pursuant to NetScout's 1999 Stock Option and Incentive Plan to each of the Named Executive Officers. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the common stock will appreciate at these assumed rates or at all. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of NetScout's common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected below will be received by the individuals.

                      STOCK OPTION GRANTS FISCAL YEAR 2002
                               INDIVIDUAL GRANTS

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                      NUMBER OF                                                 ANNUAL RATES OF STOCK
                                     SECURITIES        % OF TOTAL      EXERCISE                PRICE APPRECIATION FOR
                                     UNDERLYING      OPTION GRANTED    OF BASE                       OPTION TERM
                                   OPTIONS GRANTED   TO EMPLOYEES IN    PRICE     EXPIRATION   -----------------------
NAME                                (# OF SHARES)         2002          ($/SH)       DATE          5%          10%
----                               ---------------   ---------------   --------   ----------   ----------   ----------
Anil K. Singhal..................          --                --            --            --           --           --
Narendra Popat...................          --                --            --            --           --           --
David P. Sommers.................      50,000               4.7%        $5.26       6/27/11     $165,399     $419,154
Michael Szabados.................      11,250               1.1%        $5.26       6/27/11     $ 37,215     $ 94,310
John Downing.....................      40,000               3.8%        $5.26       6/27/11     $132,319     $335,323

YEAR-END OPTION TABLE

    The following table sets forth information regarding exercisable and unexercisable stock options held as of March 31, 2002 by each of the Named Executive Officers. The value realized upon exercise of stock options is calculated by determining the difference between the exercise price per share and the fair market value on the date of exercise. The value of unexercised in-the-money options has been calculated by multiplying the number of shares underlying the option by the difference between the exercise price per share payable upon exercise of such options and the fair market value at March 31, 2002 of $7.16 per share.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                      SHARES                           OPTIONS AT               IN-THE-MONEY OPTIONS
                                     ACQUIRED                        FISCAL YEAR-END           AT FISCAL YEAR-END ($)
                                        ON         VALUE       ---------------------------   ---------------------------
NAME                                 EXERCISE   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                 --------   ------------   -----------   -------------   -----------   -------------
Anil K. Singhal....................       --            --        18,618         18,618              --            --
Narendra Popat.....................       --            --        18,618         18,618              --            --
David P. Sommers...................       --            --       118,750        181,250        $ 17,813       $77,188
Michael Szabados...................   45,000      $274,021       150,616         67,422        $468,143       $17,368
John Downing.......................       --            --        52,813        112,187        $ 14,250       $61,750

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

DIRECTOR COMPENSATION

    Non-employee directors are compensated $12,500 annually for their services and also receive compensation of $1,500 for each regular Board of Directors meeting attended and $2,000 annually for serving on a committee of the Board of Directors. They are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or of any committee thereof. In addition, in fiscal year 2001, non-employee directors were granted options to purchase 30,000 shares of common stock of NetScout, which vest over a three year term.

EMPLOYMENT AGREEMENTS

    Anil Singhal and Narendra Popat entered into employment agreements with NetScout on June 1, 1994, which were amended on January 14, 1999. Under the terms of these employment agreements, each of Messrs. Singhal and Popat receive an annual base salary of at least $250,000 and a year-end, non-discretionary bonus of at least $250,000. For the fiscal year ended March 31, 2002, the year-end bonus for each of Messrs. Singhal and Popat (with their consent) was $190,000. In the event that either Mr. Singhal or Mr. Popat is terminated without cause, or either decides to terminate his own employment for "good reason" each is entitled to receive severance benefits for three years as follows:

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    No member of the Compensation Committee was at any time during the past year an officer or employee of NetScout, was formerly an officer of NetScout or any of its subsidiaries, or had any employment relationship with NetScout. During the last year, none of our executive officers served as:

    - a member of the Compensation Committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, of which one of whose executive officers served on the Compensation Committee of NetScout;

    - a director of another entity, one of whose executive officers served on the Compensation Committee of NetScout; or

    - a member of the Compensation Committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, of which one of whose executive officers served as a director of NetScout.

STOCK PLANS

    1990 STOCK OPTION PLAN. The 1990 Stock Option Plan was adopted by the Board of Directors and approved by the stockholders on October 4, 1990. In general, options granted pursuant to the 1990 Stock Option Plan are exercisable within ten years of the original grant date and become exercisable over a period of four years from a specific date; and an additional 25% of unexercisable options shall become exercisable immediately prior to the closing of a merger, acquisition, business combination or similar transaction which results in our existing stockholders owning less than 50% of NetScout's equity securities or assets. Options are not assignable or transferable except by wills or the laws of descent or distribution. We have a right of repurchase for shares issued upon the exercise of options under certain circumstances, including unauthorized transfers of the shares and termination of the optionee's relationship with NetScout in certain situations. As of March 31, 2002, options to purchase an aggregate of 671,487 shares of common stock at a weighted average exercise price of $3.21 per share were outstanding under the 1990 Stock Option Plan. No additional options grants will be made under the 1990 Stock Option Plan.

    1999 STOCK OPTION AND INCENTIVE PLAN. Our 1999 Stock Option and Incentive Plan ("1999 Stock Option Plan") was adopted by the Board of Directors in
April 1999 and was approved by our stockholders in June 1999. The 1999 Stock Option Plan provides for the grant of stock-based awards to our employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, we may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of NetScout. A total of 4,500,000 shares of common stock were originally reserved for issuance under the 1999 Stock Option Plan. In September 2001, at the annual meeting of stockholders, an additional 5,000,000 shares were approved, for a total of 9,500,000 shares reserved for issuance under the 1999 Stock Option Plan. The maximum number of shares with respect to which awards may be granted to any employee under the 1999 Stock Option Plan shall not exceed 1,000,000 shares of common stock during any calendar year.

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

    The 1999 Stock Option Plan provides, subject to certain conditions, that upon an acquisition of NetScout, 25% of each unvested portion of any awards will accelerate and become exercisable, with the remaining 75% of each unvested portion to continue vesting throughout the term of such awards.

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

    As of March 31, 2002, options to purchase an aggregate of 3,923,872 shares of common stock at an average exercise price of $14.47 per share were outstanding under the 1999 Stock Option Plan.

    1999 EMPLOYEE STOCK PURCHASE PLAN. The 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in April 1999 and was approved by our stockholders in June 1999. The 1999 Purchase Plan was amended by the Board of Directors on January 17, 2001. The 1999 Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock.

    The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year are eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout's stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. To participate in the 1999 Purchase Plan, an employee must authorize us to deduct an amount not less than one percent nor more than 10 percent of a participant's total cash compensation from his or her pay during six-month payment periods. The first payment period commenced on October 1, 1999 and ended on March 31, 2000. The second and third payment periods consisted of six-month periods commencing on April 1, 2000 and October 1, 2000 and ending on September 30, 2000 and March 31, 2001, respectively. The fourth payment period commenced on April 1, 2001 and ended on October 31, 2001. For the remainder of the duration of the plan, payment periods will consist of six-month periods commencing on May 1 and November 1 and ending on October 31 and April 30 of each calender year, respectively. In no case shall an employee be entitled to purchase more than 1,000 shares in any one payment period. The exercise price for the option granted in each payment period is 85% of the lesser of the last reported sale price of the common stock on the first or last business day of the payment period, in either event rounded up to the nearest cent. If an employee is not a participant on the last day of the payment period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. Options granted under the 1999 Purchase Plan may not be transferred or assigned. An employee's rights under the 1999 Purchase Plan terminate upon his or her voluntary withdrawal from the plan at any time or upon termination of employment. As of March 31, 2002, an aggregate of 117,402 shares of common stock were issued to date under the 1999 Purchase Plan.

    NEXTPOINT NETWORKS, INC. STOCK INCENTIVE PLANS. Upon the consummation of our acquisition of NextPoint Networks, Inc., we assumed NextPoint's 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. In general, options granted pursuant to the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan are not transferable or assignable except by wills or the laws of descent and distribution. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that (i) only fifty percent (50%) of such option holder's options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four year period from a specific date. As of March 31, 2002, options to purchase an aggregate of 89,357 shares of NetScout common stock at a weighted average exercise price of $3.08 were outstanding under the 1997 Stock Incentive Plan and options to purchase an aggregate of 20,015 shares of NetScout common stock at a weighted average exercise price of $10.43 were outstanding under the 2000 Stock Incentive Plan. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

401(k) PLAN

    We maintain a 401(k) plan qualified under Section 401 of the Internal Revenue Code. All of our employees who are at least 21 years of age are eligible to participate in the 401(k) plan. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions, up to the statutorily prescribed annual limit which was $10,500 in calendar year 2001, to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. At the discretion of the Board of Directors, we may make matching contributions to the 401(k) plan. During the plan year ended December 31, 2001, we matched $.50 for each $1.00 of employee contributions up to 6% of compensation. In addition, at the discretion of the Board of Directors, we may make profit-sharing contributions to the 401(k) plan for all eligible employees. During the plan year ending December 31, 2001, we made no profit-sharing contributions to the 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth securities authorized for issuance under NetScout's stock option plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                         NUMBER OF SECURITIES    WEIGHTED-AVERAGE       FOR FUTURE ISSUANCE
                                             TO BE ISSUED        EXERCISE PRICE OF          UNDER EQUITY
                                           UPON EXERCISE OF         OUTSTANDING          COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,        OPTIONS,          (EXCLUDING SECURITIES
                                         WARRANTS AND RIGHTS    WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
                                         --------------------   -------------------   ------------------------
                                                 (A)                    (B)                     (C)
PLAN CATEGORY
Equity compensation plans approved by
  security holders.....................       4,704,731                $12.11                5,527,535
Equity compensation plans not approved
  by security holders..................              --                    --                       --
                                              ---------                ------                ---------
Total..................................       4,704,731                $12.11                5,527,535
                                              =========                ======                =========

    The number of securities to be issued upon exercise of options assumed in the NextPoint acquisition are 109,372 shares at a weighted average exercise price of $3.60 per share.

    The following table sets forth certain information regarding beneficial ownership of our common stock as of June 13, 2002, and as adjusted to reflect the sale of the shares of common stock offered hereby, by:

    - each beneficial owner of more than 5% of our common stock;

    - each Named Executive Officer;

    - each director; and

    - all executive officers and directors as a group.

    Unless otherwise noted, the address of each person listed on the table is c/o NetScout Systems, Inc., 310 Littleton Road, Westford, MA 01886, and each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law or as unless otherwise noted below.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock issuable by NetScout to a person or entity named below pursuant to options which may be exercised within 60 days after June 13, 2002 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person or entity. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

                                               NUMBER OF SHARES        PERCENTAGE
NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED   BENEFICIALLY OWNED
------------------------                      ------------------   ------------------
Anil K. Singhal(1)..........................        3,298,024             11.1%

Narendra Popat(2)...........................        1,447,468              4.9%

David P. Sommers(3).........................          155,125                *

Michael Szabados(4).........................          168,119                *

John Downing (5)............................           63,125                *

John R. Egan(6).............................           10,000                *
  c/o Egan-Managed Capital, L.P.
  30 Federal Street
  Boston, MA 02110-2508

Joseph G. Hadzima, Jr.(7)...................          501,088              1.7%
  c/o Main Street Partners
  238 Main Street, Suite 400
  Cambridge, MA 02142

Kenneth T. Schiciano(8).....................           34,822                *
  c/o TA Associates, Inc.
  125 High Street
  Boston, MA 02110

Vincent J. Mullarkey(9).....................           30,000                *
  2 Wingate Lane
  Acton, MA 01720

                                               NUMBER OF SHARES        PERCENTAGE
NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED   BENEFICIALLY OWNED
------------------------                      ------------------   ------------------
TA Entities(10).............................        5,022,744             16.7%
  c/o TA Associates, Inc.
  125 High Street
  Boston, MA 02110

Brown Capital Management(11)................        4,458,200             14.9%
  1201 N. Calvert Street
  Baltimore, MD 21201

All executive officers and directors as a           5,712,949             18.6%
  group (12 persons)(12)....................

------------------------

*   Less than 1% of the outstanding common stock.

(1) Includes 23,273 shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002. Includes an aggregate of 398,205 shares held in trust for the benefit of Mr. Singhal's children; Mr. Singhal is one of two trustees of each such trust. Includes 340,000 shares held by a family limited partnership of which Mr. Singhal and his spouse are the general partners and trusts for the benefit of their children are the limited partners. Does not include 250,000 shares held directly by Mr. Singhal's spouse and an aggregate of 2,000,000 shares held in two grantor retained annuity trusts for the benefit of Mr. Singhal's spouse.

(2) Includes 23,273 shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002. Includes an aggregate of 215,660 shares held in trust for the benefit of Mr. Popat's children; Messrs. Popat and Hadzima are the two trustees of each such trust. Includes 340,000 shares held by a family limited partnership of which Mr. Popat and his spouse are the general partners and trusts for the benefit of their children are the limited partners. Does not include 136,056 shares held in trust for the benefit of Mr. Popat's children; Mr. Popat's spouse and Mr. Hadzima are the two trustees of such trust. Does not include an aggregate of 2,500,000 shares held in two grantor retained annuity trusts for the benefit of Mr. Popat's spouse.

(3) Includes 153,125 shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002.

(4) Includes 154,719 shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002. Includes 1,400 shares owned by Mr. Szabados' daughters.

(5) Entirely comprised of shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002.

(6) Entirely comprised of shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002.

(7) Includes 70,000 shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002. Includes 136,056 shares held in trust for the benefit of Mr. Popat's children; Mr. Popat's spouse and Mr. Hadzima are the two trustees of such trust. Includes an aggregate of 215,660 shares held in trust for the benefit of Mr. Popat's children; Messrs. Popat and Hadzima are the two trustees of each such trust. Mr. Hadzima disclaims beneficial ownership of all shares held in trust for the benefit of Mr. Popat's children. The shares deemed to be beneficially owned by Mr. Hadzima do not include 53,328 shares held in trust for the benefit of Mr. Hadzima's children.

(8) Includes 16,263 shares of TA Investors LLC and 2,946 shares of High Street Partners L.P. beneficially owned by Mr. Schiciano. Includes 5,613 shares held directly by Mr. Schiciano and 10,000 shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002. Mr. Schiciano is a

    Managing Director of TA Associates, Inc. Mr. Schiciano disclaims beneficial ownership of the shares held by the TA Entities, except to the extent of his pecuniary interest therein.

(9) Includes 10,000 shares issuable upon the exercise of options exercisable within 60 days of June 13, 2002.

(10) Includes 3,798,950 shares held by TA/Advent VIII L.P.; 993,561 shares held by Advent Atlantic and Pacific III L.P.; 100,680 shares held by TA Executives Fund LLC; and 105,979 shares held by TA Investors LLC, TA/Advent VIII L.P., Advent Atlantic and Pacific III L.P., TA Executives Fund LLC and TA Investors LLC are part of an affiliated group of investment partnerships referred to, collectively, as the "TA Entities." The general partner of TA/Advent VIII L.P. is TA Associates VIII LLC. The general partner of Advent Atlantic and Pacific III L.P. is TA Associates AAP III Partners L.P. TA Associates, Inc. is the general partner of TA Associates AAP III Partners L.P. and is the sole manager of TA Associates VIII LLC, TA Executives Fund LLC and TA Investors LLC. In such capacity, TA Associates, Inc., through an executive committee, exercises sole voting and investment power with respect to all shares held of record by the named investment partnerships; individually, no stockholder, director or officer of TA Associates, Inc. is deemed to have or share such voting or investment power. Also includes 23,574 shares held by High Street Partners, L.P., a general partnership whose individual general partners have voting and investment power over the shares beneficially owned by such general partner.

(11) Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 5, 2002.

(12) Includes an aggregate of 668,721 shares issuable upon exercise of options exercisable within 60 days of June 13, 2002. Does not include 500 shares held directly by the spouse of an executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On March 15, 2001, NetScout Systems India Pvt. Ltd. and Frontier Software Development (India) Pvt. Ltd. entered into a Leave and License Agreement pursuant to which NetScout Systems India Pvt. Ltd. leases office space owned by Frontier Software Development (India) Pvt. Ltd. The term of the agreement is from March 15, 2001 through March 15, 2006 and NetScout Systems India Pvt. Ltd. will continue to make monthly payments of approximately $1,350 per month to Frontier Software Development (India) Pvt. Ltd. during the term. Anil Singhal, NetScout's President and Chief Executive Officer and a member of NetScout's Board of Directors, and Narendra Popat, NetScout's Chairman of the Board, each own 33 1/3% of Frontier Software Development (India) Pvt. Ltd. NetScout Systems India Pvt. Ltd. was organized under the laws of India to serve as a wholly owned subsidiary of NetScout; and in accordance with the laws of India, its shares were issued to two individuals who are residents of India. Those shares were then transferred to NetScout, upon approval by the government of India.

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

       2.  Financial Statement Schedules.

          Valuation and Qualifying Accounts.................       S-1

       3.  List of Exhibits.

       The following exhibits are filed or incorporated by reference as part of this Report.

             3.1, 4.1   Third Amended and Restated Certificate of Incorporation of
                        NetScout (filed as Exhibit 3.3, 4.1 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
             3.2, 4.2   Form of Amended and Restated By-laws of NetScout (filed as
                        Exhibit 3.2, 4.2 to NetScout's Annual Report on Form 10-K
                        for the fiscal year ended March 31, 2000 and incorporated
                        herein by reference).
                  4.3   Specimen Certificate for shares of NetScout's Common Stock
                        (filed as Exhibit 4.3 to NetScout's Annual Report on Form
                        10-K for the fiscal year ended March 31, 2001 and
                        incorporated herein by reference).
                 10.1   1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to
                        NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).
                 10.2   1999 Stock Option and Incentive Plan, as amended (filed as
                        Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for
                        the quarterly period ended September 30, 2001 and
                        incorporated herein by reference).
                 10.3   1999 Employee Stock Purchase Plan, as amended (filed as
                        Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for
                        the quarterly period ended September 30, 2001 and
                        incorporated herein by reference).
                 10.4   Stock Purchase and Redemption Agreement dated December 31,
                        1998 by and among NetScout, Greylock Equity Limited
                        Partnership, certain affiliates of TA Associates, Inc. and
                        Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to
                        NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).
                 10.5   Amended and Restated Rights Agreement entered into as of
                        January 15, 1999 by and among NetScout, Greylock Equity
                        Limited Partnership, certain affiliates of TA Associates,
                        Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.5 to NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).
                 10.6   Amended and Restated Loan and Security Agreement dated March
                        12, 1998 by and between NetScout and Silicon Valley Bank
                        (filed as Exhibit 10.7 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                 10.7   Loan Modification Agreement entered into March 11, 1999
                        between NetScout and Silicon Valley Bank (filed as
                        Exhibit 10.8 to NetScout's Registration Statement on
                        Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                 10.8   OEM Agreement dated as of February 3, 1998 by and between
                        SDL Communications, Inc. and NetScout (filed as Exhibit 10.9 to NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
                 10.9   Project Development and License Agreement dated as of
                        July 13, 1994 by and between Cisco Systems, Inc. and
                        NetScout (filed as Exhibit 10.10 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).

                10.10   Amendment No. 1 to the Project Agreement and Design License
                        Agreement dated as of January 4, 1995 by and between Cisco and NetScout (filed as Exhibit 10.11 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
                10.11   Private Label Agreement effective as of October 17, 1995 by and between Cisco and NetScout (filed as Exhibit 10.12 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
                10.12   Amendment to Private Label Agreement and Project Development
                        and License Agreement dated May 15, 1996 by and between
                        Cisco and NetScout (filed as Exhibit 10.13 to NetScout's
                        Registration Statement on Form S-1 (No. 333-76843) and
                        incorporated herein by reference).
                10.13   Amendment No. 3 to the Private Label Agreement and Project
                        Development and License Agreement by and between Cisco and
                        NetScout (filed as Exhibit 10.14 to NetScout's Registration
                        Statement on Form S-1 (No. 333-76843) and incorporated
                        herein by reference).
                10.14   Amendment No. 4 to Private Label Agreement and Project
                        Development and License Agreement by and between Cisco and
                        NetScout effective as of February 23, 1998 (filed as Exhibit
                        10.15 to NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).
                10.15   Amendment No. 5 to Private Label Agreement and Project
                        Development and License Agreement between Cisco and NetScout effective as of December 26, 1999 (filed as Exhibit 10.1 to
                        NetScout's Quarterly Report on Form 10-Q and incorporated
                        herein by reference).
                10.16   Amendment No. 6 to Private Label Agreement and Project
                        Development and License Agreement between Cisco and NetScout effective as of April 13, 2001 (filed as Exhibit 10 to
                        NetScout's Quarterly Report on a Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by
                        reference).
               10.17*   Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16 to
                        NetScout's Registration Statement on Form S-1
                        (No. 333-76843) and incorporated herein by reference).
               10.18*   Amendment No. 1 to Agreement Relating to Employment dated
                        January 14, 1999 by and between NetScout and Anil Singhal
                        (filed as Exhibit 10.17 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
               10.19*   Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout's Registration Statement on Form S-1 (No.
                        333-76843) and incorporated herein by reference).
               10.20*   Amendment No. 1 to Agreement Relating to Employment dated
                        January 14, 1999 by and between NetScout and Narendra Popat
                        (filed as Exhibit 10.19 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by
                        reference).
                10.21   Loan Modification Agreement entered into March 10, 2000
                        between NetScout and Silicon Valley Bank (filed as Exhibit
                        10.25 to NetScout's Annual Report on Form 10-K for the
                        fiscal year ended March 31, 2000 and incorporated herein by reference).
                10.22   Loan Modification Agreement entered into June 27, 2000
                        between NetScout and Silicon Valley Bank (filed as Exhibit
                        10.22 to NetScout's Annual Report on Form 10-K for the
                        fiscal year ended March 31, 2001 and incorporated herein by reference).
                10.23   Loan Modification Agreement entered into March 9, 2001
                        between NetScout and Silicon Valley Bank (filed as Exhibit
                        10.23 to NetScout's Annual Report on Form 10-K for the
                        fiscal year ended March 31, 2001 and incorporated herein by reference).
                10.24   Loan Modification Agreement entered into March 10, 2002
                        between NetScout and Silicon Valley Bank.
                10.25   Registration Rights Agreement dated as of July 7, 2000, by and among NetScout, certain NextPoint stockholders, certain
                        NextPoint Warrant Holders and Silicon Valley Bank (filed as
                        Exhibit 10.1 to NetScout's current report on Form 8-K filed on July 20, 2000 and incorporated herein by reference).

                10.26   Lease between Arturo J. Gutierrez and John A. Cataldo,
                        Trustees of Nashoba Westford Realty Trust, U/D/T dated April
                        27, 2000 and recorded with the Middlesex North Registry of
                        Deeds in Book 10813, Page 38 and NetScout for Westford
                        Technology Park West, as amended (filed as Exhibit 10.26 to
                        NetScout's Annual Report on Form 10-K for the fiscal year
                        ended March 31, 2001 and incorporated herein by reference).
                10.27   1997 Stock Incentive Plan of NextPoint Networks, Inc.,
                        assumed by NetScout (filed as Exhibit 4.3 to NetScout's
                        Registration Statement on Form S-8 (No. 333-41880) and
                        incorporated herein by reference).
                10.28   2000 Stock Incentive Plan of NextPoint, assumed by NetScout
                        (filed as Exhibit 4.4 to NetScout's Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by
                        reference).
                   21   Subsidiaries of NetScout.
                   23   Consent of PricewaterhouseCoopers LLP.

------------------------

*   Indicates a management contract or compensatory plan or arrangement.

    b.  Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2002.

    The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Westford, Massachusetts on June 28, 2001.

                                                       NETSCOUT SYSTEMS, INC.

                                                       By:
                                                            -----------------------------------------
                                                                         Anil K. Singhal
                                                               PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                                                      TREASURER AND DIRECTOR

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE(S)                      DATE
                  ---------                                   --------                      ----
                                               President, Chief Executive Officer,      June 28, 2002
    ------------------------------------         Treasurer and Director (Principal
               Anil K. Singhal                   Executive Officer)

                                               Chairman of the Board and Secretary      June 28, 2002
    ------------------------------------
               Narendra Popat

                                               Senior Vice President, General           June 28, 2002
    ------------------------------------         Operations and Chief Financial
              David P. Sommers                   Officer (Principal Financial Officer)

                                               Vice President, Finance and              June 28, 2002
    ------------------------------------         Administration and Chief Accounting
             Lisa A. Fiorentino                  Officer (Principal Accounting
                                                 Officer)

                                               Director                                 June 28, 2002
    ------------------------------------
                John R. Egan

                                               Director                                 June 28, 2002
    ------------------------------------
            Joseph G. Hadzima, Jr

                                               Director                                 June 28, 2002
    ------------------------------------
            Vincent J. Mullarkey

                                               Director                                 June 28, 2002
    ------------------------------------
            Kenneth T. Schiciano

                             NETSCOUT SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of March 31, 2001 and 2002...    F-3
Consolidated Statements of Operations for the Three Years
  Ended March 31, 2000, 2001 and 2002.......................    F-4
Consolidated Statement of Redeemable Convertible Common
  Stock and Stockholders' Equity (Deficit) for the Three
  Years Ended March 31, 2000, 2001 and 2002.................    F-5
Consolidated Statements of Cash Flows for the Three Years
  Ended March 31, 2000, 2001 and 2002.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of NetScout Systems, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 42 present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ending March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 42, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 19, 2002

                             NETSCOUT SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 56,372   $ 19,332
Marketable securities.......................................     5,010     44,849
Accounts receivable, net of allowance for doubtful accounts
  of $348 and $455 at March 31, 2001 and 2002,
  respectively..............................................    11,753     12,932
Inventories.................................................     8,653      3,698
Refundable income taxes.....................................     2,412         --
Deferred income taxes.......................................     1,374      1,293
Prepaids and other current assets...........................     3,126      2,876
                                                              --------   --------
    Total current assets....................................    88,700     84,980
Fixed assets, net...........................................     6,937      8,628
Goodwill and other intangible assets, net...................    41,549     30,199
Deferred income taxes.......................................     4,894      7,617
Long-term marketable securities.............................        --      5,084
Other assets................................................        --        790
                                                              --------   --------
    Total assets............................................  $142,080   $137,298
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $  4,220   $  2,456
Accrued compensation........................................     5,013      5,775
Accrued other...............................................     1,749      2,715
Income taxes payable........................................        --        542
Deferred revenue............................................    10,053     13,103
                                                              --------   --------
    Total current liabilities...............................    21,035     24,591
                                                              --------   --------
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value:
  5,000,000 shares authorized; no shares issued or
    outstanding at March 31, 2001 and 2002..................        --         --
Common stock, $0.001 par value:
  150,000,000 shares authorized; 33,498,240 and 33,787,262
    shares issued and 29,520,986 and 29,686,008 shares
    outstanding at March 31, 2001 and 2002, respectively....        33         34
Additional paid-in capital..................................   106,354    107,529
Deferred compensation.......................................    (3,409)    (1,063)
Treasury stock..............................................   (25,306)   (25,755)
Retained earnings...........................................    43,373     31,962
                                                              --------   --------
    Total stockholders' equity..............................   121,045    112,707
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $142,080   $137,298
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED MARCH 31,
                                                        ---------------------------------------
                                                           2000          2001          2002
                                                        -----------   -----------   -----------
Revenue:
  Product.............................................  $    57,206   $    75,673   $    51,583
  Service.............................................       12,804        18,506        21,102
  License and royalty.................................       16,149        13,772         9,599
                                                        -----------   -----------   -----------
    Total revenue.....................................       86,159       107,951        82,284
                                                        -----------   -----------   -----------

Cost of revenue:
  Product (including stock-based compensation of $2,
    $1 and $1, respectively)..........................       21,139        25,737        18,465
  Service (including stock-based compensation of $39,
    $9 and $8, respectively)..........................        1,718         3,453         3,628
                                                        -----------   -----------   -----------
    Total cost of revenue.............................       22,857        29,190        22,093
                                                        -----------   -----------   -----------
Gross margin..........................................       63,302        78,761        60,191
                                                        -----------   -----------   -----------

Operating expenses:
  Research and development (including stock-based
    compensation of $120, $1,577 and $2,193,
    respectively).....................................        9,526        15,424        19,841
  Sales and marketing (including stock-based
    compensation of $266, $236 and $109,
    respectively).....................................       27,945        39,985        36,017
  General and administrative (including stock-based
    compensation of $15, $11 and $7, respectively)....        4,631         8,382         8,107
  Amortization of goodwill and other intangible
    assets............................................           --         7,892        10,483
  In-process research and development.................           --           268            --
                                                        -----------   -----------   -----------
    Total operating expenses..........................       42,102        71,951        74,448
                                                        -----------   -----------   -----------
Income (loss) from operations.........................       21,200         6,810       (14,257)
Interest income.......................................        2,582         3,951         1,964
Interest expense......................................          (31)          (28)          (45)
                                                        -----------   -----------   -----------
Income (loss) before provision for (benefit from)
  income taxes........................................       23,751        10,733       (12,338)
Provision for (benefit from) income taxes.............        8,539         7,027          (927)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $    15,212   $     3,706   $   (11,411)
                                                        ===========   ===========   ===========

Basic net income (loss) per share.....................  $      0.70   $      0.13   $     (0.39)
Diluted net income (loss) per share...................  $      0.56   $      0.12   $     (0.39)
Shares used in computing:
  Basic net income (loss) per share...................   21,750,205    28,487,317    29,533,081
  Diluted net income (loss) per share.................   26,946,046    29,726,284    29,533,081

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE COMMON STOCK AND STOCKHOLDERS'
                                EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  CLASS B REDEEMABLE                                      COMMON STOCK
                                                                              SERIES A         -----------------------------------
                                                  CONVERTIBLE COMMON         CONVERTIBLE
                                                         STOCK             PREFERRED STOCK             VOTING           NON-VOTING
                                                 ---------------------   -------------------   ----------------------   ----------
                                                   SHARES      AMOUNT     SHARES    AMOUNT       SHARES     PAR VALUE     SHARES
                                                 ----------   --------   --------   --------   ----------   ---------   ----------
Balance, March 31, 1999........................   6,977,254   $ 44,161    631,579   $ 5,964    16,000,000      $16       4,035,858
Conversion of issued shares into common
  stock........................................  (6,977,254)   (44,161)  (631,579)   (5,964)   13,624,678       14      (4,121,108)
Issuance of common stock pursuant to exercise
  of options...................................                                                 1,051,056        1          85,250
Issuance of common stock pursuant to employee
  stock purchase plan..........................                                                    21,963       --
Amortization of deferred compensation..........
Reversal of deferred compensation upon
  termination of employees.....................
Issuance of common stock upon NetScout's
  initial public offering, net of offering
  costs........................................
Tax benefits of disqualifying dispositions of
  stock options................................
Net income.....................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 2000........................          --         --         --        --    30,697,697       31              --
Issuance of common stock pursuant to exercise
  of options...................................                                                   636,119       --
Issuance of common stock pursuant to employee
  stock purchase plan..........................                                                    53,985       --
Issuance of common stock, options and warrants
  for the acquisition of NextPoint.............                                                 2,099,120        2
Issuance of common stock pursuant to exercise
  of warrants..................................                                                    11,319       --
Amortization of deferred compensation..........
Reversal of deferred compensation upon
  termination of employees.....................
Tax benefits of disqualifying dispositions of
  stock options................................
Net income.....................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 2001........................          --   $     --         --   $    --    33,498,240      $33              --
Issuance of common stock pursuant to exercise
  of options...................................                                                   247,568        1
Issuance of common stock pursuant to employee
  stock purchase plan..........................                                                    41,454
Amortization of deferred compensation..........
Reversal of deferred compensation upon
  termination of employees.....................
Tax benefits of disqualifying dispositions of
  stock options................................
Repurchases of common stock as Treasury........
Net loss.......................................
                                                 ----------   --------   --------   -------    ----------      ---      ----------
Balance, March 31, 2002........................          --   $     --         --   $    --    33,787,262      $34              --
                                                 ==========   ========   ========   =======    ==========      ===      ==========

                                                 ----------------------                                          TOTAL
                                                             ADDITIONAL                                        STOCKHOLDERS'
                                                 ---------    PAID IN     DEFERRED       TREASURY   RETAINED     EQUITY
                                                 PAR VALUE    CAPITAL     COMPENSATION    STOCK     EARNINGS   (DEFICIT)
                                                 ---------   ----------   ------------   --------   --------   -------------
Balance, March 31, 1999........................     $ 4       $  2,143      $(1,312)     $(44,394)  $24,455      $(13,124)
Conversion of issued shares into common
  stock........................................      (4)        50,115                                             44,161
Issuance of common stock pursuant to exercise
  of options...................................      --          2,094                                              2,095
Issuance of common stock pursuant to employee
  stock purchase plan..........................                    313                                                313
Amortization of deferred compensation..........                                 442                                   442
Reversal of deferred compensation upon
  termination of employees.....................                   (234)         234                                    --
Issuance of common stock upon NetScout's
  initial public offering, net of offering
  costs........................................                 10,486                    19,088                   29,574
Tax benefits of disqualifying dispositions of
  stock options................................                  2,449                                              2,449
Net income.....................................                                                      15,212        15,212
                                                    ---       --------      -------      --------   -------      --------
Balance, March 31, 2000........................      --         67,366         (636)     (25,306)    39,667        81,122
Issuance of common stock pursuant to exercise
  of options...................................                  2,313                                              2,313
Issuance of common stock pursuant to employee
  stock purchase plan..........................                    397                                                397
Issuance of common stock, options and warrants
  for the acquisition of NextPoint.............                 34,615       (4,961)                               29,656
Issuance of common stock pursuant to exercise
  of warrants..................................                                                                        --
Amortization of deferred compensation..........                               1,834                                 1,834
Reversal of deferred compensation upon
  termination of employees.....................                   (354)         354                                    --
Tax benefits of disqualifying dispositions of
  stock options................................                  2,017                                              2,017
Net income.....................................                                                       3,706         3,706
                                                    ---       --------      -------      --------   -------      --------
Balance, March 31, 2001........................     $--       $106,354      ($3,409)     ($25,306)  $43,373      $121,045
Issuance of common stock pursuant to exercise
  of options...................................                    698                                                699
Issuance of common stock pursuant to employee
  stock purchase plan..........................                    176                                                176
Amortization of deferred compensation..........                               2,318                                 2,318
Reversal of deferred compensation upon
  termination of employees.....................                    (28)          28                                    --
Tax benefits of disqualifying dispositions of
  stock options................................                    329                                                329
Repurchases of common stock as Treasury........                                             (449)                    (449)
Net loss.......................................                                                     (11,411)      (11,411)
                                                    ---       --------      -------      --------   -------      --------
Balance, March 31, 2002........................     $--       $107,529      $(1,063)     $(25,755)  $31,962      $112,707
                                                    ===       ========      =======      ========   =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 15,212   $  3,706   $(11,411)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities, net of effects of the
    acquisition of NextPoint:
    Depreciation and amortization...........................     2,936      4,101      4,457
    Amortization of goodwill and other intangible assets....        --      7,892     10,483
    In-process research and development.....................        --        268         --
    Loss on disposal of fixed assets........................        49        138         70
    Compensation expense associated with equity awards......       442      1,834      2,318
    Deferred income taxes...................................      (104)       (21)    (1,729)
    Changes in assets and liabilities:
      Accounts receivable...................................    (3,840)      (150)    (1,179)
      Inventories...........................................        34     (5,522)     4,955
      Refundable income taxes...............................    (1,682)     1,504      2,695
      Prepaids and other current assets.....................    (2,907)       719        250
      Other assets..........................................        --         --       (790)
      Accounts payable......................................    (1,156)     1,002     (1,764)
      Accrued compensation and other expenses...............     3,866       (820)     1,728
      Income taxes payable..................................        --         --        542
      Deferred revenue......................................     2,428      3,043      3,050
                                                              --------   --------   --------
      Net cash provided by operating activities.............    15,278     17,694     13,675
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities.........................   (23,807)   (23,587)   (88,008)
  Proceeds from maturity of marketable securities...........     2,000     40,384     43,085
  Proceeds from notes receivable-stockholders...............     2,000         --         --
  Purchase of fixed assets..................................    (4,415)    (4,878)    (6,218)
  Cash paid for acquisition of NextPoint, net of cash
    received................................................        --    (23,248)        --
                                                              --------   --------   --------
      Net cash used in investing activities.................   (24,222)   (11,329)   (51,141)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    31,982      2,710        875
  Repurchase of common stock as treasury stock..............        --         --       (449)
  Repayment of notes payable................................        --     (1,218)        --
                                                              --------   --------   --------
      Net cash provided by financing activities.............    31,982      1,492        426
                                                              --------   --------   --------
  Net increase (decrease) in cash and cash equivalents......    23,038      7,857    (37,040)
  Cash and cash equivalents, beginning of year..............    25,477     48,515     56,372
                                                              --------   --------   --------
  Cash and cash equivalents, end of year....................  $ 48,515   $ 56,372   $ 19,332
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $      5   $     24   $      5
  Cash paid for income taxes................................     8,376      5,737        391
NON-CASH FINANCING ACTIVITIES:
  Tax benefits of disqualifying dispositions of stock
    options.................................................  $  2,449   $  2,017   $    329

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

    NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable optimization of the performance and cost management of complex, high-speed networks, including their ability to efficiently deliver critical business applications and content to end-users. NetScout manufactures and markets these products in an integrated hardware and software solution suite that is used by enterprise and service provider businesses worldwide. NetScout manages its business as a single operating segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, allowances for doubtful accounts, valuation of inventories, and valuation of long-lived assets. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills.

    Cash, cash equivalents and marketable securities consist of the following:

                                                                 MARCH 31,
                                                            -------------------
                                                              2001       2002
                                                            --------   --------
Cash......................................................  $ 6,380    $12,493
Cash equivalents..........................................   49,992      6,839
Marketable securities--short-term.........................    5,010     44,849
Marketable securities--long-term..........................       --      5,084
                                                            -------    -------
                                                            $61,382    $69,265
                                                            =======    =======

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the provision of SFAS No. 115, NetScout has classified its investments as "available-for-sale" and associated unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. At March 31, 2001 and 2002, any unrealized gains or losses were not significant.

    At March 31, 2002 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

REVENUE RECOGNITION

    Product revenue consists of sales of hardware products and licensing software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in our customer composition and historical experience. If our judgments and estimates relating to the product returns prove to be inadequate, our financial results could be materially adversely affected in future periods.

    Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue from software support is deferred and recognized ratably over the three-month support period. Revenue from hardware support is deferred and recognized ratably over the 12-month support period. In addition, customers can elect to purchase extended support agreements, typically for 12-month periods. Revenue from these agreements is deferred and recognized ratably over the support period. Revenue from consulting and training is recognized as the work is performed.

    For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor objective evidence of fair value is based on the price customers pay when the element is sold separately.

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

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Management believes its credit policies are prudent and reflect normal industry terms and business risk. In addition, NetScout maintains reserves for potential credit losses, and such losses historically have

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) been minimal and within management's expectations. At March 31, 2001 and 2002, one customer accounted for approximately 15% and 8%, respectively, of NetScout's accounts receivable. Historically, NetScout has not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, do not require collateral from our customers.

    One customer accounted for approximately 50%, 51% and 32% of NetScout's total revenue during the fiscal years ended March 31, 2000, 2001 and 2002, respectively.

FINANCIAL INSTRUMENTS

    The carrying value of NetScout's financial instruments, which include cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term maturities. Long-term marketable securities are stated at fair value based on quoted market prices.

INVENTORIES AND CONCENTRATIONS OF SUPPLIERS

    Inventories are stated at the cost. Cost is determined by using the first-in, first-out ("FIFO") method.

    NetScout purchases the majority of its product components from a limited number of vendors. Although the supply sources are concentrated, management believes that the nature of its business requires sourcing and marketing products from the limited number of vendors who have expertise in manufacturing the components for our products. A change in or loss of one or more of these vendors could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations.

FIXED ASSETS

    Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lease term. Gains and losses upon asset disposal are recognized in the year of disposition. Expenditures for replacements and building improvements are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2000, in connection with the acquisition of NextPoint, NetScout recorded goodwill and other intangible assets using the purchase method. Other intangible assets consists of customer base, assembled workforce, and completed technology. Until March 31, 2002, all goodwill and other intangible assets were amortized on a straight-line basis over a period of two to five years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on
April 1, 2002, NetScout reclassified the remaining un-amortized assembled workforce intangible asset of $69 to goodwill and ceased amortization of goodwill of $28,770.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IMPAIRMENT OF LONG-LIVED ASSETS

    NetScout regularly performs reviews on the carrying value of our long-term assets to determine if any impairment is present. Recoverability is measured by the carrying costs of the asset against any undiscounted future net cash flow projections expected to be generated by the asset. If the asset is considered to be impaired, the impairment is the excess carrying value over the fair market value of the asset. Management considers historical product demand, current economic trends, customer buying patterns, customer credit-worthiness and expected revenue projections when estimating expected future cash flows. At March 31, 2001 and 2002, long-lived assets, including goodwill and other intangible assets, were determined not to be impaired.

RESEARCH AND DEVELOPMENT AND COMPUTER SOFTWARE DEVELOPMENT COSTS

    Costs incurred in the research and development of NetScout's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") and capitalized thereafter. No software development costs were capitalized during the fiscal years ended March 31, 2000, 2001 and 2002, since costs incurred subsequent to establishment of technological feasibility were not material to NetScout's financial position or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    NetScout accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations. NetScout has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure only of pro forma net income (loss)
(Note 10). All stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

ADVERTISING EXPENSE

    NetScout recognizes advertising expense as incurred. Advertising expense was approximately $973, $1,153 and $168 for the years ended March 31, 2000, 2001 and 2002, respectively.

OTHER COMPREHENSIVE INCOME

    Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Other comprehensive income does not materially affect net income (loss) for the years ended March 31, 2000, 2001 and 2002.

INCOME TAXES

    NetScout accounts for income taxes under the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. A valuation allowance is established to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income. NetScout does not have a valuation allowance against its net deferred tax assets at March 31, 2001 and 2002.

NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income per share for fiscal years ended March 31, 2000 and 2001 is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options and reserved shares of common stock subject to repurchase using the "treasury stock" method for all periods presented and the assumed conversion of the Series A preferred stock and the Class B convertible common stock in fiscal 2000. Diluted net loss per share for fiscal year ended March 31, 2002 is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase.

RECLASSIFICATIONS

    Certain prior years' financial statement items have been reclassified to conform to the current year's presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company, as required, in the first quarter of fiscal year 2003. On April 1, 2002, NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill. NetScout does not expect that the adoption of SFAS No. 142 will have a significant impairment impact on its consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective March 2003. SFAS No. 143 addresses the financial reporting for obligations and retirement costs relating to the retirement of tangible long-lived assets. NetScout does not expect that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective March 1, 2002. SFAS
No. 144 supersedes SFAS No. 121,

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." NetScout does not expect that the adoption of SFAS No. 144 will have a significant impact on its consolidated financial statements.

3. INVENTORIES

    Inventories consist of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Raw materials...............................................   $5,608     $3,108
Work-in process.............................................       10         --
Finished goods..............................................    3,035        590
                                                               ------     ------
                                                               $8,653     $3,698
                                                               ======     ======

4. ACQUISITION

    In July 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint Networks, Inc. ("NextPoint") in exchange for 1,831,518 shares of NetScout common stock and $19,600 in cash. NetScout also issued options and warrants exercisable for 298,647 shares of NetScout common stock in exchange for all outstanding options and warrants exercisable for NextPoint common stock. In December 2000, the warrants were exercised in full. The value of the acquisition was $52,551 based on the fair value of the consideration paid plus direct acquisition costs. The acquisition was accounted for using the purchase method. In addition, 267,602 shares of NetScout common stock have been reserved and are being released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continue employment by NetScout. NetScout recorded $3,981 as deferred compensation related to the reserved shares, which will be amortized to stock-based compensation expense over the two-year period of employment. Accordingly, the results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout's statements of operations for the fiscal year ended March 31, 2001 and 2002.

    The summary table below, prepared on an unaudited pro forma basis, combines NetScout's results of operations with NextPoint's results of operations as if NextPoint had been acquired as of April 1, 1999 and April 1, 2000 for the twelve months ended March 31, 2000 and 2001, respectively:

                                                           YEAR ENDED MARCH 31,
                                                           ---------------------
                                                             2000        2001
                                                           ---------   ---------
Revenue..................................................   $88,562    $108,975
Net loss.................................................   $(2,419)   $ (2,753)
Basic net loss per share.................................   $ (0.10)   $  (0.09)
Diluted net loss per share...............................   $ (0.10)   $  (0.09)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consist of the following:

                                                                   MARCH 31,
                                                  ESTIMATED   -------------------
                                                    LIVES       2001       2002
                                                  ---------   --------   --------
Goodwill........................................      5       $45,475    $44,608
Completed technology............................      3         2,166      2,166
Customer base...................................      3         1,100      1,100
Assembled workforce.............................      2           700        700
                                                              -------    -------
                                                               49,441     48,574
Less--accumulated amortization..................                7,892     18,375
                                                              -------    -------
                                                              $41,549    $30,199
                                                              =======    =======

    In accordance with SFAS No. 142, NetScout reclassified the un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill effective April 1, 2002. Completed technology and customer base will continue to be amortized over the life of the asset as detailed below:

2003................................................   $1,088
2004................................................      272
                                                       ------
Total...............................................   $1,360
                                                       ======

6. FIXED ASSETS

    Fixed assets consist of the following:

                                                   ESTIMATED         MARCH 31,
                                                  USEFUL LIFE   -------------------
                                                   IN YEARS       2001       2002
                                                  -----------   --------   --------
Furniture and fixtures..........................    3-7         $   966    $ 2,002
Computer equipment and purchased software.......     3           11,776     13,973
Demonstration and spare part units..............     2            1,775      1,497
Leasehold improvements..........................    4-12          3,024      3,141
                                                                -------    -------
                                                                 17,541     20,613
Less--accumulated depreciation and
  amortization..................................                 10,604     11,985
                                                                -------    -------
                                                                $ 6,937    $ 8,628
                                                                =======    =======

    Depreciation and amortization expense on fixed assets for the years ended March 31, 2000, 2001 and 2002 was $2,936, $4,101, and $4,457, respectively.

7. LINE OF CREDIT

    At March 31, 2002, NetScout had a revolving line of credit with a bank under which we can borrow up to $10,000 based upon a percentage of eligible accounts receivable. This line of credit expires on March 10, 2003. Borrowings under the line are payable on demand and bear interest at the bank's prime rate. Under

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. LINE OF CREDIT (CONTINUED)
the terms of the agreement, NetScout is required to comply with certain restrictive covenants, which require that NetScout maintain minimum amounts of profitability and liquidity. NetScout's accounts receivable and inventory secure the line of credit. NetScout was in compliance with all restrictive covenants at March 31, 2002. No borrowings were outstanding under the line of credit at March 31, 2002 (Note 13).

8. NET INCOME (LOSS) PER SHARE

    Below is a summary of the shares used in computing basic and diluted net income (loss) per share for the years indicated:

                                                                   YEAR ENDED MARCH 31,
                                                           ------------------------------------
                                                              2000         2001         2002
                                                           ----------   ----------   ----------
Weighted average number of shares outstanding............  21,750,205   28,487,317   29,533,081
Shares attributable to Class B convertible common
  stock..................................................   2,540,631           --           --
Shares attributable to Series A preferred stock..........     459,955           --           --
Reserved common stock (Note 5)...........................          --      154,202           --
Stock options............................................   2,195,255    1,084,765           --
                                                           ----------   ----------   ----------
Shares used in computing diluted net income (loss) per
  share..................................................  26,946,046   29,726,284   29,533,081
                                                           ==========   ==========   ==========

    The following table sets forth common stock excluded from the calculation of diluted net income (loss) per share since the inclusion would be antidilutive:

                                                                   YEAR ENDED MARCH 31,
                                                           ------------------------------------
                                                              2000         2001         2002
                                                           ----------   ----------   ----------
Stock options............................................     128,634    1,925,238    4,704,731

9. CAPITAL STOCK

PUBLIC OFFERING

    On August 17, 1999, NetScout completed an initial public offering of three million shares of common stock at $11.00 per share. NetScout received net proceeds of approximately $29,600 after deducting $2,300 in underwriting discounts and commissions and $1,100 in other offering expenses.

TREASURY STOCK

    At March 31, 2001 and 2002, 3,977,254 and 4,101,254 shares of common stock were held in treasury, respectively.

    On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. As of March 31, 2002, NetScout has repurchased 124,000 shares under this program.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. STOCK PLANS

1990 STOCK OPTION PLAN

    In October 1990, NetScout adopted the 1990 Stock Option Plan. The 1990 Stock Option Plan provides for the granting of incentive and non-qualified stock options to employees, directors and consultants of NetScout. The 1990 Stock Option Plan, as amended, allows for the issuance of options to purchase up to 4,514,666 shares of non-voting common stock. The Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option is exercisable, generally over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). No additional option grants will be made under the 1990 Stock Option Plan.

1999 STOCK OPTION AND INCENTIVE PLAN

    In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides for the grant of stock-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout may grant options that are intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of NetScout. The 1999 Stock Option Plan is administered by the Compensation Committee. Subject to the provisions of the 1999 Stock Option Plan, the Compensation Committee has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Options generally vest over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). A total of 4,500,000 shares of common stock were originally reserved for issuance under the 1999 Stock Option Plan. In September 2001, at the annual meeting of stockholders, an additional 5,000,000 shares were approved, for a total of 9,500,000 shares reserved for issuance under the 1999 Stock Option Plan.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. STOCK PLANS (CONTINUED)
    Transactions under the 1990 and 1999 Stock Option Plan during the years ended March 31, 2000, 2001 and 2002 are summarized as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          NUMBER OF    EXERCISE
                                                            SHARES      PRICE
                                                          ----------   --------
Outstanding--March 31, 1999.............................   3,086,226    $ 2.85
  Granted (weighted average fair value of $13.22 per
    share)..............................................   1,430,789     20.95
  Exercised.............................................  (1,136,306)     1.84
  Canceled..............................................    (418,825)     7.56
                                                          ----------
Outstanding--March 31, 2000.............................   2,961,884     11.31
  Granted (weighted average fair value of $11.15 per
    share)..............................................   2,588,033     15.55
  Assumed in NextPoint acquisition (weighted average
    fair value of $12.23 per share).....................     273,906      3.97
  Exercised.............................................    (636,119)     3.65
  Canceled..............................................    (957,850)    14.87
                                                          ----------
Outstanding--March 31, 2001.............................   4,229,854     13.78
  Granted (weighted average fair value of $4.49 per
    share)..............................................   1,053,425      6.31
  Exercised.............................................    (247,568)     2.82
  Canceled..............................................    (330,980)    15.15
                                                          ----------
Outstanding--March 31, 2002.............................   4,704,731     12.63
                                                          ==========

    NetScout has assumed the stock option plans of NextPoint in connection with the acquisition (Note 4). No additional option grants will be made under the assumed NextPoint stock option plans.

    The following tables summarize information about employee options outstanding and exercisable at March 31, 2002:

                                        OUTSTANDING                   EXERCISABLE
                             ----------------------------------   --------------------
                                          WEIGHTED
                                           AVERAGE     WEIGHTED               WEIGHTED
                                          REMAINING    AVERAGE                AVERAGE
                              NUMBER     CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
 RANGE OF EXERCISE PRICES    OF SHARES      LIFE        PRICE     OF SHARES    PRICE
 ------------------------    ---------   -----------   --------   ---------   --------
$0.003 to 1.50.............    176,175       3.9        $ 0.95      175,648    $ 0.95
1.75 to 2.50...............    206,716       5.5          2.44      201,264      2.45
3.16 to 5.00...............    306,823       6.8          3.99      253,426      4.03
5.04 to 7.03...............    824,454       8.9          5.57      202,070      5.86
8.30 to 11.25..............    649,576       8.9          9.52      135,768     10.36
13.44 to 14.94.............  1,014,227       8.1         13.98      455,859     14.00
15.13 to 19.25.............    836,687       8.2         17.39      367,612     17.65
20.50 to 23.13.............    313,513       8.4         22.04      119,928     22.00
28.94 to 31.83.............    376,560       7.8         29.51      193,251     29.50
                             ---------                            ---------
                             4,704,731..     8.0         12.63    2,104,826     12.11
                             =========                            =========

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. STOCK PLANS (CONTINUED)
    As of March 31, 2000, 954,892 options were exercisable under the 1990 and 1999 Stock Option Plans. As of March 31, 2001, 1,181,682 options were exercisable under the 1990 and 1999 Stock Option Plan. As of March 31, 2002, there were 5,527,535 shares of common stock available for grant under the 1999 Stock Option Plan.

FAIR VALUE DISCLOSURES

    As discussed in Note 2, NetScout has adopted SFAS No. 123 for disclosure only of pro forma net income (loss). Had compensation cost for NetScout's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, NetScout's net income (loss) and basic and diluted net income
(loss) per share on a pro forma basis would have been as follows:

                                                       YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                    2000       2001       2002
                                                  --------   --------   --------
Net income (loss):
  As reported...................................  $15,212    $ 3,706    $(11,411)
  Pro forma.....................................  $13,278    $(4,804)   $(21,096)
Basic net income (loss) per share:
  As reported...................................  $  0.70    $  0.13    $  (0.39)
  Pro forma.....................................  $  0.61    $ (0.17)   $  (0.71)
Diluted net income (loss) per share:
  As reported...................................  $  0.56    $  0.12    $  (0.39)
  Pro forma.....................................  $  0.49    $ (0.17)   $  (0.71)

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. STOCK PLANS (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

              1990 AND 1999 STOCK OPTION PLANS                       YEAR ENDED MARCH 31,
              --------------------------------                ----------------------------------
                                                                2000         2001         2002
                                                              --------   ------------   --------
Expected option term for options granted prior to NetScout's
  initial public offering...................................  5 years              --        --
Expected option term for options granted subsequent to
  NetScout's initial public offering........................  4 years         4 years   4 years
Expected option term for options assumed in the acquisition
  of NextPoint..............................................       --    1 to 4 years        --
Weighted average risk-free interest rate....................     6.2%            6.0%      4.6%
Expected volatility for options granted prior to NetScout's
  initial public offering...................................       --              --        --
Expected volatility for options granted subsequent to
  NetScout's initial public offering........................     100%            100%      100%
Dividend yield..............................................       --              --        --

                  1999 STOCK PURCHASE PLAN                          YEAR ENDED MARCH 31,
                  ------------------------                    ---------------------------------
                                                                2000        2001        2002
                                                              ---------   ---------   ---------
Expected option term for options granted subsequent to
  NetScout's initial public offering........................  0.5 years   0.5 years   0.5 years
Weighted average risk-free interest rate....................       5.1%        5.9%        2.8%
Expected volatility for options granted subsequent to
  NetScout's initial public offering........................       100%        100%        100%
Dividend yield..............................................         --          --          --
Weighted average fair value.................................  $    7.23   $    3.74   $   10.63

    Because additional grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

    In September 1997, NetScout granted 518,000 options to purchase non-voting common stock at $2.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $3.50 per share. In accordance with APB Opinion No. 25, NetScout recorded $518 of deferred compensation, which will be charged to NetScout's results of operations over the vesting period of the options, generally four years. For the year ended
March 31, 2001, $36 of deferred compensation was reversed due to termination of employees and for the years ended March 31, 2000, 2001 and 2002, NetScout recorded $130, $117 and $31 of compensation expense related to these options, respectively.

    In February 1999, NetScout granted 305,500 options to purchase non-voting common stock at $6.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $9.68 per share. In accordance with APB Opinion No. 25, NetScout recorded $968 of deferred compensation, which is being charged to NetScout's results of operations over the vesting period of the options, generally four years. For the years ended March 31, 2000, 2001, and 2002, $234, $134 and $8 of

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. STOCK PLANS (CONTINUED)
deferred compensation was reversed due to termination of employees and NetScout recorded $242, $123 and $103 of compensation expense related to these options, respectively.

    As part of the NextPoint acquisition in July 2000, NetScout recorded $980 of deferred compensation, which is being charged to NetScout's results of operations over the remainder of the vesting periods, generally from one to four years. For the years ended March 31, 2001 and 2002, $184 and $20 of deferred compensation was reversed due to termination of employees and NetScout recorded $201 and $233 of compensation expense related to these options.

    Also as part of the NextPoint acquisition, 267,602 shares of NetScout common stock were reserved and are being released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continue employment at NetScout. NetScout recorded $4.0 million as deferred compensation related to the reserved shares, which will be amortized to stock-based compensation expense over the two-year period of employment. For the years ended March 31, 2001 and 2002, NetScout record $1,393 and $1,951 as compensation expense related to these reserved shares.

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

11. RETIREMENT PLAN

    In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which NetScout matches 25% of the employee's contribution up to 6% of the employee's salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee's contribution up to 6% of the employee's salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $187, $312 and $672 to the plan for the years ended March 31, 2000, 2001 and 2002, respectively.

12. INCOME TAXES

    Income (loss) before provision for (benefit from) consisted of the following:

                                                       YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                    2000       2001       2002
                                                  --------   --------   --------
Domestic........................................  $23,598    $10,366    $(12,660)
Foreign.........................................      153        367         322
                                                  -------    -------    --------
                                                  $23,751    $10,733    $(12,338)
                                                  =======    =======    ========

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. INCOME TAXES (CONTINUED)
    The components of the provision for (benefit from) income taxes are as follows:

                                                           YEAR ENDED MARCH 31,
                                                      ------------------------------
                                                        2000       2001       2002
                                                      --------   --------   --------
Current provision (benefit):
  Federal...........................................   $7,636     $5,288     $  227
  State.............................................      955        979        (97)
  Foreign...........................................       53        122        104
                                                       ------     ------     ------
                                                        8,644      6,389        234
                                                       ------     ------     ------
Deferred tax provision (benefit):
  Federal...........................................     (120)       818     (1,025)
  State.............................................       15       (180)      (136)
                                                       ------     ------     ------
                                                         (105)       638     (1,161)
                                                       ------     ------     ------
                                                       $8,539     $7,027     $ (927)
                                                       ======     ======     ======

    The components of net deferred tax assets are as follows:

                                                         YEAR ENDED MARCH 31,
                                                         ---------------------
                                                           2001        2002
                                                         ---------   ---------
Deferred tax assets (liabilities):
  Reserves.............................................   $   182     $  533
  Accrued expenses.....................................       878        743
  Fixed assets.........................................       863      1,546
  Deferred revenue.....................................       257      1,108
  Intangible assets....................................    (1,115)      (556)
  Net operating loss carryforwards.....................     4,628      4,874
  Research and development tax credit carryforwards....       261        612
  Other................................................       314         50
                                                          -------     ------
                                                          $ 6,268     $8,910
                                                          =======     ======

    At March 31, 2002, NetScout had federal net operating loss carryforwards and federal and state research and development credits of approximately $13,927 and $621, respectively, available to offset future taxable income. These carryforwards begin to expire in fiscal year 2011.

    For federal income tax purposes, a portion of the Company's carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal tax laws.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. INCOME TAXES (CONTINUED)
    The income tax provision computed using the federal statutory income tax rate differs from NetScout's effective tax rate primarily due to the following:

                                                                 YEAR ENDED MARCH 31,
                                                         ------------------------------------
                                                           2000          2001          2002
                                                         --------      --------      --------
Statutory U.S. federal tax rate........................    35.0%         35.0%        (35.0)%
State taxes, net of federal tax benefit................     3.1           5.9          (0.3)
Foreign sales corporation exempt income................    (1.2)         (0.2)           --
Goodwill amortization..................................      --          22.3          25.6
Stock-based compensation...............................      --           5.5           6.3
Research and development tax credits...................    (1.7)         (3.2)         (4.5)
Other..................................................     1.0           0.2           0.4
                                                           ----          ----         -----
                                                           36.2%         65.5%         (7.5)%
                                                           ====          ====         =====

13. COMMITMENTS AND CONTINGENCIES

LEASES

    NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $1,712, $2,446 and $3,404 for the years ended March 31, 2000, 2001 and 2002, respectively.

    Future non-cancelable minimum lease commitments are as follows:

YEAR ENDING MARCH 31,
---------------------
2003........................................................  $ 3,456
2004........................................................    3,253
2005........................................................    3,147
2006........................................................    3,138
2007........................................................    3,138
Remaining years.............................................   20,246
                                                              -------
Total minimum lease payments................................  $36,378
                                                              =======

    Under the terms of its current principal office lease, NetScout is required to maintain a letter of credit totaling $3,200 under its $10,000 revolving line of credit (Note 7).

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

    Prior to the acquisition of NextPoint Networks, Inc. ("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint denied the claim. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit and this escrow balance significantly limited NetScout's exposure. NetScout recorded an accrual to account for any additional expenses. The matter was settled in January 2002. Subsequent to year end, escrow funds were released and NetScout received the appropriate escrow balance to finalize this matter.

    In addition to the matter noted above, from time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a significant adverse effect on NetScout's financial position or results of operations.

EMPLOYMENT AGREEMENT

    In January 1999, NetScout amended an employment agreement with two employee stockholders, which provides that each employee stockholder will receive a base salary of at least $250 and a year-end, non-discretionary bonus of at least $250. For the fiscal year ended March 31, 2002, the year-end bonus for these two employee stockholders (with their consent) was $190. The employment agreement is terminable at will, but provides that if either employee's employment is terminated by NetScout without cause, or either decides to terminate his own employment for "good reason", as defined, each is entitled to receive severance benefits for three years as follows: (i) for the first twelve months following termination, the greater of $175 or base salary as of the date of termination; and (ii) for each subsequent twelve-month period, an amount equal to 120% of the amount received in the immediately preceding twelve months. Each employment agreement provides for a five-year term commencing June 1, 1994 with automatic one-year renewals.

14. GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows:

                                                       YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                    2000       2001       2002
                                                  --------   --------   --------
North America...................................  $74,721    $ 96,980   $71,238
Europe--Middle East--Africa.....................    5,782       5,621     8,703
Asia--Pacific...................................    5,656       5,350     2,343
                                                  -------    --------   -------
                                                  $86,159    $107,951   $82,284
                                                  =======    ========   =======

    The North America revenue includes sales to domestic resellers. These domestic resellers may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. Revenue attributable to locations outside of North America is a result of export sales. Substantially all of NetScout's identifiable assets are located in the United States.

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. RESULTS OF OPERATIONS--UNAUDITED

    The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended 2001 and 2002. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                       THREE MONTHS ENDED
                                    -----------------------------------------------------------------------------------------
                                    JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                      2000       2000        2000       2001        2001       2001        2001       2002
                                    --------   ---------   --------   ---------   --------   ---------   --------   ---------
Revenue...........................  $25,169     $28,819    $32,473     $21,490    $18,166     $19,732    $21,483     $22,903
Gross margin......................   18,480      20,700     23,862      15,719     12,799      14,526     15,966      16,900
Net income (loss).................  $ 4,304     $  (761)   $ 2,670     $(2,507)   $(4,138)    $(2,945)   $(2,587)    $(1,741)
Basic net income (loss) per
  share...........................  $  0.16     $ (0.03)   $  0.09     $ (0.09)   $ (0.14)    $ (0.10)   $ (0.09)    $ (0.06)
Diluted net income (loss) per
  share...........................  $  0.15     $ (0.03)   $  0.09     $ (0.09)   $ (0.14)    $ (0.10)   $ (0.09)    $ (0.06)

                             NETSCOUT SYSTEMS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT
                                                   BEGINNING OF   CHARGED TO                BALANCE AT
DESCRIPTION                                            YEAR       OPERATIONS   DEDUCTIONS   END OF YEAR
-----------                                        ------------   ----------   ----------   -----------
Year ended March 31, 2000
  Allowance for doubtful accounts................    $590,000       (94,000)     (71,000)    $425,000
Year ended March 31, 2001
  Allowance for doubtful accounts................    $425,000       220,000*    (297,000)    $348,000
Year ended March 31, 2002
  Allowance for doubtful accounts................    $348,000       207,000     (100,000)    $455,000

------------------------

* Including $103,000, due to the purchase of NextPoint Networks, Inc. in July 2000.