Form 10-Q
period 2002-06-30
NETSCOUT SYSTEMS INC
filed 2002-08-14
CIK 1078075

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's common stock as of August 7, 2002 was 29,866,328.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETSCOUT SYSTEMS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002
                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements................................      3

  a.) Condensed Consolidated Balance Sheets:
      As of June 30, 2002 and March 31, 2002

  b.) Condensed Consolidated Statements of Operations:
      For the three months ended June 30, 2002 and June 30,
       2001

  c.) Condensed Consolidated Statements of Cash Flows:
      For the three months ended June 30, 2002 and June 30,
       2001

  d.) Notes to the Condensed Consolidated Financial
    Statements

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     12

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     24

PART II: OTHER INFORMATION

Item 1. Legal Proceedings...................................     25

Item 2. Changes in Securities and Use of Proceeds...........     25

Item 6. Exhibits and Reports on Form 8-K....................     25

SIGNATURES..................................................     26

EXHIBIT INDEX...............................................     27

                         PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                              JUNE 30,   MARCH 31,
                                                                2002       2002
                                                              --------   ---------
                                      ASSETS
Current assets:
Cash and cash equivalents...................................  $ 32,754   $ 19,332
Marketable securities.......................................    31,875     44,849
Accounts receivable, net of allowance for doubtful accounts
  of $397 and $455 at June 30, 2002 and March 31, 2002,
  respectively..............................................    10,644     12,932
Inventories.................................................     3,612      3,698
Deferred income taxes.......................................     1,380      1,293
Prepaids and other current assets...........................     1,710      2,876
                                                              --------   --------
  Total current assets......................................    81,975     84,980
Fixed assets, net...........................................     8,381      8,628
Goodwill, net...............................................    28,839     28,770
Other intangible assets, net................................     1,088      1,429
Deferred income taxes.......................................     8,430      7,617
Long-term marketable securities.............................     5,040      5,084
Other assets................................................       318        790
                                                              --------   --------
  Total assets..............................................  $134,071   $137,298
                                                              ========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $  1,298   $  2,456
Accrued compensation........................................     4,060      5,775
Accrued other...............................................     2,634      2,715
Income taxes payable........................................       358        542
Deferred revenue............................................    13,344     13,103
                                                              --------   --------
  Total current liabilities.................................    21,694     24,591
                                                              --------   --------
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value:
  5,000,000 shares authorized; no shares issued or
    outstanding at June 30, 2002 and March 31, 2002.........        --         --
Common stock, $0.001 par value:
  150,000,000 shares authorized; 33,990,751 and 33,787,262
    shares issued and 29,821,528 and 29,686,008 shares
    outstanding at June 30, 2002 and March 31, 2002,
    respectively............................................        34         34
Additional paid-in capital..................................   108,219    107,529
Deferred compensation.......................................      (324)    (1,063)
Treasury stock..............................................   (26,367)   (25,755)
Retained earnings...........................................    30,815     31,962
                                                              --------   --------
  Total stockholders' equity................................   112,377    112,707
                                                              --------   --------
  Total liabilities and stockholders'equity.................  $134,071   $137,298
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenue:
  Product...................................................  $10,321    $10,425
  Service...................................................    5,739      4,699
  License and royalty.......................................    1,789      3,042
                                                              -------    -------
    Total revenue...........................................   17,849     18,166
                                                              -------    -------
Cost of revenue:
  Product...................................................    3,374      4,450
  Service (including stock-based compensation of $2 and $2,
    respectively)...........................................      974        917
                                                              -------    -------
    Total cost of revenue...................................    4,348      5,367
                                                              -------    -------
Gross margin................................................   13,501     12,799
                                                              -------    -------
Operating expenses:
  Research and development (including stock-based
    compensation of $687 and $542, respectively)............    4,802      4,613
  Sales and marketing (including stock-based compensation of
    $21 and $29, respectively)..............................    8,471      9,090
  General and administrative (including stock-based
    compensation of $2 and $2, respectively)................    2,107      1,714
  Amortization of other intangible assets...................      272        359
  Amortization of goodwill..................................       --      2,275
                                                              -------    -------
    Total operating expenses................................   15,652     18,051
                                                              -------    -------
Loss from operations........................................   (2,151)    (5,252)
Interest income and other expenses, net.....................      313        687
                                                              -------    -------
Loss before income tax benefit..............................   (1,838)    (4,565)
Income tax benefit..........................................     (691)      (427)
                                                              -------    -------
Net loss....................................................  $(1,147)   $(4,138)
                                                              =======    =======
Basic and diluted net loss per share........................  $ (0.04)   $ (0.14)
Shares used in computing basic and diluted net loss per
  share.....................................................   29,804     29,407

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(1,147)   $(4,138)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
    Depreciation and amortization...........................      883      1,128
    Amortization of goodwill and other intangible assets....      272      2,634
    Loss on disposal of fixed assets........................       18         12
    Loss on impairment of long-term note receivable.........      472         --
    Compensation expense associated with equity awards......      712        575
    Deferred income taxes...................................     (747)        80
    Changes in assets and liabilities:
      Accounts receivable, net..............................    2,288      3,796
      Inventories...........................................       86        365
      Refundable income taxes...............................       --       (548)
      Prepaids and other current assets.....................      554         68
      Accounts payable......................................   (1,158)    (2,043)
      Accrued compensation and other expenses...............   (1,796)      (987)
      Income taxes payable..................................     (184)        --
      Deferred revenue......................................      241       (249)
                                                              -------    -------
    Net cash provided by operating activities...............      494        693
                                                              -------    -------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (9,913)    (5,090)
  Proceeds from maturity of marketable securities...........   22,931         --
  Purchase of fixed assets..................................     (654)    (1,611)
                                                              -------    -------
    Net cash provided by (used in) investing activities.....   12,364     (6,701)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................      564        102
                                                              -------    -------
    Net cash provided by financing activities...............      564        102
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........   13,422     (5,906)
Cash and cash equivalents, beginning of year................   19,332     56,372
                                                              -------    -------
Cash and cash equivalents, end of period....................  $32,754    $50,466
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    14    $     1
  Cash paid for income taxes................................  $   244    $    42
Non-cash investing and financing activities:
  Tax benefits of disqualifying dispositions of stock
    options.................................................  $   153    $     6
  Release of common shares held in escrow in connection with
    the NextPoint acquisition...............................      612         --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2002 and for the three months ended June 30, 2002 and 2001, respectively, have been prepared by NetScout Systems, Inc. (the "Company" or "NetScout") in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been considered or omitted pursuant to such regulations. In the opinion of NetScout's management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results of operations for the year ending March 31, 2003. The balance sheet at March 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information refer to the consolidated financial statements and footnotes thereto included in NetScout's Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002.

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

    Cash, cash equivalents and marketable securities consist of the following:

                                                           JUNE 30,   MARCH 31,
                                                             2002       2002
                                                           --------   ---------
Cash.....................................................  $11,601     $12,493
Cash equivalents.........................................   21,153       6,839
Marketable securities--short-term........................   31,875      44,849
Marketable securities--long-term.........................    5,040       5,084
                                                           -------     -------
                                                           $69,669     $69,265
                                                           =======     =======

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS
No. 115, NetScout has classified its investments as "available-for-sale" and associated unrealized gains or losses are recorded as a separate component of stockholders' equity

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED) until realized. At June 30, 2002 and March 31, 2002, there were no significant unrealized gains or losses.

3. INVENTORIES

    Inventories consist of the following:

                                                            JUNE 30,   MARCH 31,
                                                              2002       2002
                                                            --------   ---------
Raw materials.............................................   $2,538     $3,108
Finished goods............................................    1,074        590
                                                             ------     ------
                                                             $3,612     $3,698
                                                             ======     ======

4. LONG-LIVED ASSETS

    GOODWILL AND OTHER INTANGIBLE ASSETS

    NetScout adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in April 2002. Prior to the adoption of SFAS No. 142, the net carrying amount of goodwill was $28,770. In accordance with the provisions of SFAS No. 142, NetScout reclassified its assembled workforce intangible net asset of $68 to goodwill. NetScout concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of April 1, 2002. The fair value of the reporting unit was determined using NetScout's market capitalization as of April 1, 2002. As of April 1, 2002, the fair value of NetScout exceeded the carrying value of its net assets in the reporting unit, including goodwill, and accordingly, NetScout concluded no impairment existed as of that date. NetScout will perform a test of impairment of goodwill annually or when changes in events or circumstances indicate that an impairment test is required.

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

4. LONG-LIVED ASSETS (CONTINUED)
    The following table summarizes other intangible assets by major intangible asset class:

                                                                JUNE 30, 2002
                                                 --------------------------------------------
                                                 GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                     AMOUNT       AMORTIZATION      AMOUNT
                                                 --------------   ------------   ------------
Completed technology...........................      $2,166          $1,444         $  722
Customer base..................................       1,100             734            366
                                                     ------          ------         ------
                                                     $3,266          $2,178         $1,088
                                                     ======          ======         ======

                                                                MARCH 31, 2002
                                                 --------------------------------------------
                                                 GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                     AMOUNT       AMORTIZATION      AMOUNT
                                                 --------------   ------------   ------------
Completed technology...........................      $2,166          $1,264         $  902
Customer base..................................       1,100             641            459
Assembled workforce............................         700             632             68
                                                     ------          ------         ------
                                                     $3,966          $2,537         $1,429
                                                     ======          ======         ======

    Estimated amortization expense for the fiscal years 2003 and 2004 is $1,088 and $272, respectively.

    The following table presents a reconciliation of net loss and net loss per share adjusted for the exclusion of goodwill amortization and assembled workforce amortization:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Reported loss.............................................  $(1,147)   $(4,138)
Add: goodwill amortization................................       --      2,275
Add: assembled workforce amortization.....................       --         87
                                                            -------    -------
Adjusted net loss.........................................  $(1,147)   $(1,776)
                                                            =======    =======

Reported basic and diluted net loss per share.............  $ (0.04)   $ (0.14)
Add: goodwill amortization................................       --       0.08
Add: assembled workforce amortization.....................       --         --
                                                            -------    -------
Adjusted basic and diluted net loss per share.............  $ (0.04)   $ (0.06)
                                                            =======    =======

    NOTE RECEIVABLE

    At June 30, 2002, NetScout performed a probability weighted cash flow analysis on a long-term note receivable balance based on management's current assessment of probable outcomes regarding future cash flows and concluded that this asset was partially impaired. In accordance with SFAS No. 144, the Company recorded a $472 impairment charge for the three months ended June 30, 2002.

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

5. TREASURY STOCK

    On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout's stock repurchase program may be made from time-to-time without prior notice. As of June 30, 2002, NetScout has repurchased 124 shares under this program.

6. COMMITMENTS AND CONTINGENCIES

    Prior to the acquisition of NextPoint Networks, Inc. ("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint denied the claim. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit and this escrow balance significantly limited NetScout's exposure. NetScout recorded an accrual to account for any additional expenses. The matter was settled in January 2002. In May 2002, escrow funds were released and NetScout received the appropriate escrow balance to finalize this matter.

    In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a significant adverse impact on NetScout's financial position or results of operations.

7. COMPUTATION OF NET LOSS PER SHARE

    The following table sets forth common stock excluded from the calculation of diluted net loss per share since the inclusion would be antidilutive:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Stock options...............................................   4,546      4,898
Restricted common stock.....................................      --        142
                                                               -----      -----
                                                               4,546      5,040
                                                               =====      =====

8. OTHER COMPREHENSIVE INCOME

    Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Other comprehensive income does not materially impact net loss for the three months ended June 30, 2002 and 2001.

9. INCOME TAX BENEFIT

    For the three months ended June 30, 2002, the Company estimated the income tax benefit utilizing an estimated annual effective tax rate for the fiscal year ended March 31, 2003, representing the statutory tax rate adjusted primarily for non-deductible stock-based compensation and amortization of other intangible assets.

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

10. GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows:

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
North America.............................................  $14,555    $16,318
Europe--Middle East--Africa...............................    2,390      1,262
Asia--Pacific.............................................      904        586
                                                            -------    -------
                                                            $17,849    $18,166
                                                            =======    =======

    The North America revenue includes sales to domestic resellers, who may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. Revenue attributable to locations outside of North America is a result of export sales. Substantially all of NetScout's identifiable assets are located in the United States.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS
No. 142 has been adopted by the Company in the first quarter of our fiscal year ending March 31, 2003 (Note 4). On April 1, 2002, NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in April 2003. SFAS No. 143 addresses the financial reporting for obligations and retirement costs relating to the retirement of tangible long-lived assets. NetScout does not at present expect that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective March 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In June 2002, NetScout applied the provisions of SFAS No. 144 to a long-term note receivable balance (Note 4).

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." NetScout does not at present expect that the adoption of SFAS No. 146 will have a significant impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the audited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

    In addition to the other information in this report, the following Management's Discussion and Analysis should be considered carefully in evaluating the Company and our business. This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Affect Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

    OVERVIEW

    NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable optimization of the performance and cost management of complex, high-speed computer and telecommunication networks, including their ability to efficiently deliver critical business applications and content to end-users. NetScout manufactures and markets these products in an integrated hardware and software solution suite that is used by enterprise and service provider businesses worldwide. We manage our business as a single operating segment.

    NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations.

CRITICAL ACCOUNTING POLICIES

    NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories and valuation of long-lived assets to be critical in fully understanding and evaluating our financial results.

REVENUE RECOGNITION

    Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which are based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in our customer composition and historical experience. If our judgments and estimates relating the product returns prove to be inadequate, our financial results could be materially adversely impacted in future periods.

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

    License and royalty revenue consists primarily of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. License revenue is recognized when delivery has occurred and when we become contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon reported product shipment by the license holder.

    Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 53% and 69% of total revenue for the three months ended June 30, 2002 and 2001, respectively. Total revenue generated from Cisco Systems, Inc. represented 14% and 52% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the three months ended June 30, 2002 and 2001.

    In the past, Cisco resold our probes to customers under their private label. As of July 28, 2001, Cisco no longer marketed or sold NetScout probes under their private label, however, they continued to place their backlog orders with us through December 31, 2001. Additionally, Cisco continues to incorporate components of our software technology into their products. We have completed the transition of those Cisco customers who are actively purchasing our products to a direct or reseller relationship with NetScout and our strategy is to continue to collaborate with Cisco on technology development and to support Cisco's continued distribution of our software products.

    Revenue from sales outside North America represented 18% and 10% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. Sales outside North America are primarily due to indirect channel partners, who are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations, however, NetScout still reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Accounts receivable is reduced by an allowance for doubtful accounts. Our normal payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At June 30, 2002, one customer accounted for approximately 8% of our accounts receivable, and at June 30, 2001, a different customer accounted for approximately 17% of our accounts receivable. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, do not require collateral from our customers. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. The allowance for doubtful accounts is based upon management estimates of the un-collectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and customer concentrations when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are made when establishing the allowance for doubtful accounts. If our judgments and estimates relating to the allowance for doubtful accounts prove to be inadequate, our financial results could be materially adversely impacted in future periods.

VALUATION OF INVENTORIES

    Inventories are stated at actual cost. Inventories consist primarily of raw materials and finished goods. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. Our reliance on sole or limited suppliers involves several risks; including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. Generally, we do not maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially adversely impact our business, operating results and financial condition.

    Inventories are reduced by a reserve for obsolete and excess inventory. Management regularly monitors our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon management's estimated forecasts of unit sales and estimated timing and impact of new product introductions. Management considers historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns when evaluating the adequacy of the reserve for obsolete and excess inventory. Significant management judgments and estimates must be made when establishing the reserve for obsolete and excess inventory. If our judgments and estimates relating to obsolete and excess inventory prove to be inadequate, our financial results could be materially adversely impacted in future periods.

VALUATION OF LONG-LIVED ASSETS

    NetScout regularly performs reviews on the carrying value of our long-term assets to determine if any impairment is present. Items which could trigger impairment include, but are not limited to, significant under-performance relative to historical product demand, significant negative industry or economic trends, significant decline in our stock price for a sustained period and significant decline in our technological value compared to the market. Management considers our stock price, historical product demand, current economic trends, customer buying patterns, customer credit-worthiness and expected revenue projections when assessing impairment and estimating expected future cash flows of our long-term assets. At June 30, 2002, NetScout performed a probability weighted cash flow analysis on a long-term note receivable balance based on management's current assessment of probable outcomes regarding future cash flows and concluded that this asset was partially impaired. In accordance with SFAS No. 144, the Company recorded a $472,000 impairment charge for the three months ended June 30, 2002.

    Significant management judgments and estimates must be made when establishing criteria for future cash flows and assessing impairment. If our judgments and estimates relating to long-term assets prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and, through the performance of that assessment, an asset is determined to be impaired, our financial results could be materially adversely impacted in future periods.

    RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

                             NETSCOUT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                          PERCENTAGES OF TOTAL REVENUE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenue:
  Product...................................................    57.8%      57.4%
  Service...................................................    32.2       25.9
  License and royalty.......................................    10.0       16.7
                                                               -----      -----
    Total revenue...........................................   100.0      100.0
                                                               -----      -----

Cost of revenue:
  Product...................................................    18.9       24.5
  Service...................................................     5.5        5.0
                                                               -----      -----
    Total cost of revenue...................................    24.4       29.5
                                                               -----      -----
Gross margin................................................    75.6       70.5
                                                               -----      -----

Operating expenses:
  Research and development..................................    26.9       25.4
  Sales and marketing.......................................    47.5       50.1
  General and administrative................................    11.8        9.4
  Amortization of other intangible assets...................     1.5        2.0
  Amortization of goodwill..................................      --       12.5
                                                               -----      -----
    Total operating expenses................................    87.7       99.4
                                                               -----      -----
Loss from operations........................................   (12.1)     (28.9)
Interest income and other expenses, net.....................     1.8        3.8
                                                               -----      -----
Loss before income tax benefit..............................   (10.3)     (25.1)
Income tax benefit..........................................    (3.9)      (2.3)
                                                               -----      -----
Net loss....................................................    (6.4%)    (22.8%)
                                                               =====      =====

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUE

    Total revenues were $17.8 million and $18.2 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 2% from 2001 to 2002.

    PRODUCT. Product revenues were $10.3 million and $10.4 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 1% from 2001 to 2002. This decrease was primarily due a 39% decrease in unit sales, which was attributable to the continued slowdown in network management capital spending in many large enterprises as a result of the economic downturn, offset by an increase in the average selling price of approximately 50% attributable to the increased sale of our higher-end probes. It is unknown what impact the network management capital spending controls in the U.S. and abroad and the economic downturn will have on our future product revenue results.

    SERVICE. Service revenues were $5.7 million and $4.7 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of 22% from 2001 to 2002. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated in recent reporting periods combined with continued renewals of customer support agreements from our continually expanding installed base.

    LICENSE AND ROYALTY. License and royalty revenues were $1.8 million and $3.0 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 41% from 2001 to 2002. This decrease corresponded with the continued slowdown in network management capital spending as a result of the economic downturn. It is unknown what impact the network management capital spending controls in the U.S. and abroad and the economic downturn will have on our future license and royalty results.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $3.4 million and $4.5 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 24% from 2001 to 2002. This decrease corresponds with the 39% decrease in unit sales attributable to the overall current slowdown in network management capital spending in many large enterprises as a result of the economic downturn and a decrease in fixed manufacturing costs. Product gross margins were 67% and 57% for the three months ended June 30, 2002 and 2001, respectively. The increase in gross margins was primarily due to an increase of approximately 50% in average selling price per unit and an increase in direct sales which traditionally have higher margins.

    SERVICE. Cost of service revenue consists primarily of personnel costs, material and consulting costs. Cost of service revenues were $974,000 and $917,000 for the three months ended June 30, 2002 and 2001, respectively, representing an increase of 6% from 2001 to 2002. Service gross margins were 83% and 80% for the three months ended June 30, 2002 and 2001, respectively. This increase in cost was primarily due to an increase in our personnel costs, partially offset by a decrease in consulting costs. While cost of service revenue increased by 6%, service revenue itself increased by 22%, thereby improving our gross margin.

    Gross margins were $13.5 million and $12.8 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of 5% from 2001 to 2002. Gross margin percentage was 76% and 71% for the three months ended June 30, 2002 and 2001, respectively. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to indirect distribution channel sales. The increase in gross margins was primarily due to an increase of approximately 50% in average selling price per unit, an increase in direct sales, along with a decrease in fixed manufacturing costs.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $4.8 million and $4.6 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of 4% from 2001 to 2002. This increase was primarily due to a 27% increase in stock-based compensation charges related to the NextPoint acquisition from 2001 to 2002 and a 61% increase in technical supplies from 2001 to 2002, attributable to increased usage of supplies for internal development projects. We anticipate that we will decrease research and development expenses in absolute dollars in future quarters as stock-based compensation declines and as we continue to maintain spending controls during the current economic downturn. We will continue to monitor the economic situation and will resume growth of our investment in development once we again achieve revenue and profit growth.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and costs associated with marketing programs such as trade shows, seminars, advertising, and new product launch activities. Sales and marketing expenses were $8.5 million and $9.1 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 7% from 2001 to 2002. This decrease was primarily due to a 78% decrease in marketing programs spending from 2001 to 2002. We anticipate that we will commit additional resources to sales and marketing in the future and that sales and marketing expenses will increase in absolute dollars in future quarters as we continue our effort to promote revenue growth and NetScout name recognition.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees. General and administrative expenses were $2.1 million and $1.7 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of 23% from 2001 to 2002. This increase was primarily due to an impairment of $472,000 on a long-term note receivable balance. In accordance with SFAS No. 144, NetScout performed a probability weighted cash flow analysis on this long-term note receivable balance based on management's current assessment of probable outcomes regarding future cash flows and concluded that the asset was partially impaired at June 30, 2002. We anticipate that we will decrease general and administrative expenses in absolute dollars in future quarters as we continue to maintain spending controls during the current economic downturn. We will continue to monitor the economic situation and reevaluate spending once the economy improves.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $272,000 and $2.6 million for the three months ended June 30, 2002 and 2001, respectively, due to the acquisition of NextPoint. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. We anticipate that we will, however, continue to amortize other intangible assets at the current rate of $272,000 per quarter until fully amortized.

    INTEREST INCOME AND OTHER EXPENSES, NET. Interest income, net of interest and other expenses, was $313,000 and $687,000 for the three months ended
June 30, 2002 and 2001, respectively, representing a decrease of 54% from 2001 to 2002. This decrease was primarily due to lower market interest rates on cash equivalents and marketable securities.

    INCOME TAX BENEFIT. The income tax benefit was $691,000 and $427,000 for the three months ended June 30, 2002 and 2001, respectively. NetScout's projected annual effective tax rate increased to a benefit of 38% from a benefit of 9% for the three months ended June 30, 2002 and 2001, respectively, as a result of lower projected taxable income for the year ended March 31, 2003.

    NET LOSS. Net loss was $1.1 million and $4.1 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in net loss year over year was mainly attributable to the decrease in amortization of goodwill and other intangible assets from $2.6 million to $272,000 for the three months ended June 30, 2001 and 2002, respectively. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. Pro-forma net loss was $163,000 and $929,000 for the three months ended June 30, 2002 and 2001, respectively, which excludes the non-cash amortization of goodwill and other intangible assets of $272,000 and $2.6 million and stock-based compensation of $712,000 and $575,000 for the three months ended June 30, 2002 and 2001, respectively. This decrease in net loss is primarily attributable to an increase of approximately 50% in average selling price per unit, an increase in direct sales, along with a decrease in fixed manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, we had $32.8 million in cash and cash equivalents, $31.9 million in short-term marketable securities and $5.0 million in long-term marketable securities, together totaling to $69.7 million. We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2003. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. As of June 30, 2002, we had letters of credit outstanding under the line aggregating $3.2 million. The bank line of credit is secured by our inventory and accounts receivable.

    Cash provided by operating activities was $494,000 and $693,000 for the three months ended June 30, 2002 and 2001, respectively. In the first quarter of fiscal year 2003, cash provided by operating activities was primarily derived from decreases in accounts receivable and prepaid and other current assets and increases in depreciation and amortization and compensation expense associated with equity awards. This was partially offset by a net loss and a decrease in accounts payable and accrued compensation. In the first quarter of fiscal year 2002, cash provided by operating activities was primarily derived from a decrease in accounts receivable, an increase in depreciation and amortization and amortization of goodwill and other intangible assets and an increase in compensation expense associated with equity awards. This was partially offset by a net loss and a decrease in accounts payable and accrued compensation.

    Cash provided by (used in) investing activities was $12.4 million and ($6.7) million for the three months ended June 30, 2002 and 2001, respectively. For the first quarter of fiscal year 2003, cash provided by investing activities reflects the proceeds from the maturity of marketable securities offset by the purchase of marketable securities and the purchase of fixed assets. For the first quarter of fiscal year 2002, cash used in investing activities reflects the purchase of marketable securities and fixed assets.

    Cash provided by financing activities was $564,000 and $102,000 for the three months ended June 30, 2002 and 2001, respectively. For the first quarter of fiscal years 2003, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan. For the first quarter of fiscal year 2002, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options.

    We believe that our current cash balances and the cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our product were to decrease substantially there could be a material impact on our ability to generate cash flow sufficient for our short-term working capital and expenditure needs. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 has been adopted by the Company in the first quarter of our fiscal year ending March 31, 2003. On
April 1, 2002, NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in April 2003. SFAS No. 143 addresses the financial reporting for obligations and retirement costs relating to the retirement of tangible long-lived assets. NetScout does not at present expect that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective March 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In June 2002, NetScout applied the provisions of SFAS No. 144 to a long-term note receivable balance.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." NetScout does not at present expect that the adoption of SFAS No. 146 will have a significant impact on its consolidated financial statements.

CERTAIN FACTORS WHICH MAY IMPACT FUTURE RESULTS

    Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report. Additional risks that are not yet identified or that we currently think are immaterial may also impact our business operations. Such factors, among others, may have a material adverse impact upon our business, results of operations and financial condition.

    A REDUCTION IN ORDERS FROM CUSTOMERS OF CISCO SYSTEMS, INC. COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS. Although Cisco continues to incorporate some of our software into their products, as of

July 28, 2001, Cisco no longer sold our probes to third parties under its private label. Cisco did, however, continue to place their backlog orders with us through December 31, 2001. By selling our probes under their private label, Cisco accounted for 30% of our total revenue for the three months ended
June 30, 2001. We now sell to those Cisco customers who are actively purchasing our products, both directly or through indirect channel partners, but if we are unable to continue to sell our products directly or through indirect channel partners to customers of Cisco in the future, our business, operating results and financial condition could be materially adversely impacted.

    A TERMINATION OF OUR STRATEGIC RELATIONSHIP WITH CISCO MAY MATERIALLY ADVERSELY IMPACT OUR BUSINESS. Our strategic relationship with Cisco provides us with early insight into the development of new technologies. Additionally, Cisco incorporates some of our software in their products and provides license and royalty revenue to NetScout. License and royalty revenue and service revenue from Cisco accounted for 14% and 22% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. Cisco may decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated or further adversely impacted for any reason, our business, operating results and financial condition could be materially adversely impacted.

    OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and therefore, this revenue shortfall would have a disproportionately negative impact on our operating results for that quarter.

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

    OUR CONTINUED GROWTH DEPENDS ON OUR ABILITY TO EXPAND OUR SALES FORCE. We must increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to successfully expand our sales capability, our business, operating results and financial condition could be materially adversely impacted.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE INDIRECT DISTRIBUTION
CHANNELS. Sales to our indirect distribution channels accounted for 53% and 69% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. While Cisco no longer resold our probes as of July 28, 2001, they did continue to place backlog orders with us through December 31, 2001 and continue to incorporate some of our software in their products. Cisco accounted for 14% and 52% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. To increase our sales, in addition to growing our direct sales model, we must develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products which compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse impact on our business, operating results and financial condition.

    IF WE FAIL TO INTRODUCE NEW PRODUCTS AND ENHANCE OUR EXISTING PRODUCTS TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, DEMAND FOR OUR PRODUCTS MAY
DECLINE. The market for network management solutions is relatively new and is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, it could have a material adverse impact on our business, operating results and financial condition.

    OUR RELIANCE ON SOLE SOURCE SUPPLIERS COULD ADVERSELY IMPACT OUR
BUSINESS. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards, which are produced for us solely by SBS Technologies, Inc., SysKonnect, Inc., Adaptec, Inc, and JNI. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially adversely impact our business, operating results and financial condition.

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

    As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which could have a material adverse impact on our business, operating results and financial condition.

    THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH IN THE MARKET FOR AND THE COMMERCIAL ACCEPTANCE OF NETWORK MANAGEMENT SOLUTIONS. We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks. The market for network management solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to predict the appropriate features and prices for products to address the market, the optimal distribution strategy and the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated network management solutions, decide to invest in the management of their networks and, in particular, adopt our management solutions. Any failure of this market to continue to develop would materially adversely impact our business, operating results and financial condition. Businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to develop relationships with these service providers and successfully market our products to them.

    FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY IMPACT OUR BUSINESS. The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must enhance our financial information and accounting systems and controls, integrate new personnel and manage expanded operations. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, and our ability to retain key personnel, our business, operating results and financial condition could be materially adversely impacted.

    LOSS OF KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer and co-founder, and Narendra Popat, our Chairman of the Board and co-founder. We also depend on the ability of our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material adverse impact on our business, operating results and financial condition.

    WE MUST HIRE AND RETAIN SKILLED PERSONNEL. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. We have had difficulty hiring and retaining these highly skilled employees in the past. If we are unable to attract and retain the highly-skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material adverse impact on our business, operating results and financial condition.

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

    OTHERS MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS. We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. We expect that these claims could become more frequent as more companies enter the market for network and application infrastructure performance management solutions. Any of these claims or resulting events could have a material adverse impact on our business, operating results and financial condition.

    IF OUR PRODUCTS CONTAIN ERRORS, THEY MAY BE COSTLY TO CORRECT, REVENUE MAY BE DELAYED, WE COULD BE SUED AND OUR REPUTATION COULD BE HARMED. Despite testing by our customers and us, errors may be found in our products after commencement of commercial shipments. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fail, a customer may assert warranty and other claims for substantial damages against us. The occurrence or discovery of these types of errors or failures could have a material adverse impact on our business, operating results and financial condition.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for a significant percentage of our total revenue for the three months ended June 30, 2002 and 2001. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

    THE PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO MARKET VOLATILITY. The market price of our common stock has been highly volatile and has fluctuated significantly since the initial public offering of our common stock on August 12, 1999. The market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control. In addition, the market prices of securities of technology companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents.

    The Company's exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that although the Company currently has a $10.0 million line of credit with $3.2 million of letters of credit secured against it, it has no amounts outstanding under the line and no other outstanding interest-bearing debt. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended June 30, 2002. Currently, the Company does not engage in foreign currency hedging activities.

    Effective January 1, 2002 there is a single currency within certain countries of the European Union, known as the Euro, and one organization, the European Central Bank, responsible for setting European monetary policy. We have reviewed the impact the Euro has on our business and whether this gives rise to a need for significant changes in our commercial operations or treasury management functions. Because our transactions are largely denominated in U.S. dollars, we do not believe that the Euro conversion or any other currency exchange will have any material impact on our business, financial condition or results of operations.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Prior to the acquisition of NextPoint Networks, Inc. ("NextPoint"), a reseller of NextPoint filed an action against NextPoint alleging breach of contract. NextPoint denied the claim. An escrow balance was established at the time of the acquisition to account for potential losses related to this suit and this escrow balance significantly limited NetScout's exposure. NetScout recorded an accrual to account for any additional expenses. The matter was settled in January 2002. In May 2002, escrow funds were released and NetScout received the appropriate escrow balance to finalize this matter.

    In addition to the matter noted above, from time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a significant adverse impact on NetScout's financial position or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

       The following exhibits are filed as part of this report.

      Certification Pursuant to Section 906 of the SARBANES-OXLEY
99.1  ACT of 2002
      Certification Pursuant to Section 906 of the SARBANES-OXLEY
99.2  ACT of 2002

(b) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NETSCOUT SYSTEMS, INC.

Date: August 14, 2002                                  /s/ ANIL K. SINGHAL
                                                       ---------------------------------------------
                                                       Anil K. Singhal
                                                       President, Chief Executive Officer,
                                                       Treasurer and Director
                                                       (Principal Executive Officer)

Date: August 14, 2002                                  /s/ DAVID P. SOMMERS
                                                       ---------------------------------------------
                                                       David P. Sommers
                                                       Senior Vice President, General Operations and
                                                       Chief Financial Officer
                                                       (Principal Financial Officer)

Date: August 14, 2002                                  /s/ LISA A. FIORENTINO
                                                       ---------------------------------------------
                                                       Lisa A. Fiorentino
                                                       Vice President, Finance and Administration and
                                                       Chief Accounting Officer
                                                       (Principal Accounting Officer)