Form 10-Q
period 2002-09-30
NETSCOUT SYSTEMS INC
filed 2002-11-08
CIK 1078075

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                         Common Stock, $0.001 Par Value

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares outstanding of the registrant's common stock as of November 7, 2002 was 29,968,671.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETSCOUT SYSTEMS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................................................         3

    a.) Condensed Consolidated Balance Sheets:
      As of September 30, 2002 and March 31, 2002............................................................         3

    b.) Condensed Consolidated Statements of Operations:
       For the three and six months ended September 30, 2002 and September 30, 2001..........................         4

    c.) Condensed Consolidated Statements of Cash Flows:
      For the six months ended September 30, 2002 and September 30, 2001.....................................         5

    d.) Notes to the Condensed Consolidated Financial Statements.............................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................        27

Item 4.  Controls and Procedures.............................................................................        27

PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...........................................................        28

Item 4.  Submission of Matters to a Vote of Security Holders.................................................        28

Item 6.  Exhibits and Reports on Form 8-K....................................................................        29

SIGNATURES...................................................................................................        30

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.....................................        31

EXHIBIT INDEX................................................................................................        33

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2002          2002
                                                              -------------   ---------
                                        ASSETS
Current assets:
Cash and cash equivalents...................................    $ 26,921      $ 19,332
Marketable securities.......................................      37,978        44,849
Accounts receivable, net of allowance for doubtful accounts
  of $379 and $455 at September 30, 2002 and March 31, 2002,
  respectively..............................................      10,201        12,932
Inventories.................................................       3,098         3,698
Deferred income taxes.......................................       1,418         1,293
Prepaids and other current assets...........................       1,152         2,876
                                                                --------      --------
  Total current assets......................................      80,768        84,980
Fixed assets, net...........................................       7,889         8,628
Goodwill, net...............................................      28,839        28,770
Other intangible assets, net................................         816         1,429
Deferred income taxes.......................................       8,968         7,617
Long-term marketable securities                                    5,070         5,084
Other assets................................................          --           790
                                                                --------      --------
  Total assets..............................................    $132,350      $137,298
                                                                ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................    $  1,611      $  2,456
Accrued compensation........................................       3,825         5,775
Accrued other...............................................       2,211         2,715
Income taxes payable........................................         346           542
Deferred revenue............................................      12,350        13,103
                                                                --------      --------
  Total current liabilities.................................      20,343        24,591
                                                                --------      --------
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value:
  5,000,000 shares authorized; no shares issued or
  outstanding at September 30, 2002 and March 31, 2002......          --            --
Common stock, $0.001 par value:
  150,000,000 shares authorized; 34,052,551 and 33,787,262
  shares issued and 29,883,328 and 29,686,008 shares
  outstanding at September 30, 2002 and March 31, 2002,
  respectively..............................................          34            34
Additional paid-in capital                                       108,438       107,529
Deferred compensation.......................................        (258)       (1,063)
Treasury stock..............................................     (26,367)      (25,755)
Other comprehensive income..................................          55            --
Retained earnings...........................................      30,105        31,962
                                                                --------      --------
  Total stockholders' equity................................     112,007       112,707
                                                                --------      --------
  Total liabilities and stockholders'equity.................    $132,350      $137,298
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Revenue:
  Product.............................................  $10,511    $12,263    $20,832    $22,688
  Service.............................................    5,946      5,031     11,685      9,730
  License and royalty.................................    1,480      2,438      3,269      5,480
                                                        -------    -------    -------    -------
    Total revenue.....................................   17,937     19,732     35,786     37,898
                                                        -------    -------    -------    -------
Cost of revenue:
  Product.............................................    3,475      4,336      6,849      8,786
  Service (including stock-based compensation of $1,
    $2, $3 and $4, respectively)......................    1,160        870      2,134      1,787
                                                        -------    -------    -------    -------
    Total cost of revenue.............................    4,635      5,206      8,983     10,573
                                                        -------    -------    -------    -------
Gross margin..........................................   13,302     14,526     26,803     27,325
                                                        -------    -------    -------    -------
Operating expenses:
  Research and development (including stock-based
    compensation of $46, $549, $733 and $1,091,
    respectively).....................................    3,982      4,983      8,784      9,596
  Sales and marketing (including stock-based
    compensation of $16, $29, $37 and $58,
    respectively).....................................    8,316      8,487     16,787     17,577
  General and administrative (including stock-based
    compensation of $2, $2, $4 and $4,
    respectively).....................................    2,138      1,904      4,245      3,618
  Amortization of other intangible assets.............      272        359        544        718
  Amortization of goodwill............................       --      2,275         --      4,550
                                                        -------    -------    -------    -------
    Total operating expenses..........................   14,708     18,008     30,360     36,059
                                                        -------    -------    -------    -------
Loss from operations..................................   (1,406)    (3,482)    (3,557)    (8,734)
Interest income and other expenses, net...............      326        499        639      1,186
                                                        -------    -------    -------    -------
Loss before income tax benefit........................   (1,080)    (2,983)    (2,918)    (7,548)
Income tax benefit....................................     (370)       (38)    (1,061)      (465)
                                                        -------    -------    -------    -------
Net loss..............................................  $  (710)   $(2,945)   $(1,857)   $(7,083)
                                                        =======    =======    =======    =======
Basic and diluted net loss per share..................  $ (0.02)   $ (0.10)   $ (0.06)   $ (0.24)
Shares used in computing basic and diluted net loss
  per share...........................................   29,865     29,444     29,834     29,441

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (1,857)  $ (7,083)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
    Depreciation and amortization...........................     1,807      2,311
    Amortization of goodwill and other intangible assets....       544      5,268
    Loss on disposal of fixed assets........................        18         37
    Loss on impairment of note receivable...................     1,019         --
    Compensation expense associated with equity awards......       777      1,157
    Deferred income taxes...................................    (1,177)      (523)
    Changes in assets and liabilities:
      Accounts receivable, net..............................     2,731      1,343
      Inventories...........................................       600      2,156
      Refundable income taxes...............................        --        (59)
      Prepaids and other current assets.....................       883       (638)
      Accounts payable......................................      (845)      (922)
      Accrued compensation and other expenses...............    (2,454)      (339)
      Income taxes payable..................................      (196)        --
      Deferred revenue......................................      (753)      (162)
                                                              --------   --------
    Net cash provided by operating activities...............     1,097      2,546
                                                              --------   --------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (33,899)   (25,202)
  Proceeds from maturity of marketable securities...........    40,839     10,100
  Purchase of fixed assets..................................    (1,086)    (3,774)
                                                              --------   --------
    Net cash provided by (used in) investing activities.....     5,854    (18,876)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       638        129
  Purchase of treasury stock................................        --       (444)
                                                              --------   --------
    Net cash provided by (used in) financing activities.....       638       (315)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     7,589    (16,645)
Cash and cash equivalents, beginning of year................    19,332     56,372
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 26,921   $ 39,727
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     16   $      1
  Cash paid for income taxes................................  $    318   $    140
Non-cash investing and financing activities:
  Tax benefits of disqualifying dispositions of stock
    options.................................................  $    299   $     32
  Release of common shares held in escrow in connection with
    the NextPoint acquisition...............................       612         --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2002 and for the three and six months ended September 30, 2002 and 2001, respectively, have been prepared by NetScout Systems, Inc. in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been considered or omitted pursuant to such regulations. In the opinion of NetScout's management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results of operations for the year ending March 31, 2003. The balance sheet at March 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

    Cash, cash equivalents and marketable securities consist of the following:

                                                        SEPTEMBER 30,   MARCH 31,
                                                            2002          2002
                                                        -------------   ---------
Cash..................................................     $11,560       $12,493
Cash equivalents......................................      15,361         6,839
Marketable securities--short-term.....................      37,978        44,849
Marketable securities--long-term......................       5,070         5,084
                                                           -------       -------
                                                           $69,969       $69,265
                                                           =======       =======

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS
No. 115, NetScout has classified its investments as "available-for-sale" and associated unrealized gains or losses are recorded as a separate component of stockholders' equity

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED) until realized. At September 30, 2002, an unrealized gain of $55 was recorded as other comprehensive income (Note 8).

3. INVENTORIES

    Inventories consist of the following:

                                                        SEPTEMBER 30,   MARCH 31,
                                                            2002          2002
                                                        -------------   ---------
Raw materials.........................................     $1,840        $3,108
Work-in-process.......................................        217            --
Finished goods........................................      1,041           590
                                                           ------        ------
                                                           $3,098        $3,698
                                                           ======        ======

4. LONG-LIVED ASSETS

    GOODWILL AND OTHER INTANGIBLE ASSETS

    NetScout adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in April 2002. Prior to the adoption of SFAS No. 142, the net carrying amount of goodwill was $28,770. In accordance with the provisions of SFAS No. 142, NetScout reclassified its assembled workforce intangible net asset of $69 to goodwill. NetScout concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of April 1, 2002. The fair value of the reporting unit was determined using NetScout's market capitalization as of April 1, 2002. As of April 1, 2002, the fair value of NetScout exceeded the carrying value of its net assets in the reporting unit, including goodwill, and accordingly, NetScout concluded no impairment existed as of that date. NetScout will perform a test of impairment of goodwill annually or when changes in events or circumstances indicate that an impairment test is required.

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

4. LONG-LIVED ASSETS (CONTINUED)
    The following table summarizes other intangible assets:

                                                      SEPTEMBER 30, 2002
                                         --------------------------------------------
                                         GROSS CARRYING   ACCUMULATED    NET CARRYING
                                             AMOUNT       AMORTIZATION      AMOUNT
                                         --------------   ------------   ------------
Completed technology...................      $2,166          $1,625          $541
Customer base..........................       1,100             825           275
                                             ------          ------          ----
                                             $3,266          $2,450          $816
                                             ======          ======          ====

                                                        MARCH 31, 2002
                                         --------------------------------------------
                                         GROSS CARRYING   ACCUMULATED    NET CARRYING
                                             AMOUNT       AMORTIZATION      AMOUNT
                                         --------------   ------------   ------------
Completed technology...................      $2,166          $1,264         $  902
Customer base..........................       1,100             642            458
Assembled workforce....................         700             631             69
                                             ------          ------         ------
                                             $3,966          $2,537         $1,429
                                             ======          ======         ======

    Estimated amortization expense for the fiscal years 2003 and 2004 is $1,088 and $272, respectively.

    The following table presents a reconciliation of net loss and net loss per share adjusted for the exclusion of goodwill and assembled workforce amortization:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2002       2001       2002       2001
                                        --------   --------   --------   --------
Reported net loss.....................   ($ 710)   ($2,945)   ($1,857)   ($7,083)
Add: goodwill amortization............       --      2,275         --      4,550
Add: assembled workforce
  amortization........................       --         88         --        175
                                         ------    -------    -------    -------
Adjusted net loss.....................   ($ 710)   ($  582)   ($1,857)   ($2,358)
                                         ======    =======    =======    =======
Reported basic and diluted net loss
  per share...........................   ($0.02)   ($ 0.10)   ($ 0.06)   ($ 0.24)
Add: goodwill amortization............       --       0.08         --       0.15
Add: assembled workforce
  amortization........................       --         --         --       0.01
                                         ------    -------    -------    -------
Adjusted basic and diluted net loss
  per share...........................   ($0.02)   ($ 0.02)   ($ 0.06)   ($ 0.08)
                                         ======    =======    =======    =======

    NOTE RECEIVABLE

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, NetScout recorded $472 and $547 of impairment charges for the three months ended June 30, 2002 and September 30, 2002, respectively, related to a long-term note receivable. These impairment charges are

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

4. LONG-LIVED ASSETS (CONTINUED)
based on management's assessments of the collectability of this note receivable. At September 30, 2002, we concluded that this asset was fully impaired.

5. TREASURY STOCK

    On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout's stock repurchase program may be made from time to time without prior notice. As of March 31, 2002, NetScout had repurchased 124 shares under this program. No shares have been repurchased by the Company during the six months ended September 30, 2002.

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

7. COMPUTATION OF NET LOSS PER SHARE

    The following table sets forth common stock excluded from the calculation of diluted net loss per share since the inclusion would be antidilutive:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2002       2001       2002       2001
                                        --------   --------   --------   --------
Stock options.........................   4,537      4,107      4,537      3,489
Restricted common stock...............      --        110         --        126
                                         -----      -----      -----      -----
                                         4,537      4,217      4,537      3,615
                                         =====      =====      =====      =====

8. OTHER COMPREHENSIVE INCOME

    Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Other comprehensive income for the three and six months ended September 30, 2002 was $55, related to unrealized gains on marketable securities.

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

9. INCOME TAX BENEFIT

    For the six months ended September 30, 2002, we estimated the income tax benefit utilizing an estimated annual effective tax rate for the fiscal year ended March 31, 2003, representing the statutory tax rate adjusted primarily for non-deductible stock-based compensation and amortization of other intangible assets. NetScout's projected annual effective tax rate increased to a benefit of 36% in fiscal 2003 from a benefit of 8% in fiscal 2002, which was primarily impacted by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, which causes goodwill and the un-amortized assembled workforce intangible asset to be no longer subject to amortization.

10. GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows:

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            2002       2001       2002       2001
                                          --------   --------   --------   --------
North America...........................  $15,602    $17,936    $30,157    $34,254
Europe--Middle East--Africa.............    1,820      1,460      4,210      2,722
Asia--Pacific...........................      515        336      1,419        922
                                          -------    -------    -------    -------
                                          $17,937    $19,732    $35,786    $37,898
                                          =======    =======    =======    =======

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

11. SUBSEQUENT EVENT

    On October 28, 2002, our Board of Directors approved that an offer be made to exchange options to purchase shares of our common stock with an exercise price of at least $10.00 per share for new options we will grant on a date no earlier than six months and one day after we accept the options in the exchange. Other than the Chief Executive Officer and the Chairman of the Board of Directors of NetScout, all employees of NetScout and its subsidiaries holding eligible options can participate in this offer to exchange. Directors and consultants of NetScout are also not eligible to participate in this offer to exchange.

    We will file a Schedule TO with the SEC on or about November 8, 2002 that will contain the terms of the offer to exchange.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain

                             NETSCOUT SYSTEMS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS
No. 142 was adopted by us in the first quarter of our fiscal year ending
March 31, 2003 (Note 4). On April 1, 2002, NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in April 2003. SFAS No. 143 addresses the financial reporting for obligations and retirement costs relating to the retirement of tangible long-lived assets. NetScout does not currently expect that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective March 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." For the three and six months ended September 30, 2002, NetScout applied the provisions of SFAS No. 144 to a long-term note receivable balance (Note 4).

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." NetScout does not currently expect that the adoption of SFAS No. 146 will have a significant impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

    In addition to the other information in this report, the following Management's Discussion and Analysis should be considered carefully in evaluating NetScout and our business. This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Affect Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

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

CRITICAL ACCOUNTING POLICIES

    NetScout considers accounting policies related to revenue recognition accounts receivable and allowance for doubtful accounts, valuation of inventories and valuation of long-lived assets to be critical in fully understanding and evaluating our financial results.

REVENUE RECOGNITION

    Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which are based upon our return policy, sales agreements, estimates of potential future product returns related to current period revenue, current economic trends, changes in our customer composition and historical experience. If these accounting judgments and estimates relating to product returns prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

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

    For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor-objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor-objective evidence of fair value is based on the price customers pay when the element is sold separately.

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

    Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 56% and 65% of total revenue for the three months ended September 30, 2002 and 2001, respectively, and 54% and 67% of total revenue for the six months ended September 30, 2002 and 2001, respectively, compared to 51% and 69% of total revenue for the three months ended June 30, 2002 and 2001, respectively. Total revenue generated from Cisco Systems, Inc. represented 11% and 40% of our total revenue for the three months ended September 30, 2002 and 2001, respectively, and 13% and 46% of our total revenue for the six months ended September 30, 2002 and 2001, respectively. We have completed the transition of Cisco customers who are actively purchasing our products through either a direct or other reseller relationships with NetScout. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the three or six months ended September 30, 2002 and 2001.

    In the past, Cisco resold our probes to customers under their private label. As of July 28, 2001, Cisco no longer marketed or sold NetScout probes under their private label, however, they continued to place their backlog orders with us through December 31, 2001. Additionally, Cisco continues to incorporate components of our software technology into their products. On August 1, 2002, we amended our agreement with Cisco regarding the incorporation of our software into Cisco's products to extend the term of the agreement until November 1, 2003 with automatic renewals for 18 month periods, subject to certain conditions.

    Revenue from sales outside North America represented 13% and 9% of our total revenue for the three months ended September 30, 2002 and 2001, respectively, and 16% and 10% of our total revenue for the six months ended September 30, 2002 and 2001, respectively. Sales outside North America are primarily due to indirect channel partners, who are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations, however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Accounts receivable is reduced by an allowance for doubtful accounts. Our normal payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At September 30, 2002 and 2001, no customer accounted for 10% or more of our accounts receivable. Historically, we have not experienced any significant nonperformance by our customers nor do we anticipate nonperformance by our customers in the future and, accordingly, we do not require collateral from our customers. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations when evaluating the adequacy of the allowance
for doubtful accounts.   Significant management judgments and estimates are made
when establishing the allowance for doubtful accounts. If these accounting judgments and estimates relating to the allowance for doubtful accounts prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

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

    Inventories are reduced by a reserve for obsolete and excess inventory. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. Significant judgments and estimates must be made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates relating to obsolete and excess inventory prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

VALUATION OF LONG-LIVED ASSETS

    NetScout regularly performs reviews of the carrying value of our long-lived assets, consisting of fixed assets, goodwill and other intangible assets and other assets, to determine if any impairment is present. Items that could trigger impairment include, but are not limited to, current economic trends, customer buying patterns, customer credit-worthiness and expected revenue projections, significant under performance of product demand relative to historical product demand, significant negative industry or economic trends, significant decline in our stock price for a sustained period and significant decline in our technological value compared to the market. In accordance with SFAS No. 144, we recorded $1.0 million of impairment charges during the six months ended September 30, 2002, related to a long-term note receivable, which was fully impaired.

    Significant management judgments and estimates must be made when establishing criteria for future cash flows and assessing impairment. If our judgments and estimates relating to long-lived assets prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially adversely impacted. Likewise, if a future event or circumstance indicates that an impairment assessment is required and, through the performance of that assessment, an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

    RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

                             NETSCOUT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                          PERCENTAGES OF TOTAL REVENUE

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Revenue:
  Product.............................................    58.6%      62.1%      58.2%      59.9%
  Service.............................................    33.1       25.5       32.7       25.7
  License and royalty.................................     8.3       12.4        9.1       14.4
                                                         -----      -----      -----      -----
    Total revenue.....................................   100.0      100.0      100.0      100.0
                                                         -----      -----      -----      -----
Cost of revenue:
  Product.............................................    19.4       22.0       19.1       23.2
  Service.............................................     6.4        4.4        6.0        4.7
                                                         -----      -----      -----      -----
    Total cost of revenue.............................    25.8       26.4       25.1       27.9
                                                         -----      -----      -----      -----
Gross margin..........................................    74.2       73.6       74.9       72.1
                                                         -----      -----      -----      -----
Operating expenses:
  Research and development............................    22.2       25.3       24.5       25.3
  Sales and marketing.................................    46.4       43.0       46.9       46.4
  General and administrative..........................    11.9        9.6       11.9        9.5
  Amortization of other intangible assets.............     1.5        1.8        1.5        1.9
  Amortization of goodwill............................      --       11.5         --       12.0
                                                         -----      -----      -----      -----
    Total operating expenses..........................    82.0       91.2       84.8       95.1
                                                         -----      -----      -----      -----
Loss from operations..................................    (7.8)     (17.6)      (9.9)     (23.0)
Interest income and other expenses, net...............     1.8        2.5        1.7        3.1
                                                         -----      -----      -----      -----
Loss before income tax benefit........................    (6.0)     (15.1)      (8.2)     (19.9)
Income tax benefit....................................    (2.0)      (0.2)      (3.0)      (1.2)
                                                         -----      -----      -----      -----
Net loss..............................................    (4.0)%    (14.9)%     (5.2)%    (18.7)%
                                                         =====      =====      =====      =====

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUE

    Total revenues were $17.9 million and $19.7 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 9% from 2001 to 2002.

    PRODUCT. Product revenues were $10.5 million and $12.3 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 14% from 2001 to 2002. This decrease was primarily due to a 37% decrease in unit sales, which was attributable to the continued slowdown in network management capital spending in many large enterprises as a result of the economic downturn, partially offset by an increase in the average selling price of approximately 36% attributable to the increased sales of our higher speed probes. We expect the current challenging market as a result of network management capital spending controls in the U.S. and abroad and the current economic downturn will have an impact on our future product revenue results which can not be quantified at this time.

    SERVICE. Service revenues were $5.9 million and $5.0 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of 18% from 2001 to 2002. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated in recent reporting periods combined with continued renewals of customer support agreements from our continually expanding installed base. We anticipate that we will continue to increase our service revenue in future quarters as our current installed base continues to expand.

    LICENSE AND ROYALTY. License and royalty revenues were $1.5 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 39% from 2001 to 2002. This decrease is primarily due to a reduction in Cisco reported unit volume of Cisco products which incorporate our software. We anticipate a continued decrease in our license and royalty revenues due to our decreased focus on royalty partnerships in favor of a concentration on partnerships that more closely complement our current product strategies.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $3.5 million and $4.3 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 20% from 2001 to 2002. This decrease corresponds with the 37% decrease in unit sales attributable to the overall current slowdown in network management capital spending in many large enterprises as a result of the economic downturn, as well as a decrease in our fixed manufacturing costs. Product gross margins were 67% and 65% for the three months ended September 30, 2002 and 2001, respectively. This increase in gross margin percentage was primarily due to an increase of approximately 36% in average selling price per unit partially offset by a 28% increase in average cost per unit and an increase in direct sales, which traditionally have higher margins.

    SERVICE. Cost of service revenue consists primarily of personnel costs, material and consulting costs. Cost of service revenues were $1.2 million and $870,000 for the three months ended September 30, 2002 and 2001, respectively, representing an increase of 33% from 2001 to 2002. Service gross margins were 81% and 83% for the three months ended September 30, 2002 and 2001, respectively. This increase in cost and decrease in gross margin percentage was primarily due to increases in our personnel and related travel costs.

    Gross margins were $13.3 million and $14.5 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 8% from 2001 to 2002. Gross margin percentage was 74% for the three months ended September 30, 2002 and 2001. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to indirect distribution channel sales. The fact that gross margin percentage remained constant was primarily due to the increased product margin percentage. This increased product gross margin percentage mainly resulted from an increase of approximately 36% in average selling price per unit and an increase in direct sales, which historically have higher gross margins, partially offset by a 28% increase in average cost per unit and by decreased license and royalty revenue margin contribution.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $4.0 million and $5.0 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 20% from 2001 to 2002. This decrease was primarily due to a 92% decrease in stock-based compensation charges related to the NextPoint acquisition from 2001 to 2002, an 82% decrease in non-recurring engineering charges due to the timing of various projects from 2001 to 2002 and a 9% decrease in personnel costs. We anticipate that sequentially we will increase research and development expenses in absolute dollars as we invest in new product development.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising, and new product launch activities. Sales and marketing expenses were $8.3 million and $8.5 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 2% from 2001 to 2002. This decrease was primarily due to a 37% decrease in spending on marketing programs from 2001 to 2002 and a 5% decrease in sales travel from 2001 to 2002 both due to short term cost containment measures that we have implemented during this current economic downturn. We anticipate that we will commit additional resources to sales and marketing in the future and that sales and marketing expenses will increase in absolute dollars sequentially as we continue our effort to promote revenue growth and NetScout name recognition.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees. General and administrative expenses were $2.1 million and $1.9 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of 12% from 2001 to 2002. This increase was primarily due to an impairment charge of $547,000 on a long-term note receivable balance offset by decreases in various general and administrative expenses including personnel, accounting services and investor relations expenses. We anticipate that we will decrease general and administrative expenses in absolute dollars sequentially in the absence of the long-term note receivable impairment charge and as we continue to maintain spending controls during the current economic downturn. We will continue to monitor the economic situation and re-evaluate spending once the economy improves.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. Amortization of other intangible assets was $272,000 and $359,000 for the three months ended September 30, 2002 and 2001, respectively, due to the acquisition of NextPoint. We anticipate that we will continue to amortize other intangible assets at the current rate of $272,000 per quarter until fully amortized.

    AMORTIZATION OF GOODWILL. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. Amortization of goodwill was $2.3 million for the three months ended
September 30, 2001, due to the acquisition of NextPoint.

    INTEREST INCOME AND OTHER EXPENSES, NET. Interest income, net of interest and other expenses, was $326,000 and $499,000 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 35% from 2001 to 2002. This decrease was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

    INCOME TAX BENEFIT. The income tax benefit was $370,000 and $38,000 for the three months ended September 30, 2002 and 2001, respectively. NetScout's projected annual effective tax rate increased to a benefit of 36% in fiscal 2003 from a benefit of 8% in fiscal 2002, which was primarily impacted by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, which causes goodwill and the un-amortized assembled workforce intangible asset to be no longer subject to amortization.

    NET LOSS. Net loss was $710,000 and $2.9 million for the three months ended September 30, 2002 and 2001, respectively, representing a 76% improvement from 2001 to 2002. The decrease in net loss year over year was mainly attributable to the decrease in the amortization of goodwill and other intangible assets from an aggregate of $2.6 million to an aggregate of $272,000 for the three months ended September 30, 2001 and 2002, respectively. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. The pro forma net income (loss) was ($373,000) and $271,000 for the three months ended September 30, 2002 and 2001, respectively, when excluding the non-cash amortization of goodwill and other intangible assets of $272,000 and $2.6 million and stock-based compensation of $65,000 and $582,000 for the three months ended September 30, 2002 and 2001, respectively. This increase in net loss is primarily attributable to the reduction in gross margin dollars due to decreased revenue attributable to the current economic downturn and the impairment charge of a long-term note receivable, offset by reductions in other operating expenses due to tight spending controls and an increased tax benefit due to lower projected taxable income for the year ended March 31, 2003.

SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUE

    Total revenues were $35.8 million and $37.9 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of 6% from 2001 to 2002.

    PRODUCT. Product revenues were $20.8 million and $22.7 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of 8% from 2001 to 2002. This decrease was primarily due a 35% decrease in unit sales, which was attributable to the continued slowdown in network management capital spending in many large enterprises as a result of the economic downturn, offset by an increase in the average selling price of approximately 38% attributable to the increased sale of our higher-end probes. We expect the current challenging market as a result of network management capital spending controls in the U.S. and abroad and the current economic downturn will have an impact on our future product revenue results which can not be quantified at this time.

    SERVICE. Service revenues were $11.7 million and $9.7 million for the six months ended September 30, 2002 and 2001, respectively, representing an increase of 20% from 2001 to 2002. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated in recent reporting periods combined with continued renewals of customer support agreements from our continually-expanding installed base. We anticipate that we will continue to increase our service revenue in future quarters as our current installed base continues to expand.

    LICENSE AND ROYALTY. License and royalty revenues were $3.3 million and $5.5 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of 40% from 2001 to 2002. This decrease is primarily due to a reduction in Cisco reported unit volume of the products which incorporate some of our software. We anticipate a continued decrease in our license and royalty revenues due to our decreased focus on royalty partnerships in favor of a concentration on partnerships that more closely complement our current product strategies.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue was $6.8 million and $8.8 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of 22% from 2001 to 2002. This decrease corresponds with the 35% decrease in unit sales attributable to the overall current slowdown in network management capital spending in many large enterprises as a result of the economic downturn, as well as decreases in fixed manufacturing costs. Product gross margins were 67% and 61% for the six months ended September 30, 2002 and 2001, respectively. The increase in gross margin percentage was primarily due to an increase of approximately 38% in average selling price per unit, partially offset by a 21% increase in average cost per unit relating to the sale of higher speed probes and an increase in direct sales, which traditionally have higher margins.

    SERVICE. Cost of service revenues were $2.1 million and $1.8 million for the six months ended September 30, 2002 and 2001, respectively, representing an increase of 19% from 2001 to 2002. Service gross margins were 82% for the six months ended September 30, 2002 and 2001. This increase in cost was primarily due to an increase in our personnel costs. While cost of service revenue increased by 19%, service revenue increased by 20%, thereby resulting in an unchanged service gross margin percentage.

    Gross margins were $26.8 million and $27.3 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of 2% from 2001 to 2002. Gross margin percentage was 75% and 72% for the six months ended September 30, 2002 and 2001, respectively. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to indirect distribution channel sales. The increase in gross margin percentage was primarily due to the increased product margin percentage. The increased product margin percentage mainly resulted from an increase of approximately 38% in the average selling price per unit partially offset by a 28% increase in average cost per unit and an increase in direct sales which traditionally have higher margins. This was offset by decreased license and royalty revenue margin contribution.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $8.8 million and $9.6 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of 8% from 2001 to 2002. This decrease was primarily due to a 33% decrease in stock-based compensation charges related to the NextPoint acquisition from 2001 to 2002, a 5% decrease in personnel costs from 2001 to 2002, and a significant decrease in non-recurring engineering charges. We anticipate that sequentially we will increase research and development expenses in absolute dollars as we invest in new product development.

    SALES AND MARKETING. Sales and marketing expenses were $16.8 million and $17.6 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of 4% from 2001 to 2002. This decrease was primarily due to a 68% decrease in marketing programs spending and a 9% decrease in sales travel, office and meeting expenses due to cost containment measures that we have implemented during this current economic downturn, from 2001 to 2002, offset by a 6% increase in personnel expense. We anticipate that we will commit additional resources to sales and marketing in the future and that sales and marketing expenses will increase in absolute dollars sequentially as we continue our effort to promote revenue growth and NetScout name recognition.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.2 million and $3.6 million for the six months ended September 30, 2002 and 2001, respectively, representing an increase of 17% from 2001 to 2002. This increase was primarily due to an impairment of $1.0 million on a long-term note receivable partially offset by decreased spending for investor relations and accounting services. We anticipate that we will decrease general and administrative expenses in absolute dollars sequentially in the absence of the long-term note receivable impairment charge and as we continue to maintain spending controls during the current economic downturn. We will continue to monitor the economic situation and re-evaluate spending once the economy improves.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. Amortization of other intangible assets was $544,000 and $718,000 for the six months ended September 30, 2002 and 2001, respectively, due to the acquisition of NextPoint. We anticipate that we will continue to amortize other intangible assets at the current rate of $272,000 per quarter until fully amortized.

    AMORTIZATION OF GOODWILL. Amortization of goodwill was $4.6 million for the six months ended September 30, 2001. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization.

    INTEREST INCOME AND OTHER EXPENSES, NET. Interest income, net of interest and other expenses, was $639,000 and $1.2 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of 46% from 2001 to 2002. This decrease was primarily due to lower market interest rates on cash and cash equivalents and marketable securities.

    INCOME TAX BENEFIT. The income tax benefit was $1.1 million and $465,000 for the six months ended September 30, 2002 and 2001, respectively. NetScout's projected annual effective tax rate increased to a benefit of 36% in fiscal 2003 from a benefit of 8% in fiscal 2002, which was primarily impacted by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, which cause goodwill and the un-amortized assembled workforce intangible asset to be no longer subject to amortization.

    NET LOSS. Net loss was $1.9 million and $7.1 million for the six months ended September 30, 2002 and 2001, respectively, representing a 74% improvement. The decrease in net loss year over year was mainly attributable to the decrease in the amortization of goodwill and other intangible assets from $5.3 million to $544,000 for the six months ended September 30, 2001 and 2002, respectively. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. The pro forma net loss was $536,000 and $658,000 for the six months ended September 30, 2002 and 2001, respectively, when excluding the non-cash amortization of goodwill and other intangible assets of $544,000 and $5.3 million and stock-based compensation of $777,000 and $1.2 million for the six months ended September 30, 2002 and 2001, respectively. This decrease in net loss is primarily attributable to reductions in operating expenses due to tight spending controls and an increased tax benefit due to lower projected taxable income for the year ended March 31, 2003 offset by the decrease in gross margin dollars due to the decreased revenue attributable to the current economic downturn and the impairment charge of a long-term note receivable.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2002, we had $26.9 million in cash and cash equivalents, $38.0 million in short-term marketable securities and $5.1 million in long-term marketable securities, together totaling to $70.0 million. We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2003 and we intend to renew upon its expiration. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. As of September 30, 2002, we had letters of credit outstanding under the line aggregating $3.2 million. The bank line of credit is secured by our inventory and accounts receivable.

    Cash provided by operating activities was $1.1 million and $2.5 million for the six months ended September 30, 2002 and 2001, respectively. In the six months ended September 30, 2002, cash provided by operating activities was primarily derived from decreases in accounts receivable, prepaid and other current assets, and inventories, and increases in depreciation and amortization, compensation expense associated with equity awards, and the impairment of a long-term note receivable. This was partially offset by a net loss, decreases in accounts payable and accrued compensation and other expenses and an increase in deferred income taxes. In the six months ended September 30, 2001, cash provided by operating activities was primarily derived from a decrease in inventories and accounts receivable, and an increase in depreciation and amortization and amortization of goodwill and other intangible assets and stock-based compensation expense associated with equity awards. This was partially offset by a net loss, decreases in accounts payable, accrued compensation and other expenses and an increase in prepaid and other current assets.

    Cash provided by (used in) investing activities was $5.9 million and ($18.9) million for the six months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002, cash provided by investing activities reflects the proceeds from the maturity of marketable securities offset by the purchase of marketable securities and the purchase of fixed assets. For the six months ended September 30, 2001, net cash used was primarily due to the purchase of marketable securities and fixed assets offset by the proceeds from the maturity of marketable securities.

    Cash provided by (used in) financing activities was $637,000 and ($315,000) for the six months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan. For the six months ended September 30, 2001, cash used in financing activities was primarily due to a stock repurchase program, slightly offset by proceeds from the issuance of common stock in connection with the exercise of stock options. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of its outstanding common stock, subject to market conditions and other factors. NetScout purchased 124,000 shares as of September 30, 2002. Cash to be used under this program is undeterminable at this point in time.

    We believe that our current cash balances and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our product were to decrease substantially there could be a material impact on our ability to generate cash flow sufficient for our short-term working capital and expenditure needs. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 was adopted by us in the first quarter of our fiscal year ending March 31, 2003. On April 1, 2002, NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in April 2003. SFAS No. 143 addresses the financial reporting for obligations and retirement costs relating to the retirement of tangible long-lived assets. NetScout does not currently expect that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective March 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." For the three and six months ended September 30, 2002, NetScout applied the provisions of SFAS No. 144 to a long-term note receivable balance.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." NetScout does not currently expect that the adoption of SFAS No. 146 will have a significant impact on its consolidated financial statements.

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

    A REDUCTION IN ORDERS FROM CUSTOMERS OF CISCO SYSTEMS, INC. COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS. Although Cisco continues to incorporate some of our software into their products, as of July 28, 2001, Cisco no longer sold our probes to third parties under its private label. Cisco did, however, continue to place their backlog orders with us through December 31, 2001. By selling our probes under their private label, Cisco accounted for 22% of our total revenue for the three months ended September 30, 2001 and 26% of our total revenue for the six months ended September 30, 2001. We now sell to those Cisco customers who are actively purchasing our product, both directly or through indirect channel partners, but if we are unable to continue to sell our products directly or through indirect channel partners to customers of Cisco in the future, our business, operating results and financial condition could be materially adversely impacted.

    A TERMINATION OF OUR STRATEGIC RELATIONSHIP WITH CISCO MAY MATERIALLY ADVERSELY IMPACT OUR BUSINESS. Cisco incorporates some of our software in their products and provides license and royalty revenue to NetScout. License and royalty revenue and service revenue from Cisco accounted for 11% and 18% of our total revenue for the three months ended September 30, 2002 and 2001, respectively and 13% and 20% of our total revenue for the six months ended September 30, 2002 and 2001, respectively. Cisco may decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated for any reason, our business, operating results and financial condition could be materially adversely impacted.

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

    - our prices or the prices of our competitors' products may change; and

    - continuation or worsening of the current economic slowdown and the occurrence of unforeseeable events, such as the tragic events of September 11, 2001, which contribute to such slowdowns.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE INDIRECT DISTRIBUTION
CHANNELS. Sales to our indirect distribution channels accounted for 56% and 65% of our total revenue for the three months ended September 30, 2002 and 2001, respectively and 54% and 67% of our total revenue for the six months ended September 30, 2002 and 2001, respectively, compared to 51% and 69% of total revenue for the three months ended June 30, 2002 and 2001, respectively. While Cisco no longer resold our probes as of July 28, 2001, they did continue to place backlog orders with us through December 31, 2001 and they continue to incorporate some of our software in their products. Cisco accounted for 11% and 40% of our total revenue for the three months ended September 30, 2002 and 2001, respectively and 13% and 46% of our total revenue for the six months ended September 30, 2002 and 2001, respectively. During the past 15 months we have worked to transition a large portion of our sales efforts from support of the Cisco distribution channel to the development of more of our own direct sales and other indirect distribution channels. To increase our sales going forward, we need to continue to grow our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse impact on our business, operating results and financial condition.

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

    OUR RELIANCE ON SOLE SOURCE SUPPLIERS COULD ADVERSELY IMPACT OUR
BUSINESS. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards, which are produced for us solely by SBS Technologies, Inc., SysKonnect, Inc., Adaptec, Inc., and JNI. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially adversely impact our business, operating results and financial condition.

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

    THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH IN THE MARKET FOR AND THE COMMERCIAL ACCEPTANCE OF NETWORK MANAGEMENT SOLUTIONS. We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks. The market for network management solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to predict the appropriate features and prices for products to address the market, the optimal distribution strategy and the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated network management solutions, decide to invest in the management of their networks and, in particular, adopt our management solutions. Any failure of this market to continue to develop would materially adversely impact our business, operating results and financial condition. Businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

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

    OTHERS MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS. We may be subject to claims by others that our products infringe on their intellectual property rights, patents, copyrights or trademarks. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. We expect that these claims could become more frequent as more companies enter the market for network and application infrastructure performance management solutions. Any of these claims or resulting events could have a material adverse impact on our business, operating results and financial condition.

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for 13% and 9% of our total revenue for the three months ended September 30, 2002 and 2001, respectively, and 16% and 10% of our total revenue for the six months ended September 30, 2002 and 2001, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

    THE PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO MARKET VOLATILITY. The market price of our common stock has been highly volatile and has fluctuated significantly since the initial public offering of our common stock on August 12, 1999. The market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control. Trading activity of our stock tends to be minimal as a result of officers and directors and their affiliates holding a significant percentage of our stock. In addition, the market prices of securities of technology companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. NetScout's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents. NetScout's exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that although we currently have a $10.0 million line of credit with $3.2 million of letters of credit secured against it, we have no amounts outstanding under the line and no other outstanding interest-bearing debt.

    NetScout's exposure to currency exchange rate fluctuations has been limited. All revenue transactions are completed in U.S. dollars. NetScout does pay for certain operating expenses such as foreign payroll, rent and office expense in foreign currency and, therefore currency exchange rate fluctuations could have a material adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations is recorded in the period incurred.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

    The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

    There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

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

    Upon the exercise of the over-allotment option by the underwriters, certain selling security holders sold 450,000 shares of common stock for net proceeds of approximately $4.6 million after deducting underwriting discounts and commissions.

    Approximately $23.3 million of the proceeds from our initial public offering were used in the acquisition of NextPoint. The balance of proceeds has been invested primarily in U.S. Treasury obligations and other interest-bearing investment grade securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At NetScout's annual meeting of stockholders held September 20, 2002, NetScout's stockholders took the following actions:

(1) NetScout stockholders elected Narendra V. Popat and Joseph G. Hadzima, Jr., both Class III directors, to a three-year term expiring at NetScout's annual meeting of stockholders in 2005 or until each director's respective successor has been duly elected and qualified or until each director's early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2002 annual meeting. With respect to Mr. Popat, the votes were cast as follows: 26,716,660 shares of common stock voted for the election of Mr. Popat; and 1,270,702 shares of common stock were withheld as to the election of Mr. Popat. With respect to the election of Mr. Hadzima, the votes were cast as follows: 27,772,513 shares of common stock voted for the election of Mr. Hadzima; and 214,849 shares of common stock were withheld as to the election of Mr. Hadzima.

(2) NetScout's stockholders ratified the selection of the firm of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the fiscal year ending March 31, 2003. With respect to such matter, the votes were cast as follows: 25,986,736 shares of common stock voted for the proposal; 1,995,826 shares of common stock voted against the proposal; and 4,800 shares of common stock abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following exhibits are filed as part of this report:

                   10   Amendment No. 7 effective as of August 1, 2002 to Private
                        Label Agreement and Project Development and License
                        Agreement between Cisco Systems, Inc. and NetScout (filed as
                        Exhibit 10 to NetScout's Current Report on Form 8-K dated
                        August 1, 2002 and incorporated herein by reference)*
                 99.1   Certification Pursuant to Section 906 of the SARBANES-OXLEY
                        ACT of 2002
                 99.2   Certification Pursuant to Section 906 of the SARBANES-OXLEY
                        ACT of 2002

------------------------

    * Confidential treatment requested pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

(b) NetScout did not file any reports on Form 8-K during the quarterly period ended September 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NETSCOUT SYSTEMS, INC.

Date: November 8, 2002                         By:                 /s/ ANIL K. SINGHAL
                                                    ------------------------------------------------
                                                                     Anil K. Singhal
                                                    PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER AND
                                                         DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Date: November 8, 2002                         By:                /s/ DAVID P. SOMMERS
                                                    ------------------------------------------------
                                                                    David P. Sommers
                                                      SENIOR VICE PRESIDENT, GENERAL OPERATIONS AND
                                                      CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                                        OFFICER)

Date: November 8, 2002                         By:               /s/ LISA A. FIORENTINO
                                                    ------------------------------------------------
                                                                   Lisa A. Fiorentino
                                                     VICE PRESIDENT, FINANCE AND ADMINISTRATION AND
                                                     CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING
                                                                        OFFICER)

I, Anil K. Singhal, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of NetScout
    Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                         By:                 /s/ ANIL K. SINGHAL
                                                    ------------------------------------------------
                                                                     Anil K. Singhal
                                                    PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER AND
                                                         DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

I, David P. Sommers, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of NetScout
    Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                         By:                /s/ DAVID P. SOMMERS
                                                    ------------------------------------------------
                                                                    David P. Sommers
                                                      SENIOR VICE PRESIDENT, GENERAL OPERATIONS AND
                                                      CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                                        OFFICER)

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION
---------------------   ------------------------------------------------------------
          10            Amendment No. 7 effective as of August 1, 2002 to Private
                        Label Agreement and Project Development and License
                        Agreement between Cisco Systems, Inc. and NetScout (filed as
                        Exhibit 10 to the NetScout's Current Report on Form 8-K
                        dated August 1, 2002 and incorporated herein by reference)*
        99.1            Certification Pursuant to Section 906 of the SARBANES-OXLEY
                        ACT of 2002
        99.2            Certification Pursuant to Section 906 of the SARBANES-OXLEY
                        ACT of 2002

------------------------

* Confidential treatment requested pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.