Form 10-Q
period 2002-12-31
NETSCOUT SYSTEMS INC
filed 2003-02-07
CIK 1078075

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

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/

    The number of shares outstanding of the registrant's common stock as of February 6, 2003 was 29,982,671.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETSCOUT SYSTEMS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements........................................         3

    a.) Condensed Consolidated Balance Sheets:
      As of December 31, 2002 and March 31, 2002.....................         3

    b.) Condensed Consolidated Statements of Operations:
       For the three and nine months ended December 31, 2002 and
December 31, 2001....................................................         4

    c.) Condensed Consolidated Statements of Cash Flows:
      For the nine months ended December 31, 2002 and December 31,
2001.................................................................         5

    d.) Notes to Condensed Consolidated Financial Statements.........         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................        13

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................        30

Item 4.  Controls and Procedures.....................................        30

PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................        32

Item 6.  Exhibits and Reports on Form 8-K............................        32

SIGNATURES...........................................................        33

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.................................................................        34

EXHIBIT INDEX........................................................        36

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETSCOUT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2002         2002
                                                              ------------   ---------
                                        ASSETS
Current assets:
Cash and cash equivalents...................................    $ 30,346     $ 19,332
Marketable securities.......................................      24,938       44,849
Accounts receivable, net of allowance for doubtful accounts
  of $354 and $455 at December 31, 2002 and March 31, 2002,
  respectively..............................................      10,635       12,932
Inventories.................................................       3,140        3,698
Deferred income taxes.......................................       1,974        1,293
Prepaids and other current assets...........................       1,964        2,876
                                                                --------     --------
  Total current assets......................................      72,997       84,980
Fixed assets, net...........................................       7,445        8,628
Goodwill, net...............................................      28,839       28,770
Other intangible assets, net................................         544        1,429
Deferred income taxes.......................................       8,601        7,617
Long-term marketable securities                                   15,032        5,084
Other assets................................................          --          790
                                                                --------     --------
  Total assets..............................................    $133,458     $137,298
                                                                ========     ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................    $  1,495     $  2,456
Accrued compensation........................................       4,149        5,775
Accrued other...............................................       1,964        2,715
Income taxes payable........................................         112          542
Deferred revenue............................................      13,749       13,103
                                                                --------     --------
  Total current liabilities.................................      21,469       24,591
                                                                --------     --------
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value:
  5,000,000 shares authorized; no shares issued or
  outstanding at December 31, 2002 and March 31, 2002.......          --           --
Common stock, $0.001 par value:
  150,000,000 shares authorized; 34,137,894 and 33,787,262
  shares issued and 29,968,671 and 29,686,008 shares
  outstanding at December 31, 2002 and March 31, 2002,
  respectively..............................................          34           34
Additional paid-in capital                                       108,735      107,529
Deferred compensation.......................................        (191)      (1,063)
Treasury stock..............................................     (26,366)     (25,755)
Retained earnings...........................................      29,777       31,962
                                                                --------     --------
  Total stockholders' equity................................     111,989      112,707
                                                                --------     --------
  Total liabilities and stockholders'equity.................    $133,458     $137,298
                                                                ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          DECEMBER 31,          DECEMBER 31,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Revenue:
  Product............................................  $10,641    $13,879    $31,473    $36,567
  Service............................................    6,401      5,372     18,086     15,102
  License and royalty................................    1,113      2,232      4,382      7,712
                                                       -------    -------    -------    -------
    Total revenue....................................   18,155     21,483     53,941     59,381
                                                       -------    -------    -------    -------
Cost of revenue:
  Product (including stock-based compensation of $0,
    $0, $0 and $1, respectively).....................    3,363      4,636     10,212     13,422
  Service (including stock-based compensation of $2,
    $2, $5 and $6, respectively).....................    1,228        881      3,362      2,668
                                                       -------    -------    -------    -------
    Total cost of revenue............................    4,591      5,517     13,574     16,090
                                                       -------    -------    -------    -------
Gross margin.........................................   13,564     15,966     40,367     43,291
                                                       -------    -------    -------    -------
Operating expenses:
  Research and development (including stock-based
    compensation of $46, $551, $779 and $1,642,
    respectively)....................................    4,050      4,884     12,834     14,480
  Sales and marketing (including stock-based
    compensation of $16, $26, $54 and $83,
    respectively)....................................    8,502      9,361     25,289     26,938
  General and administrative (including stock-based
    compensation of $2, $1, $5 and $5,
    respectively)....................................    1,708      2,113      5,953      5,731
  Amortization of goodwill...........................       --      2,274         --      6,824
  Amortization of other intangible assets............      272        359        816      1,077
                                                       -------    -------    -------    -------
    Total operating expenses.........................   14,532     18,991     44,892     55,050
                                                       -------    -------    -------    -------
Loss from operations.................................     (968)    (3,025)    (4,525)   (11,759)
Interest income and other expenses, net..............      258        373        897      1,559
                                                       -------    -------    -------    -------
Loss before income tax benefit.......................     (710)    (2,652)    (3,628)   (10,200)
Income tax benefit...................................     (382)       (65)    (1,443)      (530)
                                                       -------    -------    -------    -------
Net loss.............................................  $  (328)   $(2,587)   $(2,185)   $(9,670)
                                                       =======    =======    =======    =======
Basic and diluted net loss per share.................  $ (0.01)   $ (0.09)   $ (0.07)   $ (0.33)
Shares used in computing basic and diluted net loss
  per share..........................................   29,940     29,478     29,870     29,476

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (2,185)  $ (9,670)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
    Depreciation and amortization...........................     2,784      3,326
    Amortization of goodwill and other intangible assets....       816      7,901
    Loss on disposal of fixed assets........................        28         57
    Loss on impairment of note receivable...................     1,019         --
    Compensation expense associated with equity awards......       843      1,737
    Deferred income taxes...................................    (1,406)      (615)
    Changes in assets and liabilities:
      Accounts receivable, net..............................     2,297      1,039
      Inventories...........................................       558      2,906
      Refundable income taxes...............................        --       (170)
      Prepaids and other current assets.....................        72       (704)
      Accounts payable......................................      (961)    (1,611)
      Accrued compensation and other expenses...............    (2,377)       629
      Income taxes payable..................................      (430)        --
      Deferred revenue......................................       646      1,400
                                                              --------   --------
    Net cash provided by operating activities...............     1,704      6,225
                                                              --------   --------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (73,802)   (42,995)
  Proceeds from maturity of marketable securities...........    83,765     10,105
  Purchase of fixed assets..................................    (1,629)    (5,169)
                                                              --------   --------
    Net cash provided by (used in) investing activities.....     8,334    (38,059)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       976        729
  Purchase of treasury stock................................        --       (449)
                                                              --------   --------
    Net cash provided by financing activities...............       976        280
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........    11,014    (31,554)
Cash and cash equivalents, beginning of year................    19,332     56,382
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 30,346   $ 24,828
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     23   $      4
  Cash paid for income taxes................................  $    405   $    278
Non-cash investing and financing activities:
  Tax benefits of disqualifying dispositions of stock
    options.................................................  $    259   $    171
  Release of common shares held in escrow in connection with
    the NextPoint acquisition...............................       611         --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETSCOUT SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited interim condensed consolidated financial statements as of December 31, 2002 and for the three and nine months ended December 31, 2002 and 2001, respectively, have been prepared by NetScout Systems, Inc. in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been considered or omitted pursuant to such regulations. In the opinion of NetScout's management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results of operations for the year ending
March 31, 2003. The balance sheet at March 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

    Cash, cash equivalents and marketable securities consist of the following:

                                                        DECEMBER 31,   MARCH 31,
                                                            2002         2002
                                                        ------------   ---------
Cash..................................................     $11,721      $12,493
Cash equivalents......................................      18,625        6,839
Marketable securities--short-term.....................      24,938       44,849
Marketable securities--long-term......................      15,032        5,084
                                                           -------      -------
                                                           $70,316      $69,265
                                                           =======      =======

    NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS
No. 115, NetScout has classified its investments as "available-for-sale" and associated unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. As of December 31, 2002 and 2001, there were no unrealized gains or losses recorded as other comprehensive income (Note 8).

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

3. INVENTORIES

    Inventories consist of the following:

                                                        DECEMBER 31,   MARCH 31,
                                                            2002         2002
                                                        ------------   ---------
Raw materials.........................................     $2,100       $3,108
Work-in-process                                               311           --
Finished goods........................................        729          590
                                                           ------       ------
                                                           $3,140       $3,698
                                                           ======       ======

4. LONG-LIVED ASSETS

    GOODWILL AND OTHER INTANGIBLE ASSETS

    NetScout adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in April 2002. Prior to the adoption of SFAS No. 142, the net carrying amount of goodwill was $28,770. In accordance with the provisions of SFAS No. 142, NetScout reclassified its assembled workforce intangible net asset of $69 to goodwill. NetScout concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of April 1, 2002. The fair value of the reporting unit was determined using NetScout's market capitalization as of April 1, 2002. As of April 1, 2002, the fair value of NetScout exceeded the carrying value of its net assets, including goodwill, and accordingly, NetScout concluded no impairment existed as of that date. NetScout will perform a test of impairment of goodwill annually or when changes in events or circumstances indicate that an impairment test is required.

    The following table summarizes other intangible assets:

                                                      DECEMBER 31, 2002
                                         --------------------------------------------
                                         GROSS CARRYING   ACCUMULATED    NET CARRYING
                                             AMOUNT       AMORTIZATION      AMOUNT
                                         --------------   ------------   ------------
Completed technology...................      $2,166          $1,805          $361
Customer base..........................       1,100             917           183
                                             ------          ------          ----
                                             $3,266          $2,722          $544
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

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

4. LONG-LIVED ASSETS (CONTINUED)
    The following table presents a reconciliation of net loss and net loss per share adjusted for the exclusion of goodwill and assembled workforce amortization:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
Reported net loss....................   ($ 328)   ($2,587)   ($2,185)   ($9,670)
Add: goodwill amortization...........       --      2,274         --      6,824
Add: assembled workforce
  amortization.......................       --         88         --        263
                                        ------    -------    -------    -------
Adjusted net loss....................   ($ 328)   ($  225)   ($2,185)   ($2,583)
                                        ======    =======    =======    =======
Reported basic and diluted net loss
  per share..........................   ($0.01)   ($ 0.09)   ($ 0.07)   ($ 0.33)
Add: goodwill amortization...........       --       0.08         --       0.23
Add: assembled workforce
  amortization.......................       --         --         --       0.01
                                        ------    -------    -------    -------
Adjusted basic and diluted net loss
  per share..........................   ($0.01)   ($ 0.01)   ($ 0.07)   ($ 0.09)
                                        ======    =======    =======    =======

    NOTE RECEIVABLE

    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," NetScout recorded impairment charges related to a long-term note receivable. These impairment charges were based on management's assessments of the collectability of this note receivable. At September 30, 2002, NetScout concluded that this asset was fully impaired. For the three and nine months ended December 31, 2002, NetScout's impairment charges were $0 and $1,019, respectively.

5. TREASURY STOCK

    On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout's stock repurchase program may be made from time to time without prior notice. As of March 31, 2002, NetScout had repurchased 124,000 shares under this program. No shares have been repurchased by the Company during the nine months ended December 31, 2002.

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

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In addition to the matter noted above, from time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a significant adverse impact on NetScout's financial position or results of operations.

7. COMPUTATION OF NET LOSS PER SHARE

    The following table sets forth common stock excluded from the calculation of diluted net loss per share since the inclusion would be antidilutive:

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                    ---------------------   ---------------------
                                      2002        2001        2002        2001
                                    ---------   ---------   ---------   ---------
Stock options.....................  2,387,942   3,366,139   2,387,942   3,457,421
Restricted common stock...........         --      76,268          --      76,268
                                    ---------   ---------   ---------   ---------
                                    2,387,942   3,442,407   2,387,942   3,533,689
                                    =========   =========   =========   =========

8. OTHER COMPREHENSIVE INCOME

    Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Other comprehensive income did not materially impact net loss for the nine months ended December 31, 2002 and 2001.

9. INCOME TAX BENEFIT

    For the nine months ended December 31, 2002, NetScout estimated the income tax benefit utilizing an estimated annual effective tax rate for the fiscal year ending March 31, 2003, which represents the statutory tax rate adjusted primarily for non-deductible stock-based compensation and amortization of other intangible assets. NetScout's estimated annual effective tax rate increased to a benefit rate of 40% in fiscal 2003 from a benefit rate of 8% in fiscal 2002, which was primarily impacted by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, which causes goodwill and the un-amortized assembled workforce intangible asset to be no longer subject to amortization.

10. GEOGRAPHIC INFORMATION

    Revenue was distributed geographically as follows:

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                          -------------------   -------------------
                                            2002       2001       2002       2001
                                          --------   --------   --------   --------
North America...........................  $15,306    $17,958    $45,463    $52,212
Europe--Middle East--Africa.............    2,241      2,862      6,451      5,585
Asia--Pacific...........................      608        663      2,027      1,584
                                          -------    -------    -------    -------
                                          $18,155    $21,483    $53,941    $59,381
                                          =======    =======    =======    =======

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

10. GEOGRAPHIC INFORMATION (CONTINUED)
    The North America revenue includes sales to domestic resellers, who may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. Revenue attributable to locations outside of North America is a result of export sales. Substantially all of NetScout's identifiable assets are located in the United States.

11. TENDER OFFER

    On November 8, 2002, NetScout offered to exchange any outstanding option grants to purchase shares of NetScout's common stock with an exercise price of at least $10.00 per share granted under the NetScout Systems, Inc. 1999 Stock Option and Incentive Plan, as amended (the "1999 Plan"), or the NextPoint Networks, Inc. 2000 Stock Incentive Plan assumed by NetScout in connection with the acquisition of NextPoint for new options NetScout will grant under the 1999 Plan on a date no earlier than six months and one day after the date we accepted the options in the exchange. All options granted under NetScout's other stock option plans were not eligible for the offer to exchange because all the grants under those plans have exercise prices below $10.00 per share.

    Other than the Chief Executive Officer and the Chairman of the Board of Directors' of NetScout, all employees of NetScout and its subsidiaries holding Eligible Option Grants were eligible to participate in this offer to exchange. Directors and consultants of NetScout were not eligible to participate in this offer to exchange.

    NetScout expects to grant new options on the date of its Board of Directors' meeting to be held on or after the first day that is at least six months and one day following December 10, 2002, the date on which NetScout terminated all options tendered in accordance with the exchange offer. NetScout believes the new options will be granted on or after June 12, 2003, but in no event later than June 20, 2003. In order to qualify for the new grant, eligible participants must be an employee of NetScout from the date they tender any eligible option grants through the date NetScout grants the new options. The exercise price of all new options granted under the offer will be equal to the per share market price of NetScout's common stock as reported by the Nasdaq National Market at the close of trading on the date of grant. A total of 2,489,666 shares were eligible for tender, and 2,142,723 were tendered in the exchange offer.

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

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill.

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective March 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." For the three and nine months ended December 31, 2002, NetScout applied the provisions of SFAS No. 144 to a long-term note receivable balance (Note 4).

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

    In November 2002, the FASB issued FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. NetScout does not currently expect that the adoption of FIN 45 will have a significant impact on its consolidated financial statements. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue from software support is deferred and recognized ratably over the three-month support period. Revenue from hardware support is deferred and recognized ratably over the 12-month support period.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment to FAS No. 123," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial

                             NETSCOUT SYSTEMS, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. NetScout intends to adopt the disclosure requirements of SFAS No. 148 effective April 1, 2003 for its fiscal year ended March 31, 2004.

    In December 2002, the Emerging Issues Task Force issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF
No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. NetScout does not currently expect that the adoption of EITF No. 00-21 will have a significant impact on its consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

    NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets and valuation of net deferred tax assets to be critical in fully understanding and evaluating our financial results.

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

    Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 51% and 52% of total revenue for the three months ended December 31, 2002 and 2001, respectively, and 53% and 61% of total revenue for the nine months ended December 31, 2002 and 2001, respectively. Total revenue generated from Cisco Systems, Inc. represented 9% and 27% of our total revenue for the three months ended December 31, 2002 and 2001, respectively, and 11% and 39% of our total revenue for the nine months ended December 31, 2002 and 2001, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the three or nine months ended December 31, 2002 and 2001.

    In the past, Cisco resold our probes to customers under their private label. As of July 28, 2001, Cisco no longer marketed or sold NetScout probes under their private label, however, they continued to place their backlog orders with us through December 31, 2001. We have completed the transition of Cisco customers who are actively purchasing our products to either a direct or reseller relationship with NetScout. Additionally, Cisco continues to incorporate components of our software technology into their products. On
August 1, 2002, we amended our agreement with Cisco regarding the incorporation of our software into Cisco's products to extend the term of the agreement until November 1, 2003 with automatic renewals for 18 month periods, subject to certain conditions.

    Revenue from sales outside North America represented 16% of our total revenue for each of the three months ended December 31, 2002 and 2001 and 16% and 12% of our total revenue for the nine months ended December 31, 2002 and 2001, respectively. Sales outside North America are primarily due to indirect channel partners, who are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations, however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Accounts receivable is reduced by an allowance for doubtful accounts. Our normal payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At December 31, 2002, one customer accounted for 10% of our accounts receivable balance; at December 31, 2001 no customer accounted for 10% or more of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, we do not require collateral from our customers. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations when evaluating the adequacy of the allowance
for doubtful accounts.   Significant management judgments and estimates are made
when establishing the allowance for doubtful accounts. If these accounting judgments and estimates relating to the allowance for doubtful accounts prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

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

VALUATION OF LONG-LIVED ASSETS

    NetScout regularly performs reviews of the carrying value of our long-lived assets, consisting of fixed assets, goodwill and other intangible assets and other assets, to determine if any impairment is present. Items that could trigger impairment include, but are not limited to, current economic trends, customer buying patterns, customer credit-worthiness and expected revenue projections, significant underperformance of product demand relative to historical product demand, significant negative industry or economic trends, significant decline in our stock price for a sustained period and significant decline in our technological value compared to the market. In accordance with SFAS No. 144, we recorded $1.0 million of impairment charges during the nine months ended December 31, 2002 related to a long-term note receivable which was fully impaired.

    Significant management judgments and estimates must be made when establishing criteria for future cash flows and assessing impairment. If our judgments and estimates relating to long-lived assets prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially adversely impacted. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

VALUATION OF NET DEFERRED TAX ASSETS

    We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. We have not recorded a valuation allowance to reduce our deferred tax assets because we believe the amount is more likely than not to be realized. If we determine that we will not be able to realize some or all of the deferred taxes in the future, an adjustment to the deferred tax assets will be charged to income in the period such determination is made.

    RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

                             NETSCOUT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                          PERCENTAGES OF TOTAL REVENUE

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          DECEMBER 31,          DECEMBER 31,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Revenue:
  Product............................................    58.6%      64.6%      58.4%      61.6%
  Service............................................    35.3       25.0       33.5       25.4
  License and royalty................................     6.1       10.4        8.1       13.0
                                                        -----      -----      -----      -----
    Total revenue....................................   100.0      100.0      100.0      100.0
                                                        -----      -----      -----      -----
Cost of revenue:
  Product............................................    18.5       21.6       18.9       22.6
  Service............................................     6.8        4.1        6.3        4.5
                                                        -----      -----      -----      -----
    Total cost of revenue............................    25.3       25.7       25.2       27.1
                                                        -----      -----      -----      -----
Gross margin.........................................    74.7       74.3       74.8       72.9
                                                        -----      -----      -----      -----
Operating expenses:
  Research and development...........................    22.3       22.7       23.8       24.4
  Sales and marketing................................    46.8       43.6       46.9       45.4
  General and administrative.........................     9.4        9.8       11.0        9.6
  Amortization of goodwill...........................      --       10.6         --       11.5
  Amortization of other intangible assets............     1.5        1.6        1.5        1.8
                                                        -----      -----      -----      -----
    Total operating expenses.........................    80.0       88.3       83.2       92.7
                                                        -----      -----      -----      -----
Loss from operations.................................    (5.3)     (14.0)      (8.4)     (19.8)
Interest income and other expenses, net..............     1.4        1.7        1.7        2.6
                                                        -----      -----      -----      -----
Loss before income tax benefit.......................    (3.9)     (12.3)      (6.7)     (17.2)
Income tax benefit...................................    (2.1)      (0.3)      (2.7)      (0.9)
                                                        -----      -----      -----      -----
Net loss.............................................    (1.8)%    (12.0)%     (4.0)%    (16.3)%
                                                        =====      =====      =====      =====

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUE

    Total revenues were $18.2 million and $21.5 million for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 15% from 2001 to 2002.

    PRODUCT. Product revenues were $10.6 million and $13.9 million for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 23% from 2001 to 2002. This decrease was primarily due to a 42% decrease in unit sales, which was attributable to the continued slowdown in network management capital spending in many large enterprises as a result of the economic downturn, partially offset by an increase in the average selling price of approximately 27% attributable to the increased sales of our higher speed probes. We expect the current challenging market resulting from information technology capital spending constraints in the U.S. and abroad and the current economic downturn will have an impact on our future product revenue results which can not be quantified at this time.

    SERVICE. Service revenues were $6.4 million and $5.4 million for the three months ended December 31, 2002 and 2001, respectively, representing an increase of 19% from 2001 to 2002. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base. We anticipate that we will continue to increase our service revenue in future quarters as our current installed base continues to expand but, in the fourth quarter, that increase will be offset by lower revenue from the renegotiation of a support contract with one of our long-term partners.

    LICENSE AND ROYALTY. License and royalty revenues were $1.1 million and $2.2 million for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 50% from 2001 to 2002. This decrease was primarily due to a reduction in Cisco reported unit volume of Cisco products that incorporate our software. We anticipate a continued decrease in our license and royalty revenues due to royalty price reductions and our decreased focus on royalty partnerships in favor of a concentration on partnerships that more closely complement our current product strategies.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $3.4 million and $4.6 million for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 27% from 2001 to 2002. This decrease corresponds with the 42% decrease in unit sales attributable to the overall current slowdown in information technology capital spending in many large enterprises as a result of the economic downturn and a decrease in our fixed manufacturing costs. Product gross margins were 68% and 67% for the three months ended December 31, 2002 and 2001, respectively. This increase in product gross margin percentage was primarily due to an increase of approximately 27% in average selling price per unit, a decrease in our fixed manufacturing costs and an increase in direct sales from 2001 to 2002, which traditionally have higher margins, partially offset by a 24% increase in average cost per unit.

    SERVICE. Cost of service revenue consists primarily of personnel costs, material and consulting costs. Cost of service revenues were $1.2 million and $881,000 for the three months ended December 31, 2002 and 2001, respectively, representing an increase of 39% from 2001 to 2002. Service gross margins were 81% and 84% for the three months ended December 31, 2002 and 2001, respectively. This increase in costs and decrease in gross margin percentage were primarily due to increases in our personnel and related travel costs. While service revenue increased by 19%, cost of service revenue increased by 39%, resulting in the decrease in service gross margin percentage.

    Gross margins were $13.6 million and $16.0 million for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 15% from 2001 to 2002. Gross margin percentage was 75% and 74% for the three months ended December 31, 2002 and 2001, respectively. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. The increase in gross margin percentage was primarily due to an increase in product margin percentage which resulted from an increase of approximately 27% in average selling price per unit, a decrease in our fixed manufacturing costs and an increase in direct sales which traditionally have higher margins, partially offset by a 24% increase in average cost per unit. The total gross margin was impacted by a decrease in license and royalty revenue, which have no related costs.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $4.1 million and $4.9 million for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 17% from 2001 to 2002. This decrease was primarily due to a 92% decrease in stock-based compensation charges related to the NextPoint acquisition from 2001 to 2002 and a 15% decrease in personnel costs and other incentive compensation from 2001 to 2002. We anticipate that sequentially we will increase research and development expenses in absolute dollars due to an increase in health insurance and payroll taxes anticipated for the fourth quarter of fiscal year 2003.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $8.5 million and $9.4 million for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 9% from 2001 to 2002. This decrease was primarily due to a 13% decrease in personnel costs related to a decrease in commission expense due to lower sales volume and a 52% decrease in spending on marketing programs from 2001 to 2002. We anticipate that sequentially we will increase sales and marketing expenses in absolute dollars due to an increase in health insurance and payroll taxes anticipated for the fourth quarter of fiscal year 2003.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees. General and administrative expenses were $1.7 million and $2.1 million for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 19% from 2001 to 2002. This decrease was primarily due to an imputed interest charge of $128,000 associated with the reclassification of a long-term note receivable balance in 2001 and by decreases in various general and administrative expenses including personnel, other incentive compensation, accounting services and investor relations expenses. We anticipate that we will increase general and administrative expenses in absolute dollars sequentially due to an anticipated increase in health insurance and payroll taxes in the fourth quarter of fiscal year 2003.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. Amortization of other intangible assets was $272,000 and $359,000 for the three months ended December 31, 2002 and 2001, respectively, due to the acquisition of NextPoint. We anticipate that we will continue to amortize other intangible assets at the current rate of $272,000 per quarter for each of the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004, at which time it will be fully amortized.

    AMORTIZATION OF GOODWILL. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. Amortization of goodwill was $2.3 million for the three months ended December 31, 2001, due to the acquisition of NextPoint.

    INTEREST INCOME AND OTHER EXPENSES, NET. Interest income, net of interest and other expenses, was $258,000 and $373,000 for the three months ended December 31, 2002 and 2001, respectively, representing a decrease of 31% from 2001 to 2002. This decrease was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

    INCOME TAX BENEFIT. The income tax benefit was $382,000 and $65,000 for the three months ended December 31, 2002 and 2001, respectively. NetScout's estimated annual effective tax rate increased to a benefit rate of 40% in fiscal year 2003 from a benefit rate of 8% in fiscal year 2002, which was primarily impacted by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective

April 1, 2002, which causes goodwill and the un-amortized assembled workforce intangible asset to be no longer subject to amortization.

    NET LOSS. Net loss was $328,000 and $2.6 million for the three months ended December 31, 2002 and 2001, respectively, representing an 87% improvement from 2001 to 2002. The decrease in net loss year over year was mainly attributable to the decrease in the amortization of goodwill and other intangible assets from an aggregate of $2.6 million to an aggregate of $272,000 for the three months ended December 31, 2001 and 2002, respectively. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. When excluding the non-cash amortization of goodwill and other intangible assets of $272,000 and $2.6 million and stock-based compensation of $66,000 and $580,000 for the three months ended December 31, 2002 and 2001, respectively, the pro forma net income would have been $10,000 and $626,000 for the three months ended December 31, 2002 and 2001, respectively. This decrease in pro forma net income is primarily attributable to the reduction in gross margin dollars due to decreased revenue attributable to the current economic downturn, offset by reductions in other operating expenses due to spending controls and an increased tax benefit due to lower estimated taxable income for the year ending March 31, 2003.

NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUE

    Total revenues were $53.9 million and $59.4 million for the nine months ended December 31, 2002 and 2001, respectively, representing a decrease of 9% from 2001 to 2002.

    PRODUCT. Product revenues were $31.5 million and $36.6 million for the nine months ended December 31, 2002 and 2001, respectively, representing a decrease of 14% from 2001 to 2002. This decrease was primarily due a 37% decrease in unit sales, which was attributable to the continued slowdown in network management capital spending in many large enterprises as a result of the economic downturn, offset by an increase in the average selling price of approximately 34% attributable to the increased sale of our higher-end probes. We expect the current challenging market resulting from information technology capital spending constraints in the U.S. and abroad and the current economic downturn will have an impact on our future product revenue results which can not be quantified at this time.

    SERVICE. Service revenues were $18.1 million and $15.1 million for the nine months ended December 31, 2002 and 2001, respectively, representing an increase of 20% from 2001 to 2002. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base. We anticipate that we will continue to increase our service revenue in future quarters as our current installed base continues to expand but, in the fourth quarter, that increase will be offset by lower revenue from the renegotiation of a support contract with one of our long-term partners.

    LICENSE AND ROYALTY. License and royalty revenues were $4.4 million and $7.7 million for the nine months ended December 31, 2002 and 2001, respectively, representing a decrease of 43% from 2001 to 2002. This decrease was primarily due to a reduction in Cisco reported unit volume of Cisco products that incorporate our software. We anticipate a continued decrease in our license and royalty revenues due to royalty price reductions and our decreased focus on royalty partnerships in favor of a concentration on partnerships that more closely complement our current product strategies.

COST OF REVENUE AND GROSS MARGIN

    PRODUCT. Cost of product revenue was $10.2 million and $13.4 million for the nine months ended December 31, 2002 and 2001, respectively, representing a decrease of 24% from 2001 to 2002. This decrease corresponds with the 37% decrease in unit sales attributable to the overall current slowdown in information technology capital spending in many large enterprises as a result of the economic downturn, as well as decreases in fixed manufacturing costs. Product gross margins were 68% and 63% for the nine months ended December 31, 2002 and 2001, respectively. The increase in gross margin percentage was primarily due to an increase of approximately 34% in average selling price per unit and an increase in direct sales from 2001 to 2002, which traditionally have higher margins, partially offset by a 24% increase in average cost per unit relating to the sale of higher speed probes.

    SERVICE. Cost of service revenues were $3.4 million and $2.7 million for the nine months ended December 31, 2002 and 2001, respectively, representing an increase of 26% from 2001 to 2002. Service gross margins were 81% and 82% for the nine months ended December 31, 2002 and 2001, respectively. The increase in cost of service revenue was primarily due to an increase in our personnel costs and related travel costs. While service revenue increased by 20%, cost of service revenue increased by 26%, resulting in a decrease in service gross margin percentage.

    Gross margins were $40.4 million and $43.3 million for the nine months ended December 31, 2002 and 2001, respectively, representing a decrease of 7% from 2001 to 2002. Gross margin percentage was 75% and 73% for the nine months ended December 31, 2002 and 2001, respectively. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. The increase in gross margin percentage was primarily due to the increased product margin percentage which mainly resulted from an increase of approximately 34% in the average selling price per unit and an increase in direct sales, which traditionally have higher margins, partially offset by a 24% increase in average cost per unit. The gross margin percentage change was impacted by a decrease in license and royalty revenue, which have no related costs.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $12.8 million and $14.5 million for the nine months ended December 31, 2002 and 2001, respectively, representing a decrease of 11% from 2001 to 2002. This decrease was primarily due to a 53% decrease in stock-based compensation charges related to the NextPoint acquisition from 2001 to 2002, an 8% decrease in personnel costs and other incentive compensation from 2001 to 2002, and an 80% decrease in non-recurring engineering charges. We anticipate that we will increase research and development expenses in absolute dollars sequentially due to an increase in health insurance and payroll taxes anticipated for the fourth quarter of fiscal year 2003.

    SALES AND MARKETING. Sales and marketing expenses were $25.3 million and $26.9 million for the nine months ended December 31, 2002 and 2001, respectively, representing a decrease of 6% from 2001 to 2002. This decrease was primarily due to a 65% decrease in marketing programs spending and a 1% decrease in personnel costs. We anticipate that sequentially we will increase sales and marketing expenses in absolute dollars due to an increase in health insurance and payroll taxes anticipated for the fourth quarter of fiscal year 2003.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $6.0 million and $5.7 million for the nine months ended December 31, 2002 and 2001, respectively, representing an increase of 4% from 2001 to 2002. This increase was primarily due to an impairment of $1.0 million on a long-term note receivable in the first half of fiscal year 2003 partially offset by decreases in various general and administrative expenses including personnel, other incentive compensation, legal, investor relations, bad debt expense and accounting services. We anticipate that we will increase general and administrative expenses in absolute dollars sequentially due to anticipated increases in health insurance and payroll taxes in the fourth quarter of fiscal year 2003.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. Amortization of other intangible assets was $816,000 and $1.1 million for the nine months ended December 31, 2002 and 2001, respectively, due to the acquisition of NextPoint. We anticipate that we will continue to amortize other intangible assets at the current rate of $272,000 per quarter for each of the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004, at which time it will be fully amortized.

    AMORTIZATION OF GOODWILL. Amortization of goodwill was $6.8 million for the nine months ended December 31, 2001. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization.

    INTEREST INCOME AND OTHER EXPENSES, NET. Interest income, net of interest and other expenses, was $897,000 and $1.6 million for the nine months ended December 31, 2002 and 2001, respectively, representing a decrease of 42% from 2001 to 2002. This decrease was primarily due to lower market interest rates on cash and cash equivalents and marketable securities.

    INCOME TAX BENEFIT. The income tax benefit was $1.4 million and $530,000 for the nine months ended December 31, 2002 and 2001, respectively. NetScout's estimated annual effective tax rate increased to a benefit rate of 40% in fiscal year 2003 from a benefit rate of 8% in fiscal year 2002, which was primarily impacted by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, which causes goodwill and the un-amortized assembled workforce intangible asset to be no longer subject to amortization.

    NET LOSS. Net loss was $2.2 million and $9.7 million for the nine months ended December 31, 2002 and 2001, respectively, representing a 77% improvement. The decrease in net loss year over year was mainly attributable to the decrease in the amortization of goodwill and other intangible assets from $7.9 million to $816,000 for the nine months ended December 31, 2001 and 2002, respectively. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. When excluding the non-cash amortization of goodwill and other intangible assets of $816,000 and $7.9 million and stock-based compensation of $843,000 and $1.7 million for the nine months ended December 31, 2002 and 2001, respectively, the pro forma net loss would have been $526,000 and $32,000 for the nine months ended
December 31, 2002 and 2001, respectively. This increase in the pro forma net loss is primarily attributable to the reduction in gross margin dollars due to the decreased revenue attributable to the current economic downturn and the impairment charge of a long-term note receivable, offset by reductions in operating expenses due to spending controls and an increased tax benefit due to lower estimated taxable income for the year ending March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2002, we had $30.4 million in cash and cash equivalents, $24.9 million in short-term marketable securities and $15.0 million in long-term marketable securities, totaling $70.3 million. We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expires in March 2003 and we intend to renew it upon its expiration. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate. As of December 31, 2002, we had letters of credit outstanding under the line aggregating $3.2 million. The bank line of credit is secured by our inventory and accounts receivable.

    Cash provided by operating activities was $1.7 million and $6.2 million for the nine months ended December 31, 2002 and 2001, respectively. In the nine months ended December 31, 2002, cash provided by operating activities and amortization of other intangible assets, was primarily derived from decreases in accounts receivable and inventories, and increases in depreciation and amortization, compensation expense associated with equity awards, impairment of a long-term note receivable and deferred revenue. This was partially offset by a net loss, decreases in accounts payable and accrued compensation and other expenses and an increase in deferred income taxes. In the nine months ended December 31, 2001, cash provided by operating activities was primarily derived from a decrease in inventories and accounts receivable, an increase in depreciation and amortization and amortization of goodwill and other intangible assets, compensation expense associated with equity awards and deferred revenue. This was partially offset by a net loss, decreases in accounts payable and an increase in prepaid and other current assets.

    Cash provided by (used in) investing activities was $8.3 million and ($38.1) million for the nine months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002, cash provided by investing activities reflects the proceeds from the maturity of marketable securities offset by the purchase of marketable securities and the purchase of fixed assets. For the nine months ended December 31, 2001, net cash used was primarily due to the purchase of marketable securities and fixed assets offset by the proceeds from the maturity of marketable securities.

    Cash provided by financing activities was $976,000 and $280,000 for the nine months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan. For the nine months ended
December 31, 2001, cash provided by financing activities was primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options slightly offset by the stock repurchase program, On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of its outstanding common stock, subject to market conditions and other factors. NetScout had purchased 124,000 shares as of December 31, 2002. Cash to be used under this program is undeterminable at this point in time.

    We believe that our current cash balances, marketable securities classified as available-for-sale and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our product were to decrease substantially there could be a material impact on our ability to generate cash flow sufficient for our short-term working capital and expenditure needs. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 was adopted by NetScout in the first quarter of our fiscal year ending March 31, 2003. On April 1, 2002, NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill.

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective March 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." For the three and nine months ended December 31, 2002, NetScout applied the provisions of SFAS No. 144 to a long-term note receivable balance.

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

    In November 2002, the FASB issued FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. NetScout does not currently expect that the adoption of FIN 45 will have a significant impact on its consolidated financial statements. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue from software support is deferred and recognized ratably over the three-month support period. Revenue from hardware support is deferred and recognized ratably over the 12-month support period.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment to FAS No. 123," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS
No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. NetScout intends to adopt the disclosure requirements of SFAS No. 148 effective April 1, 2003 for its fiscal year ended March 31, 2004.

    In December 2002, the Emerging Issues Task Force issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF
No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. NetScout does not currently expect that the adoption of EITF No. 00-21 will have a significant impact on its consolidated financial statements.

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

    A REDUCTION IN ORDERS FROM CUSTOMERS OF CISCO SYSTEMS, INC. COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS. Although Cisco continues to incorporate some of our software into their products, as of July 28, 2001, Cisco no longer sold our probes to third parties under its private label. Cisco did, however, continue to place their backlog orders with us through December 31, 2001 and no further orders were placed after that date. By selling our probes under their private label, Cisco accounted for 12% of our total revenue for the three months ended December 31, 2001 and 21% of our total revenue for the nine months ended December 31, 2001. We now sell to those Cisco customers who are actively purchasing our product, both directly or through indirect channel partners, but if we are unable to continue to sell our products directly or through indirect channel partners to customers of Cisco in the future, our business, operating results and financial condition could be materially adversely impacted.

    A TERMINATION OF OUR STRATEGIC RELATIONSHIP WITH CISCO MAY MATERIALLY ADVERSELY IMPACT OUR BUSINESS. Cisco incorporates some of our software in their products and provides license and royalty revenue to NetScout. License and royalty revenue and service revenue from Cisco accounted for 9% and 15% of our total revenue for the three months ended December 31, 2002 and 2001, respectively and 11% and 18% of our total revenue for the nine months ended December 31, 2002 and 2001, respectively. Cisco may decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated for any reason, our business, operating results and financial condition could be materially adversely impacted.

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

    - our prices or the prices of our competitors' products may change; and

    - continuation or worsening of the current economic slowdown and the occurrence of unforeseeable events, such as acts of war and the tragic events of September 11, 2001, which contribute to such slowdowns.

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

    OUR CONTINUED GROWTH DEPENDS ON OUR ABILITY TO MAINTAIN AND PERIODICALLY EXPAND OUR SALES FORCE. We must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to successfully maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially adversely impacted.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE INDIRECT DISTRIBUTION
CHANNELS. Sales to our indirect distribution channels accounted for 51% and 52% of our total revenue for the three months ended December 31, 2002 and 2001, respectively and 53% and 61% of our total revenue for the nine months ended December 31, 2002 and 2001, respectively. While Cisco no longer resold our probes as of July 28, 2001, they did continue to place backlog orders with us through December 31, 2001 and they continue to incorporate some of our software in their products. Cisco accounted for 9% and 27% of our total revenue for the three months ended December 31, 2002 and 2001, respectively and 11% and 39% of our total revenue for the nine months ended December 31, 2002 and 2001, respectively. During the past 18 months we have worked to transition a large portion of our sales efforts from support of the Cisco distribution channel to the development of more of our own direct sales and other indirect distribution channels. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse impact on our business, operating results and financial condition.

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

    In the future, we intend to introduce new products related to our previously announced CDM strategy. If the introduction of these products is significantly delayed or if we are not successful in selling these products to our current and potential customers, our business, operating results and financial condition could be materially adversely impacted.

    OUR RELIANCE ON SOLE SOURCE SUPPLIERS COULD ADVERSELY IMPACT OUR
BUSINESS. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially adversely impact our business, operating results and financial condition.

    OUR ESTIMATES AND JUDGMENTS RELATED TO CRITICAL ACCOUNTING POLICIES COULD BE INACCURATE. We consider accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets and valuation of net deferred tax assets to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inadequate.

    WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES. The market for network management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

    - product performance, functionality and price;

    - name and reputation of vendor;

    - distribution strength; and/or

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

    OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS. Sales outside North America accounted for 16% of our total revenue for each of the three months ended December 31, 2002 and 2001, and 16% and 12% of our total revenue for the nine months ended December 31, 2002 and 2001, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

    As of a date (the "Evaluation Date") within ninety days prior to the filing date of this quarterly report, the Company, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange

Act"). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company including its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

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

  10 Loan Modification Agreement entered into November 7, 2002 between NetScout and Silicon Valley Bank
99.1  Certification Pursuant to Section 906 of the SARBANES-OXLEY
      ACT of 2002
99.2  Certification Pursuant to Section 906 of the SARBANES-OXLEY
      ACT of 2002

(b) Reports on Form 8-K. A report on Form 8-K was filed with the Securities and Exchange Commission on October 30, 2002 with respect to:

    Item 5. Other Events and Required FD Disclosure

    To file Amendment No. 7 effective as of August 1, 2002 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NETSCOUT SYSTEMS, INC.

Date: February 7, 2003                         By:                 /s/ ANIL K. SINGHAL
                                                    ------------------------------------------------
                                                                     Anil K. Singhal
                                                    PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER AND
                                                         DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Date: February 7, 2003                         By:                /s/ DAVID P. SOMMERS
                                                    ------------------------------------------------
                                                                    David P. Sommers
                                                      SENIOR VICE PRESIDENT, GENERAL OPERATIONS AND
                                                      CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                                        OFFICER)

Date: February 7, 2003                         By:               /s/ LISA A. FIORENTINO
                                                    ------------------------------------------------
                                                                   Lisa A. Fiorentino
                                                     VICE PRESIDENT, FINANCE AND ADMINISTRATION AND
                                                     CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING
                                                                        OFFICER)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003                         By:                 /s/ ANIL K. SINGHAL
                                                    ------------------------------------------------
                                                                     Anil K. Singhal
                                                    PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER AND
                                                         DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003                         By:                /s/ DAVID P. SOMMERS
                                                    ------------------------------------------------
                                                                    David P. Sommers
                                                      SENIOR VICE PRESIDENT, GENERAL OPERATIONS AND
                                                      CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                                        OFFICER)

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION
---------------------   ------------------------------------------------------------
          10            Loan Modification Agreement entered into November 7, 2002
                        between NetScout and Silicon Valley Bank
        99.1            Certification Pursuant to Section 906 of the SARBANES-OXLEY
                        ACT of 2002
        99.2            Certification Pursuant to Section 906 of the SARBANES-OXLEY
                        ACT of 2002