Form 10-K
period 2003-03-31
NETSCOUT SYSTEMS INC
filed 2003-06-13
CIK 1078075

Use these links to rapidly review the document
TABLE OF CONTENTS
NetScout Systems, Inc. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number    0000-26251

NETSCOUT SYSTEMS, INC.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2837575 (IRS Employer Identification No.)

310 Littleton Road, Westford, MA 01886
(978) 614-4000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2002 (based on the last reported sale price on the Nasdaq National Market as of such date) was approximately $55,398,817.74. As of June 9, 2003, there were 30,043,072 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I

Item 1. Business

General

        NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and cost management of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by enterprises, large governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States.

        Businesses have continued to increase their reliance on software applications and computer networks, making them strategic assets for competitive advantage and essential business operations. To support the growing number of users and their demands for faster and more reliable computer network access, new network technologies and products are continually being introduced. In addition to the traditional local area networks (LAN) and wide area networks (WAN), businesses are implementing storage area networks (SAN) to help them with their storage needs. Furthermore, with the proliferation of malicious computer viruses, destructive worms and sophisticated hackers, businesses are quickly adopting robust security systems and procedures. The result is increasingly large, complex and geographically dispersed networks with infrastructures that are extremely difficult to manage. Computer network malfunctions cause performance degradations that result in significant business interruptions, lost revenue and customer dissatisfaction. As a result, businesses are recognizing the critical importance of addressing network performance problems for all aspects of their networks quickly and proactively.

        The nGenius® Performance Management System, our integrated hardware and software solution, monitors, collects and publishes information on the traffic flows of individual software applications such as Voice-over-IP, e-commerce, supply chain management and customer resource management, as well as the performance of the underlying network (routers, switches and communication links) and its users' behaviors. The nGenius® solution draws on data collected by our line of network monitoring appliances called probes and intelligent software agents, and from data collected directly from network devices. The hardware probes attach to the network non-intrusively and collect information about the network's traffic flows in real time. They generate in-depth information about network and traffic activity that is unique to NetScout probes, as well as industry-standard performance data. Organizations can gain "end-through-end" visibility to better understand and optimize traffic flows and application performance across the network by placing probes at strategic locations throughout a network. In addition to probes, the nGenius® system includes intelligent software agents that simulate end-user transactions. These agents measure and report the response times that would be experienced by end-users throughout internal networks and across the Internet.

        The nGenius® solution generates information, analyzes it and publishes it in real-time displays and customizable historical reports. These reports summarize the status of network activity, service levels, application performance, device capacity, and other critical aspects of network availability, utilization and performance, and are delivered to the end-user in an easy-to-read, Web-based newspaper format. Our customers use the information generated by the nGenius® system to proactively detect problems, thereby reducing the severity and the frequency of network slowdowns and service interruptions. They can manage the delivery of services and fulfill service-level agreements, assess infrastructure capacity against future needs, and justify requirements for additional resources.

        During fiscal year 2003, we announced our new CDM™, or Common Data Model, technology and architecture, which will allow customers to consolidate performance management functions through our single software solution, the nGenius® Performance Manager. In June 2002, we launched nGenius®

Performance Manager v. 1.4, which advances the state of network management by reducing the number of tools and the complexity required to optimize the monitoring, troubleshooting and performance of networks. nGenius® Performance Manager utilizes a simplified architecture that allows enterprises to address performance across the enterprise with superior information and greater ease. The nGenius® Performance Manager provides capacity planning, application monitoring, network monitoring, troubleshooting, performance fault management and service level management from a single, integrated solution.

        The next generation of nGenius® Performance Management System will represent the full implementation of our CDM architecture and vision. In addition to collecting data from our probes as it now does, it will also collect information from a wider range of sources such as standard traffic data from routers and switches, and value-added traffic data from our technology partners' devices, and will integrate that data into seamless real-time, historical, and trend views. The next release of nGenius® Performance Manager is currently in beta testing and is scheduled to be released in mid-2003.

        We market and distribute our products through our own direct sales force and through channel partners that include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Our principal customers are Global 5000 enterprises, representing a wide range of industries including financial services, technology, healthcare, retail, manufacturing, and service providers as well as many large agencies of the federal government. As of March 31, 2003, NetScout has sold its products to more than 3,000 customers and, other than Cisco, which represented 10% of our revenues, no other customer represented more than 10% of revenues in fiscal year 2003.

        Our principal executive offices are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978)-614-4000.

Industry Background

        Organizations are increasingly dependent upon their computer data networks to manage and deliver information and business services, both for internal operations and to serve their many constituencies: customers, suppliers, investors and employees. Their dependence on computer networks is approaching the level of reliance that organizations have long had on the public telephone voice network for internal communications and to reach constituents.

        As they did with the voice network in the past, enterprises today are turning to data network solution providers to fulfill their need for available, flexible and reliable network service in the face of serious internal skill and resource constraints. While enterprises and service providers have continued building networks to satisfy the anticipated growth in demand for information and services, many federal, state and local governmental agencies are accelerating their build-outs to comply with bold e-government initiatives.

        The availability of the network as well as the speed, flexibility, and cost with which it can deliver high-quality information, knowledge, productivity, reach and rapid execution determines the ultimate value of the data network to an organization. As network dependence grows and uses of the network become increasingly business-critical, the need for network reliability, performance and efficiency grows even faster.

        The period of rapid growth of network infrastructures from the late 1990's through 2000 caused network management to be a secondary consideration for organizations that were striving for rapid network expansion to address perceived market opportunities or competitive threats. In recent years, this led to added network complexity with excess capacity, in an "over-provisioning" approach to managing networks, using high redundancy and high capacity to provide network availability and performance without fully utilizing network measurement and management tools. Additionally, as these networks have expanded in this haphazard manner, limited attention has been paid to the proliferation of disparate data types, troubleshooting tools and management metrics.

        Today, with the slowing of the e-commerce land rush, enterprises, government agencies and consequently service providers are focusing on obtaining productivity and returns from their existing investments in network facilities, not just on building them. In this environment, the appeal of network management solutions is much greater. Solutions that provide improved network availability, application performance monitoring and network efficiency, while reducing the clutter and complexity of multiple tools and data, are increasingly important, especially in the face of lower IT spending on network infrastructure equipment purchases and communications bandwidth.

Traditional Approaches to Network Performance Management

        Network management solutions providers have developed several approaches to manage different aspects of the overall network management challenge. These approaches are often broadly categorized as element management, operations management, performance or service management, and business management.

        Dominated by tools from manufacturers of network devices that are specific to managing each vendor's equipment, element management systems provide the basic functions of managing a network. Most often they present visualizations of device status and are used for making configuration changes to network devices such as routers and switches. Element management systems are "silo-like" and limited in visibility to other network domains; therefore heterogeneous, or multi-vendor, network environments require multiple element management systems.

        Operations management focuses on collections of linked network devices. Operations management systems discover network components, show network topology and device status, support day-to-day administration and supply "break-fix" fault and problem management, or troubleshooting, functions. Such systems understand the relationships between multi-vendor network components. They are often called "frameworks" or "manager of managers" because they consolidate data from different element management systems and provide a structure for managing heterogeneous, or multi-vendor, networks. However, operations management systems offer little or no traffic-based network performance information. Hewlett-Packard's OpenView and Micromuse's Netcool are examples of operations management systems.

        Performance or service management deals with the quality and level of service provided by the network devices and communications links that deliver business applications across the network. It compares the expected performance of the network elements individually and in the aggregate, against actual results by collecting and archiving data over time for baselines, trend analysis, historical usage analysis and service level reporting. The most sophisticated systems collect data in real time for on-the-spot investigation and management as well as perform advanced analysis. These include functions such as comparisons of actual service levels to predefined metrics, predictions of when service level objectives will not be met and the forecast of when performance deterioration will result in business user impacts. Our nGenius® Performance Manager through its real-time monitoring and troubleshooting features, as well as its capacity planning and reporting functions, addresses the needs of the performance management model.

        Business management aligns network and network service performance with the business processes. It is an emerging, yet increasingly critical, area of network management that maps high priority business processes or services to the chain of underlying supportive network computing components and documents the relationships and inter-dependencies. It also integrates component status and performance measurements to display performance at the business service level and correlates network component problems to the affected business service. These advanced functions provide insight into the business impact of network problems, which help prioritize network support resources. They also add a business value dimension to network planning and design efforts. With a large array of Web-based reports presenting network and application performance in a business context, and demonstrating how the network supports business initiatives, our nGenius® Performance Management System has begun to fill the gap that exists in this arena of network management today.

NetScout's Approach to Network Management

        Our approach to network management is based on the belief that a unified system that provides the links from performance management into business management in one integrated platform will give end-users a much more comprehensive view of critical network resources within the computer network. The introduction of CDM™, or Common Data Model, technology and architecture is the cornerstone of this approach.

CDM™ Technology

        We have developed the unique CDM™ technology around the firm conviction that flow-based performance data is the most powerful basis upon which to build high-value, business-relevant network and application performance management solutions. Our flow-based approach simplifies user tasks by integrating traffic flow data from disparate network technologies into a common model for consistent analysis, views and reports. The CDM technology will allow us to collect performance data from multiple sources spanning virtually any network or application technology or topology, whether retrieved from our probes, infrastructure devices, or value-added performance information from our technology partners' devices. All data is then mapped into a common performance data repository, where nGenius® Performance Manager can be used to provide a comprehensive solution for real-time and historical troubleshooting, capacity planning, and applications performance management across the enterprise. It delivers a complete end-through-end view of the performance of network applications and services.

NetScout Products and Performance Technology

        We develop, sell, manufacture and support network performance management solutions under the nGenius® brand. The nGenius® Performance Management System, based on our Patent-Pending CDM™ technology, is a robust and complete solution, consisting of integrated hardware and software components that monitor, measure and report on the network's ability to fulfill its performance, cost and service-level objectives.

        The system is comprised of:

  •
  Information Aggregation, Recording, Analysis and Presentation, implemented in a single, integrated performance management application, which processes network-wide traffic information for real-time analysis and troubleshooting, and for historical trending and reporting by teams of collaborating network operations, planning and other IT and business users.

  •
  Data Collection consists of high performance, dedicated network probes that monitor, aggregate and analyze network traffic information for further processing and reporting by server-based management applicatons; intelligent software agents that generate synthetic end-user transactions, and measure and report on response times of the applications supporting those transactions and, starting later this year, so called CDM Adaptors, which collect traffic information from switches and routers.

        nGenius® Performance Manager v. 1.4 is a multi-function performance management solution implemented in a single, integrated application that monitors and reports network and application traffic, troubleshoots performance problems and provides precise information for capacity planning. It seamlessly integrates real-time and historical information in a single management application. By using data collected by our probes, it provides a logical, business-oriented representation of network performance, with the ability to drill-down into layers of additional detail. This intuitive solution that has been designed for ease of use and Web-based distribution also contains features that simplify and enable the logical monitoring and management of large, geographically dispersed networks. nGenius® Performance Manager v. 1.4 began shipping in June 2002.

        The following three software applications were each sold individually as part of the nGenius® Performance Management System during part of this past fiscal year. They are no longer available for purchase. The key features of these products have been incorporated into nGenius®Performance Manager v. 1.4 or will be incorporated into a future release of that product.

  •
  nGenius® Real-Time Monitor
   nGenius® Real-Time Monitor is now only available as part of CiscoWorks 2000.

  •
  nGenius® Application Service Level Manager
  As of February 1, 2003   nGenius® Application Service Level Manager is no longer available as a stand-alone product. Its key functions will be incorporated into future releases of nGenius® Performance Manager.

  •
  nGenius® Capacity Planner
  This product is no longer sold as an individual software application product. Many features of Capacity Planner have been incorporated into   nGenius® Performance Manager.

        The hardware portion of the nGenius® Performance Management System, is our probes that are at the core of our network performance management solution. These high performance appliances attach to the network in a non-intrusive, passive manner and monitor traffic patterns in real time on any segment of the network that is deemed critical by IT managers. Through in-depth analysis of traffic information on the fly, the probes are able to monitor error rates, usage levels and response times by application, by user and by server and are able to detect and alarm on unexpected conditions. By placing probes at strategic locations throughout a network, organizations gain network-wide visibility of their traffic flows so they can better understand and optimize application performance and delivery.

        We continually enhance our probe technology to ensure visibility into all types of network traffic and communications technologies. nGenius® probes monitor all business applications, as well as voice, video, and Web applications. They support the widest range of network topologies, including Gigabit Ethernet; Fast Ethernet; Frame Relay and Wide Area Network T1/E1 and T3/E3; Demarcation-point T1D/E1D; HSSI, DS3/E3; ATM for DS3/E3 and OC-3c/STM-1 and OC-12c/STM-4 Packet-over-SONET for OC-3c/STM-1 and OC-12c/STM-4.

        Our track record of innovation began with the introduction of Ethernet probes in 1992 and continues unabated today. We have continued to innovate probe technology with the addition of more than thirty new probes over the past ten years. During fiscal year 2003, we introduced new probe products that significantly expand our market reach. In December, we introduced the first in our series of Fibre Channel Probes. This new probe family addresses the exploding market of Storage Area Networks (SANs), and we believe, positions us as the standard bearer for storage area performance monitoring management. In November, we responded to the concern of our customer base to incorporate new security features into the probes by introducing the nGenius® Network Security Adaptor. This probe option allows network intrusion detection systems to interoperate with NetScout Probes simplifying and optimizing their deployment in enterprise networks.

        In addition to the nGenius® Fibre Channel Probe and the nGenius® Network Security Adaptor, we have also introduced a number of other new probe models that address the increasingly complex networks that organizations employ today. Among the new probes introduced are: the nGenius® Gigabit Ethernet Aggregation probe, the nGenius® Eight Port Gigabit Ethernet Probe, the nGenius® ATM OC3c/OC12c (STM-1/STM-4) probe, the nGenius® Gigabit Ethernet over Copper probe, and the nGenius® T3/E3 Remote WAN Probes.

        In conjunction with probe innovation, we have continually looked to help reduce our customers' total cost of ownership. During this past fiscal year, we migrated our probes to the space-saving 1U chassis that gives users flexible and cost-saving configuration options. We consistently strive to expand our network traffic monitoring capabilities by innovating highly valuable, unique applications performance information through new probe software extensions, including extensions for application response time, Web-application content response time and Voice-over-IP. Maintenance customers can upgrade their probes by downloading new versions of the probe software over their network, keeping their monitoring capability current with our industry-leading innovations.

Strategy

        Enhancing shareholder value through continued growth, profitability and market leadership is our continued objective. We intend to pursue growth through expanding our worldwide presence, expanding our customer base, establishing relationships with new technology partners, increasing our mindshare with strategic resellers and augmenting ongoing business and penetration within our established customers. We intend to extend our market leadership by continuing to develop the market's first strategic, integrated, network performance management platform that overlays the network and generates the information needed to proactively avoid network failures and performance degradations. Key elements of our strategy include:

        Extend Technology Leadership.    We intend to continue to devote significant development resources to expanding and enhancing our first-to-market, integrated platform for performance management solutions that capitalizes on our extensive experience with global organizations and their very large computer networks. Key aspects of our technology leadership include the ability to develop new and groundbreaking performance management techniques, the ability to deliver solutions across a multi-vendor environment, and our vision of emerging uses of communications technology and networked environments. As part of our strategy, we will enter into strategic relationships with, and/or acquire other companies to complement our technologies. We intend to incorporate new technologies and provide solutions that will enable businesses, service providers, and governmental agencies to manage and optimize the performance of their networks, network-delivered applications and network-based service offerings.

        Expand Reporting and Analysis Software Solutions.    We plan to enhance our analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities that have been created by changes in networking technologies as well as trends, such as Voice-over-IP and storage networks. We also plan to leverage the unique information generated by our probes and integrated reporting and analysis tools through enhancements and additions to our nGenius® Performance Management System.

        Extend Probe Family.    We plan to continue the expansion of our probe line, extending our monitoring capabilities to meet emerging network environments, higher speeds, new types of traffic, new communications architectures, new communications technologies and new network topologies. To ensure that our customers are able to achieve comprehensive oversight of their networks, we will maintain our support for older technologies while regularly introducing probes for newer ones. Our probe family covers technologies for both domestic and international markets.

        Leverage Installed-Base Opportunities.    Throughout our history there have been more than 3,000 customers that have deployed our products worldwide to monitor more than 85,000 network segments. We have initiated steps to target existing users of our products with marketing and sales programs designed to promote more extensive use of our performance management solutions. Customers can purchase products through our reseller partners or directly from us. In both cases (reseller or direct sales), we believe in a "high-touch" selling model. In this model, our worldwide field sales force maintains a very high presence with customers and prospects, consulting in both direct and reseller sales opportunities to satisfy customers' needs.

        Target Market Opportunities.    We target our products at markets that we believe have the potential for growth. We have identified the following markets as having the potential for increasingly strong demand for our integrated products:

  •
  Global enterprises;

  •
  Federal, state and local governments;

  •
  Global service providers, including carriers, Internet Service Providers, or ISPs, Managed Service Providers, or MSPs, and outsourcers; and

  •
  Professional technology services organizations, such as systems integrators.

        Cisco Relationship.    Since 1994, we have had a strategic relationship with Cisco Systems, Inc. Over time, the relationship expanded to include exchange of technology development plans, the private labeling and reselling of our probes and real-time monitoring software and joint field sales and support activities. Development activities have included the exchange of technology and product plans between NetScout and Cisco to guide development of network management technologies that align with the future needs of Cisco-powered networks. Standard functionality in our solutions has grown to include support for Cisco's switch product line, as well as their Netflow and Quality of Service technologies, leading to the resale of our software technology in the CiscoWorks 2000 LAN Management Solution and Routed WAN Management software bundles. On June 12, 2001, we announced a change in the Cisco relationship where Cisco discontinued private labeling and reselling our probes and began referring sales opportunities for probes directly to us. During fiscal year 2002 and 2003, we have successfully transitioned Cisco customers who are actively purchasing our products to our direct and indirect sales channels. The change was precipitated by the two companies' need to evolve their sales and support model to better meet changing customer requirements and for each company to meet their internal profitability objectives. The strategic aspect of the relationship involving the resale of our nGenius® Real-Time Monitor software with Cisco's CiscoWorks2000 LAN Management Solution software bundle and the exchange of technology plans continues. The two companies' development organizations also continue to collaborate on product direction.

        Expand Distribution Channels.    We plan to continue to increase our direct field sales presence where it is advantageous to do so during fiscal year 2004. We also seek to develop additional indirect distribution channels with systems integrators, resellers and service providers. In addition to Cisco, our channel relationships include: Avnet Computer, Northrup Grumman, Acterna, Siemens, TGS Telonic, and others. During this past year we have announced agreements with Digital China to expand our sales presence in the People's Republic of China and SCS to give us more coverage in Singapore as well as Dimension Data to assist our sales efforts in Europe. These and other important channel partners facilitate the worldwide distribution and market acceptance of our solutions.

        Facilitate Development of Complementary Third-Party Products and Strategic Relationships.    Our probes generate rich performance information that can be leveraged by third-party software products. As a means to increase demand for our products, we encourage the development of applications that leverage our solutions. Our nGenius® product platform also facilitates the delivery of complementary performance management and reporting applications with its open-style architecture and user interface portal. OPNET, a partner, uses our unique network information to develop sophisticated, predictive models of our joint customers' networks' behavior. We have expanded our partnership with OPNET to include the integration of our real-time traffic and performance information into their products. In addition, our nGenius® Real Time Monitor and nGenius® Performance Manager can be used with Hewlett-Packard's OpenView Network Node Manager.

        With the advent of CDM Technology and our solution's ability to display and analyze disparate data sources, we have announced an Alliance Program targeted at both network infrastructure vendors and network management application providers. This year we announced partnerships with such companies as Extreme Networks and Foundry Networks so that the nGenius® Performance Management System can capture and use information generated by their network devices, giving our customers a more comprehensive and unified view of the performance of their entire network.

        We intend to leverage the competitive advantage of our application and user-level network-traffic-information-generating technology in probes, agents and analysis software to build the broadest, most robust network performance management solution for large, global, strategic networks of the future—a solution which will be the core management system for those networks.

Sales and Marketing

        NetScout targets corporations, government and service providers with large, mission-critical networks through a combination of direct and indirect sales channels. Our direct sales teams play an integral and influential role in serving a large portion of our channel partners' accounts, providing the consulting expertise needed to determine the technical and practical needs of customers and designing and presenting the solutions that best suit those needs. We prioritize hiring practices and training programs to ensure our sales personnel are both highly talented and well trained. We provide programs for our direct sales force, as well as channel partners, throughout the year, for in-depth product and technical training. We encourage joint initiatives involving our sales teams and the teams of our partners.

        NetScout's sales force utilizes a direct "high-touch" sales model that consists of meetings with customers to understand and identify their individual business requirements. Our sales teams then translate those requirements into tailored business solutions that allow the customer to maximize the performance of their network. Due to the complexity of the systems and the capital expenditure involved, our sales cycle can extend anywhere from three to twelve months. There is significant, ongoing revenue opportunity with customers as they grow and change their networks, and our sales model is designed to capitalize on this opportunity.

        Over the past several years, we have channeled the largest portion of our indirect sales through our strategic partner, Cisco Systems, Inc. Revenue derived through the Cisco channel represented 51%, 32% and 10% of our total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. A portion of the total Cisco channel revenue, approximately 13%, 11% and 10% of total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively, has been derived through royalties we received from Cisco as compensation for our core monitoring technology being resold as part of CiscoWorks2000 software bundle and from support revenue received from Cisco. The remaining 38% and 21% of total revenue for the fiscal years ended March 31, 2001 and 2002, respectively, were derived through sales of NetScout probes sold to Cisco customers through joint selling by the Cisco and NetScout sales organizations. As part of this program, Cisco resold our probes to customers under their private label. As of July 28, 2001, Cisco ceased marketing or selling NetScout probes under their private label; however, they continued to place their backlog orders with us through December 31, 2001. Through the joint sales and support activities with Cisco, NetScout established relationships with many large enterprises. We have maintained our relationship with many Cisco customers who have been actively purchasing our products and now we sell to them through either a direct or reseller relationship. Our software continues to be sold as part of the CiscoWorks2000 LAN Management Solution software bundle, however, during fiscal year 2003 Cisco discontinued incorporating our software in their Routed WAN Management Solution. On August 1, 2002, we amended our agreement with Cisco regarding the incorporation of our software into Cisco's products to extend the term of the agreement until November 1, 2003 with automatic renewals for 18-month periods, subject to certain conditions.

        Our indirect channel partners include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Total revenue from indirect distribution channels represented 72%, 59% and 55% of total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively.

        Our sales force is organized into three main regions, North America, Europe-Middle East-Africa and Asia Pacific. Revenue from sales outside North America represented 10%, 13% and 18% of our total revenue in the fiscal years ended March 31, 2001, 2002 and 2003, respectively. Substantially all of our sales in North America are attributable to the United States. Sales outside North America are primarily through indirect channel partners, which are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. The North America revenue figures include sales made by NetScout to these North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout still accounts for these shipments as North America revenue since NetScout ships the products to a domestic location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future. For more information on the geographic distribution of our revenue, see Note 15 to the Consolidated Financial Statements attached hereto.

        As of March 31, 2003, our North American field sales organization consisted of 73 employees. Our international sales organization consisted of 31 employees with offices in the United Kingdom, France, Hong Kong, Germany, Norway and Singapore. In addition, we had 24 employees responsible for providing telesales, training and sales and administrative support.

        As of March 31, 2003, our marketing organization consisted of 15 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout brand name in the marketplace. Key elements of our marketing strategy focus on demand generation in new target markets, demand generation within our installed base, and acceleration of strategic selling relationships with local and global resellers and systems integrators.

Support Services

        Customer satisfaction is a key driver of NetScout's success. NetScout MasterCare support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. NetScout offers premium 24/7 toll-free support to its MasterCare Platinum customers in addition to our standard MasterCare Gold support offering. We have support personnel located in the United States and abroad with some of the support provided by qualified third party support partners. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. For software, which also includes software embedded in our probes, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. We believe our warranties are consistent with commonly accepted industry standards.

        NetScout issues a monthly support newsletter, MasterCare News, which informs our MasterCare customers of new releases, patches, technical tips and documentation tips. MasterCare customers receive the benefits of an advanced customer support web site that provides an on-line database of Frequently Asked Questions and the latest down-loadable patches as well as the on line trouble ticketing system. NetScout continues to make new investments in call center infrastructure to further improve our ability to service our customers.

Research and Development

        Our success depends on our ability to anticipate and innovate solutions that will meet emerging customer requirements. We have extensive experience in market development in conjunction with pioneering next generation network performance management technologies. Our core technology for monitoring and troubleshooting network and applications performance remains positioned at the forefront of a growing market. In fiscal year 2001, we began new market development in conjunction with our introduction of the market's first integrated network performance management system. Our nGenius® system integrates the principal functions of network performance management: real-time network monitoring, network applications monitoring, troubleshooting and resource capacity planning. Our plans are to leverage the comprehensive benefits of this new, integrated solution into emerging, growth-oriented markets.

        As of March 31, 2003, our research and development organization consisted of 98 employees. In addition, we sometimes contract with third parties to perform specific development projects. Research and development expenditures for the fiscal years ended March 31, 2001, 2002 and 2003 were approximately $15.4 million, $19.8 million and $17.1 million, respectively. To date, all research and development expenses have been expensed as incurred.

        We predominantly develop our products internally, with some third party contracting. To promote industry standards and manifest technology leadership, we engage actively in, contribute to, and often provide a leadership role in industry standards-bodies, such as the IETF or SNIA. These activities provide early insight into the direction of network and application performance management requirements going forward for current and emerging technologies.

        We also continue our technology collaboration within the framework of our strategic relationship with Cisco Systems, Inc. As a part of this collaboration, we review and address the network and application performance management needs generated by Cisco-specific standards-implementations and product and technology initiatives. These collaborations, similar to industry standards group activities, provide NetScout with early insight into Cisco-specific plans and directions, allowing NetScout quick time-to-market with new products and technologies.

Manufacturing

        Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with general customer requirements. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. NetScout successfully renewed its ISO 9001 certification in February 2002. Currently we are in the process of upgrading to the ISO 9001:2000 quality systems registration and are scheduled for renewal in July 2003. As of March 31, 2003, our manufacturing organization consisted of 22 employees.

        Although we generally use standard parts and components for our products, which are available from numerous suppliers, each of the computer network interface cards used in our probes is currently available only from separate single source suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. We have few supply commitments with our suppliers but believe that, in most cases, alternate suppliers can be identified if current suppliers are unable to fulfill our needs.

Customers

        We sell our products to businesses, government agencies and organizations with large- and medium-sized high-speed computer networks. We have sold a majority of our products through indirect distribution channels to more than 3,000 customers worldwide. Our products have been sold to customers operating in a wide variety of industries, such as financial services, technology, manufacturing, government, service provider, healthcare and retail. Due to rapid order fulfillment we do not operate with significant backlog.

        Other than Cisco, no customer represented 10% or more of our revenue for the fiscal years ended March 31, 2001, 2002 and 2003.

        During the fiscal year ended March 31, 2003, we added a number of new resellers to our channel partner program and we are putting additional emphasis on growing our international business through establishing new alliances.

Competition

        The market for our products is new and rapidly evolving, and we expect it to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our principal competitors include a number of companies who offer one or more solutions for the network and application performance management market, some of which compete directly with our products. For example, we compete with vendors of portable network traffic analyzers and probes, such as Network Associates, Inc., and providers of software only network management suites, such as Concord Communications. In addition, leading network equipment providers could offer their own or competitors' solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality and price, name and reputation of vendor, distribution strength, and alliances with industry partners.

Intellectual Property Rights

        Our success and competitiveness are dependent to a significant degree on the protection of our intellectual property portfolio. NetScout leverages contractual instruments, statutory laws and various domestic and foreign intellectual property registration processes to police and protect its intellectual property portfolio from unauthorized use. From a contractual perspective, NetScout uses various license agreements and non-disclosure agreements to limit the use of NetScout's intellectual property and protect NetScout's trade secrets from unauthorized disclosure. NetScout uses U.S. copyright registration to protect against unauthorized copying of certain software programs, U.S and foreign trademark registration to preserve and protect certain brand name recognition and U.S. patent registration to protect certain unique NetScout inventions from being unlawfully exploited by other parties.

        With respect to trademark registration, NetScout has been granted registration of the NETSCOUT mark by the U.S., Canadian, and European Union (OHIM) trademark offices. Additionally, registration has been granted by the U.S., Canadian, and Japanese trademark offices for the NetScout logo. Recently, NetScout was granted registration by the United States Patent and Trademark Office for the NGENIUS mark. Moreover, we also have been granted registrations in the U.S., Australia, Hong Kong, Japan, and Switzerland for NEXTPOINT, in the U.S. and the European Union for SYNTHETIC TRANSACTIONS, in the U.S., European Union, and Japan for TRAFFIC SIGNATURES, and in the European Union and Japan for APPSCOUT and BUSINESS-CENTRIC NETWORK MANAGEMENT.

        Currently, NetScout has applications for trademark registration pending in the U.S. for NGENIUS PROBES and in the Canadian and European Union (OHIM) trademark office for NGENIUS.

        Additionally, NetScout has rights in the unregistered trademarks of NGENIUS REAL-TIME MONITOR, NGENIUS CAPACITY PLANNER, NGENIUS APPLICATION SERVICE LEVEL MANAGER, NGENIUS NETWORK SECURITY ADAPTOR, NGENIUS PERFORMANCE MANAGER, and NGENIUS NEWSTAND and to the NetScout slogan, "BECAUSE THE NETWORK IS THE BUSINESS".

        With regard to copyright registration, NetScout has received copyright registration from the United States Copyright Office for its NGENIUS® PERFORMANCE MANAGER 1.4 software program. Additionally, NetScout has submitted its firmware 5.2 work to the United States Copyright Office for registration.

        We also have one issued patent and three pending patent applications.

Employees

        As of March 31, 2003, we had 344 employees, 222 of whom were based at our headquarters in Westford, Massachusetts. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Properties

        We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in August 2013 and we have an option to extend the lease for an additional five-year term. We also lease office space in fifteen other cities for our sales and support personnel, including 3,200 square feet of space in the United Kingdom and 4,400 square feet of space in California. We believe that these existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

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

Quarter Ended	High	Low
June 30, 2001	$9.66	$4.25
September 30, 2001	$6.40	$3.30
December 31, 2001	$11.89	$3.80
March 31, 2002	$9.70	$6.63
June 30, 2002	$9.20	$4.06
September 30, 2002	$6.15	$2.65
December 31, 2002	$5.29	$3.17
March 31, 2003	$4.70	$2.84

        As of June 9, 2003 there were approximately 4,227 stockholders of record of the Company's common stock.

Dividend Policy

        In fiscal years 2002 and 2003, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our bank loan agreement prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements and general business conditions.

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

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended March 31, 2001, 2002 and 2003 and the consolidated balance sheet data as of March 31, 2002 and 2003 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended March 31, 1999 and 2000 and the consolidated balance sheet data as of March 31, 1999, 2000 and 2001 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. On July 7, 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint. The results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout's consolidated statement of income and consolidated balance sheet for the fiscal year 2001. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year ended March 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$50,374	$57,206	$75,673	$51,583	$41,696
Service	8,710	12,804	18,506	21,102	24,527
License and royalty	8,467	16,149	13,772	9,599	5,435

Total revenue	67,551	86,159	107,951	82,284	71,658

Cost of revenue:
Product	19,250	21,139	25,737	18,465	13,282
Service	1,235	1,718	3,453	3,628	4,565

Total cost of revenue	20,485	22,857	29,190	22,093	17,847

Gross margin	47,066	63,302	78,761	60,191	53,811

Operating expenses:
Research and development	7,526	9,526	15,424	19,841	17,100
Sales and marketing	20,375	27,945	39,985	36,017	33,380
General and administrative	4,104	4,631	8,382	8,107	7,447
Amortization of other intangible assets	—	—	1,080	1,457	1,088
Amortization of goodwill	—	—	6,812	9,026	—
In-process research and development	—	—	268	—	—

Total operating expenses	32,005	42,102	71,951	74,448	59,015

Income (loss) from operations	15,061	21,200	6,810	(14,257)	(5,204)
Interest income, net	926	2,551	3,923	1,919	1,145

Income (loss) before income taxes (benefit)	15,987	23,751	10,733	(12,338)	(4,059)
Income taxes (benefit)	5,715	8,539	7,027	(927)	(1,520)

Net income (loss)	$10,272	$15,212	$3,706	$(11,411)	$(2,539)

Basic net income (loss) per share	$0.55	$0.70	$0.13	$(0.39)	$(0.08)
Diluted net income (loss) per share	$0.43	$0.56	$0.12	$(0.39)	$(0.08)
Shares used in computing:
Basic net income (loss) per share	18,586	21,750	28,487	29,533	29,897
Diluted net income (loss) per share	23,706	26,946	29,726	29,533	29,897

	March 31,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$25,477	$70,322	$61,382	$69,265	$71,265
Working capital	24,489	74,866	67,665	60,389	68,127
Total assets	43,974	96,748	142,080	137,298	134,923
Class B redeemable convertible common stock	44,161	—	—	—	—
Total stockholders' equity (deficit)	(13,124)	81,122	121,045	112,707	111,801

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and cost management of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by enterprises, large governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States.

        NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations.

Critical Accounting Policies

        NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets and valuation of deferred tax assets to be critical in fully understanding and evaluating our financial results.

Revenue Recognition

        Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable.

        For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price customers pay when the element is sold separately.

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

        License and royalty revenue consists primarily of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. License revenue is recognized when delivery has occurred and when we become contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon reported product shipments by the license holder.

        Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, system integrators and service providers, represented 72%, 59% and 55% of total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. Total revenue generated from Cisco Systems, Inc. represented 51%, 32% and 10% of our total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the fiscal years ended March 31, 2001, 2002 and 2003.

        In the past, Cisco resold our probes to customers under their private label. As of July 28, 2001, Cisco ceased marketing or selling NetScout probes under their private label; however, they continued to place their backlog orders with us through December 31, 2001. We have completed the transition of Cisco customers who are actively purchasing our products through either a direct or reseller relationship with NetScout. Additionally, Cisco continues to incorporate components of our software technology into their products. On August 1, 2002, we amended our agreement with Cisco regarding the incorporation of our software into Cisco's products to extend the term of the agreement until November 1, 2003 with automatic renewals for 18-month periods, subject to certain conditions.

        Revenue from sales outside North America represented 10%, 13% and 18% of our total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. Sales outside North America are primarily due to indirect channel partners, who are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable is reduced by an allowance for doubtful accounts. Our normal payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At March 31,

2003, one customer accounted for 10% of our accounts receivable balance; at March 31, 2002, no customer accounted for 10% or more of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, we do not require collateral from our customers. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates relating to the allowance for doubtful accounts prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

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

        Inventories are reduced by a reserve for obsolete and excess inventory. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates relating to obsolete and excess inventory prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

Valuation of Long-Lived Assets

        NetScout assesses goodwill for impairment on a reporting unit basis at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

        As of March 31, 2003, goodwill and other intangible assets were $28.8 million and $272,000, respectively. We operate as one reporting unit. We consider the market capitalization of our outstanding common stock versus our stockholders' equity as an indicator that may potentially trigger an impairment of goodwill. Although our market capitalization has recently been below our stockholders' equity, we do not believe that an impairment of goodwill has occurred. We believe this decrease in our market capitalization reflected a temporary decline in our stock price. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss.

        Significant judgments and estimates are made when assessing impairment. If our accounting judgments and estimates relating to long-lived assets prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Valuation of Deferred Tax Assets

        NetScout recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgments are required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. When assessing the need for a valuation allowance, we consider such factors as our historical cumulative taxable income or loss, projected taxable income in early future periods, trends of our operating results and the strength of our business from both a financial and technological perspective.

        As of March 31, 2003, deferred tax assets were $9.4 million, consisting primarily of net operating loss carryforwards and research and development tax credits, which begin to expire in fiscal year 2012, and other temporary differences. Significant accounting judgments and estimates are made when determining our deferred tax assets and assessing the need for a valuation allowance. If our judgments and estimates relating to our deferred tax assets prove to be inadequate, a valuation allowance may be required and our financial results could be materially adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred taxes in the future, an adjustment to the deferred tax assets will be charged to income in the period such determination is made.

Results of Operations

        The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.
Statements of Operations Percentages

	Year Ended March 31,
	2001	2002	2003
Revenue:
Product	70.1%	62.7%	58.2%
Service	17.1	25.6	34.2
License and royalty	12.8	11.7	7.6

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	23.8	22.4	18.5
Service	3.2	4.4	6.4

Total cost of revenue	27.0	26.8	24.9

Gross margin	73.0	73.2	75.1

Operating expenses:
Research and development	14.3	24.1	23.9
Sales and marketing	37.0	43.8	46.6
General and administrative	7.8	9.9	10.4
Amortization of goodwill	6.3	11.0	—
Amortization of other intangible assets	1.0	1.7	1.5
In-process research and development	0.3	—	—

Total operating expenses	66.7	90.5	82.4

Income (loss) from operations	6.3	(17.3)	(7.3)
Interest income, net	3.6	2.3	1.6

Income (loss) before income taxes (benefit)	9.9	(15.0)	(5.7)
Income taxes (benefit)	6.5	(1.1)	(2.1)

Net income (loss)	3.4%	(13.9%)	(3.6%)

Fiscal Years Ended March 31, 2003 and 2002

Revenue

        Total revenues were $71.7 million and $82.3 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 13% from 2002 to 2003.

        Product.    Product revenues were $41.7 million and $51.6 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 19% from 2002 to 2003. Product revenue accounted for 58% and 63% of total revenues for fiscal years 2003 and 2002, respectively. The decrease in product revenue was primarily due to a 37% decrease in unit sales, which was attributable to the slowdown in network management capital spending in many large enterprises as a result of the economic downturn, partially offset by an increase in the average selling price of approximately 24% attributable to the increased sales of our higher-end probes. We expect the current challenging market resulting from information technology capital spending constraints in the U.S. and abroad and the current economic downturn will have an impact on our future product revenue results and, therefore, in the short-term, we expect to have little or no change to our current product revenue.

        Service.    Service revenues were $24.5 million and $21.1 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing an increase of 16% from 2002 to 2003. Service revenues accounted for 34% and 25% of total revenues for the fiscal years 2003 and 2002, respectively. The increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base. We anticipate that we will continue to increase our service revenue in fiscal year 2004 as our current installed base continues to expand.

        License and royalty.    License and royalty revenues were $5.4 million and $9.6 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 43% from 2002 to 2003. License and royalty revenues accounted for 8% and 12% of total revenues for fiscal years 2003 and 2002, respectively. The decrease in revenue was primarily due to a decrease in unit sales partially caused by the current economic downturn and also by Cisco discontinuing the incorporation of our software into one of their products for part of fiscal year 2003. We anticipate a continued decrease in our license and royalty revenues due to royalty price reductions and our decreased focus on royalty partnerships in favor of a concentration on partnerships that more closely complement our current product strategies.

Cost of Revenue and Gross Margin

        Product.    Cost of product revenue consists primarily of components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $13.3 million and $18.5 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 28% from 2002 to 2003. Product costs accounted for 32% and 36% of total product revenue for the fiscal years 2003 and 2002, respectively. The decrease in product costs corresponds with the 37% decrease in unit sales attributable to the overall slowdown in network management capital spending in many large enterprises as a result of the economic downturn and obsolescence expense related to a bulk purchase of vendor end-of-life materials in fiscal year 2002, slightly offset by an approximate 11% increase in average cost attributable to increased sales of our higher-end probes, and a 25% decrease in our fixed overhead manufacturing costs and a 9% decrease in personnel expense. Product gross margins were 68% and 64% for the fiscal years ended March 31, 2003 and 2002, respectively. This increase in product gross margin percentage was primarily due to an increase of approximately 24% in average selling price per unit and a decrease in our fixed manufacturing costs, partially offset by an approximate 11% increase in average cost per unit.

        Service.    Cost of service revenue consists primarily of personnel, material and consulting costs. Cost of service revenues were $4.6 million and $3.6 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing an increase of 26% from 2002 to 2003. Service costs accounted for 19% and 17% of total service revenue for the fiscal years 2003 and 2002, respectively. Service gross margins were 81% and 83% for the fiscal years ended March 31, 2003 and 2002, respectively. The increase in costs and decrease in gross margin percentage were primarily due to increases in our personnel and related travel costs. While service revenue increased by 16%, cost of service revenue increased by 26%, resulting in the decrease in service gross margin.

        Gross margins were $53.8 million and $60.2 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 11% from 2002 to 2003. Gross margin percentage was 75% and 73% for the fiscal years ended March 31, 2003 and 2002, respectively. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. The increase in gross margin percentage was primarily due to an increase in product margin percentage which resulted from an increase of approximately 24% in average selling price per unit and a decrease in our fixed manufacturing costs, partially offset by an 11% increase in average cost per unit. This increase was somewhat offset by a decrease in license and royalty revenue, which have no related costs and thereby have high margins.

Operating Expenses

        Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $17.1 million and $19.8 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 14% from 2002 to 2003. Research and development expenses accounted for 24% of total revenue for each of the fiscal years 2003 and 2002, respectively. The decrease in expenses was primarily due to a 63% decrease in stock-based compensation charges related to the NextPoint acquisition from 2002 to 2003 and an 8% decrease in personnel costs related to incentive compensation from 2002 to 2003. Headcount in research and development was 98 and 104 for the fiscal years ended March 31, 2003 and 2002, respectively. We anticipate that in fiscal year 2004, we will decrease research and development expenses in absolute dollars primarily due to decreased stock-based compensation expenses.

        Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $33.4 million and $36.0 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 7% from 2002 to 2003. Sales and marketing expense costs accounted for 47% and 44% of total revenue for the fiscal years 2003 and 2002, respectively. The decrease in total expenses was primarily due to a 3% decrease in personnel costs related to a decrease in commission expense due to lower sales volume and a 63% decrease in spending on marketing programs from 2002 to 2003. Headcount in sales and marketing was 143 and 148 for the fiscal years ended March 31, 2003 and 2002, respectively. We anticipate that we will increase sales and marketing expenses in absolute dollars due to increased commission compensation as a result of an anticipated shift in revenue from non-commissionable sales, such as royalties, to commissionable sales, such as product and service sales, and an increase in marketing programs for fiscal year 2004.

        General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees. General and administrative expenses were $7.4 million and $8.1 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 8% from 2002 to 2003. General and administrative expenses accounted for 10% of total revenue for the fiscal years 2002 and 2003, respectively. This decrease in total expenses was primarily due to decreases in various general and administrative expenses including personnel, other incentive compensation, accounting services and investor relations expenses partially offset by a $1.0 million write-off of a note receivable. Headcount in general and administrative was 50 and 58 for the fiscal years ended March 31, 2003 and 2002, respectively. We anticipate that we will decrease general and administrative expenses in absolute dollars in fiscal year 2004 primarily due to a one-time impairment charge of a notes receivable recorded in fiscal year 2003, which will not impact fiscal year 2004 expenses.

        Amortization of goodwill.    With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. Amortization of goodwill was $9.0 million for the fiscal year ended March 31, 2002. Amortization of goodwill expense accounted for 11% of total revenue for the fiscal year 2002.

        Amortization of other intangible assets.    Amortization of other intangible assets, acquired with the acquisition of NextPoint, was $1.1 million and $1.5 million for the fiscal years ended March 31, 2003 and 2002, respectively. Amortization of other intangible assets accounted for 2% of total revenue for the fiscal years 2003 and 2002, respectively. We will continue to amortize other intangible assets at the current rate of $272,000 for the first quarter of fiscal year 2004, at which time it will be fully amortized.

        Interest income, net.    Interest income, net of interest and other expenses, was $1.1 million and $1.9 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a decrease of 40% from 2002 to 2003. The decrease in interest income, net of interest and other expense, was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

        Income taxes (benefit).    The income taxes (benefit) was ($1.5) million and ($927,000) for the fiscal years ended March 31, 2003 and 2002, respectively. NetScout's estimated annual effective income tax rate increased to a benefit rate of 37% in fiscal year 2003 from a benefit rate of 8% in fiscal year 2002. The rate in fiscal year 2002 primarily differs from the expected federal statutory and state tax rates as a result of non-deductible stock-based compensation and amortization of goodwill and other intangible assets.

        Net loss.    Net loss was $2.5 million and $11.4 million for the fiscal years ended March 31, 2003 and 2002, respectively, representing a 78% improvement from 2002 to 2003. The decrease in net loss was mainly attributable to the decrease in the amortization of goodwill and other intangible assets from an aggregate of $10.5 million to an aggregate of $1.1 million for the fiscal years ended March 31, 2002 and 2003, respectively, and a decrease in stock-based compensation from $2.3 million to $898,000 for the fiscal years ended March 31, 2002 and 2003, respectively. Despite these decreases to expenses which improved the net loss, the net loss was also impacted by a reduction in gross margin dollars due to decreased revenue attributable to the economic downturn, offset by reductions in other operating expenses due to spending controls and an increased tax benefit due to lower estimated taxable income for the year ended March 31, 2003.

For the Years Ended March 31, 2002 and 2001

Revenue

        Total revenues were $82.3 million and $108.0 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 24% from 2001 to 2002.

        Product.    Product revenues were $51.6 million and $75.7 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 32% from 2001 to 2002. Product revenue accounted for 63% and 70% of total revenues for fiscal years 2002 and 2001, respectively. The decrease was primarily due to a 49% decrease in unit sales, which was attributable to the slowdown in network management capital spending in many large enterprises as a result of the economic downturn, offset by an increase in the average selling price of approximately 28% attributable to the increased sale of our higher-end probes.

        Service.    Service revenues were $21.1 million and $18.5 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing an increase of 14% from 2001 to 2002. Service revenue accounted for 25% and 17% of total revenues for fiscal years 2002 and 2001, respectively. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated over the previous year combined with continued renewals of customer support agreements from our expanding installed base.

        License and royalty.    License and royalty revenues were $9.6 million and $13.8 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 30% from 2001 to 2002. License and royalty revenue accounted for 12% and 13% of total revenues for fiscal years 2002 and 2001, respectively. This decrease was primarily due to a reduction in Cisco reported unit volume of Cisco products that incorporated our software.

Cost of Revenue and Gross Margin

        Product.    Cost of product revenue was $18.5 million and $25.7 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 28% from 2001 to 2002. Product costs accounted for 36% and 34% of product revenues for fiscal years 2002 and 2001, respectively. This decrease corresponds with the 32% decrease in product revenue attributable to the overall slowdown in network management spending in many large enterprises as a result of the economic downturn. Product gross margins were 64% and 66% for the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in gross margin percentage was primarily due to an increase in fixed manufacturing costs, which was allocated over the decreased number of units sold during the fiscal year.

        Service.    Cost of service revenues were $3.6 million and $3.5 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing an increase of 5% from 2001 to 2002. Service costs accounted for 17% and 19% of total service revenues for fiscal years 2002 and 2001, respectively. Service gross margins were 83% and 81% for the fiscal years ended March 31, 2002 and 2001, respectively. The increase in cost of service revenue was primarily due to an increase in our personnel costs and related travel costs, partially offset by a decrease in consulting costs. While service revenue increased by 14%, cost of service revenue increased by only 5%, resulting in an increase in service gross margin percentage.

        Gross margins were $60.2 million and $78.8 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 24% from 2001 to 2002. Gross margin percentage was 73% for each of the fiscal years ended March 31, 2002 and 2001, respectively. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. Gross margins decreased in absolute dollars as a result of the 32% decrease in product revenue from 2001 to 2002 primarily due to the 49% decrease in unit sales which was attributable to the slowdown in network management spending in many large enterprises as a result of the economic downturn.

Operating Expenses

        Research and development.    Research and development expenses were $19.8 million and $15.4 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing an increase of 29% from 2001 to 2002. Research and development expenses accounted for 24% and 14% of total revenues for fiscal years 2002 and 2001, respectively. This increase was primarily due to a 33% increase in personnel costs from 2001 to 2002, attributable to the acquisition of NextPoint, the impact of a full year of personnel costs related to employees hired during fiscal year 2001 and the reclassification of certain job functions. In addition, there was a 40% increase in stock-based compensation charges related to the NextPoint acquisition from 2001 to 2002. Headcount in research and development was 104 and 94 for the fiscal years ended March 31, 2002 and 2001, respectively.

        Sales and marketing.    Sales and marketing expenses were $36.0 million and $40.0 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 10% from 2001 to 2002. Sales and marketing expenses accounted for 44% and 37% of total revenues for fiscal years 2002 and 2001, respectively. This decrease in absolute dollars was primarily due to a 60% decrease in marketing programs spending and a decrease in travel expense by 15% as a result of a concerted expense control program and a decline in recruiting expense of 79% from 2001 to 2002. Headcount in sales and marketing was 148 and 168 for the fiscal years ended March 31, 2002 and 2001, respectively.

        General and administrative.    General and administrative expenses were $8.1 million and $8.4 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 3% from 2001 to 2002. General and administrative expenses accounted for 10% and 8% of total revenues for fiscal years

2002 and 2001, respectively. This decrease in absolute dollars was primarily due to a 6% decrease in personnel costs from 2001 to 2002. Headcount in general and administrative was 58 and 52 for the fiscal years ended March 31, 2002 and 2001, respectively.

        Amortization of goodwill.    Amortization of goodwill was $9.0 million and $6.8 million for the fiscal years ended March 31, 2002 and 2001, respectively. Amortization of goodwill accounted for 11% and 6% of total revenues for fiscal years 2002 and 2001, respectively. The increase in amortization of goodwill is related to the timing of the acquisition of NextPoint. Fiscal year 2001 included only three quarters of amortization expense, while fiscal year 2002 included a full year of amortization expense.

        Amortization of other intangible assets.    Amortization of other intangible assets, acquired with the acquisition of NextPoint, was $1.5 million and $1.1 million for the fiscal years ended March 31, 2002 and 2001, respectively. Amortization of other intangible assets accounted for 2% and 1% of total revenues for the fiscal years ended March 31, 2002 and 2001, respectively.

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

        Interest incomes, net.    Interest income, net of interest and other expenses, was $1.9 million and $3.9 million for the fiscal years ended March 31, 2002 and 2001, respectively, representing a decrease of 51% from 2001 to 2002. This decrease was primarily due to lower market interest rates on cash and cash equivalents and marketable securities.

        Income taxes (benefit).    Income taxes (benefit) was ($927,000) and $7.0 million for the fiscal years ended March 31, 2002 and 2001, respectively. NetScout's estimated annual effective tax rate increased to a benefit rate of (8%) in fiscal year 2002 from a tax expense rate of 66% in fiscal year 2001. The rates in fiscal years 2002 and 2001 primarily differ from the expected federal statutory and state tax rates as a result of non-deductible stock-based compensation and amortization of goodwill and other intangible assets, as well as a projected taxable loss in fiscal year 2002.

        Net income (loss).    Net income (loss) was ($11.4) million and $3.7 million for the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in net income was primarily the result of lower revenues attributable to the overall slowdown in network management capital spending in many large enterprises as a result of the economic downturn and to a lesser degree higher amortization of goodwill and other intangible assets from $7.9 million to $10.5 million for the fiscal years ended March 31, 2001 and 2002, respectively. The net loss was also impacted by an increase in stock-based compensation from $1.8 million to $2.3 million from fiscal years ended March 31, 2001 and 2002, respectively.

Contractual Obligations

        As of March 31, 2003, we had the following current contractual obligations (in thousands):

Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$33,769	$3,254	$5,954	$6,444	$18,117
Purchase Obligations	59	59	—	—	—
Royalty Obligations	225	150	75	—	—

Total Contractual Obligations	$34,053	$3,463	$6,029	$6,444	$18,117

Guarantor's Agreements

        NetScout indemnifies its officers and directors from certain occurrences while they are or were serving in an official capacity for the Company and this indemnification remains effective for the benefit of that individual's estate, heirs, executors and administrators. The maximum potential amount of future payments that NetScout may be required to make is unknown; however, NetScout does carry directors' and officers' insurance policies that limit our exposure. As a result of our current insurance policy coverage, we believe that the total impact of NetScout's indemnification obligations, while limited, could potentially have a material adverse impact on our financial results.

        NetScout warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in our probes, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions which include but are not limited to non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. We also warrant that all of our support services shall be performed in a good and workmanlike manner. We believe our product and support services warranties are consistent with commonly accepted industry standards.

        Contracts that we enter into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, we may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party's (i) U.S. patent, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require NetScout to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney's fees incurred by them from the lawsuit.

        On very limited occasions, we may agree to provide other forms of indemnification to partners or direct customers, such as indemnification that would obligate us to defend and pay any damages awarded to a third party against a partner or direct customer based on a lawsuit alleging that such third party has suffered personal injury and/or tangible property damage legally caused by negligently designed or manufactured products.

        The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Currently, we believe that there is not likely to be a material impact to our financial results, but if we were to have to defend a related lawsuit and settle claims, they could potentially have a material adverse impact on our financial results.

Liquidity and Capital Resources

        As of March 31, 2003, we had $43.8 million in cash and cash equivalents and $27.4 million in short-term marketable securities, totaling $71.2 million. We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. The line of credit expired on June 8, 2003 and we are currently in the process of renewing the line of credit with substantially similar terms. Such renewal is in the final stages and we expect completion of the renewal in June 2003. Amounts available under the line of credit were a function of eligible accounts receivable and bear interest at the bank's prime rate and were secured by our inventory and accounts receivable. Under the agreement we were required to comply with certain financial covenants. As of March 31, 2003, we were in compliance with such covenants. As of March 31, 2003, we had letters of credit outstanding under the line aggregating $3.2 million relating to our current principle operating lease. In the event that we are unsuccessful in securing the line of credit, we have the ability to secure the letter of credit against our current cash reserve balances.

        Cash provided by operating activities was $3.1 million, $13.7 million and $17.7 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. In the fiscal year ended March 31, 2003, cash provided by operating activities was primarily derived from decreases in accounts receivable as a result of collection activities and decreases in inventories as a result of managing inventory levels, and increases in deferred revenue as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base. These were partially offset by a net loss, decreases in accounts payable and accrued compensation and other expenses as a result of the timing of when payments were due and a reduction in incentive compensation paid to employees and an increase in refundable income taxes as a result of net operating loss carry-backs and research and development credit carry-backs.

        In the fiscal year ended March 31, 2002, cash provided by operating activities was primarily derived from a decrease in inventories as a result of managing inventory levels, an increase in depreciation and amortization and amortization of goodwill and other intangible assets as a result of continued depreciation of fixed assets and amortization related to the acquisition of NextPoint, compensation expense associated with equity awards related to the acquisition of NextPoint and deferred revenue as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base. This was partially offset by a net loss, decreases in accounts payable as a result of the timing of when payments were due and a reduction in incentive compensation paid to employees and an increase in other long-term assets as a result of a prepaid royalty reclassification.

        In the fiscal year ended March 31, 2001, cash provided by operating activities was primarily derived from net income, an increase in depreciation and amortization and amortization of goodwill and other intangible assets, compensation expense associated with equity awards related to the acquisition of NextPoint and deferred revenue as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base and an increase in accounts payable as a result of the timing of when payments were due. This was partially offset by increases in inventories as a result of lower than anticipated sales volume and decreases in accrued compensation and other expenses as the result of paying some additional expenses due to the acquisition of NextPoint.

        Cash provided by (used in) investing activities was $20.4 million, ($51.1) million and ($11.3) million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. For the fiscal years ended March 31, 2003, 2002 and 2001, cash provided by (used in) investing activities have consisted of net proceeds from the maturity of marketable securities, reduced by the purchase of fixed assets. Also for the fiscal year ended March 31, 2001, NetScout acquired NextPoint in July 2000.

        Cash provided by financing activities was $982,000, $426,000 and $1.5 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. For the fiscal years ended March 31, 2003, 2002, and 2001, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of its outstanding common stock, subject to market conditions and other factors. For the fiscal year ended March 31, 2002, NetScout repurchased 124,000 shares of its common stock under this program. Cash to be used under this program in the future is undeterminable at this point in time. In 2001, proceeds from the issuance of common stock were offset by a repayment of notes payable as part of the acquisition of NextPoint.

        We believe that our current cash balances, marketable securities classified as available-for-sale and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our products were to decrease substantially there could be a material impact on our ability to generate cash flow sufficient for our short-term working capital and expenditure needs. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for the first quarter of fiscal year 2004. SFAS No. 143 addresses the financial reporting for obligations and retirement costs relating to the retirement of tangible long-lived assets. NetScout does not currently expect that the adoption of SFAS No. 143 will have a material impact on its financial operating results.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." NetScout does not currently expect that the adoption of SFAS No. 146 will have a material impact on its financial operating results.

        In November 2002, the FASB issued Interpretation 45 ("FIN 45"), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have adopted the disclosure provision of FIN 45 as of March 31, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FAS No. 123," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation and to amend the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ended after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. NetScout has adopted the disclosure requirements of SFAS No. 148 as of March 31, 2003.

        In December 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. NetScout does not currently expect that the adoption of EITF No. 00-21 will have a material impact on its financial operating results.

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

        A termination of our strategic relationship with Cisco may materially adversely impact our business. Cisco incorporates some of our software in their products and provides license and royalty revenue to NetScout. License and royalty revenue and service revenue from Cisco accounted for 13%, 17% and 10% of our total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. Cisco could decide to cease purchasing our software and/or to internally develop products that compete with our solutions or partner with our competitors or bundle or sell competitors' solutions, possibly at lower prices. If our strategic relationship with Cisco were terminated for any reason, our business, operating results and financial condition could be materially adversely impacted.

        Our quarterly operating results may fluctuate.    Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and, therefore, this revenue shortfall would have a disproportionately negative impact on our operating results for that quarter.

        Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

  •
  current technology spending by actual and potential customers;

  •
  the market for network management solutions is in an early stage of development and, therefore, demand for our solutions may be uneven;

  •
  the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;

  •
  the timing and market acceptance of new products or product enhancements by us or our competitors;

  •
  distribution channels through which our products are sold could change;

  •
  the timing of hiring sales personnel and the speed at which such personnel become productive;

  •
  we may not be able to anticipate or adapt effectively to developing markets and rapidly changing technologies;

  •
  our prices or the prices of our competitors' products may change;

  •
  continuation or worsening of the current economic slowdown and the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns; and

  •
  unknown duration and potential spread of the current Severe Acute Respiratory Syndrome ("SARS") situation.

        We operate with minimal backlog because our products typically are shipped shortly after orders are received. As a result, product revenue in any quarter is substantially dependent upon orders booked and shipped in that quarter, and revenue for any future quarter is not predictable to any degree of certainty. Therefore, any significant deferral of orders for our products would cause a shortfall in revenue for that quarter.

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

        Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 72%, 59% and 55% of our total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. While Cisco no longer resold our probes as of July 28, 2001, they did continue to place backlog orders with us through December 31, 2001, and they continue to incorporate some of our software in their products. Cisco accounted for 51%, 32% and 10% of our total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. During the past 21 months we have worked to transition a large portion of our sales efforts from support of the Cisco distribution channel to the development of more of our own direct sales and other indirect distribution channels. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material adverse impact on our business, operating results and financial condition.

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

        The current economic and geopolitical environment may impact some specific industries into which we sell.    Many of our customers are concentrated in a small number of industries, including financial services, government and high technology. Certain industries may be more acutely affected by economic, geopolitical and other factors than other industries. To the extent that one or more of the industries in which our customer base operates are adversely impacted, whether as a result of general conditions affecting all industries or as a result of conditions affecting only those particular industries, our business, financial condition and results of operations could be materially adversely impacted.

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

        Long-lived assets and goodwill may become impaired.    NetScout regularly performs reviews of the carrying value of our long-lived assets, consisting of fixed assets, goodwill and other intangible assets and other assets, to determine if any impairment is present. Items that could trigger impairment include, but are not limited to, current economic trends, customer buying patterns, expected revenue projections, significant underperformance of product demand relative to historical product demand, significant negative industry or economic trends, significant decline in our stock price for a sustained period and significant decline in our technological value compared to the market.

        With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization. We currently have $28.8 million in goodwill as of March 31, 2003. Due to the current volatile changes in our current stock price, our market capitalization may be below stockholders' equity for a sustained period of time and a determination may be made that our goodwill asset have become impaired, and we may be required to record an impairment loss which could materially impact our financial results.

        We face significant competition from other technology companies.    The market for network management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

  •
  product performance, functionality and price;

  •
  name and reputation of vendor;

  •
  distribution strength; and/or

  •
  alliances with industry partners.

        We compete with providers of network performance management solutions, such as Concord Communications, Inc. and providers of portable network traffic analyzers and probes, such as Network Associates, Inc. In addition, leading network equipment providers, including Cisco, could offer their own or competitors' solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

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

        Our success depends on our ability to expand and manage our international operations.    Sales outside North America accounted for 10%, 13% and 18% of our total revenue for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

  •
  expand international indirect distribution channels;

  •
  hire additional sales personnel;

  •
  adapt products for local markets; and

  •
  manage geographically dispersed operations.

        The major countries outside of North America in which we do or intend to do business, are the United Kingdom, Germany, Japan and China. Our international operations, including our operations in the United Kingdom, Germany, Japan and China, are generally subject to a number of risks, including:

  •
  failure of local laws to provide the same degree of protection as the laws in the United States provide against infringement of our intellectual property;

  •
  protectionist laws and business practices that favor local competitors;

  •
  dependence on local indirect channel partners;

  •
  multiple conflicting and changing governmental laws and regulations;

  •
  longer sales cycles;

  •
  greater difficulty in collecting accounts receivable; and

  •
  foreign currency exchange rate fluctuations and political and economic instability.

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

        Limits on the effectiveness of our disclosure and internal controls.    Our disclosure controls and procedures and internal controls may not prevent all errors and intentional misrepresentations. Any control system can only provide reasonable assurances that all control objectives are met. As with any control system, the cost effectiveness of controls must be measured. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that current controls will prevent or detect all material issues or be effective in future conditions, which could materially impact our financial results in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. NetScout's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents. NetScout's exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that although we currently are in the process of renewing our $10.0 million line of credit with $3.2 million of letters of credit secured against it, we have no amounts outstanding under the line and no other outstanding interest-bearing debt.

        NetScout's exposure to currency exchange rate fluctuations has been limited. All revenue transactions are completed in U.S. dollars. NetScout does pay for certain operating expenses such as foreign payroll, rent and office expense in foreign currency and, therefore, currency exchange rate fluctuations could have a material adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations is recorded in the period incurred.

Item 8. Financial Statements and Supplementary Data

        NetScout's Consolidated Financial Statements and Schedule and the Report of the Independent Accountants appear beginning on page F-1 attached to this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The directors and executive officers of NetScout are as follows:

Name	Age	Position
Anil K. Singhal	49	President, Chief Executive Officer, Treasurer and Director
Narendra Popat	54	Chairman of the Board and Secretary
David P. Sommers	56	Senior Vice President, General Operations and Chief Financial Officer
John Downing	45	Vice President, Worldwide Sales Operations
Lisa A. Fiorentino	37	Vice President, Finance and Administration and Chief Accounting Officer
Michelle Flaherty	52	Vice President, Human Resources
James E. Frey	40	Vice President, Marketing
Michael Szabados	51	Senior Vice President, Product Operations
John R. Egan	45	Director
Joseph G. Hadzima, Jr.	51	Director
Vincent J. Mullarkey	55	Director
Kenneth T. Schiciano	40	Director

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

        Lisa A. Fiorentino has served as NetScout's Vice President, Finance and Administration since January 2001. In January 2002, Ms. Fiorentino was also appointed to the position of Chief Accounting Officer. Ms. Fiorentino joined NetScout in August 1995 and served as Vice President, Finance from January 2000 until December 2000, as Director of Finance from May 1997 until January 2000 and as Controller from August 1995 until April 1997. Prior to joining NetScout, she served as Finance Manager and held various other financial management positions for Orbotech, Inc., a manufacturer of automated optical inspection equipment for the printed circuit board industry, from January 1989 until August 1995.

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

        James E. Frey has served as NetScout's Vice President, Marketing since joining NetScout in August 2002. Prior to joining NetScout, Mr. Frey was Vice President of Strategic Marketing at Micromuse Inc. from November 2001 to June 2002. Prior to that, he was Director of Worldwide Product and Partner Marketing for Objective Systems Integrators from October 1998 until November 2001, including and through OSI's acquisition by Agilent Technologies. Prior to that, he held a sequence of programs, project, and partner management positions for Cabletron System's SPECTRUM development organization from October 1992 to October 1998. Prior to Cabletron, he held various software engineering positions with Teleco Oilfield Services.

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

        John R. Egan has been a director of NetScout since October 2000. Mr. Egan is a founding managing partner of Egan-Managed Capital, a Boston-based venture capital fund specializing in New England, information technology, and early-stage investments, which began in the fall of 1996. Since 1992, he has been a member of the Board of Directors at EMC Corporation, a provider of computer storage systems and software. Mr. Egan is also a member of the Board of Trustees at Children's Hospital Trust, and serves as director for four privately-held companies.

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

        Vincent J. Mullarkey has been a director of NetScout since November 2000. Mr. Mullarkey was the Senior Vice President, Finance and Chief Financial Officer of Digital Equipment Corporation from 1994 until his retirement in September 1998. From 1971 until 1994, Mr. Mullarkey held various positions within Digital Equipment Corporation, including Vice President, Corporate Controller. Since leaving Digital Equipment Corporation, Mr. Mullarkey has also been involved with several companies in the real estate industry.

        Kenneth T. Schiciano has been a director of NetScout since January 1999. Mr. Schiciano has been a Managing Director of TA Associates, Inc., a venture capital firm, since December 1999. Mr. Schiciano served as a Vice President of TA Associates from August 1989 to December 1994, and as Principal from January 1995 to December 1999. Prior to that, Mr. Schiciano was a member of the technical staff of AT&T Bell Laboratories, a telecommunications company. Mr. Schiciano serves as a director of Martin Group, Inc. and several privately-held companies.

        The Board of Directors is currently fixed at six members. NetScout's amended and restated certificate of incorporation divides the Board of Directors into three classes. The members of each class of directors serve for staggered three-year terms. The Board of Directors is composed of:

  •
  two Class I directors—Messrs. Schiciano and Mullarkey—whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2003;

  •
  two Class II directors—Messrs. Singhal and Egan—whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2004; and

  •
  two Class III directors—Messrs. Popat and Hadzima—whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2005.

        Our officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers and directors.

Section 16 Beneficial Ownership Reporting Compliance.

        Based on a review of the forms and written representations received by NetScout pursuant to Section 16(a) of the Securities Exchange Act of 1934, NetScout believes that, with respect to the fiscal year ended March 31, 2003, the directors and executive officers complied with all applicable Section 16 filing requirements on a timely basis.

Item 11. Executive Compensation

        The following summary compensation table sets forth the total compensation paid or accrued for the fiscal years ended March 31, 2003, 2002 and 2001 to (i) the Chief Executive Officer of NetScout during the fiscal year ended March 31, 2003; and (ii) each of the four other most highly compensated executive officers of NetScout during the fiscal year ended March 31, 2003. The Chief Executive Officer and the four other most highly compensated executive officers of NetScout listed below are collectively referred to below as the "Named Executive Officers." The dollar amounts listed in the column entitled "All Other Compensation" are comprised of contributions to a defined contribution plan, relocation expense, tax consulting reimbursement and other miscellaneous taxable benefits.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Long-Term Compensation Securities Underlying Options (#)	All Other Compensation ($)
Anil K. Singhal President, Chief Executive Officer, Director and Treasurer	2003 2002 2001	250,000 250,000 250,000	— 190,000 240,000	— — —	42,043 32,815 2,404
Narendra Popat Chairman of the Board and Secretary	2003 2002 2001	250,000 250,000 250,000	— 190,000 240,000	— — —	33,037 34,308 2,404
David P. Sommers Senior Vice President, General Operations and Chief Financial Officer	2003 2002 2001	205,769 200,000 200,000	— 91,000 75,000	25,000 50,000 250,000	6,000 5,100 171,621
Michael Szabados Senior Vice President, Product Operations	2003 2002 2001	205,769 200,000 200,000	— 91,000 75,000	50,000 11,250 75,000	6,000 5,100 1,154
John Downing Vice President, Worldwide Sales Operations	2003 2002 2001	290,675 279,124 157,450	— — —	— 40,000 125,000	6,055 7,419 —

        Pursuant to the option exchange program further described below, Mr. Sommers accepted NetScout's offer to exchange all of his outstanding stock option grants with an exercise price of at least $10.00 per share and tendered such options in exchange for new options to be granted under NetScout's 1999 Stock Option and Incentive Plan, resulting in the cancellation of the options granted in 2001.

        Pursuant to the option exchange program further described below, Mr. Downing accepted NetScout's offer to exchange all of his outstanding stock option grants with an exercise price of at least $10.00 per share and tendered such options in exchange for new options to be granted under NetScout's 1999 Stock Option and Incentive Plan, resulting in the cancellation of the options granted in 2001.

Option Grants in Last Fiscal Year

        The following table sets forth information regarding option grants made during the fiscal year ended March 31, 2003 pursuant to NetScout's 1999 Stock Option and Incentive Plan to each of the Named Executive Officers. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules, and no representation is made that the common stock will appreciate at these assumed rates or at all. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of NetScout's common stock.

Stock Option Grants Fiscal Year 2003

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted	% of Total Option Granted to Employees in FY 2003	Exercise Of Base Price ($/Sh)
Name				Expiration Date
					5% ($)	10% ($)
Anil K. Singhal	—	—	—	—	—	—
Narendra Popat	—	—	—	—	—	—
David P. Sommers	25,000	4.9%	$4.30	7/17/12	—	—
Michael Szabados	50,000	9.8%	$4.30	7/17/12	$135,212	$342,655
John Downing	—	—	—	—	—	—

        NetScout expects to grant options to purchase 275,000 of its shares to Mr. Sommers, and options to purchase 125,000 of its shares to Mr. Downing, on or after the first day that is at least six months and one day after December 10, 2002, pursuant to the option exchange program described below. The exercise price of these new options will be equal to the fair market value of NetScout's common stock on the date of grant.

        Mr. Sommers' options to purchase 25,000 shares were tendered by Mr. Sommers in connection with NetScout's option exchange program and were cancelled pursuant to the terms and conditions of the option exchange program. Because these options were cancelled, they have no realizable value.

Year-End Option Table

        The following table sets forth information regarding exercisable and unexercisable stock options held as of March 31, 2003 by each of the Named Executive Officers. The value realized upon exercise of stock options is calculated by determining the difference between the exercise price per share and the fair market value on the date of exercise. The value of unexercised in-the-money options has been calculated by multiplying the number of shares underlying the option by the difference between the exercise price per share payable upon exercise of such options and the fair market value at March 31, 2003 of $2.84 per share.

Aggregated Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)
					Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Anil K. Singhal	—	—	27,927	9,309	—	—
Narendra Popat	—	—	27,927	9,309	—	—
David P. Sommers	—	—	21,875	28,125	—	—
Michael Szabados	10,000	$63,930	176,476	81,562	$30,464	—
John Downing	—	—	17,500	22,500	—	—

        Pursuant to the option exchange program further described below, the Company expects to grant options to purchase 275,000 of its shares to Mr. Sommers on or after the first day that is at least six months and one day after December 10, 2002. The exercise price of these new options will be equal to the fair market value of the Company's common stock on such date pursuant to the option exchange program.

        Pursuant to the option exchange program further described below, the Company expects to grant options to purchase 125,000 of its shares to Mr. Downing on or after the first day that is at least six months and one day after December 10, 2002. The exercise price of these new options will be equal to the fair market value of the Company's common stock on such date pursuant to the option exchange program.

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

        The current sole member of the Stock Option Committee is Mr. Singhal. The Stock Option Committee is responsible for granting stock options to employees and consultants of NetScout who are not executive officers or directors of NetScout. The Stock Option Committee operates under guidelines established by the Board of Directors and reports all options granted at each regularly scheduled meeting of the Board of Directors.

Director Compensation

        Non-employee directors are compensated $12,500 annually for their services and also receive compensation of $1,500 for each regular Board of Directors meeting attended and $2,000 annually for serving on a committee of the Board of Directors. They are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or of any committee thereof. In addition, in fiscal year 2001, non-employee directors were granted options to purchase 30,000 shares of common stock of NetScout, which vest annually over a three-year term.

Employment Agreements

        Anil Singhal and Narendra Popat entered into employment agreements with NetScout on June 1, 1994, which were amended on January 14, 1999. Under the terms of these employment agreements, each of Messrs. Singhal and Popat receive an annual base salary of at least $250,000 and a year-end non-discretionary bonus of at least $250,000. For the fiscal year ended March 31, 2003, there was no year-end bonus for either of Messrs. Singhal and Popat (with their consent). In the event that either Mr. Singhal or Mr. Popat is terminated without cause, or either decides to terminate his own employment for "good reason," each is entitled to receive severance benefits for three years as follows:

  •
  for the first twelve months following termination, the greater of $175,000 or base salary as of the date of termination; and

  •
  for each of the following twelve-month periods, an amount equal to 120% of the amount received in the immediately preceding twelve months.

"Good reason" includes a change in executive responsibilities or a reduction in salary or benefits. Severance benefits will be discontinued if the executive secures alternative employment that is comparable as to position and pay. During any period in which Mr. Singhal or Mr. Popat is entitled to receive severance benefits, he shall also continue to receive all other benefits under the employment agreements, including life insurance, medical insurance, and reimbursement for company car expenses. Each of Messrs. Singhal and Popat are also entitled to reimbursement of job placement expenses of up to $25,000 plus related travel expenses. If either Mr. Singhal or Mr. Popat is terminated with cause, he will not be entitled to any severance payments or other benefits except as required by law. Each employment agreement provides for a five-year term commencing June 1, 1994 with automatic one-year renewals.

Compensation Committee Interlocks and Insider Participation

        No member of the Compensation Committee was at any time during the past fiscal year an officer or employee of NetScout or any of its subsidiaries, was formerly an officer of NetScout or any of its subsidiaries, or had any employment relationship with NetScout. During the last year, none of our executive officers served as:

  •
  a member of the Compensation Committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, of whose executive officers served on the Compensation Committee of NetScout;

  •
  a director of another entity, one of whose executive officers served on the Compensation Committee of NetScout; or

  •
  a member of the Compensation Committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of NetScout.

        Additionally, none of the members of our Compensation Committee had any relationship requiring disclosure under "Item 13. Certain Relationships and Related Transactions" in accordance with the rules and regulations promulgated by the Securities and Exchange Commission.

Stock Plans

        1990 Stock Option Plan.    The 1990 Stock Option Plan was adopted by the Board of Directors and approved by the stockholders on October 4, 1990. In general, options granted pursuant to the 1990 Stock Option Plan are exercisable within ten years of the original grant date and become exercisable over a period of four years from a specific date; and an additional 25% of unexercisable options shall become exercisable immediately prior to the closing of a merger, acquisition, business combination or similar transaction which results in our existing stockholders owning less than 50% of NetScout's equity securities or assets. Options are not assignable or transferable except by wills or the laws of descent or distribution. We have a right of repurchase for shares issued upon the exercise of options under certain circumstances, including unauthorized transfers of the shares and termination of the optionee's relationship with NetScout in certain situations. As of March 31, 2003, options to purchase an aggregate of 453,500 shares of common stock at a weighted average exercise price of $3.88 per share were outstanding under the 1990 Stock Option Plan. No additional options grants will be made under the 1990 Stock Option Plan.

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

        The Stock Option Committee also has the authority to grant stock options to employees and consultants of NetScout who are not executive officers or directors of NetScout and to generally exercise rights similar to those held by the Compensation Committee with respect to those grants.

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

        As of March 31, 2003, options to purchase an aggregate of 1,808,608 shares of common stock at an average exercise price of $9.10 per share were outstanding under the 1999 Stock Option Plan.

        1999 Employee Stock Purchase Plan.    The 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in April 1999 and was approved by our stockholders in June 1999. The 1999 Purchase Plan was amended by the Board of Directors on January 17, 2001. The 1999 Purchase Plan provides for the issuance of a maximum of 500,000 shares of common stock.

        The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year are eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout's stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. To participate in the 1999 Purchase Plan, an employee must authorize us to deduct an amount not less than one percent nor more than 10 percent of a participant's total cash compensation from his or her pay during six-month payment periods. The first payment period commenced on October 1, 1999 and ended on March 31, 2000. The second and third payment periods consisted of six-month periods commencing on April 1, 2000 and October 1, 2000 and ending on September 30, 2000 and March 31, 2001, respectively. The fourth payment period consisted of a seven-month period commencing on April 1, 2001 and ended on October 31, 2001. For the remainder of the duration of the plan, payment periods will consist of six-month periods commencing on May 1 and November 1 and ending on October 31 and April 30 of each calendar year, respectively. In no case shall an employee be entitled to purchase more than 1,000 shares in any one payment period. The exercise price for the option granted in each payment period is 85% of the lesser of the last reported sale price of the common stock on the first or last business day of the payment period, in either event rounded up to the nearest cent. If an employee is not a participant on the last day of the payment period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. Options granted under the 1999 Purchase Plan may not be transferred or assigned. An employee's rights under the 1999 Purchase Plan terminate upon his or her voluntary withdrawal from the plan at any time or upon termination of employment. As of March 31, 2003, an aggregate of 277,130 shares of common stock were issued under the 1999 Purchase Plan.

        NextPoint Networks, Inc. Stock Incentive Plans.    Upon the consummation of our acquisition of NextPoint Networks, Inc., we assumed NextPoint's 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. In general, options granted pursuant to the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan are not transferable or assignable except by wills or the laws of descent and distribution. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that (i) only fifty percent (50%) of such option holder's options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four-year period from a specific date. As of March 31, 2003, options to purchase an aggregate of 87,772 shares of NetScout common stock at a weighted average exercise price of $3.11 were outstanding under the 1997 Stock Incentive Plan, and options to purchase an aggregate of 9,513 shares of NetScout common stock at a weighted average exercise price of $9.04 were outstanding under the 2000 Stock Incentive Plan. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

401(k) Plan

        We maintain a 401(k) plan qualified under Section 401 of the Internal Revenue Code. All of our employees who are at least 21 years of age are eligible to participate in the 401(k) plan. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions, up to the statutorily prescribed annual limit which was $11,000 (or

$12,000 for individuals over 55 years of age) in calendar year 2002, to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. At the discretion of the Board of Directors, we may make matching contributions to the 401(k) plan. During the plan year ended December 31, 2002, we matched $0.50 for each $1.00 of employee contributions up to 6% of compensation. In addition, at the discretion of the Board of Directors, we may make profit-sharing contributions to the 401(k) plan for all eligible employees. During the plan year ending December 31, 2002, we made no profit-sharing contributions to the 401(k) plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth securities authorized for issuance under NetScout's stock option plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders	2,359,393	$7.88	7,641,195
Equity compensation plans not approved by security holders	—	—	—

Total	2,359,393	$7.88	7,641,195

        The number of securities to be issued upon exercise of options assumed in the NextPoint acquisition are 97,285 shares at a weighted average exercise price of $3.69 per share.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding beneficial ownership of our common stock as of June 9, 2003 by:

  •
  each beneficial owner of more than 5% of our common stock;

  •
  each Named Executive Officer;

  •
  each director; and

  •
  all executive officers and directors as a group.

        Unless otherwise noted, the address of each person listed on the table is c/o NetScout Systems, Inc., 310 Littleton Road, Westford, MA 01886, and each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law or as unless otherwise noted below.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock issuable by NetScout to a person or entity named below pursuant to options which may be exercised within 60 days after June 9, 2003 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person or entity. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anil K. Singhal(1)	3,306,333	11.0%
Narendra Popat(2)	1,486,777	4.9%
David P. Sommers(3)	122,750	*
Michael Szabados(4)	210,728	*
John Downing(5)	62,250	*
John R. Egan(6) c/o Egan-Managed Capital 30 Federal Street Boston, MA 02110	20,000	*
Joseph G. Hadzima, Jr.(7) c/o Main Street Partners 238 Main Street, Suite 400 Cambridge, MA 02142	511,088	1.7%
Kenneth T. Schiciano(8) c/o TA Associates, Inc. 125 High Street Boston, MA 02110	45,230	*
Vincent J. Mullarkey(9) 2 Wingate Lane Acton, MA 01720	40,000	*
TA Entities(10) c/o TA Associates, Inc. 125 High Street Boston, MA 02110	5,027,015	16.7%
Brown Capital Management, Inc.(11) 1201 N. Calvert Street Baltimore, MD 21202	4,876,450	16.2%
Abha Singhal(12)	1,672,786	5.6%
Jyoti Popat(13)	1,869,619	6.2%
All executive officers and directors as a group (12 persons)(14)	5,891,779	19.2%

*
Less than 1% of the outstanding common stock.

(1)
Includes 32,582 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003. Includes an aggregate of 398,205 shares held in trust for the benefit of Mr. Singhal's children; Mr. Singhal is one of two trustees of each such trust. Includes 340,000 shares held by a family limited partnership, of which Mr. Singhal and his spouse are the general partners, and trusts for the benefit of their children are the limited partners. Does not include 1,332,786 shares held directly by Mr. Singhal's spouse and an aggregate of 917,214 shares held in two grantor retained annuity trusts for the benefit of Mr. Singhal's spouse.

(2)
Includes 32,582 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003. Includes an aggregate of 215,660 shares held in trust for the benefit of Mr. Popat's children; Messrs. Popat and Hadzima are the two trustees of each such trust. Includes 340,000 shares held by a family limited partnership, of which Mr. Popat and his spouse are the general partners, and trusts for the benefit of their children are the limited partners. Does not include 136,056 shares held in trust for the benefit of Mr. Popat's children; Mr. Popat's spouse and Mr. Hadzima are the two trustees of each such trust. Does not include 1,000,000 shares held by the Millennium Trust and 130,000 shares held by the Popat Family Trust. Does not include 1,393,563 shares held directly by Mr. Popat's spouse and an aggregate of 1,106,437 shares held in two grantor retained annuity trusts for the benefit of Mr. Popat's spouse. Does not include 149,480 shares held by the Hope Foundation USA—Investment Trust; Mr. Popat is a trustee of such trust. Mr. Popat disclaims beneficial ownership of the shares held by the Hope Foundation.

(3)
Includes 118,750 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003.

(4)
Includes 196,828 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003. Includes 1,900 shares owned by Mr. Szabados' daughters. Mr. Szabados disclaims beneficial ownership of the shares held by his daughters.

(5)
Includes 51,250 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003.

(6)
Entirely comprised of shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003.

(7)
Includes 80,000 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003. Includes 136,056 shares held in trust for the benefit of Mr. and Mrs. Popat's children; Mrs. Popat and Mr. Hadzima are the two trustees of each such trust. Includes an aggregate of 215,660 shares held in trust for the benefit of Mr. and Mrs. Popat's children; Messrs. Popat and Hadzima are the two trustees of each such trust. Mr. Hadzima disclaims beneficial ownership of all shares held in trust for the benefit of Mr. and Mrs. Popat's children. The shares deemed to be beneficially owned by Mr. Hadzima do not include 53,328 shares held in trust for the benefit of Mr. Hadzima's children.

(8)
Includes 16,263 shares of TA Investors LLC and 3,354 shares of High Street Partners L.P. beneficially owned by Mr. Schiciano. Includes 5,613 shares held directly by Mr. Schiciano and 20,000 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003. Mr. Schiciano is a Managing Director of TA Associates, Inc. Mr. Schiciano disclaims beneficial ownership of the shares held by the TA Entities, except to the extent of his pecuniary interest therein.

(9)
Includes 20,000 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2003.

(10)
Includes 3,798,950 shares held by TA/Advent VIII L.P.; 993,561 shares held by Advent Atlantic & Pacific III L.P.; 100,680 shares held by TA Executives Fund LLC; 105,979 shares held by TA Investors LLC. TA/Advent VIII L.P., Advent Atlantic & Pacific III L.P., TA Executives Fund LLC and TA Investors LLC are part of an affiliated group of investment partnerships referred to, collectively, as the "TA Entities"; 26,837 shares held by High Street Partners LP; and 1,008 shares held by TA Associates, Inc. The general partner of TA/Advent VIII L.P. is TA Associates VIII LLC. The general partner of Advent Atlantic & Pacific III L.P. is TA Associates AAP III Partners L.P. TA Associates, Inc. is the general partner of TA Associates AAP III Partners L.P. and is the sole manager of TA Associates VIII LLC, TA Executives Fund LLC and TA Investors LLC. In such capacity, TA Associates, Inc., through an executive committee, exercises sole voting and investment power with respect to all shares held of record by the named investment partnerships; individually, no stockholder, director or officer of TA Associates, Inc. is deemed to have or share such voting or investment power. Also includes 1,008 shares held directly by TA Associates, Inc. and 26,837 shares held by High Street Partners L.P., a general partnership whose individual general partners have voting and investment power over the shares beneficially owned by such general partner.

(11)
Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2003.

(12)
Includes 340,000 shares held by a family limited partnership, of which Mrs. Singhal and her spouse are the general partners, and trusts for the benefit of their children are the limited partners. Does not include an aggregate of 917,214 shares held in two grantor retained annuity trusts for the benefit of Mrs. Singhal. Does not include 2,535,546 shares held directly by Mrs. Singhal's spouse and 32,582 shares issuable to Mrs. Singhal's spouse upon the exercise of options exercisable within 60 days of June 9, 2003. Does not include an aggregate of 398,205 shares held in trust for the benefit of Mrs. Singhal's children; Mrs. Singhal's spouse is one of two trustees of each such trust.

(13)
Includes 340,000 shares held by a family limited partnership, of which Mrs. Popat and her spouse are the general partners, and trusts for the benefit of their children are the limited partners. Includes 136,056 shares held in trust for the benefit of Mrs. Popat's children; Mrs. Popat and Mr. Hadzima are the two trustees of each such trust. Does not include an aggregate of 1,106,437 shares held in two grantor retained annuity trusts for the benefit of Mrs. Popat. Does not include 1,000,000 shares held by the Millennium Trust and 130,000 shares held by the Popat Family Trust. Does not include 898,535 shares held directly by Mrs. Popat's spouse and 32,582 shares issuable to Mrs. Popat's spouse upon the exercise of options exercisable within 60 days of June 9, 2003. Does not include an aggregate of 215,660 shares held in trust for the benefit of Mrs. Popat's children; Mrs. Popat's spouse and Mr. Hadzima are the two trustees of each such trust. Does not include 149,480 shares held by the Hope Foundation USA—Investment Trust; Mrs. Popat's spouse is a trustee of such trust.

(14)
Includes an aggregate of 651,930 shares issuable upon exercise of options exercisable within 60 days of June 9, 2003. Does not include 500 shares held directly by the spouse of an executive officer.

Item 13. Certain Relationships and Related Transactions

        On March 15, 2001, NetScout Systems India Pvt. Ltd. and Frontier Software Development (India) Pvt. Ltd. entered into a Leave and License Agreement pursuant to which NetScout Systems India Pvt. Ltd. leases office space owned by Frontier Software Development (India) Pvt. Ltd. The term of the agreement is from March 15, 2001 through March 15, 2006, and NetScout Systems India Pvt. Ltd. will continue to make monthly payments of approximately $1,350 per month to Frontier Software Development (India) Pvt. Ltd. during the term. Anil Singhal, NetScout's President and Chief Executive Officer and a member of NetScout's Board of Directors, and Narendra Popat, NetScout's Chairman of the Board, each own 33 1/3% of Frontier Software Development (India) Pvt. Ltd. NetScout Systems India Pvt. Ltd. was organized under the laws of India to serve as a wholly owned subsidiary of NetScout; and in accordance with the laws of India, its shares were issued to two individuals who are residents of India. Those shares were then transferred to NetScout, upon approval by the government of India.

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

Item 14. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As of a date within ninety days prior to the filing date of this Annual Report (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and made known to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in internal controls.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.     Consolidated Financial Statements.

    For a list of the consolidated financial information included herein, see Index to Consolidated Financial Statements on Page F-1.

  2.
  Financial Statement Schedule.

Valuation and Qualifying Accounts	S-1
  3.
  List of Exhibits.

        The following exhibits are filed or incorporated by reference as part of this Report.

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).
3.2, 4.2	Form of Amended and Restated By-laws of NetScout (filed as Exhibit 3.2, 4.2 to NetScout's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).
4.3
Specimen Certificate for shares of NetScout's Common Stock (filed as Exhibit 4.3 to NetScout's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).
10.1	1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*
10.2
1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*
10.3
1999 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*
10.4
Stock Purchase and Redemption Agreement dated December 31, 1998 by and among NetScout, Greylock Equity Limited Partnership, certain affiliates of TA Associates, Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).
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
10.10
Amendment No. 1 to the Project Agreement and Design License Agreement dated as of January 4, 1995 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.11 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).
10.11
Private Label Agreement effective as of October 17, 1995 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.12 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).
10.12
Amendment to Private Label Agreement and Project Development and License Agreement dated May 15, 1996 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.13 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).
10.13
Amendment No. 3 to the Private Label Agreement and Project Development and License Agreement by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.14 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).
10.14
Amendment No. 4 to Private Label Agreement and Project Development and License Agreement by and between Cisco System, Inc. and NetScout effective as of February 23, 1998 (filed as Exhibit 10.15 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).
10.15
Amendment No. 5 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of December 26, 1999 (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by reference).
10.16
Amendment No. 6 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of April 13, 2001 (filed as Exhibit 10 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
10.17
Amendment No. 7 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of August 1, 2002 (filed as Exhibit 10 to NetScout's Current Report on Form 8-K filed on October 30, 2002 and incorporated herein by reference).
10.18
Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*
10.19
Amendment No. 1 to Agreement Relating to Employment dated January 14, 1999 by and between NetScout and Anil Singhal (filed as Exhibit 10.17 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.20
Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*
10.21
Amendment No. 1 to Agreement Relating to Employment dated January 14, 1999 by and between NetScout and Narendra Popat (filed as Exhibit 10.19 to NetScout's Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*
10.22
Loan Modification Agreement entered into March 10, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.25 to NetScout's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).
10.23
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
10.25
Loan Modification Agreement entered into March 10, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10.24 to NetScout's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and incorporated herein by reference).
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
10.27
1997 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.3 to NetScout's Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*
10.28	2000 Stock Incentive Plan of NextPoint, assumed by NetScout (filed as Exhibit 4.4 to NetScout's Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*
10.29
Loan Modification Agreement entered into November 7, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 and incorporated herein by reference).
10.30	Loan Modification Agreement entered into March 19, 2003 between NetScout and Silicon Valley Bank.
21	Subsidiaries of NetScout.
23	Consent of PricewaterhouseCoopers LLP.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or compensatory plan or arrangement.

b.
Reports on Form 8-K

  There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2003.

  The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 16(a)(2) above, which is attached hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Westford, Massachusetts on June 12, 2003.

NETSCOUT SYSTEMS, INC.
By:	/s/ ANIL K. SINGHAL Anil K. Singhal President, Chief Executive Officer, Treasurer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	June 12, 2003
/s/ NARENDRA POPAT Narendra Popat	Chairman of the Board and Secretary	June 12, 2003
/s/ DAVID P. SOMMERS David P. Sommers	Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)	June 12, 2003
/s/ LISA A. FIORENTINO Lisa A. Fiorentino	Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)	June 12, 2003
/s/ JOHN R. EGAN John R. Egan	Director	June 12, 2003
/s/ JOSEPH G. HADZIMA, JR Joseph G. Hadzima, Jr	Director	June 12, 2003
/s/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	June 12, 2003
/s/ KENNETH T. SCHICIANO Kenneth T. Schiciano	Director	June 12, 2003

CERTIFICATIONS

I, Anil K. Singhal, certify that:

1.
I have reviewed this annual report on Form 10-K of NetScout Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANIL K. SINGHAL Anil K. Singhal President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

June 12, 2003

CERTIFICATIONS

I, David P. Sommers, certify that:

1.
I have reviewed this annual report on Form 10-K of NetScout Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID P. SOMMERS David P. Sommers Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

June 12, 2003

NetScout Systems, Inc.

Index to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders
of NetScout Systems, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) on page 51 present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 51, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 17, 2003, except for Notes 8 and 10,
as to which the date is June 8, 2003

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$19,332	$43,823
Marketable securities	44,849	27,442
Accounts receivable, net of allowance for doubtful accounts of $455 and $146 at March 31, 2002 and 2003, respectively	12,932	11,906
Inventories	3,698	2,982
Refundable income taxes	—	1,226
Deferred income taxes	1,293	1,782
Prepaids and other current assets	2,876	2,088

Total current assets	84,980	91,249
Fixed assets, net	8,628	6,912
Other intangible assets, net	1,429	272
Goodwill, net	28,770	28,839
Deferred income taxes	7,617	7,651
Long-term marketable securities	5,084	—
Other assets	790	—

Total assets	$137,298	$134,923

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,456	$1,403
Accrued compensation	5,775	3,658
Accrued other	2,715	1,819
Income taxes payable	542	—
Deferred revenue	13,103	16,242

Total current liabilities	24,591	23,122

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at March 31, 2002 and 2003	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 33,787,262 and 34,151,894 shares issued and 29,686,008 and 29,982,671 shares outstanding at March 31, 2002 and 2003, respectively	34	34
Additional paid-in capital	107,529	108,835
Accumulated other comprehensive income	—	7
Deferred compensation	(1,063)	(132)
Treasury stock at cost, 4,101,254 and 4,169,223 shares at March 31, 2002 and 2003, respectively	(25,755)	(26,366)
Retained earnings	31,962	29,423

Total stockholders' equity	112,707	111,801

Total liabilities and stockholders' equity	$137,298	$134,923

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands)

	Year ended March 31,
	2001	2002	2003
Revenue:
Product	$75,673	$51,583	$41,696
Service	18,506	21,102	24,527
License and royalty	13,772	9,599	5,435

Total revenue	107,951	82,284	71,658

Cost of revenue:
Product (including stock-based compensation of $1, $1 and $—, respectively)	25,737	18,465	13,282
Service (including stock-based compensation of $9, $8 and $6, respectively)	3,453	3,628	4,565

Total cost of revenue	29,190	22,093	17,847

Gross margin	78,761	60,191	53,811

Operating expenses:
Research and development (including stock-based compensation of $1,577, $2,193 and $821, respectively)	15,424	19,841	17,100
Sales and marketing (including stock-based compensation of $236, $109 and $65, respectively)	39,985	36,017	33,380
General and administrative (including stock-based compensation of $11, $7 and $6, respectively)	8,382	8,107	7,447
Amortization of other intangible assets	1.080	1,457	1,088
Amortization of goodwill	6,812	9,026	—
In-process research and development	268	—	—

Total operating expenses	71,951	74,448	59,015

Income (loss) from operations	6,810	(14,257)	(5,204)
Interest income	3,951	1,964	1,155
Interest and other expense	(28)	(45)	(10)

Income (loss) before income taxes (benefit)	10,733	(12,338)	(4,059)
Income taxes (benefit)	7,027	(927)	(1,520)

Net income (loss)	$3,706	$(11,411)	$(2,539)

Basic net income (loss) per share	$0.13	$(0.39)	$(0.08)
Diluted net income (loss) per share	$0.12	$(0.39)	$(0.08)
Shares used in computing:
Basic net income (loss) per share	28,487,317	29,533,081	29,897,207
Diluted net income (loss) per share	29,726,284	29,533,081	29,897,207

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(In thousands, except share and per share data)

	Common stock Voting
			Additional Paid in Capital	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Par Value
Balance, March 31, 2000	30,697,697	$31	$67,366	$—	$(636)	$(25,306)	$39,667	$81,122
Issuance of common stock pursuant to exercise of options	636,119	—	2,313					2,313
Issuance of common stock pursuant to employee stock purchase plan	53,985	—	397					397
Issuance of common stock, options and warrants for the acquisition of NextPoint	2,099,120	2	34,615		(4,961)			29,656
Issuance of common stock pursuant to exercise of warrants	11,319	—	—					—
Amortization of deferred compensation					1,834			1,834
Reversal of deferred compensation upon termination of employees			(354)		354			—
Tax benefits of disquailifying dispositions of incentive stock options			2,017					2,017
Net Income							3,706	3,706

Balance, March 31, 2001	33,498,240	33	$106,354	—	(3,409)	(25,306)	43,373	121,045
Issuance of common stock pursuant to exercise of options	247,568	1	698					699
Issuance of common stock pursuant to employee stock purchase plan	41,454	—	176					176
Amortization of deferred compensation					2,318			2,318
Reversal of deferred compensation upon termination of employees			(28)		28			—
Tax benefits of disquailifying dispositions of incentive stock options			329					329
Repurchases of common stock as treasury						(449)		(449)
Net loss							(11,411)	(11,411)

Balance, March 31, 2002	33,787,262	34	107,529	—	(1,063)	(25,755)	31,962	112,707
Net loss							(2,539)	(2,539)	$(2,539)
Net unrealized investment gains				7				7	7
Comprehensive income									$(2532)

Issuance of common stock pursuant to exercise of options	204,904	—	318					318
Issuance of common stock pursuant to employee stock purchase plan	159,728	—	664					664
Amortization of deferred compensation					898			898
Reversal of deferred compensation upon termination of employees			(33)		33			—
Tax benefits of disquailifying dispositions of incentive stock options			357					357
Release of common stock held in escrow						(611)		(611)

Balance, March 31, 2003	34,151,894	$34	$108,835	$7	$(132)	$(26,366)	$29,423	$111,801

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended March 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$3,706	$(11,411)	$(2,539)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effects of the acquisition of NextPoint:
Depreciation and amortization	4,101	4,457	3,807
Amortization of other intangible assets	1,080	1,457	1,088
Amortization of goodwill	6,812	9,026	—
In-process research and development	268	—	—
Loss on disposal of fixed assets	138	70	32
Loss on write-off of note receivable	—	—	1,019
Compensation expense associated with equity awards	1,834	2,318	898
Deferred income taxes	(21)	(1,729)	(166)
Changes in assets and liabilities:
Accounts receivable	(150)	(1,179)	1,026
Inventories	(5,522)	4,955	716
Refundable income taxes	1,504	2,695	(1,226)
Prepaids and other current assets	719	250	(45)
Other assets	—	(790)	—
Accounts payable	1,002	(1,764)	(1,053)
Accrued compensation and other expenses	(820)	1,728	(3,013)
Income taxes payable	—	542	(542)
Deferred revenue	3,043	3,050	3,139

Net cash provided by operating activities	17,694	13,675	3,141

Cash flows from investing activities:
Purchases of marketable securities	(23,587)	(88,008)	(96,226)
Proceeds from maturity of marketable securities	40,384	43,085	118,717
Purchase of fixed assets	(4,878)	(6,218)	(2,123)
Cash paid for acquisition of NextPoint, net of cash received	(23,248)	—	—

Net cash provided by (used in) investing activities	(11,329)	(51,141)	20,368

Cash flows from financing activities:
Proceeds from issuance of common stock	2,710	875	982
Repurchase of common stock as treasury stock	—	(449)	—
Repayment of notes payable	(1,218)	—	—

Net cash provided by financing activities	1,492	426	982

Net increase (decrease) in cash and cash equivalents	7,857	(37,040)	24,491
Cash and cash equivalents, beginning of year	48,515	56,372	19,332

Cash and cash equivalents, end of year	$56,372	$19,332	$43,823

Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$5	$23
Cash paid for income taxes	5,737	391	483
Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options	$2,017	$329	$357
Release of common stock held in escrow in connection with the NextPoint acquisition	—	—	611

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business

        NetScout Systems, Inc. ("NetScout") designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and cost management of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that is used by enterprise, large governmental agencies and service providers worldwide. We manage our business as a single operating segment, and substantially all of our identifiable assets are located in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, allowances for doubtful accounts, valuation of inventories, valuation of long-lived assets and valuation of deferred tax assets. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

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

        At March 31, 2003 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

Restricted Cash

        NetScout has a restricted cash account related to a deferred compensation plan of $463, which is currently included in prepaid and other current assets. At March 31, 2002 and 2003, there were unrealized gains of $0 and $7, respectively, recorded as other comprehensive income.

Revenue Recognition

        Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable.

        For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price customers pay when the element is sold separately.

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

        License and royalty revenue consists primarily of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. License revenue is recognized when delivery has occurred and when we become contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon reported product shipments by the license holder.

Concentration of Credit Risk and Significant Customers

        The carrying value of NetScout's financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued expenses are carried at their approximate fair values due to their short-term maturities. Long-term marketable securities are stated at fair value based on quoted market prices. In reference to our accounts receivables management believes our credit policies are prudent and reflect normal industry terms and business risk. At March 31, 2003, one customer accounted for 10% of our accounts receivable balance; at March 31, 2002, no customer accounted for 10% or more of our accounts receivable balance. One customer accounted for approximately 51%, 32% and 10% of NetScout's total revenue during the fiscal years ended March 31, 2001, 2002 and 2003, respectively. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future, and, accordingly, we do not require collateral from our customers.

Inventories and Concentrations of Suppliers

        Inventories are stated at actual cost. Cost is determined by using the first-in, first-out ("FIFO") method. Inventories consist primarily of raw materials and finished goods.

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

Goodwill and Other Intangible Assets

        In July 2000, NetScout recorded goodwill and other intangible assets using the purchase method in connection with the acquisition of NextPoint Networks, Inc. ("NextPoint"). Other intangible assets consist of customer base, assembled workforce and completed technology. Until March 31, 2002, all goodwill and other intangible assets were amortized on a straight-line basis over a period of two to five years. NetScout adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002. Accordingly, NetScout reclassified the remaining un-amortized assembled workforce intangible asset of $69 to goodwill and ceased amortization of goodwill of $28,770 on that date. NetScout concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of April 1, 2002.

        NetScout assesses goodwill for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. At March 31, 2003, NetScout believes that there has been no impairment of goodwill.

Research and Development and Computer Software Development Costs

        Costs incurred in the research and development of NetScout's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") and capitalized thereafter. No software development costs were capitalized during the fiscal years ended

March 31, 2001, 2002 and 2003, since costs incurred subsequent to establishment of technological feasibility were not material to NetScout's financial position or results of operations.

Stock-Based Compensation

        NetScout accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. NetScout has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FAS No. 123". All stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        Had compensation cost for NetScout's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 148, NetScout's net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Year ended March 31,
	2001	2002	2003
Net income (loss) as reported	$3,706	$(11,411)	$(2,539)
Add: stock-based compensation under APB No. 25	1,834	3,318	898
Deduct: stock-based employee compensation expense determined under fair value-based method for all awards	(10,344)	(12,003)	(13,400)

Pro forma net loss	$(4,804)	$(21,096)	$(15,041)

Basic net income (loss) per share:
As reported	$0.13	$(0.39)	$(0.08)
Pro forma	$(0.17)	$(0.71)	$(0.50)
Diluted net income (loss) per share:
As reported	$0.12	$(0.39)	$(0.08)
Pro forma	$(0.17)	$(0.71)	$(0.50)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended March 31,
Option Plans
	2001	2002	2003
Expected option term	4 years	4 years	4 years
Expected option term for options assumed in the acquisition of NextPoint	1 to 4 years	—	—
Expected option term for options granted in the Exchange Offer	—	—	1 to 4 years
Weighted average risk-free interest rate	6.0%	4.6%	3.3%
Weighted average risk-free interest rate for options granted in the Exchange Offer	—	—	2.8%
Expected volatility	100%	100%	100%
Dividend yield	—	—	—
Weighted average fair value	$11.15	$4.49	$3.71
	Year ended March 31,
Stock Purchase Plan
	2001	2002	2003
Expected option term	0.5 years	0.5 years	0.5 years
Weighted average risk-free interest rate	5.9%	2.8%	1.3%
Expected volatility	100%	100%	100%
Dividend yield	—	—	—
Weighted average fair value	$3.74	$2.20	$1.56

Foreign Currency Translation

        Assets and liabilities of subsidiaries outside the U.S. are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue attributable to foreign locations are contracted in U.S. dollars. Expense accounts are translated at the average rates in effect during the year. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a component of stockholders' equity, if material. Transaction gains and losses, which are not material in amount, are reflected in the consolidated statements of operations.

Advertising Expense

        NetScout recognizes advertising expense as incurred. Advertising expense was approximately $1,153, $168 and $5 for the years ended March 31, 2001, 2002 and 2003, respectively.

Other Comprehensive Income

        Other comprehensive income consists of unrealized gains and losses on marketable securities. For the fiscal years ended March 31, 2001, 2002, and 2003, $0, $0 and $7 was recorded to other comprehensive income, respectively.

Income Taxes

        NetScout accounts for its income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. A valuation allowance is established to the extent that it is more likely than not that our deferred tax assets will not be recoverable against future taxable income. NetScout does not have a valuation allowance against its deferred tax assets at March 31, 2002 and 2003.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income per share for the fiscal year ended March 31, 2001 is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options and reserved shares of common stock subject to repurchase using the "treasury stock" method for all periods presented.

Reclassifications

        Certain prior years' financial statement items have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for the first quarter of fiscal year 2004. SFAS No. 143 addresses the financial reporting for obligations and retirement costs relating to the retirement of tangible long-lived assets. NetScout does not currently expect that the adoption of SFAS No. 143 will have a material impact on its financial operating results.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." NetScout does not currently expect that the adoption of SFAS No. 146 will have a material impact on its financial operating results.

        In November 2002, the FASB issued Interpretation 45 ("FIN 45"), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have adopted the disclosure provision of FIN 45 as of March 31, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FAS No. 123," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation and to amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ended after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. NetScout has adopted the disclosure requirements of SFAS No. 148 as of March 31, 2003

        In December 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. NetScout does not currently expect that the adoption of EITF No. 00-21 will have a material impact on its financial operating results.

3. Marketable Securities

        The following is a summary of marketable securities held by NetScout at March 31, 2002, with maturity dates of April 2002 through October 2003, are as follows:

	Amortized Costs	Unrealized Gains	Fair Value
U.S. government and municipal obligations	$20,354	$—	$20,354
Commercial paper	36,772	—	36,772
Less cash equivalents	6,839	—	6,839
Less restricted cash	354	—	354

Available-for-sale marketable securities	$49,933	$—	$49,933

Short-term marketable securities			$44,849

Long-term marketable securities			$5,084

        The following is a summary of marketable securities held by NetScout at March 31, 2003, with maturity dates of April 2003 through June 2003, are as follows:

	Amortized Costs	Unrealized Gains	Fair Value
U.S. government and municipal obligations	$456	$7	$463
Commercial paper	59,810	—	59,810
Less cash equivalents	32,368	—	32,368
Less restricted cash	456	7	463

Available-for-sale marketable securities	$27,442	$—	$27,442

Short-term marketable securities			$27,442

Long-term marketable securities			$—

4. Inventories

        Inventories consist of the following:

	March 31,
	2002	2003
Raw materials	$3,108	$1,721
Finished goods	590	1,261

	$3,698	$2,982

5. Acquisition

        In July 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint in exchange for 1,831,518 shares of NetScout common stock and $19,600 in cash. NetScout also issued options and warrants exercisable for 298,647 shares of NetScout common stock in exchange for all outstanding options and warrants exercisable for NextPoint common stock. In December 2000, the warrants were exercised in full. The value of the acquisition was $52,551 based on the fair value of the consideration paid plus direct acquisition costs. The acquisition was accounted for using the purchase method. In addition, 267,602 shares of NetScout common stock had been reserved and were released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continued employment by NetScout. NetScout recorded $3,981 as deferred compensation related to the reserved shares, which was amortized to stock-based compensation expense over the two-year period of employment. Accordingly, the results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout's statements of operations for the fiscal years ended March 31, 2001, 2002 and 2003.

        The summary table below, prepared on an unaudited pro forma basis, combines NetScout's results of operations with NextPoint's results of operations as if NextPoint had been acquired as of April 1, 2000 for the twelve months ended March 31, 2001:

Year ended March 31, 2001
Revenue	$108,975
Net loss	$(2,753)
Basic net loss per share	$(0.09)
Diluted net loss per share	$(0.09)

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

6. Long-Lived Assets

  Goodwill and Other Intangible Assets

        NetScout adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in April 2002. Prior to the adoption of SFAS No. 142, the net carrying amount of goodwill was $28,770. In accordance with the provisions of SFAS No. 142, NetScout reclassified its assembled workforce intangible net asset of $69 to goodwill.

        Other intangible assets consist of the following:

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$1,986	$180
Customer base	1,100	1,008	92

	$3,266	$2,994	$272

	March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$1,264	$902
Customer base	1,100	642	458
Assembled workforce	700	631	69

	$3,966	$2,537	$1,429

        Estimated amortization expense for the fiscal year 2004 is $272.

        The following table presents a reconciliation of net loss and net loss per share adjusted for the exclusion of goodwill and assembled workforce amortization:

	Fiscal Years Ended March 31,
	2002	2003
Reported net loss	$(11,411)	$(2,539)
Add: goodwill amortization	9,026	—
Add: assembled workforce amortization	369	—

Adjusted net loss	$(2,016)	$(2,539)

Reported basic and diluted net loss per share	$(0.39)	$(0.08)
Add: goodwill amortization	0.31	—
Add: assembled workforce amortization	0.01	—

Adjusted basic and diluted net loss per share	$(0.07)	$(0.08)

  Note Receivable

        NetScout wrote-off of $1,019 related to a long-term note receivable during the fiscal year ended March 31, 2003. This write-off was based on management's assessments of the uncollectability of this note receivable.

7. Fixed Assets

        Fixed assets consist of the following:

		March 31,
	Estimated Useful Life in Years
		2002	2003
Furniture and fixtures	3-7	$2,002	$2,020
Computer equipment and purchased software	3	13,973	15,511
Demonstration and spare part units	2	1,497	1,189
Leasehold improvements	4-12	3,141	3,199

		20,613	21,919
Less—accumulated depreciation and amortization		11,985	15,007

		$8,628	$6,912

        Depreciation and amortization expense on fixed assets for the years ended March 31, 2001, 2002 and 2003 was $4,101, $4,457, and $3,807, respectively.

8. Line of Credit

        At March 31, 2003, NetScout had a revolving line of credit with a bank to borrow up to $10,000 based upon a percentage of eligible accounts receivable. This line of credit expired on June 8, 2003 and NetScout is currently in the process of renewing this line of credit for another year. Borrowings under the line are payable on demand and bear interest at the bank's prime rate (4.25% at March 31, 2003.) NetScout's accounts receivable and inventory secured the line of credit. Under the terms of the agreement, NetScout is required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of profitability and liquidity. NetScout was in compliance with all financial covenants at March 31, 2003. No borrowings were outstanding under the line of credit at March 31, 2003. Under the terms of its current principal office lease, NetScout is required to maintain a letter of credit totaling $3,200. In the event that we are unsuccessful in securing the line of credit, we have the ability to secure the letter of credit against our current cash reserve balances.

9. Net Income (Loss) Per Share

        Below is a summary of the shares used in computing basic and diluted net income (loss) per share for the years indicated:

	Year ended March 31,
	2001	2002	2003
Weighted average number of shares outstanding	28,487,317	29,533,081	29,897,207
Reserved common stock (Note 5)	154,202	—	—
Stock options	1,084,765	—	—

Shares used in computing diluted net income (loss) per share	29,726,284	29,533,081	29,897,207

        The following table sets forth common stock excluded from the calculation of diluted net income (loss) per share since the inclusion would be antidilutive:

	Year ended March 31,
	2001	2002	2003
Stock options	1,925,238	4,704,731	2,359,393

10. Capital Stock

Common Stock Repurchase Program

        On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchase under NetScout's stock repurchase program may be made from time to time without prior notice. As of March 31, 2003, NetScout has repurchased 124,000 shares under this program. In May 2003, NetScout has repurchased an additional 34,000 shares of common stock under this program.

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

1999 Stock Option and Incentive Plan

        In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides for the grant of stock-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout may grant options that are intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of NetScout. The 1999 Stock Option Plan is administered by the Compensation Committee. Subject to the provisions of the 1999 Stock Option Plan, the Compensation Committee has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Options generally vest over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). A total of 9,500,000 shares of common stock are reserved for issuance under the 1999 Stock Option Plan.

1997 and 2000 Incentive Plans

        In July 2000, we assumed NextPoint's 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan as part of our acquisition of NextPoint. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that (i) only fifty percent (50%) of such option holder's options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four-year period. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

Offer to Exchange

        On November 8, 2002, NetScout commenced an offer to exchange (the "Exchange Offer") outstanding employee stock options granted under the 1999 Stock Option Plan and the NextPoint Networks, Inc. 2000 Stock Incentive Plan assumed by NetScout in connection with the acquisition of NextPoint having an exercise price of $10.00 or greater per share for new stock options to be granted by NetScout. Participants who elected to exchange any options were also required to exchange any other options granted to him or her in the previous six months. Other than the Chief Executive Officer and the Chairman of the Board of Directors of NetScout, all employees of NetScout and its subsidiaries holding Eligible Option Grants were eligible to participate in this offer to exchange. On December 9, 2002, the Exchange Offer expired. Outstanding options to purchase 2,142,723 shares of common stock were accepted for exchange and cancelled. Employees will receive an option to purchase one share of common stock for each option to purchase one share of common stock that was tendered and accepted by NetScout.

        NetScout expects to grant new options on the date of its Board of Directors meeting to be held on or after the first day that is at least six months and one day following December 10, 2002, the date on which NetScout terminated all options tendered in accordance with the exchange offer. In order to qualify for the new grant, eligible participants must be an employee of NetScout from the date they tender any eligible option grants through the date NetScout grants the new options. The exercise price of all new options granted under the offer will be equal to the per share market price of NetScout's common stock as reported by the Nasdaq National Market at the close of trading on the date of grant.

        Transactions under the 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans during the years ended March 31, 2001, 2002 and 2003 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—March 31, 2000	2,961,884	$11.31
Granted	2,588,033	15.55
Assumed in NextPoint acquisition (weighted average fair value of $12.23 per share)	273,906	3.97
Exercised	(636,119)	3.65
Canceled	(957,850)	14.87

Outstanding—March 31, 2001	4,229,854	13.78
Granted	1,053,425	6.31
Exercised	(247,568)	2.82
Canceled	(330,980)	15.15

Outstanding—March 31, 2002	4,704,731	12.63
Granted	512,100	5.27
Exercised	(204,904)	1.55
Canceled	(2,652,534)	16.30

Outstanding—March 31, 2003	2,359,393	7.88

        The following tables summarizes information about employee options outstanding and exercisable at March 31, 2003:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.003 to 1.50	11,375	3.9	$1.41	11,375	$1.41
1.75 to 2.50	191,631	4.5	2.45	191,631	2.45
3.01 to 5.00	572,236	7.7	4.11	274,545	4.02
5.04 to 7.40	821,366	8.1	5.57	370,170	5.65
7.60 to 11.25	379,110	8.4	8.93	134,186	9.13
13.44 to 14.94	137,090	7.1	13.82	102,640	13.83
15.13 to 19.25	75,312	7.7	15.68	49,501	15.64
20.50 to 23.13	60,000	7.5	21.25	40,000	21.25
28.94 to 31.83	111,273	3.5	30.87	83,784	30.87

	2,359,393	7.4	7.88	1,257,832	8.40

        As of March 31, 2001, options to purchase 1,181,682 shares of commons stock were exercisable under the 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans. As of March 31, 2002, options to purchase 2,104,826 shares of common stock were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans. As of March 31, 2003, there were 7,641,195 shares of common stock available for grant under the NetScout 1999 Stock Option Plan.

        In September 1997, NetScout granted 518,000 options to purchase non-voting common stock at $2.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $3.50 per share. In accordance with APB Opinion No. 25, NetScout recorded $518 of deferred compensation, which was charged to NetScout's results of operations over the vesting period of the options, generally four years. For the year ended March 31, 2001, $36 of deferred compensation was reversed due to termination of employees and for the years ended March 31, 2001 and 2002, NetScout recorded $117 and $31 of compensation expense related to these options, respectively.

        In February 1999, NetScout granted 305,500 options to purchase non-voting common stock at $6.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $9.68 per share. In accordance with APB Opinion No. 25, NetScout recorded $968 of deferred compensation, which is being charged to NetScout's results of operations over the vesting period of the options, generally four years. For the years ended March 31, 2001, 2002 and 2003, $134, $8 and $27 of deferred compensation was reversed due to termination of employees, and NetScout recorded $123, $103 and $58 of compensation expense related to these options, respectively.

        As part of the NextPoint acquisition in July 2000, NetScout recorded $980 of deferred compensation, which is being charged to NetScout's results of operations over the remainder of the vesting periods, generally from one to four years. For the years ended March 31, 2001, 2002 and 2003, $184, $20 and $6 of deferred compensation was reversed due to termination of employees and NetScout recorded $201, $233 and $203 of compensation expense related to these options, respectively.

        Also as part of the NextPoint acquisition, 267,602 shares of NetScout common stock were reserved and were released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continued employment at NetScout. NetScout recorded $4.0 million as deferred compensation related to the reserved shares, which were amortized to stock-based compensation expense over the two-year period of employment. For the years ended March 31, 2001, 2002 and 2003, NetScout record $1,393, $1,951 and $637 as compensation expense related to these reserved shares, respectively.

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

12. Retirement Plan

        In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which NetScout matches 25% of the employee's contribution up to 6% of the employee's salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee's contribution up to 6% of the employee's salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $312, $672 and $703 to the plan for the years ended March 31, 2001, 2002 and 2003, respectively.

13. Income Taxes

        Income (loss) before income taxes (benefit) consisted of the following:

	Year ended March 31,
	2001	2002	2003
Domestic	$10,366	$(12,660)	$(4,541)
Foreign	367	322	482

	$10,733	$(12,338)	$(4,059)

        The components of the income taxes (benefit) are as follows:

	Year ended March 31,
	2001	2002	2003
Current income taxes (benefit):
Federal	$5,288	$227	$(666)
State	979	(97)	18
Foreign	122	104	156

	6,389	234	(492)

Deferred income taxes (benefit):
Federal	818	(1,025)	(769)
State	(180)	(136)	(259)

	638	(1,161)	(1,028)

	$7,027	$(927)	$(1,520)

        The components of net deferred tax assets are as follows:

	Year ended March 31,
	2002	2003
Deferred tax assets (liabilities):
Reserves	$533	$646
Accrued expenses	743	1,094
Fixed assets	1,546	515
Deferred revenue	1,108	1,260
Intangible assets	(556)	(131)
Net operating loss carryforwards	4,874	5,105
Research and development tax credit carryforwards	612	899
Other	50	45

	$8,910	$9,433

        At March 31, 2003, NetScout had federal net operating loss carryforwards and federal and state research and development credits of approximately $13,927 and $895, respectively, available to offset future taxable income. These carryforwards begin to expire in fiscal year 2012.

        For federal income tax purposes, a portion of the Company's carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal tax laws.

        The income taxes (benefit) computed using the federal statutory income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Year ended March 31,
	2001	2002	2003
Statutory U.S. federal tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	5.9	(0.3)	(1.1)
Foreign sales corporation exempt income	(0.2)	—	—
Goodwill amortization	22.3	25.6	—
Stock-based compensation expense	5.5	6.3	7.3
Research and development tax credits	(3.2)	(4.5)	(9.1)
Other	0.2	0.4	0.5

	65.5%	(7.5)%	(37.4)%

14. Commitments and Contingencies

Leases

        NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $2,446, $3,404 and $4,030 for the years ended March 31, 2001, 2002 and 2003, respectively.

        Future non-cancelable minimum lease commitments are as follows:

Year ending March 31,
2004	$3,254
2005	3,009
2006	2,945
2007	3,122
2008	3,322
Remaining years	18,117

Total minimum lease payments	$33,769

Royalties

        NetScout has a minimum royalty payment agreement with one of our royalty partners. The future minimum royalty payments due under our current contract are $150 and $75 for the fiscal years 2004 and 2005, respectively.

Contingencies

        From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any other current legal proceedings and claims will not have a significant adverse effect on NetScout's financial position or results of operations.

Employment Agreement

        In January 1999, NetScout amended an employment agreement with two employee stockholders, which provides that each employee stockholder will receive a base salary of at least $250 and a year-end non-discretionary bonus of at least $250. For the fiscal year ended March 31, 2003, there were no year-end bonuses for these two employee stockholders (with their consent). The employment agreement is terminable at will but provides that if either employee's employment is terminated by NetScout without cause, or either decides to terminate his own employment for "good reason," as defined, each is entitled to receive severance benefits for three years as follows: (i) for the first twelve months following termination, the greater of $175 or base salary as of the date of termination; and (ii) for each subsequent twelve-month period, an amount equal to 120% of the amount received in the immediately preceding twelve months. Each employment agreement provides for a five-year term commencing June 1, 1994 with automatic one-year renewals.

Guarantor's Agreements

        NetScout indemnifies its officers and directors from certain occurrences while they are or were serving in an official capacity for the Company and this indemnification remains effective for the benefit of that individual's estate, heirs, executors and administrators. The maximum potential amount of future payments that NetScout may be required to make is unknown; however, NetScout does carry directors' and officers' insurance policies that limit our exposure. As a result of our current insurance policy coverage, we believe that the total impact of NetScout's indemnifications obligations, while limited, could potentially have a material adverse impact on our financial results.

        NetScout warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in our probes, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions, which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. We also warrant that all of our support services shall be performed in a good and workmanlike manner. We believe our product and support services warranties are consistent with commonly accepted industry standards.

        Contracts that we enter into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, we may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party's (i) U.S. patent, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require NetScout to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney's fees incurred by them from the lawsuit.

        On very limited occasions, we may agree to provide other forms of indemnification to partners or direct customers, such as indemnification that would obligate us to defend and pay any damages awarded to a third party against a partner or direct customer based on a lawsuit alleging that such third party has suffered personal injury and/or tangible property damage legally caused by negligently designed or manufactured products.

        The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we believe that no material impact to our financial results is likely, but if we were to have to defend a lawsuit and settle claims they could potentially have a material impact on our financial results.

15. Geographic Information

        Revenue was distributed geographically as follows:

	Year ended March 31,
	2001	2002	2003
North America	$96,980	$71,238	$58,679
Europe—Middle East—Africa	5,621	8,703	10,245
Asia—Pacific	5,350	2,343	2,734

	$107,951	$82,284	$71,658

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

16. Results of Operations—Unaudited

        The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended 2002 and 2003. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003
Revenue	$18,166	$19,732	$21,483	$22,903	$17,849	$17,937	$18,155	$17,717
Gross margin	12,799	14,526	15,966	16,900	13,501	13,302	13,564	13,444
Net loss	$(4,138)	$(2,945)	$(2,587)	$(1,741)	$(1,147)	$(710)	$(328)	$(354)
Basic and diluted net loss per share	$(0.14)	$(0.10)	$(0.09)	$(0.06)	$(0.04)	$(0.02)	$(0.01)	$(0.01)

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Operations		Deductions	Balance at End of Year
Year ended March 31, 2001
Allowance for doubtful accounts	$425,000	220,000	*	(297,000)	$348,000
Year ended March 31, 2002
Allowance for doubtful accounts	$348,000	207,000		(100,000)	$455,000
Year ended March 31, 2003
Allowance for doubtful accounts	$455,000	(97,000)		(212,000)	$146,000

*
Including $103,000 due to the purchase of NextPoint Networks, Inc. in July 2000.

S-1