Form 10-Q
period 2003-06-30
NETSCOUT SYSTEMS INC
filed 2003-08-08
CIK 1078075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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
 Common Stock, $0.001 Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares outstanding of the registrant's common stock as of August 6, 2003 was 30,057,436.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements	3
a.) Condensed Consolidated Balance Sheets:
As of June 30, 2003 and March 31, 2003	3
b.) Condensed Consolidated Statements of Operations:
For the three months ended June 30, 2003 and June 30, 2002	4
c.) Condensed Consolidated Statements of Cash Flows:
For the three months ended June 30, 2003 and June 30, 2002	5
d.) Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29
PART II: OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	30
Item 6. Exhibits and Reports on Form 8-K	30
SIGNATURES	31
EXHIBIT INDEX	32

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NetScout Systems, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$40,168	$43,823
Marketable securities	27,991	27,442
Accounts receivable, net of allowance for doubtful accounts of $88 and $146 at June 30, 2003 and March 31, 2003, respectively	8,639	11,906
Inventories	2,388	2,982
Refundable income taxes	1,476	1,226
Deferred income taxes	1,793	1,782
Prepaids and other current assets	1,794	2,088

Total current assets	84,249	91,249
Fixed assets, net	6,654	6,912
Capitalized software development costs	1,068	—
Goodwill, net	28,839	28,839
Other intangible assets, net	—	272
Deferred income taxes	7,807	7,651
Long-term marketable securities	5,022	—

Total assets	$133,639	$134,923

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,294	$1,403
Accrued compensation	3,944	3,658
Accrued other	1,664	1,819
Deferred revenue	15,331	16,242

Total current liabilities	22,233	23,122

Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2003 and March 31, 2003	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 34,252,166 and 34,151,894 shares issued and 30,048,943 and 29,982,671 shares outstanding at June 30, 2003 and March 31, 2003, respectively	34	34
Additional paid-in capital	109,060	108,835
Accumulated other comprehensive income	11	7
Deferred compensation	(80)	(132)
Treasury stock at cost, 4,203,223 and 4,169,223 shares at June 30, 2003 and March 31, 2003, respectively	(26,490)	(26,366)
Retained earnings	28,871	29,423

Total stockholders' equity	111,406	111,801

Total liabilities and stockholders' equity	$133,639	$134,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Revenue:
Product	$8,628	$10,321
Service	6,557	5,739
License and royalty	418	1,789

Total revenue	15,603	17,849

Cost of revenue:
Product	2,781	3,374
Service (including stock-based compensation of $1 and $2, respectively)	1,044	974

Total cost of revenue	3,825	4,348

Gross margin	11,778	13,501

Operating expenses:
Research and development (including stock-based compensation of $39 and $687, respectively)	3,009	4,802
Sales and marketing (including stock-based compensation of $7 and $21, respectively)	7,944	8,471
General and administrative (including stock-based compensation of $— and $2, respectively)	1,649	2,107
Amortization of other intangible assets	272	272

Total operating expenses	12,874	15,652

Loss from operations	(1,096)	(2,151)
Interest income and other expenses, net	197	313

Loss before income tax benefit	(899)	(1,838)
Income tax benefit	(347)	(691)

Net loss	$(552)	$(1,147)

Basic and diluted net loss per share	$(0.02)	$(0.04)
Shares used in computing basic and diluted net loss per share	30,040	29,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(552)	$(1,147)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	729	883
Amortization of other intangible assets	272	272
Loss on disposal of fixed assets	15	18
Loss on partial write-off of note receivable	—	472
Compensation expense associated with equity awards	47	712
Deferred income taxes	(174)	(747)
Changes in assets and liabilities:
Accounts receivable, net	3,267	2,288
Inventories	594	86
Refundable income taxes	(250)	—
Prepaids and other current assets	294	554
Accounts payable	(108)	(1,158)
Accrued compensation and other expenses	131	(1,796)
Income taxes payable	—	(184)
Deferred revenue	(911)	241

Net cash provided by operating activities	3,354	494

Cash flows from investing activities:
Purchase of marketable securities	(32,964)	(9,913)
Proceeds from maturity of marketable securities	27,396	22,931
Purchase of fixed assets	(486)	(654)
Capitalized software development costs	(1,068)	—

Net cash provided by (used in) investing activities	(7,122)	12,364

Cash flows from financing activities:
Proceeds from issuance of common stock	237	564
Purchase of common stock as treasury stock	(124)	—

Net cash provided by financing activities	113	564

Net increase (decrease) in cash and cash equivalents	(3,655)	13,422
Cash and cash equivalents, beginning of year	43,823	19,332

Cash and cash equivalents, end of period	$40,168	$32,754

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$14
Cash paid for income taxes	$86	$244
Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options	$7	$153
Release of common shares held in escrow in connection with the NextPoint acquisition	—	612

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2003 and for the three months ended June 30, 2003 and 2002, respectively, have been prepared by NetScout Systems, Inc. in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of NetScout's management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of NetScout's financial position, results of operations and cash flows. The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of the results of operations for the year ending March 31, 2004. The balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information refer to the consolidated financial statements and footnotes thereto included in NetScout's Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 13, 2003.

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

  Marketable Securities

        Marketable securities held by NetScout at June 30, 2003, with maturity dates of July 2003 through April 2005, are as follows:

	Amortized Costs	Unrealized Gains	Fair Value
U.S. government and municipal obligations	$10,596	$11	$10,607
Commercial paper	49,912	—	49,912
Less cash equivalents	26,979	—	26,979
Less restricted cash	519	8	527

Available-for-sale marketable securities	$33,010	$3	$33,013

Short-term marketable securities			$27,991

Long-term marketable securities			$5,022

        Marketable securities held by NetScout at March 31, 2003, with maturity dates of April 2003 through June 2003, are as follows:

	Amortized Costs	Unrealized Gains	Fair Value
U.S. government and municipal obligations	$456	$7	$463
Commercial paper	59,810	—	59,810
Less cash equivalents	32,368	—	32,368
Less restricted cash	456	7	463

Available-for-sale marketable securities	$27,442	$—	$27,442

Short-term marketable securities			$27,442

Long-term marketable securities			$—

  Restricted Cash

        NetScout has a restricted cash account related to a deferred compensation plan of $527, which is currently included in prepaids and other current assets. At June 30, 2003 and March 31, 2003, there were unrealized gains of $8 and $7, respectively, recorded as other comprehensive income.

3. Inventories

        Inventories consist of the following:

	June 30, 2003	March 31, 2003
Raw materials	$1,245	$1,721
Finished goods	1,143	1,261

	$2,388	$2,982

4. Capitalized Software Development Costs

        Costs incurred in the research and development of NetScout's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed") and capitalized thereafter until the related software products are available for first customer shipment. During the period ended June 30, 2003, NetScout capitalized $1.1 million of software development costs. NetScout will begin to amortize these capitalized software development costs using the straight-line method over a period of two years, commencing in the second quarter of fiscal year 2004.

        Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products will be expensed in the period in which such a determination is made.

5. Long-Lived Assets

  Goodwill and Other Intangible Assets

        In July 2000, NetScout recorded goodwill and other intangible assets using the purchase method in connection with the acquisition of NextPoint Networks, Inc. ("NextPoint"). Other intangible assets consist of customer base and completed technology. Until March 31, 2002, all goodwill and other intangible assets were amortized on a straight-line basis over a period of two to five years. NetScout adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002. Accordingly, NetScout ceased amortization of goodwill of $28,839 on that date. NetScout concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of April 1, 2002. NetScout performs an annual test of impairment of goodwill or when changes in events or circumstances indicate that an impairment test is required. NetScout believes that there has been no impairment of goodwill.

        Other intangible assets consist of the following:

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$2,166	$—
Customer base	1,100	1,100	—

	$3,266	$3,266	$—

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$1,986	$180
Customer base	1,100	1,008	92

	$3,266	$2,994	$272

  Note Receivable

        For the three months ended June 30, 2002, NetScout recorded a charge of $472 related to the partial write-off of a long-term note receivable, based on management's assessment of the uncollectability of this note receivable.

6. Commitments and Contingencies

        From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on NetScout's financial position or results of operations.

  Guarantor's Agreements

        NetScout indemnifies its officers and directors from certain occurrences while they are or were serving in an official capacity for the Company, and this indemnification remains effective for the benefit of that individual's estate, heirs, executors and administrators. The maximum potential amount of any future payments that NetScout may be required to make is unknown; however, NetScout does carry directors' and officers' insurance policies that limit our exposure. As a result of our current insurance policy coverage, we believe that the total impact of NetScout's indemnification obligations, while limited, could potentially have a material and adverse impact on our financial condition and results of operations.

        NetScout warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in our probes, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. Additionally, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. We also warrant that all of our support services shall be performed in a good and workmanlike manner. We believe our product and support services warranties are consistent with commonly accepted industry standards.

        Contracts that we enter into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, we could be required to defend any third party claims brought against a partner or direct customer claiming infringement of such third party's (i) U.S. patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require NetScout to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney's fees incurred by them from the lawsuit.

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

        The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. However, if we were required to defend a related lawsuit and settle claims or indemnify any third parties, such payments could potentially have a material and adverse impact on our financial condition and results of operations.

7. Treasury Stock

        On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout's stock repurchase program may be made from time to time without prior notice. During the three months ended June 30, 2003, NetScout repurchased 34,000 shares of common stock. As of June 30, 2003, NetScout has repurchased 158,000 shares of common stock under this program.

8. Stock-Based Compensation

        NetScout accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. NetScout has adopted the disclosure provisions of SFAS

No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FAS No. 123." All stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123.

        Had compensation cost for NetScout's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 148, NetScout's net loss and basic and diluted net loss per share on a pro forma basis would have been as follows:

	Three Months Ended June 30,
	2003	2002
Net loss as reported	$(552)	$(1,147)
Add: stock-based compensation under APB No. 25	47	712
Deduct: stock-based employee compensation expense determined
under fair value-based method for all awards	(2,321)	(3,148)

Pro forma net loss	$(2,826)	$(3,583)

Basic net loss per share:
As reported	$(0.02)	$(0.04)
Pro forma	$(0.09)	$(0.12)
Diluted net loss per share:
As reported	$(0.02)	$(0.04)
Pro forma	$(0.09)	$(0.12)

9. Computation of Net Loss Per Share

        The following table sets forth common stock excluded from the calculation of diluted net loss per share since the inclusion would be antidilutive:

	Three Months Ended June 30,
	2003	2002
Stock options	4,388,179	4,545,574

10. Other Comprehensive Income

        Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. As of June 30, 2003, $4 was recorded as other comprehensive income related to unrealized gains on marketable securities and restricted cash.

11. Geographic Information

        Revenue was distributed geographically as follows:

	Three Months Ended June 30,
	2003	2002
North America	$12,176	$14,555
Europe—Middle East—Africa	2,109	2,390
Asia—Pacific	1,318	904

	$15,603	$17,849

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

12. Offer to Exchange

        On November 8, 2002, NetScout commenced an option exchange program (the "Exchange Offer") whereby employees who held stock options granted under the 1999 Stock Option and Incentive Plan and/or the NextPoint Networks, Inc. 2000 Stock Incentive Plan assumed by NetScout in connection with the acquisition of NextPoint with an exercise price of $10.00 or greater per share were given the opportunity to tender such options for new stock options to be granted by NetScout. Participants who elected to participate in the Exchange Offer were also required to exchange any other options granted to him or her in the six months immediately prior to the commencement date of the Exchange Offer. Other than the Chief Executive Officer and the Chairman of the Board of Directors of NetScout, all employees of NetScout and its subsidiaries holding eligible option grants were eligible to participate in the Exchange Offer. On December 9, 2002, the Exchange Offer expired. Outstanding options to purchase 2,142,723 shares of common stock were accepted for exchange and cancelled. The exercise price of all new options granted under the offer was equal to the per share market price of NetScout's common stock as reported by the Nasdaq National Market at the close of trading on the date of grant. On June 13, 2003, NetScout granted options to purchase 2,048,599 shares of common stock at an exercise price of $4.22 per share in accordance with the Exchange Offer.

13. Recently Issued Accounting Pronouncements

        In December 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. NetScout will adopt the requirements of EITF No. 00-21 on July 1, 2003 and does not expect that the adoption of EITF No. 00-21 will have a material impact on its financial position or operating results.

        In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. NetScout does not have any interests that would change its current reporting entity or require additional disclosure outlined in FIN No. 46.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. NetScout does not believe that the adoption of SFAS No. 149 will have any impact on its financial position or operating results.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. NetScout does not believe that the adoption of SFAS No. 150 will have any impact on its financial position or operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

        In addition to the other information in this report, the following Management's Discussion and Analysis should be considered carefully in evaluating NetScout and our business. This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Impact Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Critical Accounting Policies

        NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, capitalized software development costs and valuation of deferred income tax assets to be critical in fully understanding and evaluating our financial results.

Revenue Recognition

        Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable.

        For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor-specific objective evidence of fair value is based on the price customers pay when the element is sold separately.

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

        Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers, represented 55% and 51% of total revenue for the three months ended June 30, 2003 and 2002, respectively. Total revenue generated from Cisco Systems, Inc. represented 5% and 14% of our total revenue for the three months ended June 30, 2003 and 2002, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the three months ended June 30, 2003 and 2002.

        Revenue from sales outside North America represented 22% and 18% of our total revenue for the three months ended June 30, 2003 and 2002, respectively. Sales outside North America are primarily due to indirect channel partners, who are generally responsible for importing products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable is reduced by an allowance for doubtful accounts. Our normal payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At June 30, 2003 and 2002, no customer account reflected more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers, nor do we anticipate non-performance by our customers in the future and, accordingly, we do not require collateral from our customers. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates relating to the allowance for doubtful accounts prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

        Inventories are stated at actual cost. Inventories consist primarily of raw materials and finished goods. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. Generally, we do not maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially and adversely impact our business, operating results and financial condition.

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

        As of June 30, 2003, goodwill was $28.8 million. We operate as one reporting unit. We consider the market capitalization of our outstanding common stock versus our stockholders' equity as an indicator that may potentially trigger an impairment of goodwill. At times, the market capitalization of our common stock may decline temporarily below our stockholders' equity; however, we do not believe that any temporary decline below our stockholders' equity would indicate an impairment. We do not believe that an impairment of goodwill has occurred. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss.

        Significant judgments and estimates are made when assessing impairment. If our accounting judgments and estimates relating to long-lived assets prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Capitalized Software Development Costs

        Costs incurred in the research and development of NetScout's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed") and capitalized thereafter, until the related software products are available for first customer shipment. As of June 30, 2003 and 2002, capitalized software development costs were $1.1 million and $0, respectively. Capitalized software development costs will be amortized on a straight-line basis over two years, commencing in the second quarter of fiscal year 2004.

        Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of software products. If our accounting judgments and estimates related to unamortized capitalized software development costs prove to be inadequate, we may be required to expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

Valuation of Deferred Income Tax Assets

        NetScout recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgments are required in determining our deferred income tax assets and liabilities and any valuation allowance recorded against our deferred income tax assets. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. When assessing the need for a valuation allowance, we consider such factors as our historical cumulative taxable income or loss, projected taxable income in early future periods, trends of our operating results and the strength of our business from both a financial and technological perspective.

        As of June 30, 2003, deferred income tax assets were $9.6 million, consisting primarily of net operating loss carryforwards and research and development tax credits, which begin to expire in fiscal year 2012, and other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and accordingly require a valuation allowance. If our judgments and estimates relating to our deferred income tax assets prove to be inadequate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income in the period such determination is made.

Results of Operations

        The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.
Statements of Operations
Percentages of Total Revenue

	Three Months Ended June 30,
	2003	2002
Revenue:
Product	55.3%	57.8%
Service	42.0	32.2
License and royalty	2.7	10.0

Total revenue	100.0	100.0

Cost of revenue:
Product	17.8	18.9
Service	6.7	5.5

Total cost of revenue	24.5	24.4

Gross margin	75.5	75.6

Operating expenses:
Research and development	19.3	26.9
Sales and marketing	50.9	47.5
General and administrative	10.6	11.8
Amortization of other intangible assets	1.7	1.5

Total operating expenses	82.5	87.7

Loss from operations	(7.0)	(12.1)
Interest income and other expenses, net	1.3	1.8

Loss before income tax benefit	(5.7)	(10.3)
Income tax benefit	(2.2)	(3.9)

Net loss	(3.5)%	(6.4)%

Three Months Ended June 30, 2003 and 2002

Revenue

        Total revenues were $15.6 million and $17.8 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 13% from 2002 to 2003.

        Product.    Product revenues were $8.6 million and $10.3 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 16% from 2002 to 2003. This decrease was primarily due to a 25% decrease in unit sales, which was attributable to the continued climate of tight enterprise IT spending for network information technology equipment and lengthening sales cycles driven by longer, more complex customer sign-off processes, partially offset by an increase in the average selling price of approximately 7% attributable to the increased sales of our higher speed probes. We expect to generate increased order flow in the coming quarter, based on early indications of our sales pipeline and orders that we believe have been deferred out of the first quarter of fiscal year 2004.

        Service.    Service revenues were $6.6 million and $5.7 million for the three months ended June 30, 2003 and 2002, respectively, representing an increase of 14% from 2002 to 2003. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base. We expect to increase our service revenue in future quarters as our current installed base continues to expand.

        License and royalty.    License and royalty revenues were $418,000 and $1.8 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 77% from 2002 to 2003. The decrease in revenue was primarily due to a decrease in unit sales, a decrease in royalty price and by Cisco discontinuing the incorporation of our software into one of their products. We anticipate a continued decrease in our license and royalty revenues due to our decreased focus on royalty partnerships in favor of a concentration on partnerships that more closely complement our current business strategies.

Cost of Revenue and Gross Margin

        Product.    Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees and overhead. Cost of product revenue was $2.8 million and $3.4 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 18% from 2002 to 2003. This decrease corresponds with the 25% decrease in unit sales attributable to the continued climate of tight enterprise IT spending for network information technology equipment and lengthening sales cycles driven by longer, more complex customer sign-off processes and a decrease in our royalty expense which is a function of changes in unit sales subject to royalty. Product gross margins were 68% and 67% as a percentage of product revenue for the three months ended June 30, 2003 and 2002, respectively. This increase in product gross margin percentage was primarily due to an increase of approximately 7% in average selling price per unit and a decrease in our royalty expense, offset by a 4% increase in average cost per unit.

        Service.    Cost of service revenue consists primarily of personnel, material and consulting costs. Cost of service revenues were $1.0 million and $974,000 for the three months ended June 30, 2003 and 2002, respectively, representing an increase of 7% from 2002 to 2003. This increase in costs was primarily due to increases in our personnel costs, partially offset by a decrease in repair costs. Service gross margins were 84% and 83% as a percentage of service revenue for the three months ended June 30, 2003 and 2002, respectively. While service revenue increased by 14%, primarily due to an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base, cost of service revenue only increased by 7%, resulting in a net increase of 1% in service gross margin percentage.

        Gross margins were $11.8 million and $13.5 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 13% from 2002 to 2003. Gross margins were 76% as a percentage of total revenue for the three months ended June 30, 2003 and 2002. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. Our gross margins remained stable primarily due to an increase in product margin percentage, which resulted from an increase of approximately 7% in average selling price per unit, a decrease in our royalty expense, somewhat offset by a 4% increase in average cost per unit. The benefit gained from the increase in product margin percentage was partially offset by decreased license and royalty revenue margin contribution.

Operating Expenses

        Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $3.0 million and $4.8 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 37% from 2002 to 2003. Research and development expenses accounted for 19% and 27% of total revenue for the three months ended June 30, 2003 and 2002, respectively. This decrease in expense was primarily due to the application of SFAS No. 86, "Accounting For the Costs of Computer Software to Be Sold, Leased, or Otherwise Sold," which requires the capitalization of software development costs of $1.1 million during the quarter ended June 30, 2003, and a 94% decrease in stock-based compensation charges related to the NextPoint acquisition from the three months ended June 30, 2002 to June 30, 2003. Headcount in research and development was 99 and 103 for the three months ended June 30, 2003 and 2002, respectively. We anticipate that sequentially we will increase research and development expenses in absolute dollars as software development efforts are completed on our new technology and first customer shipment occurs in our second quarter of fiscal year 2004.

        Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $7.9 million and $8.5 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 6% from 2002 to 2003. Sales and marketing expense costs accounted for 51% and 48% of total revenue for the three months ended June 30, 2003 and 2002, respectively. The decrease in total expenses was primarily due to a 6% decrease in commission expense due to lower sales volume, a 53% decrease in public relations costs and a 49% decrease in internal sales programs. Headcount in sales and marketing was 143 and 152 for the three months ended June 30, 2003 and 2002, respectively. We anticipate that sequentially we will increase sales and marketing expenses in absolute dollars due to increased commission compensation as a result of an anticipated increase in revenue and an increase in marketing programs.

        General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures. General and administrative expenses were $1.6 million and $2.1 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 22% from 2002 to 2003. General and administrative expenses accounted for 11% and 12% of total revenue for the three months ended June 30, 2003 and 2002, respectively. This decrease in total expense was primarily due to a partial write-off of a note receivable of $472,000 in the three months ended June 30, 2002. Headcount in general and administrative was 51 and 55 for the three months ended June 30, 2003 and 2002, respectively. We anticipate that we will remain relatively consistent in general and administrative expenses in absolute dollars sequentially for our second quarter of fiscal year 2004.

        Amortization of other intangible assets.    Amortization of other intangible assets was $272,000 for the three months ended June 30, 2003 and 2002, respectively, due to the acquisition of NextPoint. As of June 30, 2003, other intangible assets were fully amortized.

        Interest income and other expenses, net.    Interest income and other expenses, net, were $197,000 and $313,000 for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 37% from 2002 to 2003. This decrease was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

        Income tax benefit.    The income tax benefit was $347,000 and $691,000 for the three months ended June 30, 2003 and 2002, respectively. NetScout's estimated annual effective tax rate increased to a rate of 39% in fiscal year 2004 from a benefit rate of 38% in fiscal year 2003 due to estimated annual taxable income.

        Net loss.    Net loss was $552,000 and $1.1 million for the three months ended June 30, 2003 and 2002, respectively, representing a 52% improvement from 2002 to 2003. The decrease in net loss was mainly attributable to the capitalization of software development costs of $1.1 million in the three months ended June 30, 2003 and a decrease in stock-based compensation from $712,000 to $47,000 for the three months ended June 30, 2002 and 2003, respectively. In addition, sales expenses decreased due to a decrease in commission expense attributable to lower sales volume and other expenses decreased such as public relations, internal sales programs and a partial write-off of a notes receivable. These decreased expenses were offset by the decreased revenue that was attributable to the continued climate of tight enterprise IT spending for network information technology equipment and lengthening sales cycles driven by longer, more complex customer sign-off processes.

Contractual Obligations

        There have been no substantial changes to our contractual obligations or guarantor's agreements since March 31, 2003, as reported in our Annual Report on Form 10-K.

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if you had engaged in such relationships.

Liquidity and Capital Resources

        As of June 30, 2003, we had $40.2 million in cash and cash equivalents, $28.0 million in short-term marketable securities and $5.0 million in long-term marketable securities, together totaling to $73.2 million. We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank's prime rate and are secured by our inventory and accounts receivable. As of June 30, 2003, we had a letter of credit secured under the line aggregating $3.2 million.

        Cash provided by operating activities was $3.4 million and $494,000 for the three months ended June 30, 2003 and 2002, respectively. In the three months ended June 30, 2003, cash provided by operating activities was primarily derived from decreases in accounts receivable as a result of collection activities, decreases in inventories as a result of managing inventory levels and decreases in prepaids and other current assets primarily as a result of the timing of various insurance payments and increases in accrued compensation and other expenses due to the timing of payroll cycles. These were partially offset by decreases in deferred revenue from the prior quarter due to lower product sales to our installed based compared to the prior quarter additions which is attributable to the continued climate of tight enterprise IT spending for network information technology equipment and lengthening sales cycles driven by longer, more complex customer sign-off processes. For the three months ended June 30, 2002, cash provided by operating activities was primarily derived from decreases in accounts receivable, prepaids and other current assets and inventory and increases in deferred revenue. This was partially offset by decreases in accrued compensation and other expenses and accounts payable.

        Cash provided by (used in) investing activities was ($7.1) million and $12.4 million for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003, cash used in investing activities reflects the purchase of marketable securities, the purchase of fixed assets and the capitalization of software development costs offset by the proceeds from the maturity of marketable securities. For the three months ended June 30, 2002, cash provided by financing activities reflects the proceeds from the maturity of marketable securities offset by the purchase of marketable securities and the purchase of fixed assets.

        Cash provided by financing activities was $113,000 and $564,000 for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan offset by the purchase of treasury stock. For the three months ended June 30, 2002, cash provided by financing activities was primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

        On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of its outstanding common stock, subject to market conditions and other factors. NetScout had purchased 158,000 shares under this program as of June 30, 2003.

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

Recently Issued Accounting Pronouncements

        In December 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. NetScout will adopt the requirements of EITF No. 00-21 on July 1, 2003 and does not expect that the adoption of EITF No. 00-21 will have a material impact on its financial position or operating results.

        In January 2003, the FASB issued Interpretation ("FIN") No. "46, Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. NetScout does not have any interests that would change its current reporting entity or require additional disclosure outlined in FIN No. 46.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. NetScout does not believe that the adoption of SFAS No. 149 will have any impact on its financial position or operating results.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. NetScout does not believe that the adoption of SFAS No. 150 will have any impact on its financial position or operating results.

Certain Factors Which May Impact Future Results

        Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report. Additional risks that are not yet identified or that we currently think are immaterial may also impact our business operations. Such factors, among others, may have a material and adverse impact upon our business, results of operations and financial condition.

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

  •
  the timing and receipt of orders from customers, especially in light of our lengthening sales cycle;

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

  •
  continuation or worsening of the current economic slowdown and the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns; and

  •
  potential widespread recurrence of Severe Acute Respiratory Syndrome ("SARS").

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

        Our continued growth depends on our ability to maintain and periodically expand our sales force.    We must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to successfully maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.

        Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 55% and 51% of our total revenue for the three months ended June 30, 2003 and 2002, respectively. Sales to Cisco Systems, Inc. accounted for 5% and 14% of our total revenue for the three months ended June 30, 2003 and 2002, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

        If we fail to introduce new products and enhance our existing products to keep up with rapid technological change, demand for our products may decline.    The market for network management solutions is relatively new and is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, it could have a material and adverse impact on our business, operating results and financial condition.

        In the future, we intend to introduce new products related to our previously announced CDM strategy. If the introduction of these products is significantly delayed or if we are not successful in selling these products to our current and potential customers, our business, operating results and financial condition could be materially and adversely impacted.

        The current economic and geopolitical environment may impact some specific sectors into which we sell.    Many of our customers are concentrated in a small number of sectors, including financial services, government and high technology. Certain sectors may be more acutely affected by economic, geopolitical and other factors than other sectors. To the extent that one or more of the sectors in which our customer base operates are adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted.

        Our reliance on sole source suppliers could adversely impact our business.    Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue and could materially and adversely impact our business, operating results and financial condition.

        Our estimates and judgments related to critical accounting policies could be inaccurate.    We consider accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, capitalized software development costs and valuation of deferred income tax assets to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inadequate.

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

        With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the unamortized assembled workforce intangible asset are no longer subject to amortization. We currently have $28.8 million in goodwill as of June 30, 2003. Due to changes in our stock price, our market capitalization could fall below stockholders' equity for a sustained period of time and a determination may need to be made whether our goodwill asset has become impaired, and we may be required to record an impairment loss that could materially and adversely impact our financial results.

        We face significant competition from other technology companies.    The market for network management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

  •
  product performance, functionality and price;

  •
  name and reputation of vendor;

  •
  distribution strength; and/or

  •
  alliances with industry partners.

        We compete with providers of network performance management solutions, such as Concord Communications, Inc. and providers of portable network traffic analyzers and probes, such as Network Associates, Inc. In addition, leading network equipment providers, including Cisco Systems, Inc., could offer their own or competitors' solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

        As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which could have a material and adverse impact on our business, operating results and financial condition.

        The success of our business depends on the continued growth in the market for and the commercial acceptance of network management solutions.    We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks. The market for network management solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to predict the appropriate features and prices for products to address the market, the optimal distribution strategy and the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated network management solutions, decide to invest in the management of their networks and, in particular, adopt our management solutions. Any failure of this market to continue to develop would materially and adversely impact our business, operating results and financial condition. Businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

        Failure to properly manage growth could adversely impact our business.    The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must enhance our financial information and accounting systems and controls, integrate new personnel and manage expanded operations. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, and our ability to retain key personnel, our business, operating results and financial condition could be materially and adversely impacted.

        Loss of key personnel could adversely impact our business.    Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer and co-founder, and Narendra Popat, our Chairman of the Board and co-founder. We also depend on the ability of our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results and financial condition.

        We must hire and retain skilled personnel.    Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results and financial condition.

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

        Others may claim that we infringe on their intellectual property rights.    We may be subject to claims by others that our products infringe on their intellectual property rights, including patents, copyrights or trademarks. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. We expect that these claims could become more frequent as more companies enter the market for network and application infrastructure performance management solutions. Any of these claims or resulting events could have a material and adverse impact on our business, operating results and financial condition.

        If our products contain errors, they may be costly to correct, revenue may be delayed, we could be sued and our reputation could be harmed.    Despite testing by our customers and us, errors may be found in our products after commencement of commercial shipments. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fail, a customer may assert warranty and other claims for substantial damages against us. The occurrence or discovery of these types of errors or failures could have a material and adverse impact on our business, operating results and financial condition.

        Our success depends on our ability to expand and manage our international operations.    Sales outside North America accounted for 22% and 18% of our total revenue for the three months ended June 30, 2003 and 2002, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

  •
  expand international indirect distribution channels;

  •
  hire additional sales personnel;

  •
  adapt products for local markets; and

  •
  manage geographically dispersed operations.

        The major countries outside of North America in which we do or intend to do business are the United Kingdom, Germany, Japan and China. Our international operations, including our operations in the United Kingdom, Germany, Japan and China, are generally subject to a number of risks, including:

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

        Recently, when the market price of a stock has been volatile, holders of that stock have occasionally instituted securities class action litigation against the company that issues that stock. If any of our stockholders were to bring such a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

        Limits on the effectiveness of our disclosure and internal controls.    Our disclosure controls and procedures and internal controls may not prevent all errors and intentional misrepresentations. Any control system can only provide reasonable assurances that all control objectives are met. As with any control system, the cost effectiveness of controls must be measured. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that current controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. NetScout's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents. NetScout's exposure to interest rates based on outstanding debt has been, and is expected to continue to be, modest due to the fact that although we currently have a $10.0 million line of credit with $3.2 million of a letter of credit secured against it, we have no amounts outstanding under the line and no other outstanding interest-bearing debt.

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

Item 4. Controls and Procedures

        As of the balance sheet date (the "Evaluation Date") of this Quarterly Report, the Company, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Approximately $23.3 million of the proceeds from our initial public offering were used in the acquisition of NextPoint. The balance of proceeds has been invested primarily in U.S. Treasury obligations and other interest-bearing investment-grade securities.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        The following exhibits are filed as part of this report.

10	Loan Modification Agreement entered into July 31, 2003 between NetScout and Silicon Valley Bank
31.1	Certification Pursuant to Section 302 of the SARBANES-OXLEY ACT of 2002
31.2	Certification Pursuant to Section 302 of the SARBANES-OXLEY ACT of 2002
32.1	Certification Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002
32.2	Certification Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002
(b)
Reports on Form 8-K

  We filed a report on Form 8-K with the Securities and Exchange Commission on April 30, 2003 with respect to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to furnish a press release announcing the financial information for our fourth quarter and fiscal year ended March 31, 2003 and with respect to Item 12 (Results of Operations and Financial Condition) to disclose that NetScout issued a press release announcing the financial information for our fourth quarter and fiscal year ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 8, 2003	/s/ ANIL K. SINGHAL Anil K. Singhal President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

Date: August 8, 2003	/s/ DAVID P. SOMMERS David P. Sommers Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2003	/s/ LISA A. FIORENTINO Lisa A. Fiorentino Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10	Loan Modification Agreement entered into July 31, 2003 between NetScout and Silicon Valley Bank
31.1	Certification Pursuant to Section 302 of the SARBANES-OXLEY ACT of 2002
31.2	Certification Pursuant to Section 302 of the SARBANES-OXLEY ACT of 2002
32.1	Certification Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002
32.2	Certification Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002

QuickLinks

NETSCOUT SYSTEMS, INC. FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003 TABLE OF CONTENTS
PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
NetScout Systems, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
NetScout Systems, Inc. Notes to Condensed Consolidated Financial Statements (In thousands, except share and per share data) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
NetScout Systems, Inc. Statements of Operations Percentages of Total Revenue
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II: OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX