Form 10-Q
period 2003-09-30
NETSCOUT SYSTEMS INC
filed 2003-11-07
CIK 1078075

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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
Common Stock, $0.001 Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    NO ☒

        The number of shares outstanding of the registrant's common stock as of November 6, 2003 was 30,172,819.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NetScout Systems, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$30,723	$43,823
Marketable securities	34,986	27,442
Accounts receivable, net of allowance for doubtful accounts of $90 and $146 at September 30, 2003 and March 31, 2003, respectively	10,758	11,906
Inventories	2,231	2,982
Refundable income taxes	1,567	1,226
Deferred income taxes	1,792	1,782
Prepaids and other current assets	1,064	2,088

Total current assets	83,121	91,249
Fixed assets, net	6,247	6,912
Capitalized software development costs	1,215	—
Goodwill, net	28,839	28,839
Other intangible assets, net	—	272
Deferred income taxes	7,773	7,651
Long-term marketable securities	6,503	—

Total assets	$133,698	$134,923

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,392	$1,403
Accrued compensation	3,703	3,658
Accrued other	1,880	1,819
Deferred revenue	14,260	16,242

Total current liabilities	22,235	23,122

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2003 and March 31, 2003	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 34,268,622 and 34,151,894 shares issued and 30,065,399 and 29,982,671 shares outstanding at September 30, 2003 and March 31, 2003, respectively	34	34
Additional paid-in capital	109,108	108,835
Accumulated other comprehensive income (loss)	(7)	7
Deferred compensation	(53)	(132)
Treasury stock at cost, 4,203,223 and 4,169,223 shares at September 30, 2003 and March 31, 2003 respectively	(26,490)	(26,366)
Retained earnings	28,871	29,423

Total stockholders' equity	111,463	111,801

Total liabilities and stockholders' equity	$133,698	$134,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product	$9,878	$10,511	$18,506	$20,832
Service	7,192	5,946	13,749	11,685
License and royalty	445	1,480	863	3,269

Total revenue	17,515	17,937	33,118	35,786

Cost of revenue:
Product	3,358	3,475	6,139	6,849
Service (including stock-based compensation of $1, $1, $2 and $3, respectively)	1,022	1,160	2,066	2,134

Total cost of revenue	4,380	4,635	8,205	8,983

Gross margin	13,135	13,302	24,913	26,803

Operating expenses:
Research and development (including stock-based compensation of $32, $46, $71 and $733, respectively)	3,670	3,982	6,679	8,784
Sales and marketing (including stock-based compensation of $3, $16, $10 and $37, respectively)	8,038	8,316	15,982	16,787
General and administrative (including stock-based compensation of $—, $2, $— and $4, respectively)	1,550	2,138	3,199	4,245
Amortization of other intangible assets	—	272	272	544

Total operating expenses	13,258	14,708	26,132	30,360

Loss from operations	(123)	(1,406)	(1,219)	(3,557)
Interest income and other expenses, net	160	326	357	639

Income (loss) before income tax expense (benefit)	37	(1,080)	(862)	(2,918)
Income tax expense (benefit)	37	(370)	(310)	(1,061)

Net income (loss)	$—	$(710)	$(552)	$(1,857)

Basic net income (loss) per share	$—	$(0.02)	$(0.02)	$(0.06)
Diluted net income (loss) per share	$—	$(0.02)	$(0.02)	$(0.06)
Shares used in computing:
Basic net income (loss) per share	30,058	29,865	30,046	29,834
Diluted net income (loss) per share	30,585	29,865	30,046	29,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(552)	$(1,857)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,515	1,807
Amortization of other intangible assets	272	544
Amortization of capitalized software	110	—
Loss on disposal of fixed assets	35	18
Loss on write-off of note receivable	—	1,019
Compensation expense associated with equity awards	83	777
Deferred income taxes	(156)	(1,177)
Changes in assets and liabilities:
Accounts receivable, net	1,148	2,731
Inventories	751	600
Refundable income taxes	(341)	—
Prepaids and other current assets	1,024	883
Accounts payable	989	(845)
Accrued compensation and other expenses	106	(2,454)
Income taxes payable	—	(196)
Deferred revenue	(1,982)	(753)

Net cash provided by operating activities	3,002	1,097

Cash flows from investing activities:
Purchase of marketable securities	(60,384)	(33,899)
Proceeds from maturity of marketable securities	46,324	40,839
Purchase of fixed assets	(885)	(1,086)
Capitalization of software development costs	(1,325)	—

Net cash provided by (used in) investing activities	(16,270)	5,854

Cash flows from financing activities:
Proceeds from issuance of common stock	292	638
Purchase of common stock as treasury stock	(124)	—

Net cash provided by financing activities	168	638

Net increase (decrease) in cash and cash equivalents	(13,100)	7,589
Cash and cash equivalents, beginning of year	43,823	19,332

Cash and cash equivalents, end of period	$30,723	$26,921

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$16
Cash paid for income taxes	$202	$318
Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options	$24	$299
Release of common shares held in escrow in connection with NextPoint acquisition	—	612

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2003 and for the three and six months ended September 30, 2003 and 2002, respectively, have been prepared by NetScout Systems, Inc. in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of NetScout's management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of NetScout's financial position, results of operations and cash flows. The results of operations for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results of operations for the year ending March 31, 2004. The balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information refer to the consolidated financial statements and footnotes thereto included in NetScout's Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 13, 2003.

2. Stock-Based Compensation

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

        Had compensation cost for NetScout's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 148, NetScout's net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$—	$(710)	$(552)	$(1,857)
Add: stock-based compensation under APB No. 25	36	65	83	777
Deduct: stock-based employee compensation expense determined under fair value-based method for all awards	(2,349)	(2,492)	(4,670)	(5,640)

Pro forma net loss	$(2,313)	$(3,137)	$(5,139)	$(6,720)

Basic net income (loss) per share:
As reported	$—	$(0.02)	$(0.02)	$(0.06)
Pro forma	$(0.08)	$(0.11)	$(0.17)	$(0.23)
Diluted net income (loss) per share:
As reported	$—	$(0.02)	$(0.02)	$(0.06)
Pro forma	$(0.08)	$(0.11)	$(0.17)	$(0.23)

3. Cash, Cash Equivalents and Marketable Securities

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

  Marketable Securities

        Marketable securities held by NetScout at September 30, 2003, with maturity dates of October 2003 through January 2005, are as follows:

	Amortized Costs	Unrealized Gains/(loss)	Fair Value
U.S. government and municipal obligations	$9,647	$(7)	$9,640
Commercial paper	51,050	—	51,050
Less cash equivalents	18,643	—	18,643
Less restricted cash	552	6	558

Available-for-sale marketable securities	$41,502	$(13)	$41,489

Short-term marketable securities			$34,986

Long-term marketable securities			$6,503

        Marketable securities held by NetScout at March 31, 2003, with maturity dates of April 2003 through June 2003, are as follows:

	Amortized Costs	Unrealized Gains/(loss)	Fair Value
U.S. government and municipal obligations	$456	$7	$463
Commercial paper	59,810	—	59,810
Less cash equivalents	32,368	—	32,368
Less restricted cash	456	7	463

Available-for-sale marketable securities	$27,442	$—	$27,442

Short-term marketable securities			$27,442

Long-term marketable securities			$—

  Restricted Cash

        NetScout has a restricted cash account related to a deferred compensation plan of $558 and $463 at September 30, 2003 and March 31, 2003, respectively, which is currently included in prepaids and other current assets. At September 30, 2003 and March 31, 2003, there were unrealized gains of $6 and $7, respectively, recorded as other comprehensive income.

4. Inventories

        Inventories consist of the following:

	September 30, 2003	March 31, 2003
Raw materials	$1,659	$1,721
Finished goods	572	1,261

	$2,231	$2,982

5. Capitalized Software Development Costs

        Costs incurred in the research and development of NetScout's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed") and capitalized thereafter until the related software products are available for first customer shipment. During the six month period ended September 30, 2003, NetScout capitalized $1.3 million of software development costs. Beginning in August 2003 we commenced amortization on capitalized software development costs on a straight-line basis over a two-year period.

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

6. Long-Lived Assets

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

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$2,166	$—
Customer base	1,100	1,100	—

	$3,266	$3,266	$—

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$1,986	$180
Customer base	1,100	1,008	92

	$3,266	$2,994	$272

  Note Receivable

        For the three and six months ended September 30, 2002, NetScout recorded charges of $547 and $1,019, respectively, related to the write-off of a long-term note receivable, based on management's assessment of the uncollectability of this note.

7. Commitments and Contingencies

        From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on NetScout's financial position or results of operations.

  Guarantor's Agreements

        NetScout indemnifies its officers and directors from certain occurrences while they are or were serving in an official capacity for the Company, and this indemnification remains effective for the benefit of that individual's estate, heirs, executors and administrators. The maximum potential amount of any future payments that NetScout may be required to make is unknown; however, NetScout does carry directors' and officers' insurance policies that limit our exposure. We believe that the total impact of NetScout's indemnification obligations, while limited as a result of our current insurance policy coverage, could potentially have a material and adverse impact on our financial condition and results of operations.

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

        The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. However, if we are required to defend a related lawsuit and settle claims or indemnify any third parties, such payments could potentially have a material and adverse impact on our financial condition and results of operations.

8. Treasury Stock

        On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout's stock repurchase program may be made from time to time without prior notice. During the six months ended September 30, 2003, NetScout repurchased 34,000 shares of common stock. As of September 30, 2003, NetScout has repurchased 158,000 shares of common stock under this program.

9. Computation of Net Income (Loss) Per Share

        Below is a summary of the shares used in computing basic and diluted net income (loss) per share for the three and six month periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Weighted average shares used in calculating income (loss) per share basic	30,058,403	29,864,617	30,046,085	29,834,297
Stock options	526,862	—	—	—

Shares used in computing diluted net income (loss) per share	30,585,265	29,864,617	30,046,085	29,834,297

        The following table sets forth common stock excluded from the calculation of diluted net income (loss) per share since the inclusion would be antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Stock options	1,499,365	4,536,904	4,394,415	4,536,904

10. Other Comprehensive Income (Loss)

        Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Other comprehensive income (loss) related to unrealized gains and losses on marketable securities and restricted cash for the periods ended September 30, 2003 and 2002 was ($7) and $55, respectively.

11. Geographic Information

        Revenue was distributed geographically as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
North America	$14,994	$15,602	$27,170	$30,157
Europe—Middle East—Africa	2,032	1,820	4,141	4,210
Asia—Pacific	489	515	1,807	1,419

	$17,515	$17,937	$33,118	$35,786

        The North America revenue includes sales to domestic resellers who may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. Revenue attributable to locations outside of North America are primarily the result of export sales to indirect channel partners. Substantially all of NetScout's identifiable assets are located in the United States.

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

13. Recently Issued Accounting Pronouncements

        In December 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF No. 00-21 on July 1, 2003 had no impact on NetScout's financial position or operating results.

        In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. NetScout does not have any interests that would change its current reporting entity or require additional disclosure as required by FIN No. 46.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 had no impact on NetScout's financial position or operating results.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on NetScout's financial position or operating results.

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

        For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements generally hardware products and licensed software products, regardless of any separate prices stated within the contract for each element, under the residual method. Vendor-specific objective evidence of fair value is based on the price customers pay when the element is sold separately.

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

        Revenue generated from indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers, represented 46% and 57% of total revenue for the three months ended September 30, 2003 and 2002, respectively, and 50% and 54% of total revenue for the six months ended September 30, 2003 and 2002, respectively. Total revenue generated from Cisco Systems, Inc. represented 3% and 11% of our total revenue for the three months ended September 30, 2003 and 2002, respectively, and 4% and 13% of total revenue for the six months ended September 30, 2003 and 2002, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the three and six months ended September 30, 2003 and 2002.

        Revenue from sales outside North America represented 14% and 13% of our total revenue for the three months ended September 30, 2003 and 2002, respectively, and 18% and 16% of our total revenue for the six months ended September 30, 2003 and 2002, respectively. Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America made by any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable is reduced by an allowance for doubtful accounts. Our normal payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At September 30, 2003, one customer accounted for more than 10% of our accounts receivable balance, whereas at September 30, 2002, no customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers, nor do we anticipate non-performance by our customers in the future and, accordingly, we do not require collateral from our customers. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

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

        Inventories are reduced by a reserve for obsolete and excess inventory. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

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

        As of September 30, 2003, goodwill was $28.8 million. We operate as one reporting unit. We consider the market capitalization of our outstanding common stock versus our stockholders' equity as an indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders' equity; however, we do not believe that any temporary decline below our stockholders' equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss.

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

Capitalized Software Development Costs

        Costs incurred in the research and development of NetScout's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed") and capitalized thereafter, until the related software products are available for first customer shipment. For the three and six months ended as of September 30, 2003, capitalized software development costs were $257,000 and $1.3 million, respectively. No capitalized software development costs were recorded during 2002. Beginning in August 2003 we commenced amortization of capitalized software development costs on a straight-line basis over a two-year period.

        Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be inadequate, we may be required to expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

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

        As of September 30, 2003, deferred income tax assets were $9.6 million, consisting primarily of net operating loss carryforwards and research and development tax credits, which begin to expire in fiscal year 2012, and other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and accordingly, require a valuation allowance. If our judgments and estimates relating to our deferred income tax assets prove to be inadequate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income in the period such determination is made.

Results of Operations

        The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.
Statements of Operations
Percentages of Total Revenue

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product	56.4%	58.6%	55.9%	58.2%
Service	41.1	33.1	41.5	32.7
License and royalty	2.5	8.3	2.6	9.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	19.2	19.4	18.6	19.1
Service	5.8	6.4	6.2	6.0

Total cost of revenue	25.0	25.8	24.8	25.1

Gross margin	75.0	74.2	75.2	74.9

Operating expenses:
Research and development	21.0	22.2	20.2	24.5
Sales and marketing	45.9	46.4	48.2	46.9
General and administrative	8.8	11.9	9.7	11.9
Amortization of other intangible assets	—	1.5	0.8	1.5

Total operating expenses	75.7	82.0	78.9	84.8

Loss from operations	(0.7)	(7.8)	(3.7)	(9.9)
Interest income and other expenses, net	0.9	1.8	1.1	1.7

Income (loss) before income tax expense (benefit)	0.2	(6.0)	(2.6)	(8.2)
Income tax expense (benefit)	0.2	(2.0)	(0.9)	(3.0)

Net income (loss)	—%	(4.0)%	(1.7)%	(5.2)%

Three Months Ended September 30, 2003 and 2002

Revenue

        Total revenues were $17.5 million and $17.9 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 2% from 2002 to 2003.

        Product.    Product revenues were $9.9 million and $10.5 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 6% from 2002 to 2003. This decrease was primarily due to a 19% decrease in unit sales, which was attributable to the effects of the continued climate of tight enterprise IT spending for network information technology equipment, especially in some of the industry sectors into which we sell. These were partially offset by an increase of approximately 14% in the average selling price attributable to the increased sales of our higher speed probes. We expect to generate increased sales order flow in the coming quarters, based on an expectation of improvements in the economic climate and early indications of interest by our customers in our recently released performance management products.

        Service.    Service revenues were $7.2 million and $5.9 million for the three months ended September 30, 2003 and 2002, respectively, representing an increase of 21% from 2002 to 2003. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last year combined with continued renewals of customer support agreements from our expanding installed base. We expect to increase our service revenue in future quarters as our current installed base continues to expand.

        License and royalty.    License and royalty revenues were $445,000 and $1.5 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 70% from 2002 to 2003. The decrease in revenue was primarily due to a decrease in unit sales, a decrease in royalty price and by Cisco discontinuing the incorporation of our software into one of their products. We anticipate license and royalty revenues in the coming quarters to fluctuate compared with those of the quarter ended September 30, 2003 based on the volume of Cisco's sales of their products that incorporate our software under our current agreement.

Cost of Revenue and Gross Margin

        Product.    Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of product revenue was $3.4 million and $3.5 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 3% from 2002 to 2003. This decrease corresponds with the 19% decrease in unit sales attributable to the continued climate of tight enterprise IT spending for network information technology equipment, especially in some of the industry sectors into which we sell, and a decrease in our royalty expense which is a function of changes in unit sales subject to royalty, partially offset by a 15% increase in average cost attributable to increased sales in relation to our higher speed probes. Product gross margins were 66% and 67% of product revenue for the three months ended September 30, 2003 and 2002, respectively. This decrease in product gross margin percentage was primarily due to the 15% increase in average cost per unit, amortization of capitalized software on products released during the quarter ended September 30, 2003 and an increase in obsolescence expense, somewhat offset by the increase of 14% in average selling price per unit and the decrease in our royalty expense.

        Service.    Cost of service revenue consists primarily of personnel, material and support costs. Cost of service revenues were $1.0 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 12% from 2002 to 2003. This decrease in costs was primarily due to decreases in repair costs, personnel costs and travel expenses, partially offset by an increase in training expense. Service gross margins were 86% and 80% of service revenue for the three months ended September 30, 2003 and 2002, respectively. This increase was primarily attributable to the 21% increase in service revenue and the 12% decrease in cost of service revenue.

        Gross margins.    Gross margins were $13.1 million and $13.3 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 1% from 2002 to 2003. Gross margins were 75% and 74% of total revenue for the three months ended September 30, 2003 and 2002, respectively. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. Our gross margins decreased in absolute dollars primarily due to a 15% increase in average cost per unit, offset by an increase in service margin, which resulted from increased service revenue and decreased service cost and a decrease in our royalty expense. The benefit gained from the increase in service margin percentage was partially offset by decreased license and royalty revenue margin contribution.

Operating Expenses

        Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products. Research and development expenses were $3.7 million and $4.0 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 8% from 2002 to 2003. Research and development expenses accounted for 21% and 22% of total revenue for the three months ended September 30, 2003 and 2002, respectively. This decrease in expense was primarily due to the application of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," which required the capitalization of software development costs of $257,000 during the quarter ended September 30, 2003, and a 2% decrease in personnel costs related to the establishment of research and development activities in our India office which yielded resource cost efficiencies for the three months ended September 30, 2003. Average headcount in research and development was 100 for the three months ended September 30, 2003 and 2002. We anticipate that sequentially we will increase research and development expenses in absolute dollars since software development efforts have been completed on our newly released technology.

        Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses were $8.0 million and $8.3 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 3% from 2002 to 2003. Sales and marketing expense costs accounted for 46% of total revenue for the three months ended September 30, 2003 and 2002. The decrease in total expenses was primarily due to a 4% decrease in personnel costs due to lower headcount, an 8% decrease in commission expense due to sales incentive programs that were restructured, and a 77% decrease in internal sales programs, partially offset by a 78% increase in marketing programs. Average headcount in sales and marketing was 144 and 151 for the three months ended September 30, 2003 and 2002, respectively. We anticipate that sequentially we will increase sales and marketing expenses in absolute dollars due to increased sales compensation related to sales incentive programs.

        General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures. General and administrative expenses were $1.6 million and $2.1 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 28% from 2002 to 2003. General and administrative expenses accounted for 9% and 12% of total revenue for the three months ended September 30, 2003 and 2002, respectively. This decrease was primarily due to a write-off of a note receivable of $547,000 in the three months ended September 30, 2002. Average headcount in general and administrative was 50 and 54 for the three months ended September 30, 2003 and 2002, respectively. We anticipate that our general and administrative expenses will remain consistent in absolute dollars sequentially for our third quarter of fiscal year 2004.

        Amortization of other intangible assets.    Amortization of other intangible assets was $0 and $272,000 for the three months ended September 30, 2003 and 2002, respectively, due to the acquisition of NextPoint. As of June 30, 2003, other intangible assets were fully amortized.

        Interest income and other expenses, net.    Interest income and other expenses, net, were $160,000 and $326,000 for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 51% from 2002 to 2003. This decrease was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

        Income tax expense (benefit).    The income tax expense (benefit) was $37,000 and ($370,000) for the three months ended September 30, 2003 and 2002, respectively. NetScout's estimated annual effective tax rate was 36% for the three months ended September 30, 2003 and 2002.

        Net profit (loss).    Net profit (loss) was breakeven and ($710,000) for the three months ended September 30, 2003 and 2002, respectively. The decrease in net loss was mainly attributable to an increase in service margins offset by decreases in product margins and license and royalty revenues, a $547,000 write-off of a note receivable and amortization of other intangible assets of $272,000 for the three months ended September 30, 2002, and the capitalization of software development costs of $257,000 in the three months ended September 30, 2003. In addition, sales expenses decreased due to a decrease in commission expense attributable to sales incentive programs that were restructured and decreases in other expenses such as public relations and internal sales programs. These decreased expenses were offset by the decreased revenue and gross margin that was attributable to the continued climate of tight enterprise IT spending for network information technology equipment, especially in some of the industry sectors into which we sell.

Six Months Ended September 30, 2003 and 2002

Revenue

        Total revenues were $33.1 million and $35.8 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 7% from 2002 to 2003.

        Product.    Product revenues were $18.5 million and $20.8 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 11% from 2002 to 2003. This decrease was primarily due to a 22% decrease in unit sales, which was attributable to the continued climate of tight enterprise IT spending for network information technology equipment, especially in some of the industry sectors into which we sell, partially offset by an increase of 11% in the average selling price attributable to the increased sales of our higher speed probes. We expect to generate increased sales order flow in the coming quarters, based on an expectation of improvements in the economic climate and early indications of interest by our customers in our recently released performance management products.

        Service.    Service revenues were $13.7 million and $11.7 million for the six months ended September 30, 2003 and 2002, respectively, representing an increase of 18% from 2002 to 2003. This increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last year combined with continued renewals of customer support agreements from our expanding installed base. We expect to increase our service revenue in future quarters as our current installed base continues to expand.

        License and royalty.    License and royalty revenues were $863,000 and $3.3 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 74% from 2002 to 2003. The decrease in revenue was primarily due to a decrease in unit sales, a decrease in royalty price and by Cisco discontinuing the incorporation of our software into one of their products. We anticipate license and royalty revenues in the coming quarters to fluctuate compared with those of the quarter ended September 30, 2003 based on the volume of Cisco's sales of their products that incorporate our software under our current agreement.

Cost of Revenue and Gross Margin

        Product.    Cost of product revenue was $6.1 million and $6.8 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 10% from 2002 to 2003. This decrease corresponds with the 22% decrease in unit sales attributable to the continued climate of tight enterprise IT spending for network information technology equipment, especially in some of the industry sectors into which we sell, and a decrease in our royalty expense which is a function of changes in unit sales subject to royalty. Product gross margins were 67% of product revenue for the six months ended September 30, 2003 and 2002. This consistency in product gross margin percentage was primarily due to an increase of 11% in average selling price per unit and a decrease in our royalty expense, offset by a 10% increase in average cost per unit attributable to increased sales in relation to our higher speed probes.

        Service.    Cost of service revenues were $2.1 million for the six months ended September 30, 2003 and 2002. While our repair costs decreased from 2002 to 2003, this was largely offset by an increase in personnel costs. Service gross margins were 85% and 82% of service revenue for the six months ended September 30, 2003 and 2002, respectively. This increase was primarily attributable to the 18% increase in service revenue and a 3% decrease in cost of service revenue.

        Gross margins.    Gross margins were $24.9 million and $26.8 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 7% from 2002 to 2003. Gross margins were 75% of total revenue for the six months ended September 30, 2003 and 2002. Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. Our gross margins remained stable primarily due to the increase in service margin percentage and a decrease in our royalty expense, offset by a 10% increase in average cost per unit and a decrease in the license and royalty revenue margin contribution.

Operating Expenses

        Research and development.    Research and development expenses were $6.7 million and $8.8 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 24% from 2002 to 2003. Research and development expenses accounted for 20% and 25% of total revenue for the six months ended September 30, 2003 and 2002, respectively. This decrease in expense was primarily due to the application of SFAS No. 86, "Accounting For the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," which required the capitalization of software development costs of $1.3 million during the six months ended September 30, 2003, and a 90% decrease in stock-based compensation charges related to the NextPoint acquisition from the six months ended September 30, 2002 to the six months ended September 30, 2003. Average headcount in research and development was 100 and 102 for the six months ended September 30, 2003 and 2002, respectively. We anticipate that sequentially we will increase research and development expenses in absolute dollars since software development efforts have been completed on our newly released technology.

        Sales and marketing.    Sales and marketing expenses were $16.0 million and $16.8 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 5% from 2002 to 2003. Sales and marketing expense costs accounted for 48% and 47% of total revenue for the six months ended September 30, 2003 and 2002, respectively. The decrease in total expenses was primarily due to a 12% decrease in commission expense due to lower sales volume and sales incentive programs that were restructured, a 3% decrease in personnel costs due to lower headcount, a 40% decrease in public relations costs and a 49% decrease in internal sales programs. Average headcount in sales and marketing was 143 and 151 for the six months ended September 30, 2003 and 2002, respectively. We anticipate that sequentially we will increase sales and marketing expenses in absolute dollars due to increased sales compensation related to sales incentive programs.

        General and administrative.    General and administrative expenses were $3.2 million and $4.2 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 25% from 2002 to 2003. General and administrative expenses accounted for 10% and 12%

of total revenue for the six months ended September 30, 2003 and 2002, respectively. This decrease was primarily due to a write-off of a note receivable of $1.0 million in the six months ended September 30, 2002. Average headcount in general and administrative was 50 and 55 for the six months ended September 30, 2003 and 2002, respectively. We anticipate that sequentially our general and administrative expenses will remain relatively consistent in absolute dollars.

        Amortization of other intangible assets.    Amortization of other intangible assets was $272,000 and $544,000 for the six months ended September 30, 2003 and 2002, respectively, due to the acquisition of NextPoint. Other intangible assets were fully amortized as of June 30, 2003.

        Interest income and other expenses, net.    Interest income and other expenses, net, were $357,000 and $639,000 for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 44% from 2002 to 2003. This decrease was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

        Income tax benefit.    The income tax benefit was $310,000 and $1.1 million for the six months ended September 30, 2003 and 2002, respectively. NetScout's estimated annual effective tax rate was 36% for the six months ended September 30, 2003 and 2002.

        Net loss.    Net loss was $552,000 and $1.9 million for the six months ended September 30, 2003 and 2002, respectively, representing a 70% improvement from 2002 to 2003. The decrease in net loss was mainly attributable to the capitalization of software development costs of $1.3 million in the six months ended September 30, 2003, a $1.0 million write-off of a note receivable in the six months ended September 30, 2002, a decrease in amortization of other intangible assets from $544,000 to $272,000 for the six months ended September 30, 2002 and 2003, respectively, and a decrease in stock-based compensation from $777,000 to $83,000 for the six months ended September 30, 2002 and 2003, respectively. In addition, sales expenses decreased due to a decrease in commission expense attributable to lower sales volume and sales incentives programs that were restructured and a decrease in other expenses such as public relations and internal sales programs. These decreased expenses were offset by the decreased revenue and gross margin that was attributable to the continued climate of tight enterprise IT spending for network information technology equipment, especially in some of the industry sectors in which we sell.

Contractual Obligations

        There have been no substantial changes to our contractual obligations or guarantor's agreements since March 31, 2003, as reported in our Annual Report on Form 10-K.

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

        As of September 30, 2003, we had $30.7 million in cash and cash equivalents, $35.0 million in short-term marketable securities and $6.5 million in long-term marketable securities, together totaling to $72.2 million. We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank's prime rate and are secured by our inventory and accounts receivable. As of September 30, 2003, we had a letter of credit secured under the line aggregating $3.2 million.

        Cash provided by operating activities was $3.0 million and $1.1 million for the six months ended September 30, 2003 and 2002, respectively. In the six months ended September 30, 2003, cash provided by operating activities was primarily derived from decreases in accounts receivable as a result of collection activities, decreases in inventories as a result of inventory level management and decreases in prepaids and other current assets primarily as a result of the timing of various insurance payments, increases in depreciation and amortization, increases in accounts payable due to the timing of payment due dates and increases in accrued compensation and other expenses due to the timing of payroll cycles. These were partially offset by decreases in deferred revenue as a result of continued revenue recognition of certain large maintenance contracts and the timing of renewal dates of those contracts which would replenish deferred revenue. For the six months ended September 30, 2002, cash provided by operating activities was primarily derived from decreases in accounts receivable as a result of collection activities, decreases in prepaids and other current assets mainly due to the release of the escrow funds in connection with the NextPoint acquisition and decreases in inventory as a result of inventory level management and increases in depreciation and amortization, compensation expense associated with equity awards, and the impairment of a long-term note receivable. This was partially offset by a net loss, decreases in accounts payable due to the timing of payment due dates and accrued compensation and other expenses mainly due to the payment of bonuses during the period and an increase in deferred income taxes.

        Cash provided by (used in) investing activities was ($16.3) million and $5.9 million for the six months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, cash used in investing activities reflects the purchase of marketable securities, the purchase of fixed assets and the capitalization of software development costs offset by the proceeds from the maturity of marketable securities. For the six months ended September 30, 2002, cash provided by investing activities reflects the proceeds from the maturity of marketable securities offset by the purchase of marketable securities and the purchase of fixed assets.

        Cash provided by financing activities was $168,000 and $638,000 for the six months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan offset by the purchase of treasury stock. For the six months ended September 30, 2002, cash provided by financing activities was primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

        On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of its outstanding common stock, subject to market conditions and other factors. NetScout had purchased 158,000 shares under this program as of September 30, 2003.

        We believe that our current cash balances, marketable securities classified as available-for-sale and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our product were to decrease substantially our ability to generate cash flow sufficient for our short-term working capital and expenditure needs could be materially impacted. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Recently Issued Accounting Pronouncements

        In December 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF No. 00-21 on July 1, 2003 had no impact on NetScout's financial position or operating results.

        In January 2003, the FASB issued Interpretation ("FIN") No. "46, Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. NetScout does not have any interests that would change its current reporting entity or require additional disclosure as required by FIN No. 46.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 had no impact on NetScout's financial position or operating results.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on NetScout's financial position or operating results.

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

  •
  the demand for network management solutions may be uneven and the market for comprehensive management solutions such as our CDM strategy is at an early stage;

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

  •
  our prices or the prices of our competitors' products may change; and

  •
  continuation or worsening of the current economic slowdown and the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns.

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

        Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 46% and 57% of our total revenue for the three months ended September 30, 2003 and 2002, respectively, and 50% and 54% for the six months ended September 30, 2003 and 2002, respectively. Sales to Cisco Systems, Inc. accounted for 3% and 11% of our total revenue for the three months ended September 30, 2003 and 2002, respectively, and 4% and 13% of our total revenue for the six months ended September 30, 2003 and 2002, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

        If we fail to introduce new products and enhance our existing products to keep up with rapid technological change, demand for our products may decline.    The market for network management solutions is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, it could have a material and adverse impact on our business, operating results and financial condition.

        We have and intend to continue to introduce new products related to our previously announced CDM strategy. If the introduction of any of these products is significantly delayed or if we are not successful in selling these products to our current and potential customers, our business, operating results and financial condition could be materially and adversely impacted.

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

        With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, goodwill and the unamortized assembled workforce intangible asset are no longer subject to amortization. We currently have $28.8 million in goodwill as of September 30, 2003. Due to changes in our stock price, our market capitalization could fall below stockholders' equity for a sustained period of time and a determination may need to be made whether our goodwill asset has become impaired, and we may be required to record an impairment loss that could materially and adversely impact our financial results.

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

        Our success depends on our ability to expand and manage our international operations. Sales outside North America accounted for 14% and 13% of our total revenue for the three months ended September 30, 2003 and 2002, respectively, and 18% and 16% of our total revenue for the six months ended September 30, 2003 and 2002. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

        The effectiveness of our disclosure and internal controls may be limited.    Our disclosure controls and procedures and internal controls may not prevent all errors and intentional misrepresentations. Any control system can only provide reasonable assurances that all control objectives are met. As with any control system, the cost effectiveness of controls must be measured. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that current controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

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

Item 4. Submission of Matters to a Vote of Security Holders

        At NetScout's annual meeting of stockholders held on September 16, 2003, NetScout's stockholders took the following actions:

  (1)
  NetScout stockholders elected each of Vincent J. Mullarkey and Kenneth T. Schiciano, both Class I directors, to a three-year term expiring at NetScout's annual meeting of stockholders in 2006 or until each's respective successor has been duly elected and qualified or until each's early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2003 annual meeting. With respect to Mr. Mullarkey, the votes were cast as follows: 27,687,039 shares of common stock voted for the election of Mr. Mullarkey; and 666,171 shares of common stock were withheld as to the election of Mr. Mullarkey. With respect to the election of Mr. Schiciano, the votes were cast as follows: 27,736,925 shares of common stock voted for the election of Mr. Schiciano; and 616,285 shares of common stock were withheld as to the election of Mr. Schiciano.

  (2)
  NetScout's stockholders approved an amendment to the Company's 1999 Employee Stock Purchase Plan, as amended, to increase the number of shares issuable under the plan to 1,250,000 shares of NetScout's common stock. With respect to such matter, the votes were cast as follows: 27,924,904 shares voted for the proposal; 413,731 voted against the proposal; 14,575 shares abstained; and there were no broker non-votes.

  (3)
  NetScout's stockholders ratified the selection of the firm of PricewaterhouseCoopers LLP, independent accountants, as auditors for the fiscal year ending March 31, 2004. With respect to such matter, the votes were cast as follows: 26,531,089 shares of common stock voted for the proposal; 1,816,283 shares of common stock voted against the proposal; and 5,838 shares of common stock abstained.

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
  (b)
  Reports on Form 8-K

  We filed a report on Form 8-K with the Securities and Exchange Commission on July 1, 2003 with respect to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure) to furnish a press release announcing the preliminary financial information for our first quarter of our fiscal year ending March 31, 2004 and on July 16, 2003 with respect to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure) to furnish a press release announcing the financial information for our first quarter of our fiscal year ending March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.
Date: November 7, 2003	/s/ ANIL K. SINGHAL Anil K. Singhal President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)
Date: November 7, 2003	/s/ DAVID P. SOMMERS David P. Sommers Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2003	/s/ LISA A. FIORENTINO Lisa A. Fiorentino Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the SARBANES-OXLEY ACT of 2002
31.2	Certification Pursuant to Section 302 of the SARBANES-OXLEY ACT of 2002
32.1	Certification Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002
32.2	Certification Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002