Form 10-Q
period 2003-12-31
NETSCOUT SYSTEMS INC
filed 2004-02-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0000-26251

NETSCOUT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2837575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 5, 2004 was 30,348,140.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$23,154	$43,823
Marketable securities	38,028	27,442
Accounts receivable, net of allowance for doubtful accounts of $90 and $146 at December 31, 2003 and March 31, 2003, respectively	9,486	11,906
Inventories, net	2,973	2,982
Refundable income taxes	1,935	1,226
Deferred income taxes	1,667	1,782
Prepaids and other current assets	2,037	2,088

Total current assets	79,280	91,249
Fixed assets, net	5,844	6,912
Capitalized software development costs, net	1,049	-
Goodwill, net	28,839	28,839
Other intangible assets, net	-	272
Deferred income taxes	7,586	7,651
Long-term marketable securities	12,528	-

Total assets	$135,126	$134,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,915	$1,403
Accrued compensation	3,728	3,658
Accrued other	2,201	1,819
Deferred revenue	14,619	16,242

Total current liabilities	22,463	23,122

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2003 and March 31,2003	-	-
Common stock, $0.001 par value: 150,000,000 shares authorized; 34,489,595 and 34,151,894 shares issued and 30,286,372 and 29,982,671 shares outstanding at December 31, 2003 and March 31, 2003, respectively	34	34
Additional paid-in capital	110,101	108,835
Accumulated other comprehensive income (loss)	(11)	7
Deferred compensation	(26)	(132)
Treasury stock at cost, 4,203,223 and 4,169,223 shares at December 31, 2003 and March 31, 2003, respectively	(26,490)	(26,366)
Retained earnings	29,055	29,423

Total stockholders’ equity	112,663	111,801

Total liabilities and stockholders’ equity	$135,126	$134,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Product	$11,190	$10,641	$29,696	$31,473
Service	7,268	6,401	21,017	18,086
License and royalty	432	1,113	1,295	4,382

Total revenue	18,890	18,155	52,008	53,941

Cost of revenue:
Product	3,462	3,363	9,601	10,212
Service (including stock-based compensation of $-, $2, $2 and $5, respectively)	1,066	1,228	3,132	3,362

Total cost of revenue	4,528	4,591	12,733	13,574

Gross margin	14,362	13,564	39,275	40,367

Operating expenses:
Research and development (including stock-based compensation of $24, $46, $95 and $779, respectively)	3,836	4,050	10,515	12,834
Sales and marketing (including stock-based compensation of $3, $16, $13 and $54, respectively)	8,655	8,502	24,637	25,289
General and administrative (including stock-based compensation of $-, $2, $- and $5, respectively)	1,553	1,708	4,752	5,953
Amortization of other intangible assets	-	272	272	816

Total operating expenses	14,044	14,532	40,176	44,892

Income (loss) from operations	318	(968)	(901)	(4,525)
Interest income and other expenses, net	167	258	524	897

Income (loss) before income tax expense (benefit)	485	(710)	(377)	(3,628)
Income tax expense (benefit)	301	(382)	(9)	(1,443)

Net income (loss)	$184	$(328)	$(368)	$(2,185)

Basic net income (loss) per share	$0.01	$(0.01)	$(0.01)	($0.07)
Diluted net income (loss) per share	$0.01	$(0.01)	$(0.01)	($0.07)
Shares used in computing:
Basic net income (loss) per share	30,182	29,940	30,092	29,870
Diluted net income (loss) per share	31,440	29,940	30,092	29,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(368)	$(2,185)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	2,320	2,784
Amortization of other intangible assets	272	816
Amortization of capitalized software	276	-
Loss on disposal of fixed assets	38	28
Loss on write-off of note receivable	-	1,019
Compensation expense associated with equity awards	110	843
Deferred income taxes	414	(1,406)
Changes in assets and liabilities:
Accounts receivable, net	2,420	2,297
Inventories	9	558
Refundable income taxes	(709)	-
Prepaids and other current assets	42	72
Accounts payable	512	(961)
Accrued compensation and other expenses	452	(2,377)
Income taxes payable	-	(430)
Deferred revenue	(1,623)	646

Net cash provided by operating activities	4,165	1,704

Cash flows from investing activities:
Purchase of marketable securities	(84,338)	(73,802)
Proceeds from maturity of marketable securities	61,215	83,765
Purchase of fixed assets	(1,290)	(1,629)
Software development cost expenditures	(1,325)	-

Net cash provided by (used in) investing activities	(25,738)	8,334

Cash flows from financing activities:
Proceeds from issuance of common stock	1,028	976
Purchase of common stock as treasury stock	(124)	-

Net cash provided by financing activities	904	976

Net increase (decrease) in cash and cash equivalents	(20,669)	11,014
Cash and cash equivalents, beginning of year	43,823	19,332

Cash and cash equivalents, end of period	$23,154	$30,346

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$23
Cash paid for income taxes	$305	$405

Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options	$234	$259
Release of common shares held in escrow in connection with NextPoint acquisition	-	612

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of December 31, 2003 and for the three and nine months ended December 31, 2003 and 2002, respectively, have been prepared by NetScout Systems, Inc. (“NetScout”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of NetScout’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of NetScout’s financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results of operations anticipated for the year ending March 31, 2004. The balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in NetScout’s Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 13, 2003.

2.    Stock-Based Compensation

NetScout accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. NetScout has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure - an Amendment of FASB Statement No. 123.” All stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123.

Had compensation cost for NetScout’s stock-based compensation plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 148, NetScout’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss) as reported	$184	$(328)	$(368)	$(2,185)
Add: stock-based compensation under APB No. 25	27	66	110	843
Deduct: stock-based employee compensation expense determined under fair value-based methods, net of related tax effect	(2,231)	(3,152)	(6,808)	(8,693)

Pro forma net loss	($2,020)	$(3,414)	$(7,066)	$(10,035)

Basic net income (loss) per share:
As reported	$0.01	($0.01)	($0.01)	($0.07)
Pro forma	($0.07)	($0.11)	($0.23)	($0.34)
Diluted net income (loss) per share:
As reported	$0.01	($0.01)	($0.01)	($0.07)
Pro forma	($0.07)	($0.11)	($0.23)	($0.34)

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

3.    Cash, Cash Equivalents and Marketable Securities

NetScout considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those with original maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills.

Marketable Securities

Marketable securities held by NetScout at December 31, 2003, with maturity dates of January 2004 through January 2005, were as follows:

	Amortized Costs	Unrealized Gains/(loss)	Fair Value
U.S. government and municipal obligations	$13,209	($10)	$13,199
Commercial paper	38,030	(1)	38,029

Less restricted investment	674	(2)	672

Available-for-sale marketable securities	$50,565	($9)	$50,556

Short-term marketable securities			$38,028

Long-term marketable securities			$12,528

Marketable securities held by NetScout at March 31, 2003, with maturity dates of April 2003 through June 2003, were as follows:

	Amortized Costs	Unrealized Gains	Fair Value
U.S. government and municipal obligations	$456	$7	$463
Commercial paper	27,442	-	27,442

Less restricted investment	456	7	463

Available-for-sale marketable securities	$27,442	$-	$27,442

Short-term marketable securities			$27,442

Long-term marketable securities			$-

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $672 and $463 at December 31, 2003 and March 31, 2003, respectively, which is currently included in prepaids and other current assets. At December 31, 2003 and March 31, 2003, there were unrealized gains (losses) of ($2) and $7, respectively, recorded as other comprehensive income.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

4.    Inventories

Inventories, net consist of the following:

	December 31, 2003	March 31, 2003
Raw materials	$1,978	$1,721
Finished goods	897	1,261
Work in process	98	-

	$2,973	$2,982

5.    Capitalized Software Development Costs

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the nine month period ended December 31, 2003, NetScout capitalized $1.3 million of software development costs. Beginning in August 2003 we commenced amortization on capitalized software development costs on a straight-line basis over a two-year period.

Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made. NetScout believes that there is no additional adjustment to amortization required at this time.

6.    Long-Lived Assets

Goodwill and Other Intangible Assets

In July 2000, NetScout recorded goodwill and other intangible assets using the purchase method in connection with the acquisition of NextPoint Networks, Inc. (“NextPoint”). Other intangible assets consist of customer base and completed technology. Until March 31, 2002, all goodwill and other intangible assets were amortized on a straight-line basis over a period of two to five years. NetScout adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Accordingly, NetScout ceased amortization of goodwill of $28,839 on that date. NetScout concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of April 1, 2002. NetScout performs an annual test of impairment of goodwill or when changes in events or circumstances indicate that an impairment test is required.

Other intangible assets consist of the following:

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$2,166	$-
Customer base	1,100	1,100	-

	$3,266	$3,266	$-

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

6.    Long-Lived Assets (Continued)

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$1,986	$180
Customer base	1,100	1,008	92

	$3,266	$2,994	$272

Note Receivable

For the three and nine months ended December 31, 2002, NetScout recorded charges of $0 and $1,019, respectively, related to the write-off of a long-term note receivable, based on management’s assessment of the uncollectability of this note.

7.    Commitments and Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on NetScout’s financial position or results of operations.

Guarantor’s Agreements

NetScout indemnifies its officers and directors from certain occurrences while they are or were serving in an official capacity for the Company, and this indemnification remains effective for the benefit of that individual’s estate, heirs, executors and administrators. The maximum potential amount of any future payments that NetScout may be required to make is unknown; however, NetScout does carry directors’ and officers’ insurance policies that limit our exposure. We believe that the total impact of NetScout’s indemnification obligations, while limited as a result of our current insurance policy coverage, could potentially have a material and adverse impact on our financial condition and results of operations.

NetScout warrants to its customers that its software and hardware products that they purchase will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in our probes, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. In addition, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. We also warrant that all of our support services shall be performed in a good and workmanlike manner. We believe our product and support services warranties are consistent with commonly accepted industry standards.

Contracts that we enter into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, we could be required to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require NetScout to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

7.    Commitments and Contingencies (Continued)

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

Our indemnification obligations pursuant to these agreements are generally not limited to a certain term. The maximum potential amount of future payments that we could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we believe the fair value of our guarantor agreements to be immaterial as of December 31, 2003. However, if we are required to defend a related lawsuit and settle claims or indemnify any third parties, such payments could potentially have a material and adverse impact on our financial condition and results of operations.

8.    Treasury Stock

On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout’s stock repurchase program may be made from time to time without prior notice. During the nine months ended December 31, 2003, NetScout repurchased 34,000 shares of common stock. As of December 31, 2003, NetScout has repurchased 158,000 shares of common stock under this program.

9.    Computation of Net Income (Loss) Per Share

Below is a summary of the shares used in computing basic and diluted net income (loss) per share for the three and nine month periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Weighted average shares used in calculating income (loss) per share basic	30,182,244	29,940,213	30,091,636	29,869,731
Stock options	1,257,960	-	-	-

Shares used in computing diluted net income (loss) per share	31,440,204	29,940,213	30,091,636	29,869,731

The following table sets forth common stock excluded from the calculation of diluted net income (loss) per share since the inclusion would be antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Stock options	775,384	2,387,942	4,344,878	2,387,942

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

10.    Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Other comprehensive income (loss) related to unrealized gains and losses on marketable securities and restricted investment for the periods ended December 31, 2003 and 2002 was ($11) and $0, respectively.

11.    Geographic Information

Revenue was distributed geographically as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
North America	$15,569	$15,306	$42,739	$45,463
Europe – Middle East – Africa	2,638	2,241	6,779	6,451
Asia - Pacific	683	608	2,490	2,027

	$18,890	$18,155	$52,008	$53,941

The North America revenue includes shipments to domestic resellers who may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to domestic locations. Revenue attributable to locations outside of North America are primarily the result of export sales to indirect channel partners. Substantially all of NetScout’s identifiable assets are located in the United States.

12.    Offer to Exchange

On November 8, 2002, NetScout commenced an option exchange program (the “Exchange Offer”) whereby employees who held stock options granted under the 1999 Stock Option and Incentive Plan and/or the NextPoint Networks, Inc. 2000 Stock Incentive Plan assumed by NetScout in connection with the acquisition of NextPoint with an exercise price of $10.00 or greater per share were given the opportunity to tender such options for new stock options to be granted by NetScout. Participants who elected to participate in the Exchange Offer were also required to exchange any other options granted to him or her in the six months immediately prior to the commencement date of the Exchange Offer. Other than the Chief Executive Officer and the Chairman of the Board of Directors of NetScout, all employees of NetScout and its subsidiaries holding eligible option grants were eligible to participate in the Exchange Offer. On December 9, 2002, the Exchange Offer expired. Outstanding options to purchase 2,142,723 shares of common stock were accepted for exchange and cancelled. The exercise price of all new options granted under the offer was equal to the per share market price of NetScout’s common stock as reported by the Nasdaq National Market at the close of trading on the date of grant. On June 13, 2003, NetScout granted options to purchase 2,048,599 shares of common stock at an exercise price of $4.22 per share in accordance with the Exchange Offer.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

13.    Recently Issued Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF No. 00-21 on July 1, 2003 had no impact on NetScout’s financial position or operating results.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. NetScout has no investments in variable interest entities requiring disclosure under FIN 46R.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 had no impact on NetScout’s financial position or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. In November 2003, the FASB deferred the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period of time. The adoption of SFAS No. 150 had no impact on NetScout’s financial position or operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

In addition to the other information in this report, the following Management’s Discussion and Analysis should be considered carefully in evaluating NetScout and our business. This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under “Certain Factors Which May Impact Future Results” in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Critical Accounting Policies

NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, capitalization of software development costs, and accounting for income taxes to be critical in fully understanding and evaluating our financial results.

Revenue Recognition

Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable.

For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the element. Under the residual method, the remaining portion of the fee is allocated to the delivered elements, generally hardware products and licensed software products, regardless of any separate prices stated within the contract for each element, under the residual method. Vendor-specific objective evidence of fair value is based on the price customers pay when the element is sold separately.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our normal payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At December 31, 2003, no customer accounted for more than 10% of our accounts receivable balance. At December 31, 2002, one customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers, nor do we anticipate non-performance by our customers in the future and, accordingly, we do not require collateral from our customers. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments, and any losses are recorded as general and administrative expenses. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially or adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at actual cost. Inventories consist primarily of raw materials and finished goods. Inventories are reduced by a reserve for obsolete and excess inventory. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially or adversely impacted in future periods.

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

As of December 31, 2003, goodwill was $28.8 million. We operate as one reporting unit. We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as an indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss.

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

Capitalization of Software Development Costs

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment.

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

Accounting for Income Taxes

NetScout estimates the quarterly income tax expense (benefit) based on the Company’s projected annual effective tax rate. NetScout’s projected annual effective tax rate differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits taken together with our marginal year-to-date loss. Significant judgments and estimates are made when assessing NetScout’s projected effective annual tax rate. Because the income tax expense (benefit) to be recorded for the remainder of fiscal year 2004 will be largely dependent on our performance, if our judgments and estimates prove to be inadequate, the tax rate could fluctuate significantly with slight changes in pre-tax income (loss) and/or federal and state tax credits.

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

As of December 31, 2003, deferred income tax assets were $9.3 million, consisting primarily of federal net operating loss carryforwards and federal research and development tax credits, which begin to expire in fiscal year 2012, and other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If our judgments and estimates relating to our deferred income tax assets prove to be inadequate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Product	59.2%	58.6%	57.1%	58.4%
Service	38.5	35.3	40.4	33.5
License and royalty	2.3	6.1	2.5	8.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	18.3	18.5	18.5	18.9
Service	5.7	6.8	6.0	6.3

Total cost of revenue	24.0	25.3	24.5	25.2

Gross margin	76.0	74.7	75.5	74.8

Operating expenses:
Research and development	20.3	22.3	20.2	23.8
Sales and marketing	45.8	46.8	47.4	46.9
General and administrative	8.2	9.4	9.1	11.0
Amortization of other intangible assets	-	1.5	0.5	1.5

Total operating expenses	74.3	80.0	77.2	83.2

Income (loss) from operations	1.7	(5.3)	(1.7)	(8.4)
Interest income and other expenses, net	0.9	1.4	1.0	1.7

Income (loss) before income tax expense (benefit)	2.6	(3.9)	(0.7)	(6.7)
Income tax expense (benefit)	1.6	(2.1)	0.0	(2.7)

Net income (loss)	1.0%	(1.8)%	(0.7)%	(4.0)%

Three Months Ended December 31, 2003 and 2002

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consist of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products.

	Three Months Ended December 31,		Percentage Change
	2003	2002
Revenue:
Product	$11,190	$10,641	5%
Service	7,268	6,401	14%
License and royalty	432	1,113	(61%)

Total revenue	$18,890	$18,155	4%

Total revenue includes revenue generated from Cisco Systems, Inc., which represented 3% and 9% of our total revenue for the three months ended December 31, 2003 and 2002, respectively. No customer or indirect channel partner accounted for 10% or more of our total revenue during the three months ended December 31, 2003 and 2002.

Product.    The product revenue increase was primarily due to an 8% increase in unit sales, which was mainly attributable to the effects of the improving economic climate, along with growing market acceptance of our CDMTM technology, which consolidates performance management functions and traffic flow data into a single, integrated solution. We expect to generate increased sales order flow in the coming quarters, based on an expectation of continued improvements in the economic climate and continued indications of interest by our customers in our CDMTM technology and our nGenius® suite of products.

Service.    The service revenue increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last twelve months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue to continue to grow sequentially in a manner similar to this quarter.

License and royalty.    The license and royalty revenue decrease was primarily due to a decrease in unit sales and a decrease in royalty price. We anticipate license and royalty revenue sequentially to be comparable with those of the quarter ended December 31, 2003 and will be based on the volume of Cisco’s sales of their products that incorporate our software under our current agreement.

Cost of Revenue and Gross Margin

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Three Months Ended December 31,		Percentage Change
	2003	2002
Cost of revenue:
Product	$3,462	$3,363	3%
Service	1,066	1,228	(13%)

Total cost revenue	$4,528	$4,591	(1%)

Gross margin:
Product $	$7,728	$7,278	6%
Product %	69%	68%

Service $	6,202	5,173	20%
Service %	85%	81%

License and royalty $	432	1,113	(61%)
License and royalty %	100%	100%

Total gross margin $	$14,362	$13,564	6%

Total gross margin %	76%	75%

Our gross margins increased primarily due to a 14% decrease in average cost per unit and an increase in service margin, which resulted from increased service revenue and decreased service cost and a decrease in our royalty expense. The benefit gained from the increase in service margin percentage was partially offset by decreased license and royalty revenue margin contribution.

Product.    The increase in cost of product revenue was primarily due to the amortization of capitalized software development costs associated with our CDMTM technology. While revenue increased primarily due to the 8% increase in unit sales, average cost per unit decreased by 14% due to the mix of probe sales, which included more sales of our lower-cost probes as well as a decrease in our royalty expense, which is a function of changes in unit sales subject to royalty. The increase in product gross margin percentage corresponds with the 5% increase in product revenue versus the smaller 3% increase in cost of product.

Service.    The decrease in cost of service revenue was primarily due to decreases in repair costs due to lower repair activity and decreases in travel expenses. The increase in service gross margin corresponds with the 14% increase in service revenue compared with the 13% decrease in cost of service revenue.

Gross margins.    Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels.

Revenue from indirect and direct channels is as follows:

	Three Months Ended December 31,				Percentage Change
	2003		2002
Channel mix:
Indirect	$8,743	46%	$9,266	51%	(6%)
Direct	10,147	54	8,889	49	14%

Total Revenue	$18,890	100%	$18,155	100%	4%

Revenue was distributed geographically as follows:

	Three Months Ended December 31,				Percentage Change
	2003		2002
Geographic mix:
Domestic	$15,569	82%	$15,306	84%	2%
Europe - Middle East - Africa	2,638	14	2,241	12	18%
Asia - Pacific	683	4	608	4	12%

Total Revenue	$18,890	100%	$18,155	100%	4%

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Three Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Research and development	$3,836	20%	$4,050	22%	(5%)

The decrease in research and development expense was primarily due to a 75% decrease in technical supplies used for development due to tighter management of cost controls and a 55% decrease in consulting due to the discontinuation of usage of one of our outside consultants. Average headcount in research and development was 100 and 101 for the three months ended December 31, 2003 and 2002, respectively. We anticipate that sequentially we will increase research and development expenses in absolute dollars due to an increase in benefits expense for the new calendar year and the seasonal effect of employer payroll taxes.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Three Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Sales and marketing	$8,655	46%	$8,502	47%	2%

The increase in sales and marketing expenses was primarily due to a 20% increase in commission costs associated with increased attainment of incentive commission programs, increased revenue and a 50% increase in marketing programs, offset by a 54% decrease in internal sales programs and a 17% decrease in travel due to cost containment measures. Average headcount in sales and marketing was 146 and 151 for the three months ended December 31, 2003 and 2002, respectively. We anticipate that sequentially we will increase sales and marketing expenses in absolute dollars due to increased sales compensation related to sales incentive programs, an increase in benefits expense for the new calendar year and the seasonal effect of employer payroll taxes.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Three Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
General and administrative	$1,553	8%	$1,708	9%	(9%)

The decrease in general and administrative expense is a result of a 3% decrease in personnel costs and a non-recurring sales tax audit expense in December 2002. Average headcount in general and administrative was 48 and 51 for the three months ended December 31, 2003 and 2002, respectively. We anticipate that sequentially we will increase general and administrative expenses in absolute dollars due to an increase in benefits expense for the new calendar year and the seasonal effect of employer payroll taxes.

Amortization of other intangible assets.    Amortization of other intangible assets relates to the acquisition of NextPoint. As of June 30, 2003, other intangible assets were fully amortized.

	Three Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Amortization of other intangible assets	$0	0%	$272	2%	(100%)

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents, and marketable securities, and restricted cash. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late filing fees, and other miscellaneous expenses and income.

	Three Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Interest income and other expenses, net	$167	1%	$258	1%	(35%)

The decrease in interest income and other expenses, net was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

Income tax expense (benefit).    We estimate our quarterly income tax expense (benefit) based on the Company’s projected annual effective tax rate. NetScout’s projected annual effective tax rate differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits taken together with our marginal year-to-date loss. The income tax expense (benefit) to be recorded for the remainder of fiscal year 2004 will be largely dependent on our performance and could fluctuate significantly with slight changes in the absolute dollar value of our fiscal year 2004 pre-tax income (loss) and/or federal and state tax credits.

	Three Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Income tax expense (benefit)	$301	2%	($382)	(2%)	179%

Net income (loss).    Net income (loss) for the three months ended December 31, 2003 and 2002, respectively, is as follows:

	Three Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Net income (loss)	$184	1%	($328)	(2%)	156%

The shift from net loss to profit was mainly attributable to an increase in product and service margins, no amortization of other intangible assets because the assets were fully amortized previously, decreases in research and development technical supplies, decreases in sales travel, and decreases in general and administrative personnel costs and sales tax audit expense. These were offset by decreases in license and royalty revenues, which somewhat negatively impacted total gross margin, decreases in the tax benefit due to increased profitability, and an increase in commission expense.

Nine Months Ended December 31, 2003 and 2002

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consist of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products.

	Nine Months Ended December 31		Percentage Change
	2003	2002
Revenue:
Product	$29,696	$31,473	(6%)
Service	21,017	18,086	16%
License and royalty	1,295	4,382	(70%)

Total revenue	$52,008	$53,941	(4%)

Total revenue includes revenue generated from Cisco Systems, Inc., which represented 4% and 11% of total revenue for the nine months ended December 31, 2003 and 2002, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the nine months ended December 31, 2003 and 2002.

Product.    The product revenue decrease was primarily due to a 13% decrease in unit sales. This decrease was seen in earlier quarters of fiscal year 2004 and was due to the climate of tight enterprise IT spending for network information technology equipment. For our third quarter of fiscal year 2004 ended December 31, 2003, we noted improved revenue performance due to the improving economic climate as well as growing market acceptance of our CDMTM technology, which consolidates performance functions and traffic flow data into a single integrated solution. The unit sales decrease for the nine month period was partially offset by an increase of 8% in the average selling price attributable to the increased sales of our higher-speed probes. We expect to generate increased sales order flow in the coming quarters, based on an expectation of continued improvements in the economic climate and continued indications of interest by our customers in our CDMTM technology and our nGenius® suite of products.

Service.    The service revenue increase was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last twelve months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue to continue to grow sequentially in a manner similar to this quarter.

License and royalty.    The license and royalty revenue decrease was primarily due to a decrease in unit sales, a decrease in royalty price and the discontinuance by Cisco of incorporation of our software into one of their products. We anticipate license and royalty revenue sequentially to be comparable with those of the quarter ended December 31, 2003 and will be based on the volume of Cisco’s sales of their products that incorporate our software under our current agreement.

Cost of Revenue and Gross Margin

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Nine Months Ended December 31,		Percentage Change
	2003	2002
Cost of revenue:
Product	$9,601	$10,212	(6%)
Service	3,132	3,362	(7%)

Total cost revenue	$12,733	$13,574	(6%)

Gross margin:
Product $	$20,095	$21,261	(5%)
Product %	68%	68%

Service $	17,885	14,724	21%
Service %	85%	81%

License and royalty $	1,295	4,382	(70%)
License and royalty %	100%	100%

Total gross margin $	$39,275	$40,367	(3%)

Total gross margin %	76%	75%

While our gross margin in absolute dollars decreased, our gross margin percentage increased. The decrease in absolute dollars was primarily due to lower revenue for the nine month period when compared year over year. The increase in percentage was primarily due to the increase in service margin contribution and a decrease in our royalty expense, offset by a decrease in the license and royalty revenue margin contribution.

Product.    The decrease in cost of product revenue corresponds with the 13% decrease in unit sales that was seen in earlier quarters of fiscal year 2004 and was due to the climate of tight enterprise IT spending for network information technology equipment for the nine month period year over year and a decrease in our royalty expense, which is a function of changes in unit sales subject to royalty. Product gross margin percentage remained constant.

Service.    The decrease in cost of service revenue was primarily due to decreases in repair costs due to lower repair activity. This was somewhat offset by an increase in personnel costs. The increase in service gross margin corresponds with the 16% increase in service revenue compared with the 7% decrease in cost of service revenue.

Gross margins.    Gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels.

Revenue from indirect and direct channels is as follows:

	Nine Months Ended December 31,				Percentage Change
	2003		2002
Channel mix:
Indirect	$25,414	49%	$28,606	53%	(11%)
Direct	26,594	51	25,335	47	5%

Total Revenue	$52,008	100%	$53,941	100%	(4%)

Revenue was distributed geographically as follows:

	Nine Months Ended December 31,				Percentage Change
	2003		2002
Geographic mix:
Domestic	$42,739	82%	$45,463	84%	(6%)
Europe - Middle East - Africa	6,779	13	6,451	12	5%
Asia - Pacific	2,490	5	2,027	4	23%

Total Revenue	$52,008	100%	$53,941	100%	(4%)

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Nine Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Research and development	$10,515	20%	$12,834	24%	(18%)

This decrease in research and development expense was primarily due to the application of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which required the capitalization of software development costs of $1.3 million during the nine months ended December 31, 2003. The decrease was also attributable to an 88% decrease in stock-based compensation charges. These charges were incurred during the nine months ended December 31, 2002 and are related to the NextPoint acquisition. Average headcount in research and development was 100 and 101 for the nine months ended December 31, 2003 and 2002, respectively. We anticipate that sequentially we will increase research and development expenses in absolute dollars due to an increase in benefits expense for the new calendar year and the seasonal effect of employer payroll taxes.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Nine Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Sales and marketing	$24,637	47%	$25,289	47%	(3%)

The decrease in total sales and marketing expenses was primarily due to a 2% decrease in personnel costs due to lower headcount, a 32% decrease in public relations costs, a 50% decrease in internal sales programs, and a 1% decrease in commission expense due to lower sales volume and sales incentive programs that were restructured. Average headcount in sales and marketing was 144 and 151 for the nine months ended December 31, 2003 and 2002, respectively. We anticipate that sequentially we will increase sales and marketing expenses in absolute dollars due to increased sales compensation related to sales incentive programs, an increase in benefits expense for the new calendar year and the seasonal effect of employer payroll taxes.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Nine Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
General and administrative	$4,752	9%	$5,953	11%	(20%)

The decrease in general and administrative expense was primarily due to a write-off of a note receivable of $1.0 million in the nine months ended December 31, 2002. Average headcount in general and administrative was 49 and 54 for the nine months ended December 31, 2003 and 2002, respectively. We anticipate that sequentially we will increase general and administrative expenses in absolute dollars due to an increase in benefits expense for the new calendar year and the seasonal effect of employer payroll taxes.

Amortization of other intangible assets.    Amortization of other intangible assets relates to the acquisition of NextPoint. Other intangible assets were fully amortized as of June 30, 2003 and no amortization occurred after that date.

	Nine Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Amortization of other intangible assets	$272	1%	$816	2%	(67%)

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents, and marketable securities, and restricted cash. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late filing fees, and other miscellaneous expenses and income.

	Nine Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Interest income and other expenses, net	$524	1%	$897	2%	(42%)

The decrease in interest income and other expenses, net was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

Income tax benefit.    We estimate our income tax benefit based on the Company’s projected annual effective tax rate. NetScout’s projected annual effective tax rate differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits taken together with our marginal year-to-date loss. The income tax provision (benefit) to be recorded for the remainder of fiscal year 2004 will be largely dependent on our performance and could fluctuate significantly with slight changes in the absolute dollar value of our fiscal year 2004 pre-tax income (loss) and/or federal and state tax credits.

	Nine Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Income tax benefit	$9	0%	$1,443	3%	99%

Net loss.    Net loss for the nine months ended December 31, 2003 is as follows:

	Nine Months Ended December 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Net loss	$368	1%	$2,185	4%	83%

The decrease in net loss was mainly attributable to the increase in service gross margins, the capitalization of software development costs of $1.3 million, a non-recurring $1.0 million write-off of a note receivable in the nine months ended December 31, 2002, a decrease in amortization of other intangible assets from $816,000 to $272,000 for the nine months ended December 31, 2002 and 2003, respectively, and a decrease in stock-based compensation from $843,000 to $110,000 for the nine months ended December 31, 2002 and 2003, respectively. In addition, sales and marketing expenses decreased due to a decrease in personnel cost because of a decrease in headcount and a decrease in commission expense attributable to lower sales volume and sales incentives programs that were restructured and a decrease in other expenses such as public relations and internal sales programs. These were offset by a decrease in royalty revenue, a decrease in the tax benefit due to decreasing losses, and the decreased product gross margin for the nine month period year over year.

Contractual Obligations

There have been no substantial changes to our contractual obligations or guarantor’s agreements since March 31, 2003, as reported in our Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on June 13, 2003.

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following:

	December 31,
	2003	2002
Cash and cash equivalents	$23,154	$30,346
Short-term marketable securities	38,028	24,938
Long-term marketable securities	12,528	15,032

Cash, cash equivalents, and marketable securities	$73,710	$70,316

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are secured by our inventory and accounts receivable. As of December 31, 2003, we had a letter of credit secured under the line aggregating $3.2 million.

Cash, cash equivalents, and marketable securities increased by $3.4 million from December 31, 2002 to December 31, 2003. While cash and cash equivalents decreased by $7.2 million, we transferred cash and cash equivalents to short- and long-term marketable securities during the period. Short- and long-term marketable securities increased in total by $10.6 million.

Cash and cash equivalents were impacted by the following:

	December 31,
	2003	2002
Cash provided by operating activities	$4,165	$1,704
Cash provided by (used in) investing activities	(25,738)	8,334
Cash provided by financing activities	904	976

In the nine months ended December 31, 2003, cash provided by operating activities was primarily derived from decreases in accounts receivable as a result of collection activities, increases in accounts payable due to the timing of payment due dates and increases in accrued compensation and other expenses due to the timing of payroll cycles. These were partially offset by decreases in deferred revenue as a result of continued revenue recognition of certain large maintenance contracts and the timing of renewal dates of those contracts which would replenish deferred revenue. For the nine months ended December 31, 2002, cash provided by operating activities was primarily derived from decreases in accounts receivable as a result of collection activities, decreases in inventories as a result of inventory level management. This was partially offset by a net loss, decreases in accounts payable due to the timing of payment due dates and accrued compensation and other expenses mainly due to the payment of bonuses attributable to fiscal year 2002 performance during the period and an increase in deferred income taxes due mainly to net operating losses and federal and state tax credits.

For the nine months ended December 31, 2003, cash used in investing activities reflects the purchase of marketable securities, offset by the proceeds from the maturity of marketable securities due to cash management activities, the purchase of fixed assets to support our infrastructure and the capitalization of software development costs according to SFAS No. 86. For the nine months ended December 31, 2002, cash provided by investing activities reflects the proceeds from the maturity of marketable securities offset by the purchase of marketable securities due to cash management activities and the purchase of fixed assets to support our infrastructure.

For the nine months ended December 31, 2003, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan offset by the purchase of treasury stock in connection with our open market stock repurchase program. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of its outstanding common stock, subject to market conditions and other factors. NetScout had purchased 158,000 shares under this program as of December 31, 2003. For the nine months ended December 31, 2002, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

We believe that our current cash balances, marketable securities classified as available –for sale and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our product were to decrease substantially, our ability to generate cash flow sufficient for our short-term working capital and expenditure needs could be materially impacted.

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recently Issued Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 established three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values and applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF No. 00-21 on July 1, 2003 had no impact on NetScout’s financial position or operating results.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and replaces FASB Interpretation No. 46. FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of this pronouncement by public entities for all other types of entities, subject to FIN 46R, is required in financial statements for periods ending after March 15, 2004. NetScout has no investments in variable interest entities requiring disclosure under FIN 46R.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 had no impact on NetScout’s financial position or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. In November 2003, the FASB deferred the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period of time. The adoption of SFAS No. 150 had no impact on NetScout’s financial position or operating results.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	current technology spending by actual and potential customers;
•	the demand for network management solutions maybe uneven and the market for comprehensive management solutions such as our CDM™ strategy is at an early stage;
•	the timing and receipt of orders from customers, especially in light of our lengthening sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;
•	distribution channels through which our products are sold could change;
•	the timing of hiring sales personnel and the speed at which such personnel become productive;
•	we may not be able to anticipate or adapt effectively to developing markets and rapidly changing technologies;
•	our prices or the prices of our competitors’ products may change; and
•	economic slowdowns or the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns.

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 46% and 51% of our total revenue for the three months ended December 31, 2003 and 2002, respectively, and 49% and 53% for the nine months ended December 31, 2003 and 2002, respectively. Sales to Cisco Systems, Inc. accounted for 3% and 9% of our total revenue for the three months ended December 31, 2003 and 2002, respectively, and 4% and 11% of our total revenue for the nine months ended December 31, 2003 and 2002, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

If we fail to introduce new products and enhance our existing products to keep up with rapid technological change, demand for our products may decline.    The market for network management solutions is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers’ needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, it could have a material and adverse impact on our business, operating results and financial condition.

We have and intend to continue to introduce new products related to our previously announced CDM™ strategy. If the introduction of any of these products is significantly delayed or if we are not successful in selling these products to our current and potential customers, our business, operating results and financial condition could be materially and adversely impacted.

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

We compete with providers of network performance management solutions, such as Concord Communications, Inc. and providers of portable network traffic analyzers and probes, such as Network Associates, Inc. In addition, leading network equipment providers, including Cisco Systems, Inc., could offer their own or competitors’ solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

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

The success of our business depends on the continued growth in the market for and the commercial acceptance of network management solutions.    We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated network management solutions, decide to invest in the management of their networks and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

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

We may fail to secure necessary additional financing.    We may require significant capital resources to expand our business and remain competitive in the rapidly changing network performance management industry. We may invest in our operations as well as acquire complementary businesses, products or technologies. Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to raise capital by:

•	issuing additional common stock or other equity instruments;
•	issuing debt securities;
•	obtaining additional lease financings; or
•	increasing our lines of credit.

However, we may not be able to obtain additional capital when we want or need it, and capital may not be available on satisfactory terms. Furthermore, any additional capital may have terms and conditions that adversely affect our business, such as financial or operating covenants, or that may result in additional dilution to our stockholders.

We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.    We may need to acquire complementary businesses, products or technologies to remain competitive or expand our business. We actively investigate and evaluate potential acquisitions of complementary businesses, products and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all businesses, products or technologies that we seek to acquire. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

Acquisitions that we do complete could adversely impact our business.    Such potential adverse consequences include:

•	the potentially dilutive issuance of common stock or other equity instruments;
•	the incurrence of debt and amortization expenses related to goodwill and other intangible assets;
•	the incurrence of significant costs and expenses; or
•	the potentially dilutive impact on our earnings per share.

Acquisition transactions involve numerous business risks.    These risks include:

•	difficulties in assimilating the acquired operations, technologies, personnel and products;
•	difficulties in managing geographically dispersed and international operations;
•	difficulties in assimilating diverse financial reporting and management information systems;
•	the diversion of management’s attention from other business concerns;
•	the potential disruption of our business; and
•	the potential loss of key employees, customers, distributors or suppliers.

Our estimates and judgments related to critical accounting policies could be inaccurate.    We consider accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, capitalized software development costs, and accounting for income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inadequate.

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

With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2002, goodwill and the unamortized assembled workforce intangible asset are no longer subject to amortization. We currently have $28.8 million in goodwill as of December 31, 2003. Due to changes in our stock price, our market capitalization could fall below stockholders’ equity for a sustained period of time and a determination may need to be made whether our goodwill asset has become impaired, and we may be required to record an impairment loss that could materially and adversely impact our financial results.

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

Our success depends on our ability to protect our intellectual property rights.    Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark and trade secret laws and non-disclosure and other contractual arrangements to protect our proprietary rights. The reverse engineering, unauthorized copying, or other misappropriation of our intellectual property could enable third parties to benefit from our technology without compensating us. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management’s attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. Further, we also license software from third parties for use as part of our products, and if any of these licenses were to terminate, we may experience delays in product shipment until we develop or license alternative software.

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

Our success depends on our ability to expand and manage our international operations.    Sales outside North America accounted for 18% and 16% of our total revenue for the three months ended December 31, 2003 and 2002, respectively, and 18% and 16% of our total revenue for the nine months ended December 31, 2003 and 2002, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

The effectiveness of our disclosure and internal controls may be limited.    Our disclosure controls and procedures and internal controls may not prevent all errors and intentional misrepresentations. Any control system can only provide reasonable assurances that all control objectives are met. As with any control system, the cost effectiveness of controls must be measured. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that current controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. NetScout’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but we do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents. NetScout’s exposure to interest rates based on outstanding debt has been, and is expected to continue to be, modest due to the fact that although we currently have a $10.0 million line of credit with $3.2 million of a letter of credit secured against it, we have no amounts outstanding under the line and no other outstanding interest-bearing debt.

NetScout’s exposure to currency exchange rate fluctuations has been limited. All revenue transactions are completed in U.S. dollars. NetScout does pay for certain operating expenses such as foreign payroll, rent and office expense in foreign currency and, therefore, currency exchange rate fluctuations could have a material adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations is recorded in the period incurred.

Item 4. Controls and Procedures

As of the balance sheet date (the “Evaluation Date”) of this Quarterly Report, the Company, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We filed a report on Form 8-K with the Securities and Exchange Commission on October 14, 2003 with respect to Item 12 (Results of Operations and Financial Conditions) to furnish a press release announcing the financial information for the second quarter of our fiscal year ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 6, 2004	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: February 6, 2004	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer
(Principal Financial Officer)

Date: February 6, 2004	/s/ Lisa A. Fiorentino
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