Form 10-K
period 2004-03-31
NETSCOUT SYSTEMS INC
filed 2004-06-14
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2003 (based on the last reported sale price on the Nasdaq National Market as of such date) was approximately $74,746,151.48. As of June 9, 2004, there were 30,476,985 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

PART I

Item 1. Business

General

NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and optimization of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by enterprises, large governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States of America.

Businesses have continued to increase their reliance on software applications and computer networks, making them strategic assets for competitive advantage and essential business operations. To support the growing number of users and their demands for faster and more reliable computer network access, new network technologies and products are continually being introduced. In addition to the traditional local area networks (LAN) and wide area networks (WAN), businesses are implementing storage area networks (SAN) to help them with their storage needs. Furthermore, with the proliferation of malicious computer viruses, destructive worms and sophisticated hackers, businesses are quickly adopting robust security systems and procedures that are not always complementary to performance goals. The result is increasingly large, complex and geographically dispersed networks with infrastructures that are extremely difficult to manage. Computer network malfunctions cause performance degradations that result in significant business interruptions, lost revenue and customer dissatisfaction. Consequently, businesses are recognizing the critical importance of addressing network performance problems for all aspects of their networks quickly and proactively.

The nGenius® Performance Management System, our integrated hardware and software solution, monitors, collects and publishes information on the traffic flows of individual software applications such as Voice-over-IP, e-commerce, supply chain management and customer relationship management, as well as the performance of the underlying network (routers, switches and communication links) and its users’ behaviors. The nGenius Solution draws on data collected by our line of network monitoring appliances called probes and intelligent software agents, and from data collected directly from network devices. The hardware probes attach to the network non-intrusively and collect information about the network’s traffic flows in real time. They generate in-depth information about network and traffic activity that is unique to NetScout’s nGenius Probes, as well as industry-standard performance data. Organizations can gain “end-through-end” visibility to better understand and optimize traffic flows and application performance across the network by placing probes at strategic locations throughout a network. In addition to probes, the nGenius Solution includes intelligent software agents that simulate end-user transactions. These agents measure and report the response times that would be experienced by end-users throughout internal networks and across the Internet.

The nGenius solution generates information, analyzes it and publishes it in real-time displays and customizable historical reports. These reports summarize the status of network activity, service levels, application performance, device utilization, and other critical aspects of network availability, utilization and performance, and are delivered to the end-user in an easy-to-read, Web-based newspaper format. Our customers use the information generated by the nGenius Solution to proactively detect problems, thereby reducing the severity and the frequency of network slowdowns and service interruptions. They can manage the delivery of services and fulfill service-level agreements, assess infrastructure capacity against future needs, and justify requirements for additional resources.

Early in fiscal year 2004, we released nGenius Performance Manager version-2.0 and an associated firmware release for our probes. These significant product releases delivered the major capabilities envisioned within the CDM™ Technology and architecture, which had been announced the prior year. This solution significantly advanced the state of the art in network management by reducing the number of tools and the complexity required to optimize the monitoring, troubleshooting and performance of networks and the applications that are served over them. nGenius Performance Manager utilizes a unified architecture that allows enterprises to address performance levels across the enterprise with superior information and greater ease. The nGenius Performance Manager provides capacity planning, application monitoring, network monitoring, troubleshooting, performance fault management and service level management from a single, tightly integrated solution. Two additional revisions for the nGenius Performance Management System were released during fiscal 2004, each of which added valuable capabilities and incorporated customer feature requests such as application visibility support for QoS, Citrix, Cisco VSANs, MPLS, VPN, business-oriented viewing and reporting, extended support for NetFlow, monitoring the health of critical network devices, and offering our nGenius Performance Manager software on a Linux operating platform.

We market and distribute our products through our own direct sales force and through channel partners that include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Our principal customers are Global 5000 enterprises, representing a wide range of industries including financial services, technology, healthcare, retail, manufacturing, and service providers as well as many large agencies of the federal government. As of March 31, 2004, NetScout has licensed our products to more than 3,000 customers and no customer represented more than 10% of revenues in fiscal year 2004.

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

The period of rapid growth of network infrastructures from the late 1990’s through 2000 caused network management to be a secondary consideration for organizations that were striving for rapid network expansion to address perceived market opportunities or competitive threats. In recent years, this led to added network complexity with excess capacity, in an “over-provisioning” approach to managing networks, using high redundancy and high capacity to provide network availability and performance without fully utilizing network measurement and management tools. Additionally, as these networks have expanded in this haphazard manner, limited attention has been paid to the proliferation of disparate data types, troubleshooting tools and management metrics.

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

Dominated by tools from manufacturers of network devices that are specific to managing each vendor’s equipment, element management systems provide the basic functions of managing a network. Most often they present visualizations of device status and are used for making configuration changes to network devices such as routers and switches. Element management systems are “silo-like” and limited in visibility to other network domains; therefore heterogeneous, or multi-vendor, network environments require multiple element management systems.

Operations management focuses on collections of linked network devices. Operations management systems discover network components, show network topology and device status, support day-to-day administration and supply “break-fix” fault and problem management, or troubleshooting, functions. Such systems understand the relationships between multi-vendor network components. They are often called “frameworks” or “manager of managers” because they consolidate data from different element management systems and provide a structure for managing heterogeneous, or multi-vendor, networks. However, operations management systems offer little or no traffic-based network performance information. Hewlett-Packard’s OpenView and Micromuse’s Netcool are examples of operations management systems.

Performance or service management encompasses proactive measures for monitoring and assuring the quality and level of service provided by the devices and communications links that deliver business applications across the network. It also compares the expected performance of the network against actual results by collecting and archiving data over time for baselines, trend analysis, historical usage analysis and service level reporting. The most sophisticated systems collect data in real time for on-the-spot investigation and management as well as perform advanced, forward-looking analysis. Our nGenius Performance Management System, through its real-time monitoring and troubleshooting features, as well as its capacity planning and reporting functions, fully addresses the needs and goals of the performance management model.

Business management is an emerging product and discipline area that aligns network and network service performance with the business processes that the network and applications support. It also integrates component status and performance measurements to display performance at the business service level and correlates network component problems to the affected business service. These advanced functions help prioritize network support resources and add a business value dimension to network planning and design efforts. With a large array of Web-based reports presenting network and application performance in logical business-oriented groupings and context, our nGenius Performance Management System supports the objectives of this emerging market.

NetScout’s Approach to Network Management

Our approach to network management is based on the principle that a unified system that provides the links from performance management into business management in one integrated platform will give end-users a much more comprehensive view of critical network resources within the computer network. The introduction of our CDM, or Common Data Model, Technology and architecture is the cornerstone of this approach.

CDM™ Technology

We have developed the unique, patent-pending, CDM Technology around the firm conviction that flow-based performance data is the most powerful basis upon which to build high-value, business-relevant network and application performance management solutions. Our flow-based approach simplifies operational management tasks by integrating traffic flow data from disparate network data sources into a common model for consistent analysis, views and reports. The CDM Technology allows us to collect performance data from multiple sources spanning virtually any network or application technology or topology, whether retrieved from our probes, standards-based infrastructure devices, or value-added performance information from our technology partners’ devices. All data is then mapped into a common performance data repository, where nGenius Performance Manager can be used to provide a comprehensive solution for real-time and historical troubleshooting, capacity planning, and applications performance management across the enterprise. It delivers a complete end-through-end view of the performance of network applications and services.

NetScout Products and Performance Technology

We develop, manufacture, sell and support network performance management solutions under the nGenius brand. The nGenius Performance Management System, based on our patent-pending CDM Technology, is a robust and complete solution, consisting of integrated hardware and software components that monitor, measure and report on the network’s ability to fulfill its performance, cost and service-level objectives. The system is comprised primarily of two components–data collection (via our nGenius Probes, Active Agents, and server-side SNMP collectors) and information filtering, aggregation, recording, analysis and presentation via our nGenius Performance Manager software application.

nGenius Performance Manager v. 2.0 is a multi-function performance management solution implemented in a single, integrated application that monitors and reports on network and application traffic, troubleshoots performance problems and provides precise information for capacity planning. It seamlessly integrates real-time and historical information in a single management application. By using data collected by our probes, it provides a logical, business-oriented representation of network and application performance, with the ability to drill-down into layers of additional detail, all the way down to the bit-by-bit composition of individual packets. This intuitive solution, which has been designed for ease of use and Web-based distribution, also contains features that simplify and enable the logical monitoring and management of large, geographically dispersed networks. nGenius Performance Manager v. 2.0 began shipping in August 2003.

During fiscal 2004, we introduced our first pre-configured appliance options for the nGenius Performance Manager software product. Based upon an optimized, security-hardened, rack-mountable third party server, the nGenius Express Appliance products were introduced with operating system options of either Windows2000 or Red Hat Linux. This method of delivering our advanced software product solves many challenges and concerns of our customers, including independent procurement, sizing, configuration and administration of an appropriate computing platform, while also addressing the increasingly predominant need for all enterprise systems to meet strict security standards.

The hardware portion of the nGenius Performance Management System is our nGenius Probes, which are at the core of our network performance management solution. These high performance appliances attach to the network in a non-intrusive, passive manner and monitor traffic patterns in real time on any segment of the network that is deemed critical by IT managers. Through in-depth analysis of traffic information on the fly, the probes are able to monitor error rates, usage levels and response times by application, by user and by server and are able to detect and alarm on unexpected conditions. By placing probes at strategic locations throughout a network, organizations gain network-wide visibility of their traffic flows so they can better understand and optimize application performance and delivery.

We continually enhance our probe technology to ensure visibility into all types of network traffic and communications technologies. nGenius Probes monitor all business applications, as well as voice, video, multicast, and Web applications. They support the widest range of network topologies, including Gigabit Ethernet; Fast Ethernet; Frame Relay and Wide Area Network T1/E1 and T3/E3; Demarcation-point T1D/E1D; TS3/E3 for HSSI; DS3/E3 for ATM; OC-3c/STM-1 and OC-12c/STM-4 for Packet-over-SONET; OC-3c/STM-1 and OC-12c/STM-4 for ATM; and Fibre Channel for storage area network environments.

Our track record of innovation began with the introduction of Ethernet probes in 1992 and continues unabated today. We have continued to innovate probe technology with the addition of more than thirty new probes over the past ten years. During fiscal year 2004, we introduced new probe products that continued to expand our market reach. In September 2003, we introduced the industry’s first multi-port ATM probe for T3/E3 circuits, offering our advanced instrumentation for the growing number of organizations worldwide that are utilizing this type of service to expand the capacity of their wide area network links. This product announcement also introduced the industry’s first combination ATM and LAN probe, offering a configuration that allows our customers to get more value for their investment by monitoring both their high speed wide area links and the local area traffic within a campus or remote site.

We also continued to advance and innovate our solutions for integrated performance management of storage area networking technologies during fiscal year 2004. In particular, we added additional data analysis and reporting capabilities for higher-level protocols running over both fibre channel and IP networks, and we launched the first third-party support for performance management of Cisco’s VSAN technology.

In addition to new probe product lines, we advanced the capabilities of our probe options. With the introduction of the nGenius Flow Director probe option, we incorporated and expanded upon the capabilities of the nGenius Network Security Adaptor, which was introduced in the fall of 2002. The nGenius Flow Director is an add-in interface card that allows our customers to gain better return on their nGenius Probe investment by leveraging their performance management instrumentation point as a shared source of streaming packet data for security management products such as intrusion detection or behavior analysis systems (referred to as “flow export”), or by extending their WAN probe to also monitor LAN links from within the same purpose-built appliance (referred to as “flow import”). During fiscal year 2004, the nGenius Flow Director options were released across our Fast Ethernet and most of our Wide Area Probe product lines, and we intend to offer similar configurations across the balance of our high speed LAN and WAN probes in the near future.

Strategy

Enhancing shareholder value through sustained growth, profitability and market leadership is our continued objective. We intend to pursue growth through expanding our worldwide presence, expanding our customer base, establishing relationships with new technology partners, increasing our mindshare with strategic resellers and augmenting ongoing business and penetration within our established customers. We intend to extend our market leadership by continuing to develop the market’s first strategic, integrated, network performance management platform that overlays the network and generates the information needed to proactively avoid network failures and performance degradations. Key elements of our strategy include:

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

Expand Reporting and Analysis Software Solutions. We plan to enhance our analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities that have been created by changes and trends in networking and application technologies such as Voice-over-IP and storage networks. We also plan to leverage the unique information generated by our probes and integrated reporting and analysis tools through enhancements and additions to our nGenius Performance Management System.

Extend Probe Family. We plan to continue the expansion of our probe line of products, extending our monitoring capabilities to meet emerging network environments, higher speeds, new types of traffic, new communications architectures, new communications technologies and new network topologies. To ensure that our customers are able to achieve comprehensive oversight of their networks, we will maintain our support for older technologies while regularly introducing probes for newer ones. Our probe family covers technologies for both domestic and international markets.

Leverage Installed-Base Opportunities. Throughout our history there have been more than 3,100 customers that have deployed our products worldwide to monitor more than 90,000 network segments. We have initiated steps to target existing users of our products with marketing and sales programs designed to promote more extensive use of our performance management solutions. Customers can purchase products through our reseller partners or directly from us. In both cases (reseller or direct sales), we believe in a “high-touch” selling model. In this model, our worldwide field sales force maintains a very high presence with customers and prospects, consulting in both direct and reseller sales opportunities to satisfy customers’ needs.

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

Expand Distribution Channels. We plan to continue to increase our direct field sales presence where it is advantageous to do so during fiscal year 2005. We also seek to develop additional indirect distribution channels with systems integrators, resellers and service providers. In addition to Cisco, our channel relationships include: Avnet Computer, Northrop Grumman, Dimension Data, and others. During this past year we announced several new agreements with resellers in Asia, including Chevalier iTech Holdings Ltd. in Hong Kong, Comstor Pte Ltd. in Singapore, and Stark Technology in Taiwan. These and other important channel partners facilitate the worldwide distribution and market acceptance of our solutions.

Facilitate Development of Complementary Third-Party Products and Strategic Relationships. Our probes generate rich performance information that can be leveraged by third-party software products. As a means to increase demand for our products, we encourage the development of applications that leverage our solutions. Our nGenius product platform also facilitates the delivery of complementary performance management and reporting applications with its open-style architecture and user interface portal. OPNET, a partner, uses our unique network information to develop sophisticated, predictive models of our joint customers’ networks’ behavior. We have expanded our partnership with OPNET to include the integration of our real-time traffic and performance information into their products. In addition, nGenius Performance Manager can be used with Hewlett-Packard’s OpenView Network Node Manager. Furthermore, we are working with applications vendors in other complementary areas, such as usage-based billing and security analysis and detection, to utilize our CDM Technology as a superior source of consolidated network and application traffic information.

With the advent of CDM Technology and our solution’s ability to display and analyze disparate performance data sources, we announced an Alliance Program in 2002 targeted at both network infrastructure vendors and network management application providers. This year we announced completion of product integrations with Extreme Networks and Foundry Networks that enable the nGenius Performance Management System to capture and use information generated by their network devices, giving our customers a more comprehensive and unified view of the performance of their entire network.

Leverage Competitive Advantages. We intend to leverage the competitive advantage of our application and user-level network-traffic-information-generating technology in probes, active agents and analysis software to build the broadest, most robust network performance management solutions for large, global, strategic networks of the future—a solution which will be the core management system for those networks.

Cisco Relationship. Since 1994, we have had a strategic relationship with Cisco Systems, Inc. Over time, the relationship expanded to include exchange of technology development plans, the private labeling and reselling of our probes and real-time monitoring software and joint field sales and support activities. Development activities have included the exchange of technology and product plans between NetScout and Cisco to guide development of network management technologies that align with the future needs of Cisco-powered networks. Standard functionality in our solutions has grown to include support for Cisco’s switch product line, as well as their NetFlow and Quality of Service technologies, leading to the resale of our software technology in the CiscoWorks 2000 LAN Management Solution and for a period of time, Routed WAN Management software bundles. On June 12, 2001, we announced a change in the Cisco relationship where Cisco discontinued private labeling and reselling our probes and began referring sales opportunities for probes directly to us. The change was precipitated by the two companies’ need to evolve their sales and support model to better meet changing customer requirements and for each company to meet their internal profitability objectives. During fiscal year 2002 and 2003, we successfully transitioned Cisco customers who were actively purchasing our products to our direct and indirect sales channels.

On August 1, 2002, we amended our agreement with Cisco regarding the incorporation of our software into Cisco’s products to extend the term of the agreement until November 1, 2003 with automatic renewals for 18-month periods, subject to certain conditions. The resale of our nGenius Real-Time Monitor software with Cisco’s CiscoWorks2000 LAN Management Solution software bundle currently continues, however, during fiscal year 2003 Cisco discontinued incorporating our software in their Routed WAN Management Solution. We expect our relationship to continue to change based on market requirements and each company’s corporate objectives and we anticipate that in the future, Cisco will discontinue incorporating our software in their CiscoWorks 2000 LAN Management Solution software bundle.

Sales and Marketing

NetScout targets corporations, governments and service providers with large, mission-critical networks through a combination of direct and indirect sales channels. We prioritize hiring practices and training programs to ensure our sales personnel are both highly talented and well trained. We provide programs for our direct sales force, as well as channel partners, throughout the year, for in-depth product and technical training. We encourage joint initiatives involving our sales teams and the teams of our partners.

NetScout’s sales force utilizes a direct “high-touch” sales model that consists of meetings with customers to understand and identify their individual business requirements. Our sales teams then translate those requirements into tailored business solutions that allow the customer to maximize the performance of their network. Due to the complexity of the systems and the capital expenditure involved, our sales cycle can extend anywhere from three to twelve months. There is significant ongoing opportunity with customers as they expand and change their networks and our sales model is designed to capitalize on this opportunity.

Our indirect channel partners include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Total revenue from indirect distribution channels, including Cisco, represented 50%, 55% and 59% of total revenue for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Over prior years, we have channeled the largest portion of our indirect sales through our strategic partner, Cisco Systems, Inc. Total revenue derived through the Cisco channel represented 3%, 10% and 32% of our total revenue for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. A portion of the total Cisco channel revenue, approximately 3%, 10% and 17% of total revenue for the fiscal years ended March 31, 2004, 2003 and 2002, respectively, was derived through royalties we received from Cisco as compensation for our core monitoring technology being resold as part of CiscoWorks2000 software bundle and from support revenue received from Cisco. The remaining 15% of total revenue for the fiscal year ended March 31, 2002 was derived through sales of NetScout probes sold to Cisco customers through joint selling by the Cisco and NetScout sales organizations. As part of this program, Cisco resold our probes to customers under their private label. As announced on June 12, 2001, Cisco ceased marketing or selling NetScout probes under their private label as of July 28, 2001; however, they continued to place their backlog orders with us through December 31, 2001. Through the joint sales and support activities with Cisco, NetScout established relationships with many large enterprises. We have maintained our relationship with many Cisco customers who have been actively purchasing our products and now we sell to them through either a direct or reseller relationship.

Our sales force is organized into three main regions, North America, Europe-Middle East-Africa and Asia Pacific. Revenue from sales outside North America represented 19%, 18% and 13% of our total revenue in the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The majority of our sales in North America are attributable to the United States. Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout still reports these shipments as North America revenue since NetScout ships the products to a North American location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future. For more information on the geographic distribution of our revenue, see Note 14 to the Consolidated Financial Statements attached hereto.

As of March 31, 2004, our North American field sales organization consisted of 79 employees. Our international field sales organization consisted of 30 employees with offices in the United Kingdom, France, Hong Kong, Germany, Norway, Singapore, Taiwan, Beijing, and Japan. In addition, we had 20 employees responsible for providing telesales, training and sales and administrative support located in the United States and abroad.

As of March 31, 2004, our marketing organization consisted of 14 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout brand name in the marketplace. Key elements of our marketing strategy focus on demand generation in new target markets, demand generation within our installed base, and acceleration of strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners.

Support Services

Customer satisfaction is a key driver of NetScout’s success. NetScout MasterCare support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. NetScout offers premium 24/7 toll-free support to its MasterCare Platinum customers in addition to our standard MasterCare Gold support offering. We have support personnel located in the United States and abroad with some of the support provided by qualified third party support partners. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. For software, which also includes software embedded in our probes, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. We believe our warranties are consistent with commonly accepted industry standards.

NetScout issues a monthly support newsletter, MasterCare News, which informs our MasterCare customers of new releases, patches, technical tips and documentation tips. MasterCare customers receive the benefits of an advanced customer support website that provides an on-line database of Frequently Asked Questions and the latest down-loadable patches as well as the on-line trouble ticketing system. NetScout continues to make new investments in call center infrastructure to further improve our ability to service our customers. As of March 31, 2004 our support services organization consisted of 30 employees located in the United States and abroad.

Research and Development

Our success depends on our ability to anticipate and innovate solutions that will meet emerging customer requirements. We have extensive experience in market development in conjunction with pioneering next generation network performance management technologies. Our core technology for monitoring and troubleshooting network and applications performance remains positioned at the forefront of a growing market. In fiscal year 2001, we began new market development in conjunction with our introduction of the market’s first integrated network performance management system. Our nGenius Solution integrates the principal functions of network and application performance management: real-time network monitoring, applications monitoring, troubleshooting, fault prevention capacity planning and service level management. Our plans are to leverage the comprehensive benefits of this new, integrated solution into emerging, growth-oriented markets.

As of March 31, 2004, our research and development organization consisted of 100 employees located in the United States and abroad. In addition, we sometimes contract with third parties to perform specific development projects. Research and development expenditures for the fiscal years ended March 31, 2004, 2003 and 2002 were approximately $14.7 million, $17.1 million and $19.8 million, respectively. Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During fiscal 2004, NetScout capitalized $1.3 million of software development costs. Beginning in August 2003 we commenced amortization of capitalized software development costs over a two-year period.

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

We also continue our technology collaboration with Cisco Systems, Inc. As a part of this collaboration, we review and address the network and application performance management needs generated by Cisco-specific standards-implementations and product and technology initiatives. These collaborations provide NetScout with early insight into Cisco-specific plans and directions, allowing NetScout quick time-to-market with new products and technologies.

Manufacturing

Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. In July 2003, we obtained ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction. As of March 31, 2004, our manufacturing organization consisted of 22 employees.

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

Customers

We sell our products to businesses, government agencies and organizations with large- and medium-sized high-speed computer networks. We have licensed a majority of our products through direct and indirect distribution channels to more than 3,000 customers worldwide. Our products have been licensed to customers operating in a wide variety of industries, such as financial services, technology, manufacturing, government, service provider, healthcare and retail.

Channels

During the fiscal year ended March 31, 2004, we added a number of new resellers to our channel partner program and we are putting additional emphasis on growing our international business through establishing new alliances.

Competition

The market for our products is new and rapidly evolving, and we expect it to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our principal competitors include a number of companies who offer one or more solutions for the network and application performance management market, some of which compete directly with our products. For example, we compete with vendors of portable network traffic analyzers and probes, such as Network Associates, Inc., and providers of software-only network management suites, such as Concord Communications. In addition, leading network equipment providers could offer their own or our competitors’ solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality and price, name and reputation of vendor, distribution strength, and alliances with industry partners.

Intellectual Property Rights

Our success and competitiveness are dependent to a significant degree on the protection of our intellectual property portfolio. NetScout uses contractual instruments, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect its intellectual property portfolio and rights from infringement. From a contractual perspective, NetScout uses various license agreements and non-disclosure agreements to limit the use of NetScout’s intellectual property and protect NetScout’s trade secrets from unauthorized disclosure. NetScout uses U.S. copyright registration to protect against unauthorized copying of certain software programs in the U.S. and abroad, U.S. and foreign trademark registration to preserve and protect certain brand name recognition and U.S. patent registration to protect certain unique NetScout inventions from being unlawfully exploited by other parties.

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

Currently, NetScout has applications for trademark registration pending in the European Union (OHIM) trademark office for NGENIUS, the Canadian trademark office for NGENIUS, and the United States Patent and Trademark Office for NGENIUS PROBES.

In addition, NetScout has rights in the unregistered trademarks of NGENIUS REAL-TIME MONITOR, NGENIUS CAPACITY PLANNER, NGENIUS APPLICATION SERVICE LEVEL MANAGER, NGENIUS NETWORK SECURITY ADAPTOR, NGENIUS PERFORMANCE MANAGER, NGENIUS NEWSTAND,

NGENIUS PERFORMANCE MANAGEMENT SYSTEM, NGENIUS ALLIANCE PROGRAMS, MASTERCARE, POWER ALARMS, WORKSPACES, and to the NetScout slogan, “BECAUSE THE NETWORK IS THE BUSINESS”, and the CDM logo.

With regard to copyright registration, NetScout has received copyright registration from the United States Copyright Office for its NGENIUS PERFORMANCE MANAGER 1.4 and 2.0 software programs. Additionally, NetScout received copyright registration from the United States Copyright Office for its firmware 5.2 software program and for its firmware 6.0 software program. These copyright registrations can be used globally, through the Bern Convention, to protect registered works from unlawful copying and creation of unauthorized derivative works.

NetScout has one issued U.S. patent and four patent applications pending before the United States Patent and Trademark Office.

Employees

As of March 31, 2004, we had 343 employees, 216 of whom are employed in Westford, Massachusetts.

Available Information

NetScout’s Internet address is http://www.netscout.com. NetScout makes available, free of charge, on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in August 2013 and we have an option to extend the lease for an additional five-year term. We also lease office space in thirteen other cities for our sales and support personnel, including 3,200 square feet of space in the United Kingdom and 4,400 square feet of space in California. We believe that existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company completed its initial public offering on August 17, 1999 at a price of $11.00 per share. Since that time, the Company’s common stock has traded on the Nasdaq National Market under the symbol NTCT. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock. Such information reflects inter-dealer price, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
June 30, 2002	$9.20	$4.06
September 30, 2002	$6.15	$2.65
December 31, 2002	$5.29	$3.17
March 31, 2003	$4.70	$2.84
June 30, 2003	$5.37	$2.60
September 30, 2003	$5.65	$4.10
December 31, 2003	$9.14	$5.17
March 31, 2004	$9.95	$6.53

As of June 9, 2004 there were approximately 4,740 stockholders of record of the Company’s common stock.

Dividend Policy

In fiscal years 2004 and 2003, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit line agreement prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements and general business conditions.

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

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2004, the Company did not repurchase any shares of its outstanding common stock pursuant to the open market stock repurchase program further described below in Note 9 to the Consolidated Financial Statements attached hereto.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended March 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of March 31, 2004 and 2003 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2001 and 2000 and the consolidated balance sheet data as of March 31, 2002, 2001 and 2000 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. On July 7, 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint. The results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout’s consolidated statement of income and consolidated balance sheet for the fiscal year 2001. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year ended March 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$41,442	$41,696	$51,583	$75,673	$57,206
Service	28,331	24,527	21,102	18,506	12,804
License and royalty	1,761	5,435	9,599	13,772	16,149

Total revenue	71,534	71,658	82,284	107,951	86,159

Cost of revenue:
Product	13,135	13,282	18,465	25,737	21,139
Service	4,243	4,565	3,628	3,453	1,718

Total cost of revenue	17,378	17,847	22,093	29,190	22,857

Gross margin	54,156	53,811	60,191	78,761	63,302

Operating expenses:
Research and development	14,704	17,100	19,841	15,424	9,526
Sales and marketing	34,362	33,380	36,017	39,985	27,945
General and administrative	6,524	7,447	8,107	8,382	4,631
Amortization of other intangible assets	272	1,088	1,457	1,080	—
Amortization of goodwill	—	—	9,026	6,812	—
In-process research and development	—	—	—	268	—

Total operating expenses	55,862	59,015	74,448	71,951	42,102

Income (loss) from operations	(1,706)	(5,204)	(14,257)	6,810	21,200
Interest income and other expenses, net	694	1,145	1,919	3,923	2,551

Income (loss) before income tax expense (benefit)	(1,012)	(4,059)	(12,338)	10,733	23,751
Income tax expense (benefit)	(467)	(1,520)	(927)	7,027	8,539

Net income (loss)	$(545)	$(2,539)	$(11,411)	$3,706	$15,212

Basic net income (loss) per share	$(0.02)	$(0.08)	$(0.39)	$0.13	$0.70
Diluted net income (loss) per share	$(0.02)	$(0.08)	$(0.39)	$0.12	$0.56
Shares used in computing:
Basic net income (loss) per share	30,155	29,897	29,533	28,487	21,750
Diluted net income (loss) per share	30,155	29,897	29,533	29,726	26,946

	March 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$75,459	$71,265	$69,265	$61,382	$70,322
Working capital	64,541	69,083	60,389	67,665	74,866
Total assets	139,181	135,466	137,298	142,080	96,748
Total stockholders’ equity	113,112	111,801	112,707	121,045	81,122

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial information and the notes thereto included in this Annual Report on Form 10-K.

In addition to the other information in this report, the following Management’s Discussion and Analysis should be considered carefully in evaluating the Company and our business. This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under “Certain Factors Which May Affect Future Results” in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and optimization of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by enterprises, large governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States of America.

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations.

Our operating results are influenced by a number of factors, including the mix of products, services and license and royalties sold, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include: our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continue expansion into international markets, and current economic conditions.

In fiscal year 2004, our total revenue remained relatively constant at $71.5 million compared to $71.7 million in fiscal year 2003. Our cost of revenue, however, decreased by $469,000 to $17.4 million compared, to $17.8 million in fiscal year 2003, which increased our gross margin to $54.2 million in fiscal year 2004 from $53.8 million in fiscal year 2003. Our gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales though direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels.

Our operating expenses, which include research and development, sales and marketing, and general and administrative expenses, as well as amortization of other intangible assets and goodwill decreased by $3.2 million in fiscal year 2004 to $55.9 million compared to $59.0 million in fiscal year 2003. Primary contributors to this decrease in overall expenses were the capitalization of software development costs of $1.3 million, decreased stock-based compensation expenses of $757,000, and the non-reoccurrence of a one-time write-off of a note receivable from fiscal year 2003 of $1.0 million.

Our net loss for fiscal year 2004 decreased by $2.0 million to $545,000 compared to $2.5 million in fiscal year 2003. The increase in gross margin and decrease in operating expenses contributed to this overall improvement in our net loss. Off-setting this reduction in net loss was a decrease in interest income and a reduction in our tax benefit due to lower pre-tax losses.

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

License and royalty revenue consists primarily of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. License revenue is recognized when delivery of the original equipment manufacturer’s product has occurred and when we become contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon reported product shipments by the license holder.

Multi-element arrangements are customer purchases of a combination of NetScout product and service offerings which may be delivered at various points in time. For multi-element arrangements, each item of the purchase is analyzed and a portion of the total purchase price is allocated to the undelivered items, primarily support agreements and training, using vendor-specific objective evidence of fair value of that undelivered item. Under the residual method, the remaining portion of the purchase price is allocated to the delivered items, generally hardware products and licensed software products, regardless of any separate prices stated within the contract for each item. Vendor-specific objective evidence of fair value of the undelivered items is based on the price customers pay when the item is sold separately.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At March 31, 2004 and 2003, one customer accounted for 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, we do not require collateral from our customers. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of March 31, 2004 and March 31, 2003 our allowance for doubtful accounts was $40,000 and $146,000, respectively. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at actual cost. Inventories consist primarily of raw materials and finished goods. Inventories are reduced by a reserve for obsolete and excess inventory. As of March 31, 2004 and March 31, 2003 our reserve for obsolete and excess inventory was $846,000 and $1.3 million, respectively. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

Valuation of Long-Lived Assets

NetScout assesses goodwill for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

As of March 31, 2004, goodwill was $28.8 million. We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as an indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss.

Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

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

As of March 31, 2004, capitalized software development costs were $1.3 million. Amortization of capitalized software development costs were $442,000 for fiscal year 2004, resulting in net capitalized software costs of $884,000 as of March 31, 2004. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be inadequate, we may be required to expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

Accounting for Income Taxes

NetScout estimates the quarterly income tax expense (benefit) based on the Company’s projected annual effective tax rate. NetScout’s projected annual effective tax rate differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits taken together with our year-to-date loss. Significant judgments and estimates are made when assessing NetScout’s projected annual effective tax rate. If these judgments and estimates prove to be inadequate, our tax rate could fluctuate significantly and our financial results could be materially and adversely impacted in the future.

As of March 31, 2004, deferred income tax assets were $10.0 million, consisting primarily of $5.6 million of federal net operating loss carryforwards and $542,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $3.0 million of other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be inadequate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

NetScout recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. While the negative evidence that would suggest the need for a valuation allowance for the Company consists of our recent cumulative pre-tax losses, these losses have continued to be reduced over the last three years as we have implemented spending controls to offset the lack of growth in revenue volume which was due to a number of factors, most notably, the climate of tight enterprise IT spending for network information technology equipment in early quarters of fiscal year 2004. Positive evidence consists of current healthy cash balances, a current strong balance sheet, solid technology, historically stable gross margins, projected future pre-tax profits, as well as, a consistent earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Fiscal Year Ended March 31,
	2004	2003	2002
Revenue:
Product	57.9%	58.2%	62.7%
Service	39.6	34.2	25.6
License and royalty	2.5	7.6	11.7

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	18.4	18.5	22.4
Service	5.9	6.4	4.4

Total cost of revenue	24.3	24.9	26.8

Gross margin	75.7	75.1	73.2

Operating expenses:
Research and development	20.6	23.9	24.1
Sales and marketing	48.0	46.6	43.8
General and administrative	9.1	10.4	9.9
Amortization of other intangible assets	0.4	1.5	1.7
Amortization of goodwill	—	—	11.0

Total operating expenses	78.1	82.4	90.5

Loss from operations	(2.4)	(7.3)	(17.3)
Interest income and other expenses, net	1.0	1.6	2.3

Loss before income tax benefit	(1.4)	(5.7)	(15.0)
Income tax benefit	(0.6)	(2.1)	(1.1)

Net loss	(0.8)%	(3.6)%	(13.9)%

Fiscal Years Ended March 31, 2004 and 2003

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

	Fiscal Year Ended March 31,		Percentage Change
	2004	2003
Revenue:
Product	$41,442	$41,696	(1)%
Service	28,331	24,527	16%
License and royalty	1,761	5,435	(68)%

Total revenue	$71,534	$71,658	(0)%

Product. The 1% or $254,000 decrease in product revenue was primarily due to lower revenue volume in early quarters of fiscal year 2004 due to the climate of tight enterprise IT spending for network information technology equipment. Starting in our third quarter of fiscal year 2004, we noted improved revenue performance year over year due to the improving economic climate as well as growing market acceptance of our CDM Technology, which consolidates performance functions and traffic flow data into a single integrated solution. We expect to continue to generate increasing sales order flow sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005, based on an expectation of continued improvements in the economic climate and continued indications of interest by our customers in our CDM Technology and our nGenius suite of products.

Service. The 16% or $3.8 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last twelve months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue in absolute dollars to continue to grow sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005 as our current installed base continues to expand.

License and royalty. The 68% or $3.7 million decrease in license and royalty revenue was primarily due to a decrease in unit sales, a decrease in royalty price and the discontinuance by Cisco of incorporation of our software into one of their products during fiscal year 2003. We anticipate license and royalty revenue to be relatively flat sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005 and subject to the volume of Cisco’s sales of their products that incorporate our software.

Total revenue includes revenue generated from Cisco Systems, Inc., which represented 3% and 10% of total revenue for the fiscal years ended March 31, 2004 and 2003, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the fiscal year ended March 31, 2004 and 2003.

Cost of Revenue and Gross Margin

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Fiscal Year Ended March 31,		Percentage Change
	2004	2003
Cost of revenue:
Product	$13,135	$13,282	(1)%
Service	4,243	4,565	(7)%

Total cost revenue	$17,378	$17,847	(3)%

Gross margin:
Product $	$28,307	$28,414	(0)%
Product %	68%	68%
Service $	24,088	19,962	21%
Service %	85%	81%
License and royalty $	1,761	5,435	(68)%
License and royalty %	100%	100%

Total gross margin $	$54,156	$53,811	1%

Total gross margin %	76%	75%

Product. The 1% or $147,000 decrease in cost of product revenue corresponds with the 1% or $254,000 decrease in product revenue due to lower revenue volume in early quarters of fiscal year 2004 due to the climate of tight enterprise IT spending for network information technology equipment and a $654,000 decrease in our royalty expense, which is a function of changes in unit sales subject to royalty. Starting in our third quarter of fiscal year 2004, we noted improved revenue performance year over year due to the improving economic climate as well as growing market acceptance of our CDM Technology. This was partially offset by the amortization of capitalized software of $442,000, which commenced in August 2003. Product gross margin percentage remained relatively constant. We expect to generate increased sales order flow sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005, based on an expectation of continued improvements in the economic climate and continued indications of interest by our customers in our CDM Technology and our nGenius suite of products, therefore, we expect cost of product revenue to increase in absolute dollars.

Service. The 7% or $322,000 decrease in cost of service revenue was primarily due to a decrease of $171,000 in repair costs due to lower repair activity and a decrease of $147,000 due to lower travel activity. The 21% or $4.1 million increase in service gross margin corresponds with the 16% or $3.8 million increase in service revenue compared with the 7% or $322,000 decrease in cost of service revenue. We anticipate cost of service revenue to be relatively constant in absolute dollars sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005.

Gross margins. Our 1% or $345,000 increase in gross margin was primarily due to an increase in service margin of $4.1 million, which resulted from increased service revenue and decreased service cost and a decrease of $654,000 in our royalty expense. The benefit gained from the increase in service margin percentage was partially offset by decreased license and royalty revenue margin contribution of $3.7 million and amortization of capitalized software of $442,000. We anticipate that our gross margin percentage will remain relatively constant sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005.

Also, our gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
Channel mix:
Indirect	$35,521	50%	$39,132	55%	(9)%
Direct	36,013	50	32,526	45	11%

Total Revenue	$71,534	100%	$71,658	100%	0%

Revenue was distributed geographically as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
Geographic mix:
Domestic	$57,868	81%	$58,679	82%	(1)%
Europe—Middle East—Africa	9,906	14	10,245	14	(3)%
Asia—Pacific	3,760	5	2,734	4	38%

Total Revenue	$71,534	100%	$71,658	100%	0%

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing consulting and technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Operating Expenses

Research and development. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Research and development	$14,704	21%	$17,100	24%	(14)%

The 14% or $2.4 million decrease in research and development expense was primarily due to the application of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which required the capitalization of software development costs of $1.3 million during the fiscal year ended March 31, 2004. The decrease was also attributable to an 86% or $703,000 decrease in stock-based compensation charges. These charges were incurred during the fiscal year ended March 31, 2003 and were related to the NextPoint acquisition. Average headcount in research and development was 100 and 101 for the fiscal years ended March 31, 2004 and 2003, respectively. We anticipate research and development expenses will remain relatively constant in absolute dollars sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Sales and marketing	$34,362	48%	$33,380	47%	3%

The 3% or $982,000 increase in total sales and marketing expenses was primarily due to a 24% or $1.2 million increase in commission expense that was mainly due to increased attainment of incentive commission programs. This increase was partially offset by a slight decrease of $150,000 in personnel costs due to lower headcount and a 22% or $114,000 decrease in public relations costs. Average headcount in sales and marketing was 144 and 150 for the fiscal years ended March 31, 2004 and 2003, respectively. We anticipate that we will decrease sales and marketing expenses in absolute dollars sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005 due to decreased sales compensation related to the timing of sales incentive programs.

General and administrative. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
General and administrative	$6,524	9%	$7,447	10%	(12)%

The 12% or $923,000 decrease in general and administrative expense was primarily due to a write-off of a note receivable of $1.0 million in the fiscal year ended March 31, 2003. Average headcount in general and administrative was 49 and 53 for the fiscal years ended March 31, 2004 and 2003, respectively. We anticipate general and administrative expenses will remain relatively constant in absolute dollars sequentially from the fourth quarter of fiscal year 2004 to the first quarter of fiscal year 2005.

Amortization of other intangible assets. Amortization of other intangible assets relates to the acquisition of NextPoint in fiscal year 2001. Other intangible assets were fully amortized as of June 30, 2003 and no amortization occurred after that date.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Amortization of other intangible assets	$272	—%	$1,088	2%	(75)%

Interest income and other expenses, net. Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investment. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Interest income and other expenses, net	$694	1%	$1,145	2%	(39)%

The 39% or $451,000 decrease in interest income and other expenses, net was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

Income tax benefit. We estimate our income tax benefit based on the Company’s annual effective tax rate, which differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits taken together with our net loss.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Income tax benefit	$467	1%	$1,520	2%	69%

The 69% or $1.1 million decrease in the income tax benefit is primarily due to the overall reduction in our net loss year over year.

Net loss. Net loss for the year ended March 31, 2004 and 2003 is as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Net loss	$545	1%	$2,539	4%	79%

The 79% or $2.0 million reduction in net loss was mainly attributable to the increase in service gross margins of $4.1 million, the net capitalization of software development costs of $884,000, a decrease in royalty expense of $654,000, which is a function of changes in unit sales subject to royalty, a non-recurring $1.0 million write-off of a note receivable in the fiscal year ended March 31, 2003, a decrease in amortization of other intangible assets of $816,000, and a decrease in stock-based compensation of $762,000. Partially offsetting these factors were a decrease in royalty revenue of $3.7 million, an increase in commissions due to increased attainment of incentive commission programs of $1.2 million, a decrease in interest income and other expenses, net of $451,000 due to lower market interest rates on cash, cash equivalents and marketable securities, and a decrease in the tax benefit of $1.1 million due to decreasing losses which negatively impacted the net loss.

Fiscal Years Ended March 31, 2003 and 2002

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

	Fiscal Year Ended March 31,		Percentage Change
	2003	2002
Revenue:
Product	$41,696	$51,583	(19)%
Service	24,527	21,102	16%
License and royalty	5,435	9,599	(43)%

Total revenue	$71,658	$82,284	(13)%

Product. The 19% or $9.9 million decrease in product revenue was primarily due to a 37% decrease in unit sales, which was attributable to the slowdown in network management capital spending in many large enterprises as a result of the economic downturn, partially offset by an increase in the average selling price of approximately 24% attributable to the increased sales of our higher-end probes.

Service. The 16% or $3.4 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the twelve month period from April 1, 2002 to March 31, 2003, combined with continued renewals of customer support agreements from our expanding installed base.

License and royalty. The 43% or $4.2 million decrease in license and royalty revenue was primarily due to a decrease in unit sales, a decrease in royalty price and the discontinuance by Cisco of incorporation of our software into one of their products for part of the fiscal year ended March 31, 2003.

Total revenue includes revenue generated from Cisco Systems, Inc., which represented 10% and 32% of total revenue for the fiscal years ended March 31, 2003 and 2002, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the fiscal years ended March 31, 2003 and 2002.

Cost of Revenue and Gross Margin

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, and overhead. Cost of service revenue consists primarily of personnel, material and support costs.

	Fiscal Year Ended March 31,		Percentage Change
	2003	2002
Cost of revenue:
Product	$13,282	$18,465	(28)%
Service	4,565	3,628	26%

Total cost revenue	$17,847	$22,093	(19)%

Gross margin:
Product $	$28,414	$33,118	(14)%
Product %	68%	64%
Service $	19,962	17,474	14%
Service %	81%	83%
License and royalty $	5,435	9,599	(43)%
License and royalty %	100%	100%

Total gross margin $	$53,811	$60,191	(11)%

Total gross margin %	75%	73%

Product. The 28% or $5.2 million decrease in cost of product revenue corresponds with the 37% decrease in unit sales attributable to the overall slowdown in network management capital spending in many large enterprises as a result of the economic downturn and obsolescence expense of $1.1 million related primarily to a bulk purchase of vendor end-of-life materials in the fiscal year ended March 31, 2002, slightly offset by an approximate 11% increase in average cost attributable to increased sales of our higher-end probes, and a 25% or $487,000 decrease in our fixed overhead manufacturing costs and a 9% or $175,000 decrease in personnel expense. The product gross margin percentage increase is due to the approximate 24% increase in average selling price per unit and a decrease in our fixed manufacturing costs, partially offset by an approximate 11% increase in average cost per unit.

Service. The 26% or $937,000 increase in cost of service revenue and the decrease in gross margin percentage were primarily due to increases in our personnel and related travel costs. While service revenue increased by 16% or $ 3.4 million, cost of service revenue increased by 26%, resulting in the decrease in service gross margins.

Gross margins. While our gross margin in absolute dollars decreased, our gross margin percentage increased. The decrease in absolute dollars was primarily due to lower revenue for the fiscal year ended March 31, 2003 when compared to the fiscal year ended March 31, 2002. The increase in percentage was primarily due to the increase in product margin contribution, offset by a decrease in the service revenue and license and royalty revenue margin contribution.

Also, our gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
Channel mix:
Indirect	$39,132	55%	$48,720	59%	(20)%
Direct	32,526	45	33,564	41	(3)%

Total Revenue	$71,658	100%	$82,284	100%	(13)%

Revenue was distributed geographically as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
Geographic mix:
Domestic	$58,679	82%	$71,238	87%	(18)%
Europe—Middle East—Africa	10,245	14	8,703	10	18%
Asia—Pacific	2,734	4	2,343	3	17%

Total Revenue	$71,658	100%	$82,284	100%	(13)%

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

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Research and development	$17,100	24%	$19,841	24%	(14)%

The 14% or $2.7 million decrease in research and development expense was primarily due to a 63% or $1.4 million decrease in stock-based compensation charges related to the NextPoint acquisition and an 8% or $1.1 million decrease in personnel costs related to incentive compensation. Average headcount in research and development was 101 and 104 for the fiscal years ended March 31, 2003 and 2002, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Sales and marketing	$33,380	47%	$36,017	44%	(7)%

The 7% or $2.6 million decrease in total sales and marketing expenses was primarily due to a 3% or $722,000 decrease in personnel costs related to a decrease in commission expense due to lower sales volume, a 63% or $1.1 million decrease in spending on marketing programs, a $150,000 decrease in sales meeting expenses and a $122,000 decrease in customer promotions. Average headcount in sales and marketing was 150 and 151 for the fiscal years ended March 31, 2003 and 2002, respectively.

General and administrative. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
General and administrative	$7,447	10%	$8,107	10%	(8)%

The 8% or $660,000 decrease in general and administrative expense was primarily due to aggregate decreases in various general and administrative expenses including a decrease of $374,000 in personnel and other incentive compensation expenses, a decrease of $307,000 in bad debt expense, a $237,000 decrease in accounting and legal services, a $172,000 reduction in sales tax expense, and a $294,000 decrease in investor relations expenses partially offset by a $1.0 million write-off of a note receivable. Average headcount in general and administrative was 53 and 55 for the years ended March 31, 2003 and 2002, respectively.

Amortization of other intangible assets. Amortization of other intangible assets relates to the acquisition of NextPoint.

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Amortization of other intangible assets	$1,088	2%	$1,457	2%	(25)%

Amortization of goodwill. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2002, goodwill and the un-amortized assembled workforce intangible asset are no longer subject to amortization.

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Amortization of goodwill	$—	—%	$9,026	11%	(100)%

Interest income and other expense, net. Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investment. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Interest income and other expenses, net	$1,145	2%	$1,919	2%	(40)%

The decrease in interest income and other expenses, net was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

Income tax benefit. We estimate our income tax benefit based on the Company’s annual effective tax rate. NetScout’s annual effective income tax rate increased to a benefit rate of 37% in the fiscal year ended March 31, 2003 from a benefit rate of 8% in the fiscal year ended March 31, 2002. The rate in the fiscal year ended March 31, 2002 differs from the expected federal statutory and state tax rates principally as a result of non-deductible stock-based compensation and amortization of goodwill and other intangible assets.

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Income tax benefit	$1,520	2%	$927	1%	64%

Net loss. Net loss for the year ended March 31, 2003 and 2002 is as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2003		2002
		% of Revenue		% of Revenue
Net loss	$2,539	4%	$11,411	14%	78%

The 78% or $8.9 million reduction in net loss was mainly attributable to the decrease in the amortization of goodwill and other intangible assets by $9.4 million, a decrease in stock-based compensation of $1.4 million, reductions of $3.8 million in other operating expenses due to spending controls and an increased tax benefit of $593,000 due to lower estimated taxable income for the year ended March 31, 2003. Partially offsetting these decreases to expenses that improved the net loss was a $6.4 million reduction in gross margin dollars due to decreased revenue attributable to the economic downturn.

Contractual Obligations

As of March 31, 2004, we had the following current contractual obligations (in thousands):

Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$31,233	$3,586	$6,191	$6,662	$14,794
Royalty obligations	75	75	—	—	—

Total contractual obligations	$31,308	$3,661	$6,191	$6,662	$14,794

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Guarantor’s Agreements

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following:

	Year Ending March 31,
	2004	2003	2002
Cash and cash equivalents	$19,011	$43,823	$19,332
Short-term marketable securities	50,432	27,442	44,849
Long-term marketable securities	6,016	—	5,084

Cash, cash equivalents, and marketable securities	$75,459	$71,265	$69,265

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are secured by our inventory and accounts receivable. As of March 31, 2004, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. The line of credit expired on June 7, 2004 and we have renewed the line of credit with substantially similar terms. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank’s prime rate and were secured by our inventory and accounts receivable. Under the agreement we were required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of March 31, 2004, we were in compliance with such covenants.

Cash, cash equivalents, and marketable securities increased by $4.2 million from March 31, 2003 to March 31, 2004. While cash and cash equivalents decreased by $24.8 million, short- and long-term marketable securities increased in total by $29.0 million.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31,
	2004	2003	2002
Net cash provided by operating activities	$5,865	$3,141	$13,675
Net cash provided by (used in) investing activities	(32,046)	20,368	(51,141)
Net cash provided by financing activities	1,369	982	426

Cash provided by operating activities.

Net cash provided by operating activities amounted to $5.9 million during the fiscal year ended March 31, 2004. The primary sources of operating cash flow in the fiscal year ended March 31, 2004 included the net loss of $545,000, adjusted to exclude the effects of non-cash items of $3.8 million, improved net working capital management related to accounts receivable, inventory and accounts payable of $1.3 million, an increase of $1.1 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles, and an increase of $732,000 in deferred revenue primarily as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base.

Net cash provided by operating activities amounted to $3.1 million during the fiscal year ended March 31, 2003. The primary sources of operating cash flow in the fiscal year ended March 31, 2003 included the net loss of $2.5 million, adjusted to exclude the effects of non-cash items of $6.7 million, improved net working capital management related to accounts receivable, inventory and accounts payable of $689,000, and an increase of $3.1 million in deferred revenue primarily as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base, offset by a decrease of $3.0 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and a reduction in incentive compensation paid to employees, an increase of $1.8 million in refundable income taxes primarily as a result of net operating loss carry-backs and research and development credit carry backs.

Net cash provided by operating activities amounted to $13.7 million during the fiscal year ended March 31, 2002. The primary sources of operating cash flow in the fiscal 2002 year ended March 31, included the net loss of $11.4 million, adjusted to exclude the effects of non-cash items of $15.6 million, improved net working capital management related to accounts receivable, inventory and accounts payable of $2.0 million, an increase of $1.7 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles, and an increase of $3.0 million in deferred revenue primarily as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base, offset by a decrease of $2.7 million in refundable income taxes due primarily to a refund of the prior years’ estimated tax payments.

Cash provided by (used in) investing activities.

For the fiscal years ended March 31, 2004, 2003 and 2002, cash provided by (used in) investing activities reflects the purchase of marketable securities of $100.2 million, $118.7 million and $43.1 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $129.2 million, $96.2 million and $88.0 million, respectively, and the purchase of fixed assets to support our infrastructure of $1.7 million, $2.1 million, and $6.2 million. Also, for the fiscal year ended March 31, 2004, cash provided by (used in) investing activities was affected by the investment in capitalized software development costs according of $1.3 million.

Cash provided by financing activities.

For the fiscal years ended March 31, 2004, 2003, and 2002, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan of $1.5 million, $982,000, and $875,000, respectively. For the fiscal year ended March 31,2004 and 2002, cash provided by financing activities was also offset by the purchase of treasury stock of $124,000 and $449,000, respectively, in connection with our open market stock repurchase program. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of its outstanding common stock, subject to market conditions and other factors. Through the fiscal year ended March 31, 2004, NetScout repurchased 158,000 shares of its common stock under this program. Cash to be used under this program in the future is undeterminable at this point in time.

We believe that our cash and cash equivalents, marketable securities classified as available-for-sale and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our products were to decrease substantially, our ability to generate cash flow sufficient for our short-term working capital and expenditure could be materially impacted.

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

In August 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-05, “Applicability of AICPA Statement of Position 97-2, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF No. 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which the software deliverable is essential to its functionality. The adoption of EITF No. 03-05 did not have a material impact on NetScout’s financial operating results.

In March 2004, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” EITF No. 03-01 is effective for all investments made in fiscal periods beginning after June 15, 2004. NetScout does not currently expect that the adoption of EITF No. 03-01 will have a material impact on its financial operating results.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	current technology spending by actual and potential customers;

•	the demand for network management solutions may be uneven and the market for comprehensive management solutions such as our CDM Technology strategy is at an early stage;

•	the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	distribution channels through which our products are sold could change;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	we may not be able to anticipate or adapt effectively to developing markets and rapidly changing technologies;

•	our prices or the prices of our competitors’ products may change; and

•	economic slowdowns or the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns.

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

Our future growth depends on our ability to maintain and periodically expand our sales force. We must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to successfully maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.

Our success depends on our ability to manage indirect distribution channels. Sales to our indirect distribution channels accounted for 50%, 55% and 59% of our total revenue for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

A termination of our relationship with Cisco may materially adversely impact our business. Our relationship with Cisco has been restructured substantially as announced on June 12, 2001. License and royalty revenue and service revenue from Cisco accounted for 3%, 10% and 17% of our total revenue for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Although Cisco currently continues to incorporate some of our software into their products and provide license and royalty revenue to NetScout, we anticipate that in the future Cisco will discontinue incorporating our software into their products. If Cisco were to decide to cease purchasing our software and/or to internally develop products that compete with our solutions, partner with our competitors, or bundle or sell competitors’ solutions, possibly at lower prices, our business, operating results and financial condition could be materially and adversely impacted.

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

We have and intend to continue to introduce new products related to our previously announced CDM Technology strategy. If the introduction of these products is significantly delayed or if we are not successful in selling these products to our current and potential customers, our business, operating results and financial condition could be materially and adversely impacted.

Our reliance on sole source suppliers could adversely impact our business. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.

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

The success of our business depends on the continued growth in the market for and the commercial acceptance of network management solutions. We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated network management solutions, decide to invest in the management of their networks and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

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

Our success depends on our ability to expand and manage our international operations. Sales outside North America accounted for 19%, 18% and 13% of our total revenue for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. NetScout’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents. NetScout’s exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that although we currently have a $10.0 million line of credit with $3.2 million of letters of credit secured against it, we have no amounts outstanding under the line and no other outstanding interest-bearing debt.

NetScout’s exposure to currency exchange rate fluctuations has been limited. All revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as foreign payroll, rent and office expense in foreign currency and, therefore, currency exchange rate fluctuations could have a material and adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations is recorded in the period incurred.

Item 8. Financial Statements and Supplementary Data

NetScout’s Consolidated Financial Statements and Schedule and the Report of the Independent Registered Public Accounting Firm appear beginning on page F-1 attached to this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures

As of March 31, 2004, the Company, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of NetScout are as follows:

Name	Age	Position
Anil K. Singhal	50	President, Chief Executive Officer, Treasurer and Director
Narendra Popat	55	Chairman of the Board and Secretary
David P. Sommers.	57	Senior Vice President, General Operations and Chief Financial Officer
John Downing	46	Vice President, Worldwide Sales Operations
Lisa A. Fiorentino	38	Vice President, Finance and Administration and Chief Accounting Officer
Michelle Flaherty	53	Vice President, Human Resources
James E. Frey	41	Vice President, Marketing
Michael Szabados	52	Senior Vice President, Product Operations
John R. Egan	46	Director
Joseph G. Hadzima, Jr.	52	Director
Vincent J. Mullarkey	56	Director
Kenneth T. Schiciano	41	Director

Anil K. Singhal co-founded NetScout in June 1984 and has served as NetScout’s President, Chief Executive Officer, Treasurer and Director since January 2001. Prior to this, Mr. Singhal had served as Chairman of the Board, Chief Executive Officer and Treasurer from July 1993 to December 2000. Mr. Singhal has served as a director of NetScout since its inception.

Narendra Popat co-founded NetScout in June 1984 and has served as NetScout’s Chairman of the Board and Secretary since January 2001. Prior to that, Mr. Popat had served as President, Chief Operating Officer and Secretary from July 1993 to December 2000. Mr. Popat has served as a director of NetScout since its inception.

David P. Sommers has served as NetScout’s Senior Vice President, General Operations and Chief Financial Officer since January 2001. Prior to this, Mr. Sommers served as NetScout’s Vice President and Chief Financial Officer from April 2000 to December 2000. From November 1998 until January 2000, Mr. Sommers was Senior Vice President and Chief Financial Officer of FlexiInternational Software, Inc., a publicly-held developer and marketer of financial accounting software.

John Downing has served as NetScout’s Vice President, Worldwide Sales Operations since September 2000, when he joined the company. Prior to joining NetScout, he was Vice President, Worldwide Sales at GenRad Corporation, a manufacturer of electronic testing equipment and production solutions, from April 1998 until September 2000.

Lisa A. Fiorentino has served as NetScout’s Vice President, Finance and Administration since January 2001. In January 2002, Ms. Fiorentino was also appointed to the position of Chief Accounting Officer. Ms. Fiorentino joined NetScout in August 1995 and served as Vice President, Finance from January 2000 until December 2000, as Director of Finance from May 1997 until January 2000 and as Controller from August 1995 until April 1997.

Michelle Flaherty has served as NetScout’s Vice President, Human Resources since September 2000, when she joined the company. Prior to joining NetScout, she was Vice President of Business Development for Lee Hecht Harrison, Inc. from November 1997 to September 2000.

James E. Frey has served as NetScout’s Vice President, Marketing since joining NetScout in August 2002. Prior to joining NetScout, Mr. Frey was Vice President of Strategic Marketing at Micromuse Inc. from November 2001 to June 2002. Prior to that, he was Director of Worldwide Product and Partner Marketing for Objective Systems Integrators from October 1998 until November 2001, including and through OSI’s acquisition by Agilent Technologies.

Michael Szabados has served as NetScout’s Senior Vice President, Product Operations since January 2001. Mr. Szabados joined NetScout in August 1997 and served as Vice President, Marketing from August 1997 to December 2000.

John R. Egan has been a director of NetScout since October 2000. Mr. Egan is a founding managing partner of Egan-Managed Capital, a Boston-based venture capital fund specializing in New England, information technology, and early-stage investments, which began in the fall of 1996. Since 1992, he has been a member of the Board of Directors at EMC Corporation, a publicly-held provider of computer storage systems and software.

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

Kenneth T. Schiciano has been a director of NetScout since January 1999. Mr. Schiciano has been a Managing Director of TA Associates, Inc., a venture capital firm, since December 1999. Mr. Schiciano served as a Principal of TA Associates from January 1995 to December 1999.

The Board of Directors is currently fixed at six members. Victor DeMarines has agreed to become the seventh member of the Board of Directors in June 2004. NetScout’s amended and restated certificate of incorporation divides the Board of Directors into three classes. The members of each class of directors serve for staggered three-year terms. The Board of Directors is composed of:

•	two Class I directors—Messrs. Schiciano and Mullarkey—whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2006;

•	two Class II directors—Messrs. Singhal and Egan—whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2004; and

•	two Class III directors—Messrs. Popat and Hadzima—whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2005.

Our officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers and directors.

Committees of the Board of Directors

The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Messrs. Egan, Hadzima and Mullarkey. The Board of Directors has determined that Mr. Mullarkey qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. The Board of Directors has also determined that Mr. Mullarkey is an independent director within the meaning of the Nasdaq National Market’s listing standards and the Securities and Exchange Commission’s heightened director independence standards for audit committee members. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by our independent public accountants and reviewing our system of internal accounting and financial controls. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the forms and written representations received by NetScout pursuant to Section 16(a) of the Exchange Act, NetScout believes that, with respect to the fiscal year ended March 31, 2004, the directors and executive officers complied with all applicable Section 16 filing requirements on a timely basis.

Code of Ethics

The Company has adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all employees, officers and directors of the Company and its subsidiaries worldwide, including its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A current copy of the Company’s Code of Business Conduct is available at the Corporate Governance section of the Investor Relations page of the Company’s website at http://www.netscout.com/investors/files/codeofconduct.pdf. The Company intends to disclose amendments to or waivers from a provision of the Code of Business Conduct that apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, by posting such information on its website available at http://www.netscout.com.

Item 11. Executive Compensation

The following summary compensation table sets forth the total compensation paid or accrued for the fiscal years ended March 31, 2004, 2003 and 2002 to (i) the Chief Executive Officer of NetScout during the fiscal year ended March 31, 2004; and (ii) each of the four other most highly compensated executive officers of NetScout during the fiscal year ended March 31, 2004. The Chief Executive Officer and the four other most highly compensated executive officers of NetScout listed below are collectively referred to below as the “Named Executive Officers.” The dollar amounts listed in the column entitled “All Other Compensation” are comprised of contributions to a defined contribution plan, tax consulting reimbursement and other miscellaneous taxable benefits.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Long-Term Compensation Securities Underlying Options (#)	All Other Compensation ($)
Anil K. Singhal President, Chief Executive Officer, Director and Treasurer	2004 2003 2002	250,000 250,000 250,000	— — 190,000	— — —	35,294 42,043 32,815

Narendra Popat Chairman of the Board and Secretary	2004 2003 2002	250,000 250,000 250,000	— — 190,000	— — —	36,364 33,037 34,308

David P. Sommers Senior Vice President, General Operations and Chief Financial Officer	2004 2003 2002	210,000 205,769 200,000	— — 91,000	275,000 25,000 50,000	6,000 6,000 5,100

Michael Szabados Senior Vice President, Product Operations	2004 2003 2002	210,000 205,769 200,000	— — 91,000	— 50,000 11,250	1,696 6,000 5,100

John Downing Vice President, Worldwide Sales Operations	2004 2003 2002	293,968 290,675 279,124	— — —	145,000 — 40,000	5,959 6,055 7,419

Pursuant to the option exchange program further described below in Note 10 to the Consolidated Financial Statements attached hereto, Mr. Sommers accepted NetScout’s offer to exchange all of his outstanding stock option grants with an exercise price of at least $10.00 per share and tendered such options in exchange for new options to be granted under NetScout’s 1999 Stock Option and Incentive Plan, resulting in the cancellation of the options granted in 2001.

Pursuant to the option exchange program further described below in Note 10 to the Consolidated Financial Statements attached hereto, Mr. Downing accepted NetScout’s offer to exchange all of his outstanding stock option grants with an exercise price of at least $10.00 per share and tendered such options in exchange for new options to be granted under NetScout’s 1999 Stock Option and Incentive Plan, resulting in the cancellation of the options granted in 2001.

All Other Compensation for Mr. Singhal was comprised of the following categories: contributions to a defined contribution plan of $6,000, $6,000 and $5,100 for the years ended March 31, 2004, 2003 and 2002, respectively; tax consulting reimbursement of $19,138, $25,986 and $19,950 for the years ended March 31, 2004, 2003 and 2002; and other miscellaneous taxable benefits of $10,156, $10,057 and $7,765 for the years ended March 31, 2004, 2003 and 2002.

All Other Compensation for Mr. Popat was comprised of the following categories: contributions to a defined contribution plan of $6,000, $6,000 and $5,437 for the years ended March 31, 2004, 2003 and 2002, respectively; tax consulting reimbursement of $19,138, $19,138 and $18,875 for the years ended March 31, 2004, 2003 and 2002; and other miscellaneous taxable benefits of $11,226, $7,899 and $9,996 for the years ended March 31, 2004, 2003 and 2002.

All Other Compensation for the other Named Executive Officers consisted solely of contributions to a defined contribution plan.

Option Grants in Last Fiscal Year

The following table sets forth information regarding option grants made during the fiscal year ended March 31, 2004 pursuant to NetScout’s 1999 Stock Option and Incentive Plan to each of the Named Executive Officers. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules, and no representation is made that the common stock will appreciate at these assumed rates or at all. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of NetScout’s common stock.

Stock Option Grants in Fiscal Year 2004

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in FY 2004	Exercise Of Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($)	10% ($)
Anil K. Singhal	—	—	—	—	—	—
Narendra Popat	—	—	—	—	—	—
David P. Sommers	250,000	8.7%	$4.22	4/25/10	663,484	1,681,398
	25,000	0.9%	$4.22	7/17/12	66,348	168,140
Michael Szabados	—	—	—	—	—	—
John Downing	100,000	3.5%	$4.22	9/25/10	265,394	672,559
	25,000	0.9%	$4.22	12/1/10	66,348	168,140
	20,000	0.7%	$7.85	1/5/14	98,736	250,218

NetScout granted options to purchase 275,000 of its shares to Mr. Sommers, and options to purchase 125,000 of its shares to Mr. Downing, on June 13, 2003, pursuant to the option exchange program further described below in Note 10 to the Consolidated Financial Statements attached hereto. The exercise price of these new options is $4.22, which is equal to the fair market value of NetScout’s common stock on the date of grant. For Mr. Sommers, 93,750 of these new options were fully vested on the grant date, while the remaining options vest quarterly over three years. For Mr. Downing, 31,250 of these new options were fully vested on the grant date, while the remaining options vest quarterly over three years.

NetScout granted options to purchase 20,000 of its shares to Mr. Downing on January 5, 2004. The exercise price of these new options is $7.85, which is equal to the fair market value of NetScout’s common stock on the date of grant. These new options vest quarterly over four years.

Year-End Option Table

The following table sets forth information regarding exercisable and unexercisable stock options held as of March 31, 2004 by each of the Named Executive Officers. The value realized upon exercise of stock options is calculated by determining the difference between the exercise price per share and the fair market value on the date of exercise. The value of unexercised in-the-money options has been calculated by multiplying the number of shares underlying the option by the difference between the exercise price per share payable upon exercise of such options and the fair market value at March 31, 2004 of $7.71 per share.

Aggregated Option Exercises in Fiscal Year 2004 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Anil K. Singhal	—	—	37,236	—	—	—
Narendra Popat	—	—	37,236	—	—	—
David P. Sommers	—	—	173,438	151,562	$569,549	$512,701
Michael Szabados	10,000	$59,335	208,585	39,453	$497,602	$115,177
John Downing	—	—	82,188	102,812	$286,836	$289,014

Pursuant to the option exchange program further described below in Note 10 to the Consolidated Financial Statements attached hereto, the Company granted options to purchase 275,000 of its shares to Mr. Sommers on June 13, 2003. The exercise price of these new options is $4.22, which is equal to the fair market value of the Company’s common stock on such date pursuant to the option exchange program.

Pursuant to the option exchange program further described below in Note 10 to the Consolidated Financial Statements attached hereto, the Company granted options to purchase 125,000 of its shares to Mr. Downing on June 13, 2003. The exercise price of these new options is $4.22, which is equal to the fair market value of the Company’s common stock on such date pursuant to the option exchange program.

Director Compensation

Non-employee directors are compensated $12,500 annually for their services and also receive compensation of $1,500 for each regular Board of Directors meeting attended and $2,000 annually for serving on a committee of the Board of Directors. They are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or of any committee thereof. In addition, in fiscal year 2001, non-employee directors were granted options to purchase 30,000 shares of common stock of NetScout, which vest annually over a three-year term. Beginning in fiscal year 2004 and annually thereafter, non-employee directors are granted options to purchase 10,000 shares of common stock of NetScout, which vest in one year, provided that during such year, such director attends at least 75% of the meetings of the Board and at least 75% of the meetings of any committee of the Board of which such director is a member. In the event that the foregoing attendance requirements are not met, the options will not become exercisable until the third anniversary of the date of grant. Beginning in fiscal year 2005, each new non-employee director is granted options to purchase 10,000 shares of common stock of NetScout upon his or her initial election to the Board of Directors. Such options vest on the date of the next annual meeting of stockholders of NetScout following the date of grant, provided that during the period between the date of grant and the date of such annual meeting of stockholders, such director attends at least 75% of the meetings of the Board and at least 75% of the meetings of any committee of the Board of which such director is a member. In the event that the foregoing attendance requirements are not met, the options will not become exercisable until the third anniversary of the date of grant.

Employment Agreements

Anil Singhal and Narendra Popat entered into employment agreements with NetScout on June 1, 1994, which were amended on January 14, 1999. Under the terms of these employment agreements, each of Messrs.

Singhal and Popat receive an annual base salary of at least $250,000 and a year-end non-discretionary bonus of at least $250,000. For the fiscal years ended March 31, 2003 and 2004, no year-end bonus was paid to either Messrs. Singhal or Popat, as both individuals agreed to waive any right or entitlement to the year-end bonuses. In the event that either Mr. Singhal or Mr. Popat is terminated without cause, or either decides to terminate his own employment for “good reason,” each is entitled to receive severance benefits for three years as follows:

•	for the first twelve months following termination, the greater of $175,000 or base salary as of the date of termination; and

•	for each of the following twelve-month periods, an amount equal to 120% of the amount received in the immediately preceding twelve months.

“Good reason” includes a change in executive responsibilities or a reduction in salary or benefits. Severance benefits will be discontinued if the executive secures alternative employment that is comparable as to position and pay. During any period in which Mr. Singhal or Mr. Popat is entitled to receive severance benefits, he shall also continue to receive all other benefits under the employment agreements, including life insurance, medical insurance, and reimbursement for company car expenses. Each of Messrs. Singhal and Popat are also entitled to reimbursement of job placement expenses of up to $25,000 plus related travel expenses. If either Mr. Singhal or Mr. Popat is terminated with cause, he will not be entitled to any severance payments or other benefits except as required by law. Each employment agreement provides for a five-year term commencing June 1, 1994 with automatic one-year renewals.

Compensation Committee Interlocks and Insider Participation

Neither Mr. Egan nor Mr. Hadzima was, during the past fiscal year, an officer or employee of NetScout or any of its subsidiaries or was formerly an officer of NetScout or any of its subsidiaries. During the past fiscal year, none of our executive officers served as:

•	a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, of whose executive officers served on the Compensation Committee of NetScout;

•	a director of another entity, one of whose executive officers served on the Compensation Committee of NetScout; or

•	a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of NetScout.

Additionally, neither Mr. Egan nor Mr. Hadzima had any relationship requiring disclosure under “Item 13. Certain Relationships and Related Transactions” in accordance with the rules and regulations promulgated by the Securities and Exchange Commission.

Stock Plans

1990 Stock Option Plan. The 1990 Stock Option Plan was adopted by the Board of Directors and approved by the stockholders on October 4, 1990. In general, options granted pursuant to the 1990 Stock Option Plan are exercisable within ten years of the original grant date and become exercisable over a period of four years from a specific date; and an additional 25% of unexercisable options shall become exercisable immediately prior to the closing of a merger, acquisition, business combination or similar transaction which results in our existing stockholders owning less than 50% of NetScout’s equity securities or assets. Options are not assignable or transferable except by wills or the laws of descent or distribution. We have a right of repurchase for shares issued upon the exercise of options under certain circumstances, including unauthorized transfers of the shares and termination of the optionee’s relationship with NetScout in certain situations. As of March 31, 2004, options to purchase an aggregate of 384,895 shares of common stock at a weighted average exercise price of $3.89 per share were outstanding under the 1990 Stock Option Plan. No additional options grants will be made under the 1990 Stock Option Plan.

1999 Stock Option and Incentive Plan. Our 1999 Stock Option and Incentive Plan (“1999 Stock Option Plan”) was adopted by the Board of Directors in April 1999 and was approved by our stockholders in June 1999. The 1999 Stock Option Plan provides for the grant of stock-based awards to our employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, we may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of NetScout. A total of 4,500,000 shares of common stock were originally reserved for issuance under the 1999 Stock Option Plan. In September 2001, at the annual meeting of stockholders, an additional 5,000,000 shares were approved, for a total of 9,500,000 shares reserved for issuance under the 1999 Stock Option Plan. The maximum number of shares with respect to which awards may be granted to any employee under the 1999 Stock Option Plan shall not exceed 1,000,000 shares of common stock during any calendar year.

The 1999 Stock Option Plan is administered by the Compensation Committee. Subject to the provisions of the 1999 Stock Option Plan, the Compensation Committee has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Payment of the exercise price of an award may be made in cash or, if approved by the Compensation Committee, shares of common stock, a combination of cash and stock, a promissory note or by any other method approved by the Compensation Committee. Unless otherwise permitted by the Compensation Committee, awards are not assignable or transferable except by will or the laws of descent and distribution, and, during the participant’s lifetime, may be exercised only by the participant.

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

As of March 31, 2004, options to purchase an aggregate of 4,297,754 shares of common stock at an average exercise price of $6.61 per share were outstanding under the 1999 Stock Option Plan.

1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) was adopted by the Board of Directors in April 1999 and was approved by our stockholders in June 1999. The 1999 Purchase Plan was amended by the Board of Directors on January 17, 2001. A total of 500,000 shares of common stock were originally reserved for issuance under the 1999 Purchase Plan. In September 2003, at the annual meeting of stockholders, an additional 750,000 shares were approved, for a total of 1,250,000 shares reserved for issuance under the 1999 Employee Stock Purchase Plan.

The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year are eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout’s stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. To participate in the 1999 Purchase Plan, an employee must authorize us to deduct an amount not less than one percent nor more than 10 percent of a participant’s total cash compensation from his or her pay during six-month payment periods. The first payment period commenced on October 1, 1999 and ended on March 31, 2000. The second and third payment periods consisted of six-month periods commencing on April 1, 2000 and October 1, 2000 and ending on September 30, 2000 and March 31, 2001, respectively. The fourth payment period consisted of a seven-month period commencing on April 1, 2001 and ended on October 31, 2001. For the remainder of the duration of the plan, payment periods will consist of six-month periods commencing on May 1 and November 1 and ending on October 31 and April 30 of each calendar year, respectively. In no case shall an employee be entitled to purchase more than 1,000 shares in any one payment period. The exercise price for the option granted in each payment period is 85% of the lesser of the last reported sale price of the common stock on the first or last business day of the payment period, in either event rounded up to the nearest cent. If an employee is not a participant on the last day of the payment period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. Options granted under the 1999 Purchase Plan may not be transferred or assigned. An employee’s rights under the 1999 Purchase Plan terminate upon his or her voluntary withdrawal from the plan at any time or upon termination of employment. As of March 31, 2004, an aggregate of 472,533 shares of common stock were issued under the 1999 Purchase Plan.

NextPoint Networks, Inc. Stock Incentive Plans. Upon the consummation of our acquisition of NextPoint Networks, Inc., we assumed NextPoint’s 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. In general, options granted pursuant to the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan are not transferable or assignable except by wills or the laws of descent and distribution. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that (i) only fifty percent (50%) of such option holder’s options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four-year period from a specific date. As of March 31, 2004, options to purchase an aggregate of 68,189 shares of NetScout common stock at a weighted average exercise price of $3.19 were outstanding under the 1997 Stock Incentive Plan, and options to purchase an aggregate of 8,125 shares of NetScout common stock at a weighted average exercise price of $8.83 were outstanding under the 2000 Stock Incentive Plan. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

401(k) Plan

We maintain a 401(k) plan qualified under Section 401 of the Internal Revenue Code. All of our employees who are at least 21 years of age are eligible to participate in the 401(k) plan. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions, up to the statutorily prescribed annual limit which was $12,000 (or $13,000 for individuals over 50 years of age) in calendar year 2003, to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. At the discretion of the Board of Directors, we may make matching contributions to the 401(k) plan. During the plan year ended December 31, 2003, we matched $0.50 for each $1.00 of employee contributions up to 6% of compensation. In addition, at the discretion of the Board of Directors, we may make profit-sharing contributions to the 401(k) plan for all eligible employees. During the plan year ending December 31, 2003, we made no profit-sharing contributions to the 401(k) plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth securities authorized for issuance under NetScout’s stock option plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders	4,758,963	$6.35	4,995,602
Equity compensation plans not approved by security holders	—	—	—

Total	4,758,963	$6.35	4,995,602

The number of securities to be issued upon exercise of options assumed in the NextPoint acquisition are 76,314 shares at a weighted average exercise price of $3.79 per share.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 9, 2004 by:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock issuable by NetScout to a person or entity named below pursuant to options which may be exercised within 60 days after June 9, 2004 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person or entity. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity. The percentage beneficially owned by each person or entity is based upon 30,476,985 shares of our common stock outstanding as of June 9, 2004.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Anil K. Singhal(1)	3,370,015	11.9%
Narendra V. Popat(2)	2,758,968	9.0%
David P. Sommers(3)	197,666	*
Michael Szabados(4)	234,126	*
John Downing(5)	108,000	*
John R. Egan(6) c/o Egan-Managed Capital 30 Federal Street Boston, MA 02110	30,000	*
Joseph G. Hadzima, Jr.(7) c/o Main Street Partners One Broadway, Suite 1300 Cambridge, MA 02142	169,372	*
Kenneth T. Schiciano(8) c/o TA Associates, Inc. 125 High Street Boston, MA 02110	53,278	*
Vincent J. Mullarkey(9) 2 Wingate Lane Acton, MA 01720	50,000	*
TA Entities(10) c/o TA Associates, Inc. 125 High Street Boston, MA 02110	4,427,015	14.5%
Brown Capital Management, Inc.(11) 1201 N. Calvert Street Baltimore, MD 21202	4,458,200	14.6%
Abha Singhal(12)	1,530,972	5.0%
All executive officers and directors as a group (12 persons)(13)	7,110,181	22.7%

*	Less than 1% of the outstanding common stock.
(1)	Includes 37,236 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004. Includes an aggregate of 457,233 shares held in trust for the benefit of Mr. Singhal’s children; Mr. Singhal is one of two trustees of each such trust. Includes 340,000 shares held by a family limited partnership, of which Mr. Singhal and his spouse are the general partners, and trusts for the benefit of their children are the limited partners. Does not include 1,190,972 shares held directly by Mr. Singhal’s spouse and 1,000,000 shares held in a grantor retained annuity trust for the benefit of Mr. Singhal’s spouse.
(2)	Includes 37,326 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004. Includes an aggregate of 333,717 shares held in trust for the benefit of Mr. Popat’s children; Mr. Popat is one of two trustees of each such trust. Includes 340,000 shares held by a family limited partnership, of which Mr. Popat and his spouse are the general partners, and trusts for the benefit of their children are the limited partners. Includes 149,480 shares held by the Hope Foundation USA – Investment Trust; Mr. Popat is a trustee of such trust. Does not include an aggregate of 136,056 shares held in trust for the benefit of Mr. Popat’s children; Mr. Popat’s spouse is one of two trustees of each such trust. Does not include 130,000 shares held by the Popat Family Trust. Does not include 381,943 shares held directly by Mr. Popat’s spouse and 2,000,000 shares held in a grantor retained annuity trust for the benefit of Mr. Popat’s spouse.
(3)	Includes 191,666 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004.
(4)	Includes 220,226 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004. Includes 1,900 shares owned by Mr. Szabados’ daughters. Mr. Szabados disclaims beneficial ownership of the shares held by his daughters.
(5)	Includes 95,000 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004.
(6)	Entirely comprised of shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004.
(7)	Includes 90,000 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004. The shares deemed to be beneficially owned by Mr. Hadzima do not include an aggregate of 41,328 shares held in trust for the benefit of Mr. Hadzima’s children.
(8)	Includes 14,311 shares of TA Investors LLC and 3,354 shares of High Street Partners L.P. beneficially owned by Mr. Schiciano. Includes 5,613 shares held directly by Mr. Schiciano and 30,000 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004. Mr. Schiciano is a Managing Director of TA Associates, Inc. Mr. Schiciano disclaims beneficial ownership of the shares held by the TA Entities, except to the extent of his pecuniary interest therein.
(9)	Includes 30,000 shares issuable upon the exercise of options exercisable within 60 days of June 9, 2004.
(10)	Includes 3,343,002 shares held by TA/Advent VIII L.P.; 874,313 shares held by Advent Atlantic & Pacific III L.P.; 88,596 shares held by TA Executives Fund LLC; and 93,259 shares held by TA Investors LLC. TA/Advent VIII L.P., Advent Atlantic & Pacific III L.P., TA Executives Fund LLC and TA Investors LLC are part of an affiliated group of investment partnerships referred to, collectively, as the “TA Entities.” The general partner of TA/Advent VIII L.P. is TA Associates VIII LLC. The general partner of Advent Atlantic & Pacific III L.P. is TA Associates AAP III Partners L.P. TA Associates, Inc. is the general partner of TA Associates AAP III Partners L.P. and is the sole manager of TA Associates VIII LLC, TA Executives Fund LLC and TA Investors LLC. In such capacity, TA Associates, Inc., through an executive committee, exercises sole voting and investment power with respect to all shares held of record by the named investment partnerships; individually, no stockholder, director or officer of TA Associates, Inc. is deemed to have or share such voting or investment power. Also includes 1,008 shares held directly by TA Associates, Inc. and 26,837 shares held by High Street Partners L.P., a general partnership whose individual general partners have voting and investment power over the shares beneficially owned by such general partner.
(11)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2004.
(12)	Includes 340,000 shares held by a family limited partnership, of which Mrs. Singhal and her spouse are the general partners, and trusts for the benefit of their children are the limited partners. Does not include 1,000,000 shares held in a grantor retained annuity trust for the benefit of Mrs. Singhal. Does not include 2,535,546 shares held directly by Mrs. Singhal’s spouse and 37,236 shares issuable to Mrs. Singhal’s spouse upon the exercise of options exercisable within 60 days of June 9, 2004. Does not include an aggregate of 457,233 shares held in trust for the benefit of Mrs. Singhal’s children; Mrs. Singhal’s spouse is one of two trustees of each such trust.
(13)	Includes an aggregate of 891,989 shares issuable upon exercise of options exercisable within 60 days of June 9, 2004.

Item 13. Certain Relationships and Related Transactions

NetScout Systems India Pvt. Ltd. and Frontier Software Development (India) Pvt. Ltd. entered into a Leave and License Agreement on March 15, 2001 pursuant to which NetScout Systems India Pvt. Ltd. leased office space owned by Frontier Software Development (India) Pvt. Ltd. That agreement was terminated on October 15, 2003 when we moved into a new location. We made monthly payments of approximately $1,500 per month to Frontier Software Development (India) Pvt. Ltd. through July 2003. Anil Singhal, NetScout’s President and Chief Executive Officer and a member of NetScout’s Board of Directors, and Narendra Popat, NetScout’s Chairman of the Board, each own 33 1/3% of Frontier Software Development (India) Pvt. Ltd.

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

Item 14. Principal Accountant Fees and Services

The following sets forth the aggregate fees billed to the Company by the Company’s independent registered public accounting firm during the fiscal years ended March 31, 2004 and 2003:

Audit Fees

Fees for audit services were approximately $301,000 and $265,000 for the fiscal years ended March 31, 2004 and 2003, respectively, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits required internationally, fees related to filings with the Securities and Exchange Commission and accounting consultations.

Audit-Related Fees

There were no fees for audit-related services for the fiscal years ended March 31, 2004 and 2003.

Tax Fees

Total fees for tax services were approximately $65,000 and $142,000 for the fiscal years ended March 31, 2004 and 2003, respectively, consisting of tax compliance and preparation fees, transfer price study fees and other tax advisory services.

All Other Fees

There were no other fees for the fiscal years ended March 31, 2004 and 2003.

The Company’s Audit Committee has implemented procedures under the Company’s Audit Committee Pre-Approval Policy for Audit and Non-Audit Services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services provided to the Company are pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of the Company’s independent registered public accounting firm for specific audit and non-audit services within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before it may be provided by the Company’s independent registered public accounting firm. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. All of the audit-related, tax and all other services provided by the Company’s independent registered public accounting firm to the Company in fiscal year 2004 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the procedures contained in the Pre-Approval Policy. All non-audit services provided in fiscal year 2004 were reviewed with the Audit Committee, which concluded that the provision of such services by the Company’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to Consolidated Financial Statements on Page F-1.

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

	3.	List of Exhibits.

The following exhibits are filed or incorporated by reference as part of this Report.

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of NetScout (filed as Exhibit 3.2, 4.2 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.1	1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.2	1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*

10.3	1999 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.2 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*

10.4	Stock Purchase and Redemption Agreement dated December 31, 1998 by and among NetScout, Greylock Equity Limited Partnership, certain affiliates of TA Associates, Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.5	Amended and Restated Rights Agreement entered into as of January 15, 1999 by and among NetScout, Greylock Equity Limited Partnership, certain affiliates of TA Associates, Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.5 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.6	Amended and Restated Loan and Security Agreement dated March 12, 1998 by and between NetScout and Silicon Valley Bank (filed as Exhibit 10.7 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.7	Loan Modification Agreement entered into March 11, 1999 between NetScout and Silicon Valley Bank (filed as Exhibit 10.8 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.8	OEM Agreement dated as of February 3, 1998 by and between SDL Communications, Inc. and NetScout (filed as Exhibit 10.9 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.9	Project Development and License Agreement dated as of July 13, 1994 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.10 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.10	Amendment No. 1 to the Project Agreement and Design License Agreement dated as of January 4, 1995 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.11 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.11	Private Label Agreement effective as of October 17, 1995 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.12 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.12	Amendment to Private Label Agreement and Project Development and License Agreement dated May 15, 1996 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.13 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.13	Amendment No. 3 to the Private Label Agreement and Project Development and License Agreement by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.14 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.14	Amendment No. 4 to Private Label Agreement and Project Development and License Agreement by and between Cisco System, Inc. and NetScout effective as of February 23, 1998 (filed as Exhibit 10.15 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.15	Amendment No. 5 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of December 26, 1999 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by reference).

10.16	Amendment No. 6 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of April 13, 2001 (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

10.17	Amendment No. 7 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of August 1, 2002 (filed as Exhibit 10 to NetScout’s Current Report on Form 8-K filed on October 30, 2002 and incorporated herein by reference).

10.18	Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.19	Amendment No. 1 to Agreement Relating to Employment dated January 14, 1999 by and between NetScout and Anil Singhal (filed as Exhibit 10.17 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.20	Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.21	Amendment No. 1 to Agreement Relating to Employment dated January 14, 1999 by and between NetScout and Narendra Popat (filed as Exhibit 10.19 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.22	Loan Modification Agreement entered into March 10, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.25 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.23	Loan Modification Agreement entered into June 27, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.22 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.24	Loan Modification Agreement entered into March 9, 2001 between NetScout and Silicon Valley Bank (filed as Exhibit 10.23 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.25	Loan Modification Agreement entered into March 10, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10.24 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and incorporated herein by reference).

10.26	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.27	1997 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.3 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.28	2000 Stock Incentive Plan of NextPoint, assumed by NetScout (filed as Exhibit 4.4 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.29	Loan Modification Agreement entered into November 7, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 and incorporated herein by reference).

10.30	Loan Modification Agreement entered into March 19, 2003 between NetScout and Silicon Valley Bank (filed as Exhibit 10.30 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

10.31	Loan Modification Agreement entered into July 31, 2003, but effective as of June 8, 2003, between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

10.32	Loan Modification Agreement entered into June 9, 2004, but effective June 8, 2004, between NetScout and Silicon Valley Bank.

21	Subsidiaries of NetScout.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 15, 2004 with respect to Item 12 (Results of Operations and Financial Condition) to furnish a press release announcing the financial information for the third quarter of our fiscal year ended March 31, 2004.

(c)	The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above, which are attached hereto.

(d)	The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/s/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director

Date: June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	June 14, 2004

/s/ NARENDRA V. POPAT Narendra V. Popat	Chairman of the Board and Secretary	June 14, 2004

/s/ DAVID P. SOMMERS David P. Sommers	Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)	June 14, 2004

/s/ LISA A. FIORENTINO Lisa A. Fiorentino	Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)	June 14, 2004

/s/ JOHN R. EGAN John R. Egan	Director	June 14, 2004

/s/ JOSEPH G. HADZIMA, JR. Joseph G. Hadzima, Jr	Director	June 14, 2004

/s/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	June 14, 2004

/s/ KENNETH T. SCHICIANO Kenneth T. Schiciano	Director	June 14, 2004

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of NetScout Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) on page 54 present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 54, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002.

/s/  PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

April 27, 2004, except for Note 7,

as to which the date is June 9, 2004

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$19,011	$43,823
Marketable securities	50,432	27,442
Accounts receivable, net of allowance for doubtful accounts of $40 and $146 at March 31, 2004 and 2003, respectively	10,851	11,906
Inventories	3,366	2,982
Refundable income taxes	2,102	1,769
Deferred income taxes	1,667	1,782
Prepaids and other current assets	2,175	2,088

Total current assets	89,604	91,792
Fixed assets, net	5,415	6,912
Goodwill, net	28,839	28,839
Other intangible assets, net	—	272
Capitalized software development costs, net	884	—
Deferred income taxes	8,378	7,651
Long-term marketable securities	6,016	—
Other assets	45	—

Total assets	$139,181	$135,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,984	$1,403
Accrued compensation	4,481	3,658
Accrued other	2,140	1,819
Income taxes payable	490	543
Deferred revenue	15,968	15,286

Total current liabilities	25,063	22,709

Deferred revenue	1,006	956

Total Liabilities	26,069	23,665

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at March 31, 2004 and 2003	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 34,584,577 and 34,151,894 shares issued and 30,381,354 and 29,982,671 shares outstanding at March 31, 2004 and 2003, respectively	34	34
Additional paid-in capital	110,683	108,835
Accumulated other comprehensive income	7	7
Deferred compensation	—	(132)
Treasury stock at cost, 4,203,223 and 4,169,223 shares at March 31, 2004 and 2003, respectively	(26,490)	(26,366)
Retained earnings	28,878	29,423

Total stockholders’ equity	113,112	111,801

Total liabilities and stockholders’ equity	$139,181	$135,466

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended March 31,
	2004	2003	2002
Revenue:
Product	$41,442	$41,696	$51,583
Service	28,331	24,527	21,102
License and royalty	1,761	5,435	9,599

Total revenue	71,534	71,658	82,284

Cost of revenue:
Product (including stock-based compensation of $-, $- and $1, respectively)	13,135	13,282	18,465
Service (including stock-based compensation of $2, $6 and $8, respectively)	4,243	4,565	3,628

Total cost of revenue	17,378	17,847	22,093

Gross margin	54,156	53,811	60,191

Operating expenses:
Research and development (including stock-based compensation of $118, $821 and $2,193, respectively)	14,704	17,100	19,841
Sales and marketing (including stock-based compensation of $16, $65 and $109, respectively)	34,362	33,380	36,017
General and administrative (including stock-based compensation of $-, $6 and $7, respectively)	6,524	7,447	8,107
Amortization of other intangible assets	272	1,088	1,457
Amortization of goodwill	—	—	9,026

Total operating expenses	55,862	59,015	74,448

Loss from operations	(1,706)	(5,204)	(14,257)
Interest income and other expense, net	694	1,145	1,919

Loss before income tax benefit	(1,012)	(4,059)	(12,338)
Income tax benefit	(467)	(1,520)	(927)

Net loss	$(545)	$(2,539)	$(11,411)

Basic net loss per share	$(0.02)	$(0.08)	$(0.39)
Diluted net loss per share	$(0.02)	$(0.08)	$(0.39)
Shares used in computing:
Basic net loss per share	30,155	29,897	29,533
Diluted net loss per share	30,155	29,897	29,533

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(In thousands, except share and per share data)

	Common stock Voting		Additional Paid in Capital	Accumu- lated Other Compre- hensive Income	Deferred Compensation	Treasury Stock	Retained Earnings	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Par Value
Balance, March 31, 2001	33,498,240	$33	$106,354	—	$(3,409)	$(25,306)	$43,373	$121,045
Issuance of common stock pursuant to exercise of options	247,568	1	698					699
Issuance of common stock pursuant to employee stock purchase plan	41,454		176					176
Amortization of deferred compensation					2,318			2,318
Reversal of deferred compensation upon termination of employees			(28)		28			—
Tax benefits of disquailifying dispositions of incentive stock options			329					329
Repurchases of common stock as treasury						(449)		(449)
Net loss							(11,411)	(11,411)

Balance, March 31, 2002	33,787,262	34	107,529	—	(1,063)	(25,755)	31,962	112,707
Net loss							(2,539)	(2,539)	$(2,539)
Net unrealized investment gains				7				7	7

Comprehensive income									$(2,532)

Issuance of common stock pursuant to exercise of options	204,904	—	318					318
Issuance of common stock pursuant to employee stock purchase plan	159,728	—	664					664
Amortization of deferred compensation					898			898
Reversal of deferred compensation upon termination of employees			(33)		33			—
Tax benefits of disquailifying dispositions of incentive stock options			357					357
Release of common stock held in escrow						(611)		(611)

Balance, March 31, 2003	34,151,894	34	108,835	7	(132)	(26,366)	29,423	111,801
Net loss							(545)	(545)	$(545)
Net unrealized investment gains (losses)				—				—	—

Comprehensive income									$(545)

Issuance of common stock pursuant to exercise of options	235,280	—	1,049					1,049
Issuance of common stock in exchange for services	2,000	—	9					9
Issuance of common stock pursuant to employee stock purchase plan	195,403	—	444					444
Amortization of deferred compensation					127			127
Reversal of deferred compensation upon termination of employees			(5)		5			—
Tax benefits of disquailifying dispositions of incentive stock options			351					351
Repurchase of common stock as treasury						(124)		(124)

Balance, March 31, 2004	34,584,577	$34	$110,683	$7	$—	$(26,490)	$28,878	$113,112

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(545)	$(2,539)	$(11,411)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,162	3,807	4,457
Amortization of other intangible assets	272	1,088	1,457
Amortization of goodwill	—	—	9,026
Amortization of capitalized software	441	—	—
Loss on disposal of fixed assets	61	32	70
Loss on write-off of note receivable	—	1,019	—
Compensation expense associated with equity awards	136	898	2,318
Deferred income taxes	(261)	(166)	(1,729)
Changes in assets and liabilities:
Accounts receivable,net	1,055	1,026	(1,179)
Inventories	(384)	716	4,955
Refundable income taxes	(333)	(1,769)	2,695
Prepaids and other current assets	(98)	(45)	250
Other assets	(45)	—	(790)
Accounts payable	581	(1,053)	(1,764)
Accrued compensation and other expenses	1,144	(3,013)	1,728
Income taxes payable	(53)	1	542
Deferred revenue	732	3,139	3,050

Net cash provided by operating activities	5,865	3,141	13,675

Cash flows from investing activities:
Purchases of marketable securities	(129,221)	(96,226)	(88,008)
Proceeds from maturity of marketable securities	100,226	118,717	43,085
Purchase of fixed assets	(1,726)	(2,123)	(6,218)
Software development cost expenditures	(1,325)	—	—

Net cash (used in) provided by investing activities	(32,046)	20,368	(51,141)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,493	982	875
Purchase of common stock as treasury stock	(124)	—	(449)

Net cash provided by financing activities	1,369	982	426

Net (decrease) increase in cash and cash equivalents	(24,812)	24,491	(37,040)
Cash and cash equivalents, beginning of year	43,823	19,332	56,372

Cash and cash equivalents, end of year	$19,011	$43,823	$19,332

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$23	$5
Cash paid for income taxes	254	483	391
Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options	$351	$357	$329
Release of common stock held in escrow in connection with NextPoint acquisition	—	611	—

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business

NetScout Systems, Inc. (“NetScout”) designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and optimization of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that is used by enterprise, large governmental agencies and service providers worldwide. We manage our business as a single operating segment, and substantially all of our identifiable assets are located in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, allowances for doubtful accounts, valuation of inventories, valuation of long-lived assets, capitalization of software development costs, and accounting for income taxes. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Cash, Cash Equivalents and Marketable Securities

NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under the provision of SFAS No. 115, NetScout has classified its investments as “available-for-sale” and associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills.

At March 31, 2004 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $685, which is currently included in prepaid and other current assets. At March 31, 2004 and 2003, there were unrealized gains (losses) of ($4) and $7, respectively, recorded as other comprehensive income.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

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

Concentration of Credit Risk and Significant Customers

The carrying value of NetScout’s financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued expenses are carried at their approximate fair values due to their short-term maturities. Long-term marketable securities are stated at fair value based on quoted market prices. In reference to our accounts receivables, management believes our credit policies are prudent and reflect normal industry terms and business risk. At March 31, 2004 and 2003, one customer accounted for 10% of our accounts receivable balance. No customer accounted for more than 10% of NetScout’s total revenue during the fiscal year ended March 31, 2004. One customer accounted for approximately 10% and 32% of NetScout’s total revenue during the fiscal years ended March 31, 2003 and 2002, respectively. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future, and, accordingly, we do not require collateral from our customers.

Inventories and Concentrations of Suppliers

Inventories are stated at actual cost. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. Although the supply sources are concentrated, management believes that the nature of its business requires sourcing and marketing products from the limited number of vendors who have expertise in manufacturing components for our products.

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

Goodwill and Other Intangible Assets

In July 2000, NetScout recorded goodwill and other intangible assets using the purchase method in connection with the acquisition of NextPoint Networks, Inc. (“NextPoint”). Other intangible assets consist of customer base, assembled workforce and completed technology. Until March 31, 2002, all goodwill and other intangible assets were amortized on a straight-line basis over a period of two to five years. NetScout adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Accordingly, NetScout reclassified the remaining un-amortized assembled workforce intangible asset of $69 to goodwill, which increased goodwill to $28,839, and ceased amortization of goodwill on that date. NetScout concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of April 1, 2002.

NetScout assesses goodwill for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. Our primary measurement to assess goodwill for impairment is to compare our period ending market value to our total equity. If our equity was to exceed our market value as of the period ending, we would potentially be impaired and we would pursue a more in depth analysis to determine if impairment has actually occurred. At March 31, 2004, NetScout believes that there has been no impairment of goodwill.

Capitalized Software Development Costs

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal years ended March 31, 2004, 2003, and 2002, NetScout capitalized $1.3 million, $0 and $0, respectively. Beginning in August 2003 we commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs were $442, $0 and $0 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made. NetScout believes that there is no additional adjustment to amortization required at this time.

Stock-Based Compensation

NetScout accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. NetScout has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FAS No. 123”. All stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for NetScout’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 148, NetScout’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Year ended March 31,
	2004	2003	2002
Net loss as reported	$(545)	$(2,539)	$(11,411)
Add: stock–based compensation under APB No. 25	136	898	2,318
Deduct: stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(8,771)	(13,206)	(11,803)

Pro forma net loss	$(9,180)	$(14,847)	$(20,896)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.08)	$(0.39)
Pro forma	$(0.30)	$(0.50)	$(0.71)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Option Plans	Year ended March 31,
	2004	2003	2002
Expected option term for options granted in the Exchange Offer	—	1 to 4 years	—
Expected option term for other option grants	4 years	4 years	4 years
Risk-free interest rate for options granted in the Exchange Offer	—	2.8%	—%
Weighted average risk-free interest rate for other option grants	3.0%	3.3%	4.6%
Expected volatility for all option grants	100%	100%	100%
Dividend yield for all option grants	—	—	—
Weighted average fair value	$1.96	$3.71	$4.49

Stock Purchase Plan	Year ended March 31,
	2004	2003	2002
Expected option term	0.5 years	0.5 years	0.5 years
Weighted average risk-free interest rate	1.8%	1.3%	2.8%
Expected volatility	100%	100%	100%
Dividend yield	—	—	—
Weighted average fair value	$1.70	$1.56	$2.20

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Foreign Currency Translation

Assets and liabilities of subsidiaries outside the U.S. are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue attributable to foreign locations are contracted in U.S. dollars. Foreign subsidiary expense accounts are translated at the average rates in effect during the year. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity, if material. Transaction gains and losses, which are not material in amount, are reflected in the consolidated statements of operations.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was approximately $21, $5 and $168 for the years ended March 31, 2004, 2003 and 2002, respectively.

Other Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Other comprehensive income related to unrealized gains and losses on marketable securities and restricted investment for the fiscal years ended March 31, 2004, 2003, and 2002, was $0, $7 and $0, respectively.

Income Taxes

NetScout accounts for its income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Income tax expense (benefit) is comprised of the current tax liability and the change in deferred tax assets and liabilities. A valuation allowance is established to the extent that it is more likely than not that our deferred tax assets will not be realized. NetScout does not have a valuation allowance against its deferred tax assets at March 31, 2004 and 2003.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase.

Reclassifications

Certain prior years’ financial statement items have been reclassified to conform to the current year’s presentation.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

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

In August 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-05, “Applicability of AICPA Statement of Position 97-2, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF No. 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which software deliverable is essential to its functionality. The adoption of EITF No. 03-05 did not have a material impact on NetScout’s financial operating results.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In March 2004, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” EITF No. 03-01 is effective for all investments made in fiscal periods beginning after June 15, 2004. NetScout does not currently expect that the adoption of EITF No. 03-01 will have a material impact on its financial operating results.

3. Marketable Securities

The following is a summary of marketable securities held by NetScout at March 31, 2004, with maturity dates of April 2004 through March 2006:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$16,219	$7	$16,226
Commercial paper	40,906	—	40,906

Less restricted investment	688	(4)	684

Available-for-sale marketable securities	$56,437	$11	$56,448

Short-term marketable securities			$50,432

Long-term marketable securities			$6,016

The following is a summary of marketable securities held by NetScout at March 31, 2003, with maturity dates of April 2003 through June 2003

	Amortized Costs	Unrealized Gains	Fair Value
U.S. government and municipal obligations	$456	$7	$463
Commercial paper	27,442	—	27,442

Less restricted investment	456	7	463

Available-for-sale marketable securities	$27,442	$—	$27,442

Short-term marketable securities			$27,442

Long-term marketable securities			$—

4. Inventories

Inventories consist of the following:

	March 31,
	2004	2003
Raw materials	$2,545	$1,721
Work in process	70	—
Finished goods	751	1,261

	$3,366	$2,982

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life in Years	March 31,
		2004	2003
Furniture and fixtures	3-7	$2,057	$2,020
Computer equipment and purchased software	3	16,603	15,511
Demonstration and spare part units	2	1,330	1,189
Leasehold improvements	4-12	3,214	3,199

		23,204	21,919
Less—accumulated depreciation		17,789	15,007

		$5,415	$6,912

Depreciation expense on fixed assets for the years ended March 31, 2004, 2003 and 2002 was $3,162, $3,807, and $4,457, respectively.

6. Other Long-Lived Assets

Goodwill and Other Intangible Assets

NetScout adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in April 2002. Prior to the adoption of SFAS No. 142, the net carrying amount of goodwill was $28,770. In accordance with the provisions of SFAS No. 142, NetScout reclassified its assembled workforce intangible net asset of $69 to goodwill, which increased goodwill to $28,839.

Other intangible assets consist of the following:

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$2,166	$—
Customer base	1,100	1,100	—

	$3,266	$3,266	$—

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$2,166	$1,986	$180
Customer base	1,100	1,008	92

	$3,266	$2,994	$272

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following table presents a reconciliation of net loss and net loss per share adjusted for the exclusion of goodwill and assembled work force amortization:

	Year ended March 31,
	2004	2003	2002
Reported net loss	$(545)	$(2,539)	$(11,411)
Add: goodwill amortization	—	—	9,026
Add: assembled workforce amortization	—	—	369

Adjusted net loss	$(545)	$(2,539)	$(2,016)

Reported basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.39)
Add goodwill amortization	—	—	0.31
Add: assembled workforce amortization	—	—	0.01

Adjusted basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.07)

Note Receivable

NetScout wrote-off $1,019 related to a long-term note receivable during the fiscal year ended March 31, 2003. This write-off was based on management’s assessments of the uncollectability of this note receivable.

7. Line of Credit

At March 31, 2004, NetScout had a revolving line of credit with a bank under which we can borrow up to $10,000 based upon a percentage of eligible accounts receivable. This line of credit expired on June 7, 2004 and we have renewed the line of credit for another year. Borrowings under the line are payable on demand and bear interest at the bank’s prime rate (4.00% at March 31, 2004.) NetScout’s accounts receivable and inventory secured the line of credit. Under the terms of the agreement, NetScout is required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth which requires the Company to maintain a minimum tangible net worth of no less than $70 million. NetScout was in compliance with all financial covenants at March 31, 2004. No borrowings were outstanding under the line of credit at March 31, 2004. Under the terms of its current principal office lease, NetScout is required to maintain a letter of credit totaling $3,159.

8. Net Loss Per Share

Below is a summary of the shares used in computing basic and diluted net loss per share for the years indicated:

	Year ended March 31,
	2004	2003	2002
Weighted average number of shares outstanding	30,154,895	29,897,207	29,533,081

Shares used in computing diluted net loss per share	30,154,895	29,897,207	29,533,081

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following table sets forth common stock excluded from the calculation of diluted net loss per share since the inclusion would be antidilutive:

	Year ended March 31,
	2004	2003	2002
Stock options	4,758,963	2,359,393	4,704,731

9. Capital Stock

Common Stock Repurchase Program

On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchase under NetScout’s stock repurchase program may be made from time to time without prior notice. During fiscal year 2004 and 2002 NetScout repurchased 34,000 shares and 124,000 shares, respectively, under this program for a total of 158,000 shares.

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

1999 Stock Option and Incentive Plan

In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (the “1999 Stock Option Plan”). The 1999 Stock Option Plan provides for the grant of stock-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout may grant options that are intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of NetScout. The 1999 Stock Option Plan is administered by the Compensation Committee. Subject to the provisions of the 1999 Stock Option Plan, the Compensation Committee has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Options generally vest over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). A total of 9,500,000 shares of common stock are reserved for issuance under the 1999 Stock Option Plan.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

1997 and 2000 Incentive Plans

In July 2000, NetScout assumed NextPoint’s 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan as part of our acquisition of NextPoint. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that (i) only fifty percent (50%) of such option holder’s options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four-year period. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

Offer to Exchange

On November 8, 2002, NetScout commenced an option exchange program (the “Exchange Offer”) whereby employee who held stock options granted under the 1999 Stock Option Plan and Incentive Plan and/or the NextPoint Networks, Inc. 2000 Stock Incentive Plan assumed by NetScout in connection with the acquisition of NextPoint with an exercise price of $10.00 or greater per share were given the opportunity to tender such options for new stock options to be granted by NetScout. Participants who elected to participate in the Exchange Offer were also required to exchange any other options granted to him or her in the six months immediately prior to the commencement date of the Exchange Offer. Other than the Chief Executive Officer and the Chairman of the Board of Directors of NetScout, all employees of NetScout and its subsidiaries holding eligible option grants were eligible to participate in the Exchange Offer. On December 9, 2002, the Exchange Offer expired. Outstanding options to purchase 2,142,723 shares of common stock were accepted for exchange and cancelled.

The exercise price of all new options granted under the offer was equal to the per share market price of NetScout’s common stock as reported by the Nasdaq National Market at the close of trading on the date of grant. On June 13, 2003, NetScout granted options to purchase 2,048,599 shares of common stock at an exercise price of $4.22 per share in accordance with the Exchange Offer.

Transactions under the 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans during the fiscal years ended March 31, 2002, 2003 and 2004 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding-March 31, 2001	4,229,854	$13.78
Granted	1,053,425	6.31
Exercised	(247,568)	2.82
Canceled	(330,980)	15.15

Outstanding-March 31, 2002	4,704,731	12.63
Granted	512,100	5.27
Exercised	(204,904)	1.55
Canceled	(2,652,534)	16.30

Outstanding-March 31, 2003	2,359,393	7.88
Granted	2,871,449	5.07
Exercised	(235,280)	4.46
Canceled	(236,599)	7.90

Outstanding-March 31, 2004	4,758,963	6.35

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following tables summarizes information about employee options outstanding and exercisable at March 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27 to 2.50	176,404	3.4	$2.40	176,404	$2.40
3.01 to 5.00	2,451,513	6.4	4.20	1,265,285	4.19
5.04 to 7.40	893,104	7.5	5.58	511,117	5.63
7.60 to 11.25	904,313	9.0	8.27	193,446	9.04
13.44 to 14.94	94,407	6.0	13.73	89,564	13.75
15.13 to 19.25	69,812	6.7	15.53	68,438	15.48
20.50 to 23.13	60,000	6.5	21.25	60,000	21.25
28.94 to 31.83	109,410	2.4	30.91	109,410	30.91

	4,758,963	6.9	6.35	2,473,664	6.99

As of March 31, 2004, there were 4,995,602 shares of common stock available for grant under the NetScout 1999 Stock Option Plan. As of March 31, 2003, options to purchase 1,257,832 shares of common stock, with a weighted average exercise price of $8.40, were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans. As of March 31, 2002, options to purchase 2,104,826 shares of common stock, with a weighted average exercise price of $12.11, were exercisable under the 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans.

In September 1997, NetScout granted 518,000 options to purchase non-voting common stock at $2.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $3.50 per share. In accordance with APB Opinion No. 25, NetScout recorded $518 of deferred compensation, which was charged to NetScout’s results of operations over the vesting period of the options, generally four years. For the year ended March 31, 2002, NetScout recorded $31 of compensation expense related to these options

In February 1999, NetScout granted 305,500 options to purchase non-voting common stock at $6.50 per share to employees. At the grant date, NetScout estimated the fair value of the common stock to be $9.68 per share. In accordance with APB Opinion No. 25, NetScout recorded $968 of deferred compensation, which was being charged to NetScout’s results of operations over the vesting period of the options, generally four years. For the years ended March 31, 2003 and 2002, $27 and $8 of deferred compensation was reversed due to termination of employees, and NetScout recorded $58 and $103 of compensation expense related to these options, respectively.

As part of the NextPoint acquisition in July 2000, NetScout recorded $980 of deferred compensation, which is being charged to NetScout’s results of operations over the remainder of the vesting periods, generally from one to four years. For the years ended March 31, 2004, 2003 and 2002, $5, $6 and $20 of deferred compensation was reversed due to termination of employees and NetScout recorded $127, $203 and $233 of compensation expense related to these options, respectively.

Also as part of the NextPoint acquisition, 267,602 shares of NetScout common stock were reserved and were released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continued employment at NetScout. NetScout recorded $4.0 million as deferred compensation related to

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

the reserved shares, which were amortized to stock-based compensation expense over the two-year period of employment. For the years ended March 31, 2003 and 2002, NetScout record $637 and $1,951 as compensation expense related to these reserved shares, respectively.

In July of 2003 a non-employee director of a NetScout subsidiary was awarded 2,000 shares of NetScout common stock at $.001 per share. NetScout recorded $9 of stock-based compensation expense for the year ended March 31, 2004.

Employee Stock Purchase Plan

In April 1999, NetScout adopted the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year are eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout’s stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. A total of 500,000 shares of common stock were originally reserved for issuance under the 1999 Employee Stock Purchase Plan. In September 2003, at the annual meeting of stockholders, an additional 750,000 shares were approved, for a total of 1,250,000 shares reserved for issuance under the 1999 Employee Stock Purchase Plan.

11. Retirement Plan

In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which NetScout matches 25% of the employee’s contribution up to 6% of the employee’s salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $710, $703 and $672 to the plan for the years ended March 31, 2004, 2003 and 2002, respectively.

12. Income Taxes

Income (loss) before income taxes (benefit) consisted of the following:

	Year ended March 31,
	2004	2003	2002
Domestic	$(1,696)	$(4,541)	$(12,660)
Foreign	684	482	322

	$(1,012)	$(4,059)	$(12,338)

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The components of the income taxes (benefit) are as follows:

	Year ended March 31,
	2004	2003	2002
Current income taxes (benefit):
Federal	$—	$(666)	$227
State	27	18	(97)
Foreign	219	156	104

	246	(492)	234
Deferred income taxes (benefit):
Federal	(532)	(769)	(1,025)
State	(181)	(259)	(136)

	(713)	(1,028)	(1,161)

	$(467)	$(1,520)	$(927)

The components of net deferred tax assets are as follows:

	Year ended March 31,
	2004	2003
Deferred tax assets (liabilities):
Reserves	$395	$646
Accrued expenses	1,212	1,094
Depreciation	515	515
Deferred revenue	1,464	1,260
Intangible assets	(365)	(131)
Net operating loss carryforwards	5,717	5,105
Research and development tax credit carryforwards	1,041	899
Other	67	45

	$10,046	$9,433

At March 31, 2004, NetScout had federal net operating loss carryforwards and federal and state research and development tax credits of approximately $13,927 and $1,083, respectively, available to offset future taxable income. These carryforwards begin to expire in fiscal year 2012.

For federal income tax purposes, a portion of the Company’s carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal tax laws.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The income taxes (benefit) computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year ended March 31,
	2004	2003	2002
Statutory U.S. federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	1.2	(1.1)	(0.3)
Goodwill amortization	—	—	25.6
Stock-based compensation expense	3.6	7.3	6.3
Research and development tax credits	(18.6)	(9.1)	(4.5)
Other	2.7	0.5	0.4

	(46.1)%	(37.4)%	(7.5)%

13. Commitments and Contingencies

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $4,040, $4,030 and $3,404 for the years ended March 31, 2004, 2003 and 2002, respectively.

Future non-cancelable minimum lease commitments (including copiers and automobiles) are as follows:

Year ending March 31,
2005	$3,586
2006	3,034
2007	3,157
2008	3,340
2009	3,322
Remaining years	14,794

Total minimum lease payments	$31,233

Royalties

NetScout has a minimum royalty payment agreement with one of our royalty partners. The future minimum royalty payments due under our current contract are $75 for the fiscal year 2005.

Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on NetScout’s financial position or results of operations.

Employment Agreements

In January 1999, NetScout amended employment agreements with two employee stockholders, which provide that each employee stockholder will receive a base salary of at least $250 and a year-end non-discretionary bonus of at least $250. For the fiscal years ended March 31, 2003 and 2004, no year-end bonus was

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

paid to either of these two employee stockholders, as both individuals agreed to waive any right or entitlement to the year-end bonuses. The employment agreement is terminable at will but provides that if either employee’s employment is terminated by NetScout without cause, or either decides to terminate his own employment for “good reason,” as defined, each is entitled to receive severance benefits for three years as follows: (i) for the first twelve months following termination, the greater of $175 or base salary as of the date of termination; and (ii) for each subsequent twelve-month period, an amount equal to 120% of the amount received in the immediately preceding twelve months. Each employment agreement provides for a five-year term commencing June 1, 1994 with automatic one-year renewals.

Guarantor’s Agreements

NetScout warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in our probes, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions, which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. We also warrant that all of our support services shall be performed in a good and workmanlike manner. We believe our product and support services warranties are consistent with commonly accepted industry standards. No warranty cost roll-forward is presented since revenue associated with warranty is deferred at the time a sale and recognized over the warranty period, therefore, no warranty costs are accrued.

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

The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we believe that no material impact to our financial results is likely, but if we were to have to defend a lawsuit and settle claims, they could potentially have a material impact on our financial results.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

14. Geographic Information

Revenue was distributed geographically as follows:

	Year ended March 31,
	2004	2003	2002
North America	$57,868	$58,679	$71,238
Europe—Middle East—Africa	9,906	10,245	8,703
Asia—Pacific	3,760	2,734	2,343

	$71,534	$71,658	$82,284

The North America revenue includes sales to North American resellers. These North American resellers may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a North American location. Revenue attributable to locations outside of North America is a result of export sales. Substantially all of NetScout’s identifiable assets are located in the United States of America.

15. Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended 2003 and 2004. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002
Revenue	$19,526	$18,890	$17,515	$15,603	$17,717	$18,155	$17,937	$17,849
Gross margin	14,881	14,362	13,135	11,778	13,444	13,564	13,302	13,501
Net income (loss)	$(177)	$184	$—	$(552)	$(354)	$(328)	$(710)	$(1,147)
Basic and diluted net income (loss) per share	$(0.01)	$0.01	$—	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.04)

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Deductions) Resulting in Charges (Benefits) to Operations	Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2002 Allowance for doubtful accounts	$348,000	207,000	(100,000)	$455,000
Year ended March 31, 2003 Allowance for doubtful accounts	$455,000	(97,000)	(212,000)	$146,000
Year ended March 31, 2004 Allowance for doubtful accounts	$146,000	(80,000)	(26,000)	$40,000

S-1