Form 10-Q
period 2004-06-30
NETSCOUT SYSTEMS INC
filed 2004-08-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 5, 2004 was 30,532,428.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$30,092	$19,011
Marketable securities	40,443	50,432
Accounts receivable, net of allowance for doubtful accounts of $42 and $40 at June 30, 2004 and March 31, 2004, respectively	11,521	10,851
Inventories	2,985	3,366
Refundable income taxes	2,172	2,102
Deferred income taxes	1,687	1,667
Prepaids and other current assets	2,283	2,175

Total current assets	91,183	89,604
Fixed assets, net	5,686	5,415
Goodwill, net	28,839	28,839
Capitalized software development costs, net	718	884
Deferred income taxes	8,208	8,378
Long-term marketable securities	5,968	6,016
Other assets	36	45

Total assets	$140,638	$139,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,435	$1,984
Accrued compensation	5,018	4,481
Accrued other	2,334	2,140
Income taxes payable	490	490
Deferred revenue	15,536	15,968

Total current liabilities	25,813	25,063

Deferred revenue	887	1,006

Total liabilities	26,700	26,069

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2004 and March 31, 2004	-	-
Common stock, $0.001 par value: 150,000,000 shares authorized; 34,720,360 and 34,584,577 shares issued and 30,517,137 and 30,381,354 shares outstanding at June 30, 2004 and March 31, 2004, respectively	35	34
Additional paid-in capital	111,341	110,683
Accumulated other comprehensive (loss) income	(123)	7
Treasury stock at cost, 4,203,223 shares at June 30, 2004 and March 31, 2004	(26,490)	(26,490)
Retained earnings	29,175	28,878

Total stockholders’ equity	113,938	113,112

Total liabilities and stockholders’ equity	$140,638	$139,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenue:
Product	$11,560	$8,628
Service	8,105	6,557
License and royalty	432	418

Total revenue	20,097	15,603

Cost of revenue:
Product	3,653	2,781
Service	1,065	1,044

Total cost of revenue	4,718	3,825

Gross margin	15,379	11,778

Operating expenses:
Research and development	4,319	3,009
Sales and marketing	8,783	7,944
General and administrative	1,954	1,649
Amortization of other intangible assets	-	272

Total operating expenses	15,056	12,874

Income (loss) from operations	323	(1,096)
Interest income and other expenses, net	179	197

Income (loss) before income tax expense (benefit)	502	(899)
Income tax expense (benefit)	205	(347)

Net income (loss)	$297	$(552)

Basic net income (loss) per share	$0.01	$(0.02)
Diluted net income (loss) per share	$0.01	$(0.02)
Shares used in computing:
Basic net income (loss) per share	30,448	30,034
Diluted net income (loss) per share	31,710	30,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$297	$(552)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	558	729
Amortization of other intangible assets	-	272
Amortization of capitalized software	166	-
Loss on disposal of fixed assets	19	15
Compensation expense associated with equity awards	-	47
Deferred income taxes	153	(174)
Changes in assets and liabilities:
Accounts receivable, net	(670)	3,267
Inventories	381	594
Refundable income taxes	(70)	(250)
Prepaids and other current assets	(127)	294
Other assets	9	-
Accounts payable	451	(108)
Accrued compensation and other expenses	731	131
Deferred revenue	(551)	(911)

Net cash provided by operating activities	1,347	3,354

Cash flows from investing activities:
Purchase of marketable securities	(14,958)	(32,964)
Proceeds from maturity of marketable securities	24,884	27,396
Purchase of fixed assets	(848)	(486)
Software development cost expenditures	-	(1,068)

Net cash provided by (used in) investing activities	9,078	(7,122)

Cash flows from financing activities:
Proceeds from issuance of common stock	656	237
Repurchase of common stock as treasury stock	-	(124)

Net cash provided by financing activities	656	113

Net increase (decrease) in cash and cash equivalents	11,081	(3,655)
Cash and cash equivalents, beginning of year	19,011	43,823

Cash and cash equivalents, end of period	$30,092	$40,168

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$-
Cash paid for income taxes	$129	$86

Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options	$3	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2004 and for the three months ended June 30, 2004 and 2003, respectively, have been prepared by NetScout Systems, Inc. (“NetScout”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of NetScout’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of NetScout’s financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results of operations for the year ending March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in NetScout’s Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004.

2.    Stock-Based Compensation

NetScout accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. NetScout has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FAS No. 123.” All stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Had compensation cost for NetScout’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 148, NetScout’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Three Months Ended June 30,
	2004	2003
Net income (loss) as reported	$297	$(552)
Add: stock-based compensation under APB No. 25	-	47
Deduct: stock-based compensation expense determined under fair value-based method for all awards, net of tax	(1,515)	(2,273)

Pro forma net income (loss)	($1,218)	$(2,778)

Basic net income (loss) per share:
As reported	$0.01	($0.02)
Pro forma	($0.04)	($0.09)
Diluted net income (loss) per share:
As reported	$0.01	($0.02)
Pro forma	($0.04)	($0.09)

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

Marketable Securities

Marketable securities held by NetScout at June 30, 2004, with maturity dates of July 2004 through March 2006, are as follows:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$19,497	$(123)	$19,374
Commercial paper	27,937	-	27,937

Less restricted investment	922	(22)	900

Available-for-sale marketable securities	$46,512	$(101)	$46,411

Short-term marketable securities			$40,443

Long-term marketable securities			$5,968

Marketable securities held by NetScout at March 31, 2004, with maturity dates of April 2004 through March 2006, are as follows:

	Amortized Costs	Unrealized Gains/ (Losses)	Fair Value
U.S. government and municipal obligations	$16,219	$7	$16,226
Commercial paper	40,906	-	40,906

Less restricted investment	688	(4)	684

Available-for-sale marketable securities	$56,437	$11	$56,448

Short-term marketable securities			$50,432

Long-term marketable securities			$6,016

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $900, which is currently included in prepaids and other current assets. At June 30, 2004 and March 31, 2004, there were unrealized losses of $22 and $4, respectively, recorded as other comprehensive loss.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

4.    Inventories

Inventories consist of the following:

	June 30, 2004	March 31, 2004
Raw materials	$2,073	$2,545
Work in process	51	70
Finished goods	861	751

	$2,985	$3,366

5.    Capitalized Software Development Costs

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the three month period ended June 30, 2003, NetScout capitalized $1.1 million of software development costs. Beginning in August 2003 NetScout commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs were $166 and $0 for the three months ending June 30, 2004 and 2003, respectively.

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

Guarantor’s Agreements

NetScout warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in our probes, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions which include but are not limited to non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. We also warrant that all of our support services shall be performed in a good and workmanlike manner. We believe our product and support services warranties are consistent with commonly accepted industry standards. No warranty cost information is presented since service revenue associated with warranty is deferred at the time of a sale and recognized over the warranty period, therefore, no warranty costs are accrued.

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

7.    Treasury Stock

On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout’s stock repurchase program may be made from time to time without prior notice. During the three months ended June 30, 2004 and 2003, NetScout repurchased 0 and 34,000 shares of common stock, respectively. As of June 30, 2004, NetScout has repurchased 158,000 shares of common stock under this program.

8.    Computation of Net Income (Loss) Per Share

Below is a summary of the shares used in computing basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2004	2003
Weighted average shares used in calculating basic net income (loss) per share	30,448,448	30,033,632
Stock options	1,261,534	-

Shares used in computing diluted net income (loss) per share	31,709,982	30,033,632

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

8.    Computation of Net Income (Loss) Per Share (Continued)

The following table sets forth common stock excluded from the calculation of diluted net loss per share, since the inclusion would be antidilutive:

	Three Months Ended June 30,
	2004	2003
Stock options	1,280,316	4,388,179

9.    Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Other comprehensive income (loss) related to unrealized gains and losses on marketable securities and restricted investment for the three months ended June 30, 2004 and 2003 was ($130) and $4, respectively.

10.    Geographic Information

Revenue was distributed geographically as follows:

	Three Months Ended June 30,
	2004	2003
North America	$17,269	$12,176
Europe – Middle East – Africa	1,716	2,109
Asia-Pacific	1,112	1,318

	$20,097	$15,603

The North America revenue includes sales to North American resellers. These North American resellers may sell NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a North American location. Revenue attributable to locations outside of North America is a result of export sales. Substantially all of NetScout’s identifiable assets are located in the United States.

11.    Recently Issued Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The provisions of EITF No. 03-01 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. NetScout does not currently expect that the adoption of EITF No. 03-01 will have a material impact on its financial position or operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

In addition to the other information in this report, the following Management’s Discussion and Analysis should be considered carefully in evaluating NetScout and our business. This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under “Certain Factors Which May Impact Future Results” in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our operating results are influenced by a number of factors, including the mix of products, services and license and royalties sold, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include: our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets and current economic conditions.

For the three months ended June 30, 2004, our total revenue increased $4.5 million to $20.1 million compared to the $15.6 million of total revenue for the three months ended June 30, 2003. In addition, our cost of revenue increased by $893,000 to $4.7 million for the three months ended June 30, 2004 compared to $3.8 million in the three months ended June 30, 2003. Gross margin at $15.4 million, or 76.5% of revenue, in the three months ended June 30, 2004 increased from $11.8 million, or 75.5% of revenue, in the three months ended June 30, 2003. Our gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales though direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels.

For the three months ended June 30, 2004, our total operating expenses at $15.1 million, which include research and development, sales and marketing, and general and administrative expenses, as well as amortization of other intangible assets, increased by $2.2 million compared to the $12.9 million of total operating expenses in the three months ended June 30, 2003. Primary contributors to this increase in overall expenses were the capitalization of software development costs of $1.1 million for the three months ended June 30, 2003, a $456,000 increase in personnel costs and a $489,000 increase in commissions which was mainly due to achieving increased revenue goals.

Net income for the three months ended June 30, 2004 at $297,000 increased by $849,000 compared to a net loss of $552,000 for the three months ended June 30, 2003. This increase is primarily due to the increase in gross margin, partially offset by the increase in personnel and commission costs, the non-recurrence of capitalization of software development costs, and the increase in tax expense due to pre-tax income.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At June 30, 2004, one customer accounted for more than 10% of our accounts receivable, whereas at June 30, 2003, no customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of June 30, 2004, our allowance for doubtful accounts was $42,000. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value by a reserve for obsolete and excess inventory. As of June 30, 2004, our reserve for obsolete and excess inventory was $888,000. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

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

As of June 30, 2004, goodwill was $28.8 million. We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as an indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Capitalization of Software Development Costs

Costs incurred in the research and development of NetScout’s products, including the various small point releases and small product enhancements which are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Major product enhancements, such as those included in our PM 2.0 release in fiscal year 2004, would be capitalized under the rules of SFAS No. 86.

As of June 30, 2004, capitalized software development costs were $1.3 million. Accumulated amortization of capitalized software development costs at June 30, 2004 were $608,000, resulting in net capitalized software costs of $718,000 as of June 30, 2004. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be inadequate, we may be required to expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

Accounting for Income Taxes

NetScout estimates the quarterly income tax expense (benefit) based on the Company’s projected annual effective tax rate. NetScout’s projected annual effective tax rate differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. Significant judgments and estimates are made when assessing NetScout’s projected annual effective tax rate. If these judgments and estimates prove to be inadequate, our tax rate could fluctuate significantly and our financial results could be materially and adversely impacted in the future.

NetScout recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. While the negative evidence that would suggest the need for a valuation allowance for the Company consists of our recent cumulative pre-tax losses, these losses have continued to be reduced over the last three years and we recorded a pre-tax income in the three month period ended June 30, 2004. Additional positive evidence consists of current healthy cash balances, a current strong balance sheet, solid technology, historically stable gross margins, projected future pre-tax profits, as well as, a consistent earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

As of June 30, 2004, deferred income tax assets were $9.9 million, consisting primarily of $5.4 million of federal net operating loss carryforwards and $542,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $3.3 million of other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be inadequate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended June 30,
	2004	2003
Revenue:
Product	57.5%	55.3%
Service	40.3	42.0
License and royalty	2.2	2.7

Total revenue	100.0	100.0

Cost of revenue:
Product	18.2	17.8
Service	5.3	6.7

Total cost of revenue	23.5	24.5

Gross margin	76.5	75.5

Operating expenses:
Research and development	21.5	19.3
Sales and marketing	43.7	50.9
General and administrative	9.7	10.6
Amortization of other intangible assets	-	1.7

Total operating expenses	74.9	82.5

Income (loss) from operations	1.6	(7.0)
Interest income and other expenses, net	0.9	1.3

Income (loss) before income tax expense (benefit)	2.5	(5.7)
Income tax expense (benefit)	1.0	(2.2)

Net income (loss)	1.5%	(3.5)%

Three Months Ended June 30, 2004 and 2003

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. No customer or indirect channel partner accounted for 10% or more of our total revenue during the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Percentage Change
	2004	2003
Revenue:
Product	$11,560	$8,628	34%
Service	8,105	6,557	24%
License and royalty	432	418	3%

Total revenue	$20,097	$15,603	29%

Product.    The 34% or $2.9 million increase in product revenue was primarily due to an approximate 24% increase in unit sales and an approximate 7% increase in average selling price due to the sale of our high capacity probes. We expect to continue to generate increasing sales sequentially from the first quarter to the second quarter of fiscal year 2005, based on continued indications of interest by our customers in our CDMTM Technology and our nGenius® suite of products.

Service.    The 24% or $1.5 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue in absolute dollars to remain relatively consistent sequentially from the first quarter to the second quarter of fiscal year 2005.

License and royalty.    The 3% or $14,000 increase in license and royalty revenue was primarily due to a slight increase in unit sales. We anticipate license and royalty revenue to be relatively flat sequentially from the first quarter to the second quarter of fiscal year 2005 and subject to the volume of Cisco Systems, Inc.’s (“Cisco”) sales of their products that incorporate our software.

Cost of Revenue and Gross Margin

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Three Months Ended June 30,		Percentage Change
	2004	2003
Cost of revenue:
Product	$3,653	$2,781	31%
Service	1,065	1,044	2%

Total cost revenue	$4,718	$3,825	23%

Gross margin:
Product $	$7,907	$5,847	35%
Product %	68%	68%

Service $	7,040	5,513	28%
Service %	87%	84%

License and royalty $	432	418	3%
License and royalty %	100%	100%

Total gross margin $	$15,379	$11,778	31%

Total gross margin %	77%	76%

Product.    The 31% or $872,000 increase in cost of product revenue corresponds with the 34% or $2.9 million increase in product revenue. The cost increase is due to the approximate 24% increase in unit sales and $166,000 in amortization of capitalized software, which commenced in August 2003. Product gross margin percentage remained relatively constant at 68%. We expect to generate increasing sales sequentially from the first quarter to the second quarter of fiscal year 2005, based on continued indications of interest by our customers in our CDM Technology and our nGenius suite of products; therefore, we expect cost of product revenue to increase in absolute dollars.

Service.    The 2% or $21,000 increase in cost of service revenue was primarily due to an increase of $20,000 in repair activity. The 28% or $1.5 million increase in service gross margin corresponds with the 24% or $1.5 million increase in service revenue. We anticipate cost of service revenue to increase slightly in absolute dollars sequentially from the first quarter to the second quarter of fiscal year 2005.

Gross margins.    Our gross margin in absolute dollars increased 31% or $3.6 million. This increase in gross margin in absolute dollars was partially due to a $2.9 million increase in product revenue which resulted from higher unit sales and an increase in average selling prices which was offset by an increase of $872,000 in product costs due to the increase in unit sales and the amortization of capitalized software, resulting in an increase in product gross margin of $2.1 million. Also adding to the absolute dollar increase in gross margin was the increase in the service margin of $1.5 million, which resulted from increased service revenue. The net effect of the combined increases in revenue and increases in cost was a 1% increase in gross margin percentage. We anticipate that our gross margin percentage will decrease slightly sequentially from the first quarter to the second quarter of fiscal year 2005 due to slight increases in cost of service revenue mainly due to overall increases in costs of service revenue for continued support of our installed base.

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

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Three Months Ended June 30,				Percentage Change
	2004		2003
Channel mix:
Indirect	$10,022	50%	$8,585	55%	17%
Direct	10,075	50	7,018	45	44%

Total Revenue	$20,097	100%	$15,603	100%	29%

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

Revenue was distributed geographically as follows:

	Three Months Ended June 30,				Percentage Change
	2004		2003
Geographic mix:
North America	$17,269	86%	$12,176	78%	42%
International:
Europe – Middle East – Africa	1,716	9	2,109	14	(19)%
Asia-Pacific	1,112	5	1,318	8	(16)%

Subtotal International:	2,828	14	3,427	22	(17)%

Total Revenue	$20,097	100%	$15,603	100%	29%

The North American revenue increase of 42% was mainly attributable to the continued economic improvement in the United States. Revenue from sales outside North America decreased 17% as a result of slight fluctuations in the closing of international sales. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Three Months Ended June 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Research and development	$4,319	22%	$3,009	19%	44%

The 44% or $1.3 million increase in research and development expenses was primarily due to the application of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which required the capitalization of software development costs of $1.1 million during the three months ended June 30, 2003. Excluding the capitalization of software development costs, research and development expenses increased by $242,000 which was mainly due to increases in personnel costs of 2% or $58,000 and increases in non-recurring engineering costs of 100% or $89,000. Average headcount in research and development was 101 and 99 for the three months ended June 30, 2004 and 2003, respectively. We anticipate research and development expenses will remain relatively constant in absolute dollars sequentially from the first quarter to the second quarter of fiscal year 2005.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Three Months Ended June 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Sales and marketing	$8,783	44%	$7,944	51%	11%

The 11% or $839,000 increase in total sales and marketing expenses was primarily due to a 41% or $489,000 increase in commission expense that was mainly due to achieving increased revenue goals, a 5% or $216,000 increase in personnel costs which is related to increased headcount, and a 119% or $102,000 increase in sales meeting and planning expenses. Average headcount in sales and marketing was 146 and 142 for the three months ended June 30, 2004 and 2003, respectively. We anticipate that we will increase sales and marketing expenses in absolute dollars sequentially from the first quarter to the second quarter of fiscal year 2005 due to increased sales compensation expenses resulting from expected headcount additions.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Three Months Ended June 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
General and administrative	$1,954	10%	$1,649	11%	18%

The 18% or $305,000 increase in general and administrative expense was primarily due to a 19% or $182,000 increase in personnel costs due to increased compensation costs and a 20% or $47,000 increase in accounting services. Average headcount in general and administrative was 52 and 51 for the three months ended June 30, 2004 and 2003, respectively. We anticipate general and administrative expenses will remain relatively constant in absolute dollars sequentially from the first quarter to the second quarter of fiscal year 2005.

Amortization of other intangible assets.    Amortization of other intangible assets relates to the acquisition of NextPoint in fiscal year 2001. Other intangible assets were fully amortized as of June 30, 2003 and no amortization occurred after that date.

	Three Months Ended June 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Amortization of other intangible assets	$-	-%	$272	2%	(100)%

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Three Months Ended June 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Interest income and other expenses, net	$179	1%	$197	1%	(9)%

The 9% or $18,000 decrease in interest income and other expenses, net was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

Income tax expense (benefit).    We estimate our income tax expense (benefit) based on the Company’s annual effective tax rate, which differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits taken together with our net loss. The estimated annual effective tax rate as of June 30, 2004 is 37.5%, compared to an estimated annual effective tax rate of 38.6% as of June 30, 2003.

	Three Months Ended June 30,
	2004		2003
		% of Revenue		% of Revenue
Income tax expense (benefit)	$205	1%	$(347)	(2)%

The $552,000 increase in the income tax expense was primarily due to an anticipated increase in our pre-tax income from fiscal 2004 to fiscal 2005.

Net income (loss).    Net income (loss) for the three months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	2004		2003
		% of Revenue		% of Revenue
Net income (loss)	$297	2%	$(552)	(4)%

The $849,000 increase in net income was mainly attributable to the increases in product and service gross margins of $2.1 million and $1.5 million, respectively, partially offset by a decrease in the capitalization of software development costs of $1.1 million, increases in personnel costs of $456,000, increases in sales commissions of $489,000, and increases in income tax expense of $552,000.

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

Contractual Obligations

As of June 30, 2004, we had the following current contractual obligations (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$30,184	$3,338	$6,225	$6,657	$13,964
Royalty obligations	50	50	-	-	-

Total contractual obligations	$30,234	$3,388	$6,225	$6,657	$13,964

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	Three Months Ended June 30,
	2004	2003
Cash and cash equivalents	$30,092	$40,168
Short-term marketable securities	40,443	27,991
Long-term marketable securities	5,968	5,022

Cash, cash equivalents, and marketable securities	$76,503	$73,181

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are secured by our inventory and accounts receivable. As of June 30, 2004, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of June 30, 2004, we were in compliance with such covenants.

Cash, cash equivalents and marketable securities increased by $3.3 million from June 30, 2003 to June 30, 2004. While cash and cash equivalents decreased by $10.1 million, short- and long-term marketable securities increased in total by $13.4 million.

Cash and cash equivalents were impacted by the following:

	Three Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$1,347	$3,354
Net cash provided by (used in) investing activities	9,078	(7,122)
Net cash provided by financing activities	656	113

Net cash provided by operating activities

Net cash provided by operating activities amounted to $1.3 million and $3.4 million during the three months ended June 30, 2004 and 2003, respectively. The primary sources of operating cash flow in the three months ended June 30, 2004 included net income of $297,000, adjusted to exclude the effects of non-cash items of $896,000, improved net working capital management of $162,000 related to accounts receivable, inventory and accounts payable, an increase of $731,000 in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and commissions, and a decrease of $551,000 in deferred revenue, mainly due to the timing of our maintenance contract renewals. The primary sources of operating cash flow in the three months ended June 30, 2003 included net loss of $552,000, adjusted to exclude the effects of non-cash items of $889,000, improved net working capital management of $3.8 million related mainly to accounts receivable as a result of collection activities, and to a lesser extent inventory and accounts payable, an increase of $131,000 in accrued compensation and other expenses primarily as a result of the timing of payroll cycles, and a decrease of $911,000 in deferred revenue, mainly due to the timing of our maintenance contract renewals.

Net cash provided by (used in) investing activities

Cash provided by (used in) investing activities was $9.1 million and ($7.1) million for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, cash provided by (used in) investing activities reflects the purchase of marketable securities of $15.0 million and $33.0 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $24.9 million and $27.4 million, respectively, and the purchase of fixed assets to support our infrastructure of $848,000 and $486,000, respectively. The increase of purchases of fixed assets year over year is mainly due to the investment in our infrastructure as our company continues its operations. Also, for the three months ended June 30, 2003, cash provided by (used in) investing activities was reduced by the investment in capitalized software development costs of $1.1 million.

Net cash provided by financing activities

Cash provided by financing activities was $656,000 and $113,000 for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan of $656,000 and $237,000, respectively. For the three months ended June 30, 2003, cash provided by financing activities was also affected by the purchase of $124,000 of common stock as treasury stock related to our open market stock repurchase program.

We believe that our cash balances, marketable securities classified as available-for-sale and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If demand for our product were to decrease substantially, our ability to generate cash flow sufficient for our short-term working capital and expenditure needs could be materially impacted.

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

Recently Issued Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The provisions of EITF No. 03-01 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. NetScout does not currently expect that the adoption of EITF No. 03-01 will have a material impact on its financial position or operating results.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	current technology spending by actual and potential customers;
•	the demand for network management solutions may be uneven;
•	the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;
•	the timing and market acceptance of new products or product enhancements by us or our competitors;
•	distribution channels through which our products are sold could change;
•	the timing of hiring sales personnel and the speed at which such personnel become productive;
•	we may not be able to anticipate or adapt effectively to developing markets and rapidly changing technologies;
•	our prices or the prices of our competitors’ products may change; and
•	economic slowdowns or the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns.

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

We compete with providers of network performance management solutions, such as Concord Communications, Inc., and providers of portable network traffic analyzers and probes, such as Network General (formerly Network Associates, Inc.). In addition, leading network equipment providers, including Cisco, could offer their own or competitors’ solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which could have a material and adverse impact on our business, operating results and financial condition.

The success of our business depends on the continued growth in the market for and the commercial acceptance of network management solutions.    We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of computer networks. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated network management solutions, decide to invest in the management of their networks and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally, businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

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

Our success depends on our ability to expand and manage our international operations.    Sales outside North America accounted for 14% and 22% of our total revenue for the three months ended June 30, 2004 and 2003, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 50% and 55% of our total revenue for the three months ended June 30, 2004 and 2003, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

A termination of our relationship with Cisco may materially adversely impact our business.    License and royalty revenue and service revenue from Cisco accounted for 3% and 5% of our total revenue for the three months ended June 30, 2004 and 2003, respectively. Although Cisco currently continues to incorporate some of our software into their products and provide license and royalty revenue to NetScout, we anticipate that in the future Cisco will discontinue incorporating our software into their products. If Cisco were to decide to cease purchasing our software and/or to internally develop products that compete with our solutions, partner with our competitors, or bundle or sell competitors’ solutions, possibly at lower prices, our business, operating results and financial condition could be materially and adversely impacted.

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

Failure to properly manage growth and to implement enhanced automated systems could adversely impact our business.    The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new ERP system in order to manage the growth and increasing complexity of our business operations and to enhance our internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Our ERP selection process is already underway and we anticipate implementation efforts to begin in the later half of our fiscal year ending March 31, 2005, with the new ERP system operational prior to the end of our fiscal year 2006. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, our retention of key personnel and the implementation of our new ERP system, our business, operating results and financial condition could be materially and adversely impacted.

The effectiveness of our disclosure and internal controls may be limited.    Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Compliance with this legislation may divert management’s attention and resources and cause us to incur significant expense. Management’s assessment of our internal controls over financial reporting may identify weaknesses that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we or our registered public accounting firm determine that we have material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline. Additionally, in order to enhance our internal controls over financial reporting, we will implement a new ERP system in fiscal 2006. If we are unable to successful implement this system, our internal controls over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

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

Item 4. Controls and Procedures

As of June 30, 2004, the Company, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

During the first quarter of fiscal year 2005, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 7 to the Condensed Consolidated Financial Statements attached hereto.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this report.

10.1	Amendment No. 2 to Agreement Relating to Employment dated August 5, 2004 by and betweeen NetScout and Anil Singhal
10.2	Amendment No. 2 to Agreement Relating to Employment dated August 5, 2004 by and betweeen NetScout and Narendra Popat
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K with the Securities and Exchange Commission on April 28, 2004 with respect to Item 12 (Results of Operations and Financial Condition) to furnish a press release announcing the financial information for our fourth quarter and fiscal year ended March 31, 2004 and on June 22, 2004 with respect to Item 5 (Other Events and Required FD Disclosure) to report the election of Victor DeMarines to the Board of Directors of the Company as a Class I Director who will concurrently serve as a member of the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 6, 2004	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: August 6, 2004	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2004	/s/ Lisa A. Fiorentino
Lisa A. Fiorentino
Vice President, Finance and Administration and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to Agreement Relating to Employment dated August 5, 2004 by and betweeen NetScout and Anil Singhal
10.2	Amendment No. 2 to Agreement Relating to Employment dated August 5, 2004 by and betweeen NetScout and Narendra Popat
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002