Form 10-Q
period 2004-09-30
NETSCOUT SYSTEMS INC
filed 2004-11-04
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 3, 2004 was 30,631,123.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$37,870	$19,011
Marketable securities	34,416	50,432
Accounts receivable, net of allowance for doubtful accounts of $35 and $40 at September 30, 2004 and March 31, 2004, respectively	9,653	10,851
Inventories	2,949	3,366
Refundable income taxes	1,411	2,102
Deferred income taxes	1,750	1,667
Prepaids and other current assets	2,706	2,175

Total current assets	90,755	89,604
Fixed assets, net	5,810	5,415
Goodwill, net	28,839	28,839
Capitalized software development costs, net	552	884
Deferred income taxes	8,645	8,378
Long-term marketable securities	5,962	6,016
Other assets	39	45

Total assets	$140,602	$139,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,863	$1,984
Accrued compensation	4,995	4,481
Accrued other	2,480	2,140
Income taxes payable	-	490
Deferred revenue	14,832	15,968

Total current liabilities	24,170	25,063

Deferred revenue	1,258	1,006

Total liabilities	25,428	26,069

Commitments and contingencies (Note7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2004 and March 31, 2004	-	-
Common stock, $0.001 par value: 150,000,000 shares authorized; 34,747,450 and 34,584,577 shares issued and 30,544,227 and 30,381,354 shares outstanding at September 30, 2004 and March 31, 2004, respectively	35	34
Additional paid-in capital	111,474	110,683
Accumulated other comprehensive (loss) income	(77)	7
Treasury stock at cost, 4,203,223 shares at September 30, 2004 and March 31, 2004	(26,490)	(26,490)
Retained earnings	30,232	28,878

Total stockholders’ equity	115,174	113,112

Total liabilities and stockholders’ equity	$140,602	$139,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product	$12,224	$9,878	$23,784	$18,506
Service	7,826	7,192	15,931	13,749
License and royalty	439	445	871	863

Total revenue	20,489	17,515	40,586	33,118

Cost of revenue:
Product	3,901	3,358	7,554	6,139
Service	1,077	1,022	2,142	2,066

Total cost of revenue	4,978	4,380	9,696	8,205

Gross profit	15,511	13,135	30,890	24,913

Operating expenses:
Research and development	4,058	3,670	8,377	6,679
Sales and marketing	8,802	8,038	17,585	15,982
General and administrative	1,806	1,550	3,760	3,199
Amortization of other intangible assets	-	-	-	272

Total operating expenses	14,666	13,258	29,722	26,132

Income (loss) from operations	845	(123)	1,168	(1,219)
Interest income and other expenses, net	119	160	298	357

Income (loss) before income tax expense (benefit)	964	37	1,466	(862)
Income tax expense (benefit)	(93)	37	112	(310)

Net income (loss)	$1,057	$-	$1,354	$(552)

Basic net income (loss) per share	$0.03	$-	$0.04	$(0.02)
Diluted net income (loss) per share	$0.03	$-	$0.04	$(0.02)
Shares used in computing:
Basic net income (loss) per share	30,533	30,058	30,491	30,046
Diluted net income (loss) per share	31,288	30,585	31,517	30,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,354	$(552)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	1,207	1,515
Amortization of other intangible assets	-	272
Amortization of capitalized software	332	110
Loss on disposal of fixed assets	62	35
Compensation expense associated with equity awards	-	83
Deferred income taxes	(327)	(156)
Changes in assets and liabilities:
Accounts receivable, net	1,198	1,148
Inventories	417	751
Refundable income taxes	691	(341)
Prepaids and other current assets	(541)	1,024
Other assets	6	-
Accounts payable	(121)	989
Accrued compensation and other expenses	854	106
Income taxes payable	(490)	-
Deferred revenue	(884)	(1,982)

Net cash provided by operating activities	3,758	3,002

Cash flows from investing activities:
Purchase of marketable securities	(31,857)	(60,384)
Proceeds from maturity of marketable securities	47,854	46,324
Purchase of fixed assets	(1,664)	(885)
Capitalized software development costs	-	(1,325)

Net cash provided by (used in) investing activities	14,333	(16,270)

Cash flows from financing activities:
Proceeds from issuance of common stock	768	292
Repurchase of common stock as treasury stock	-	(124)

Net cash provided by financing activities	768	168

Net increase (decrease) in cash and cash equivalents	18,859	(13,100)
Cash and cash equivalents, beginning of year	19,011	43,823

Cash and cash equivalents, end of period	$37,870	$30,723

Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$8
Cash paid for income taxes	$251	$202

Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options	$24	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2004 and for the three and six months ended September 30, 2004 and 2003, respectively, have been prepared by NetScout Systems, Inc. (“NetScout”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of NetScout’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of NetScout’s financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results of operations for the year ending March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004.

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

Had compensation cost for NetScout’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 148, NetScout’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$1,057	$-	$1,354	$(552)
Add: stock-based compensation under APB No. 25	-	36	-	83
Deduct: stock-based employee compensation expense determined under fair value-based methods for all awards, net of tax	(1,277)	(2,303)	(2,792)	(4,576)

Pro forma net income (loss)	$(220)	$(2,267)	$(1,438)	$(5,045)

Basic net income (loss) per share:
As reported	$0.03	$-	$0.04	$(0.02)
Pro forma	$(0.01)	$(0.08)	$(0.05)	$(0.17)
Diluted net income (loss) per share:
As reported	$0.03	$-	$0.04	$(0.02)
Pro forma	$(0.01)	$(0.07)	$(0.05)	$(0.17)

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

2.    Stock-Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
Option Plans	2004	2003	2004	2003
Expected option term	4 years	4 years	4 years	4 years
Weighted average risk-free interest rate	3.6%	2.8%	3.6%	2.6%
Expected volatility	100%	100%	100%	100%
Dividend yield	-	-	-	-
Weighted average fair value	$4.04	$0.82	$4.55	$0.87

	Three Months Ended September 30,		Six Months Ended September 30,
Stock Purchase Plan	2004	2003	2004	2003
Expected option term	-	-	0.5 years	0.5 years
Weighted average risk-free interest rate	-	-	1.2%	1.0%
Expected volatility	-	-	100%	100%
Dividend yield	-	-	-	-
Weighted average fair value	-	-	$2.28	$1.15

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

Marketable Securities

Marketable securities held by NetScout at September 30, 2004, with maturity dates of October 2004 through March 2006, are as follows:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$16,497	$(73)	$16,424
Commercial paper	24,909	-	24,909

Less restricted investment	965	(10)	955

Available-for-sale marketable securities	$40,441	$(63)	$40,378

Short-term marketable securities			$34,416

Long-term marketable securities			$5,962

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

3.    Cash, Cash Equivalents and Marketable Securities (Continued)

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

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $955, which is currently included in prepaids and other current assets. At September 30, 2004 and March 31, 2004, there were unrealized losses of $14 and $4, respectively, recorded as other comprehensive loss.

4.    Income Taxes

The effective income tax rates for the three months and six months ended September 30, 2004 were (9.6%) and 7.7%, respectively, compared with 99.2% and 36.0% for the three and six months ended September 30, 2003. The change in the effective income tax rates is primarily due to the favorable resolution of a federal income tax audit for the fiscal years ended March 31, 2000, 2001, 2002 and 2003 during the three months ended September 30, 2004. As a result of favorably completing this income tax audit, NetScout reduced previously accrued income taxes and recorded a $490 income tax benefit during the quarter ended September 30, 2004.

5.    Inventories

Inventories consist of the following:

	September 30, 2004	March 31, 2004
Raw materials	$1,998	$2,545
Work in process	62	70
Finished goods	889	751

	$2,949	$3,366

6.    Capitalized Software Development Costs

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

6.    Capitalized Software Development Costs (Continued)

software products are available for first customer shipment. During the six month period ended September 30, 2003, NetScout capitalized $1.3 million of software development costs. Beginning in August 2003 NetScout commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs were $332 and $110 for the six months ending September 30, 2004 and 2003, respectively.

Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made. NetScout believes that there is no additional adjustment to the carrying amount required at this time.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

7.    Commitments and Contingencies (Continued)

The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Historically, the Company has incurred no costs to defend lawsuits or settle claims relating to such indemnity agreements and the Company accordingly believes the estimated fair value of these agreements is immaterial. If we were to have to defend a lawsuit and settle claims, they could potentially have a material impact on our financial results.

8.    Treasury Stock

On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout’s stock repurchase program may be made from time to time without prior notice. During the six months ended September 30, 2004 and 2003, NetScout repurchased 0 and 34,000 shares of common stock, respectively. As of September 30, 2004, NetScout has repurchased 158,000 shares of common stock under this program.

9.    Computation of Net Income (Loss) Per Share

Below is a summary of the shares used in computing basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares used in calculating basic net income (loss) per share	30,532,876	30,058,403	30,490,893	30,046,085
Stock options	755,382	526,862	1,026,146	-

Shares used in computing diluted net income (loss) per share	31,288,258	30,585,265	31,517,039	30,046,085

The following table sets forth common stock excluded from the calculation of diluted net loss per share, since the inclusion would be antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Stock options	1,570,757	1,499,365	1,457,529	4,394,415

10.    Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities, restricted investment, and foreign currency translation adjustments. Other comprehensive income (loss) for the three and six months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,057	$—	$1,354	$(552)
Unrealized gains (loss) on marketable securities and restricted investment, net of $0 tax	46	(18)	(84)	(14)

Other comprehensive income (loss)	$1,103	$(18)	$1,270	$(566)

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

11.    Geographic Information

Revenue was distributed geographically as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
North America	$16,730	$14,994	$33,999	$27,170
Europe – Middle East – Africa	2,328	2,032	4,044	4,141
Asia-Pacific	1,431	489	2,543	1,807

	$20,489	$17,515	$40,586	$33,118

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

12.    Recently Issued Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of EITF No. 03-01 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. The adoption of EITF No. 03-01 had no impact on NetScout’s financial position or operating results.

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

For the three months ended September 30, 2004, our total revenue increased $3.0 million to $20.5 million compared to the $17.5 million of total revenue for the three months ended September 30, 2003. In addition, our cost of revenue increased by $598,000 to $5.0 million for the three months ended September 30, 2004 compared to $4.4 million in the three months ended September 30, 2003. Gross profit at $15.5 million, or 75.7% of revenue, in the three months ended September 30, 2004 increased from $13.1 million, or 75.0% of revenue, in the three months ended September 30, 2003. Our gross profit is primarily impacted by the mix and volume of product, service, license and royalty revenue and by the proportion of sales though direct versus indirect distribution channels. We realize significantly higher gross profits on license and royalty revenue relative to product and service revenue and higher gross profits on service revenue relative to product revenue. We typically realize higher gross profits on direct sales relative to sales through indirect distribution channels.

For the three months ended September 30, 2004, our total operating expenses were at $14.7 million, which include research and development, sales and marketing, and general and administrative expenses, as well as amortization of other intangible assets, increasing by $1.4 million compared to the $13.3 million of total operating expenses in the three months ended September 30, 2003. Primary contributors to this increase in overall expenses were a $237,000 increase in personnel costs due to increased headcount, $168,000 in engineering consulting costs due to hardware product development, a $759,000 increase in commissions which was mainly due to increased revenue attainment and higher attainment of incentive programs, as well as the capitalization of software development costs of $258,000 for the three months ended September 30, 2003, which did not occur for the three months ended September 30, 2004.

Net income for the three months ended September 30, 2004 at $1.1 million increased by $1.1 million compared to a net income of $0 for the three months ended September 30, 2003. This increase is primarily due to the increase in gross profit of $2.4 million, partially offset by the increase in operating expenses of $1.4 million, and a decrease in tax expense of $490,000 due to the favorable resolution of a federal income tax audit in the three months ended September 30, 2004, offset by income tax expense of $360,000 associated with a projected increase in pre-tax income for the three months ended September 30, 2004.

For the six months ended September 30, 2004, our total revenue increased $7.5 million to $40.6 million compared to the $33.1 million of total revenue for the six months ended September 30, 2003. In addition, our cost of revenue increased by $1.5 million to $9.7 million for the six months ended September 30, 2004 compared to $8.2 million in the six months ended September 30, 2003. Gross profit at $30.9 million, or 76.1% of revenue, in the six months ended September 30, 2004 increased from $24.9 million, or 75.2% of revenue, in the six months ended September 30, 2003.

For the six months ended September 30, 2004, our total operating expenses were at $29.7 million, which include research and development, sales and marketing, and general and administrative expenses, as well as amortization of other intangible assets, increasing by $3.6 million compared to the $26.1 million of total operating expenses in the six months ended September 30, 2003. Primary contributors to this increase in overall expenses were a $693,000 increase in personnel costs due to increased headcount, $257,000 in engineering consulting costs due to hardware product development, a $1.2 million increase in commissions which was mainly due to increased revenue attainment and higher attainment of incentive programs, as well as the capitalization of software development costs of $1.3 million for the six months ended September 30, 2003, which did not occur for the six months ended September 30, 2004.

Net income for the six months ended September 30, 2004 at $1.4 million increased by $1.9 million compared to a net loss of $552,000 for the six months ended September 30, 2003. This increase is primarily due to the increase in gross profit of $6.0 million, partially offset by the increase in operating expenses of $3.6 million, and a decrease in tax benefit of $912,000 due to income tax expense associated with a projected increase in pre-tax income, offset by the favorable resolution of a federal income tax audit in the six months ended September 30, 2004 of $490,000.

Critical Accounting Policies

NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of goodwill, capitalization of software development costs, and accounting for income taxes to be critical in fully understanding and evaluating our financial results.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At September 30, 2004, one customer accounted for more than 10% of our accounts receivable balance. At September 30, 2003, one different customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of September 30, 2004, our allowance for doubtful accounts was $35,000. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value by a reserve for obsolete and excess inventory. As of September 30, 2004, our reserve for obsolete and excess inventory was $689,000. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be inadequate, our financial results could be materially and adversely impacted in future periods.

Valuation of Goodwill

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

As of September 30, 2004, goodwill was $28.8 million. We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as an indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be inadequate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Capitalization of Software Development Costs

Costs incurred in the research and development of NetScout’s products, including the various small point releases and small product enhancements which are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Major product enhancements, such as those included in our Performance Manager (“PM”) 2.0 release in fiscal year 2004, would be capitalized under the guidance of SFAS No. 86.

As of September 30, 2004, capitalized software development costs were $1.3 million, and accumulated amortization of capitalized software development costs were $773,000, resulting in net capitalized software costs of $552,000. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be inadequate, we may be required to expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

Accounting for Income Taxes

NetScout estimates the quarterly income tax expense (benefit) based on the Company’s projected annual effective tax rate. NetScout’s projected annual effective tax rate differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. During the three month period ended September 30, 2004, the quarterly tax expense (benefit) was also affected by the favorable resolution of a federal income tax audit of fiscal years ended March 31, 2000, 2001, 2002 and 2003. Significant judgments and estimates are made when assessing NetScout’s projected annual effective tax rate. If these judgments and estimates prove to be inadequate, our tax rate could fluctuate significantly and our financial results could be materially and adversely impacted in the future.

NetScout recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. While the negative evidence that would suggest the need for a valuation allowance for the Company consists of cumulative pre-tax losses in recent prior years, these losses have continued to be reduced over the last three years and we recorded a pre-tax income in the six month period ended September 30, 2004. Additional positive evidence consists of current healthy cash balances, a current strong balance sheet, solid technology, historically stable gross margins, projected future pre-tax profits, as well as, a consistent earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

As of September 30, 2004, deferred income tax assets were $10.4 million, consisting primarily of $5.4 million of federal net operating loss carryforwards and $542,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $3.8 million of other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be inadequate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product	59.7%	56.4%	58.6%	55.9%
Service	38.2	41.1	39.3	41.5
License and royalty	2.1	2.5	2.1	2.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	19.0	19.2	18.6	18.6
Service	5.3	5.8	5.3	6.2

Total cost of revenue	24.3	25.0	23.9	24.8

Gross margin	75.7	75.0	76.1	75.2

Operating expenses:
Research and development	19.8	21.0	20.6	20.2
Sales and marketing	43.0	45.9	43.3	48.2
General and administrative	8.8	8.8	9.3	9.7
Amortization of other intangible assets	-	-	-	0.8

Total operating expenses	71.6	75.7	73.2	78.9

Income (loss) from operations	4.1	(0.7)	2.9	(3.7)
Interest income and other expenses, net	0.6	0.9	0.7	1.1

Income (loss) before income tax expense (benefit)	4.7	0.2	3.6	(2.6)
Income tax expense (benefit)	(0.5)	0.2	0.3	(0.9)

Net income (loss)	5.2%	-%	3.3%	(1.7)%

Three Months Ended September 30, 2004 and 2003

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. One customer accounted for more than 10% of our total revenue during the three months ended September 30, 2004 and one different customer accounted for more than 10% of our total revenue during the three months ended September 30, 2003.

	Three Months Ended September 30,		Percentage Change
	2004	2003
Revenue:
Product	$12,224	$9,878	24%
Service	7,826	7,192	9%
License and royalty	439	445	(1)%

Total revenue	$20,489	$17,515	17%

Product.    The 24% or $2.3 million increase in product revenue was primarily due to an increase of approximately 17% in unit sales and an increase of approximately 2% in average selling price due to the sale of our high capacity probes. Also contributing to the increase in product revenue was increased sales of our nGenius® appliance products. We expect to continue to generate increasing sales sequentially from the second quarter to the third quarter of fiscal year 2005, based on continued indications of interest by our customers in our CDMTM Technology and our nGenius suite of products.

Service.    The 9% or $634,000 increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue in absolute dollars to increase sequentially from the second quarter to the third quarter of fiscal year 2005.

License and royalty.    The 1% or $6,000 decrease in license and royalty revenue was primarily due to a decrease in unit sales. We anticipate license and royalty revenue to be relatively flat sequentially from the second quarter to the third quarter of fiscal year 2005 and subject to the volume of Cisco Systems, Inc.’s (“Cisco”) sales of their products that incorporate our software. As announced in our report on Form 8-K filed on September 21, 2004, following discussions between NetScout and Cisco regarding NetScout’s plan to terminate support for its legacy product, Real Time Monitor 1.4, Cisco announced its intention to discontinue reselling Real Time Monitor as of November 30, 2004. The announcement was contained in a letter dated September 15, 2004, notifying NetScout of the non-renewal of the Private Label Agreement dated October 17, 1995, as amended, and the Project Development and License Agreement dated July 13, 1994, as amended, by and between NetScout and Cisco (the “Agreements”). Pursuant to the foregoing and the terms of the Agreements, the Agreements will expire on June 1, 2005. NetScout will continue to recognize license and royalty revenue based upon reported product shipments by Cisco, with the final product shipments report expected in the fourth quarter of fiscal year 2005. NetScout does not expect a material impact from Cisco’s non-renewal of the Agreements, as it will be offering Cisco Real Time Monitor 1.4 customers a purchase option to upgrade to nGenius Performance Manager 2.0.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Three Months Ended September 30,		Percentage Change
	2004	2003
Cost of revenue:
Product	$3,901	$3,358	16%
Service	1,077	1,022	5%

Total cost revenue	$4,978	$4,380	14%

Gross profit:
Product $	$8,323	$6,520	28%
Product %	68%	66%

Service $	6,749	6,170	9%
Service %	86%	86%

License and royalty $	439	445	(1)%
License and royalty %	100%	100%

Total gross profit $	$15,511	$13,135	18%

Total gross margin %	76%	75%

Product.    The 16% or $543,000 increase in cost of product revenue corresponds with the 24% or $2.3 million increase in product revenue. The cost increase is due to an increase of approximately 17% in unit sales, as well as the increased sales of our nGenius appliance products. The product gross margin percentage increase of 2 points to 68% from 66% was mainly due to an increase of our average selling price of 2% in addition to an approximate 1% decrease of unit costs. We expect to generate increasing sales sequentially from the second quarter to the third quarter of fiscal year 2005, based on continued indications of interest by our customers in our CDM Technology and our nGenius suite of products; therefore, we expect cost of product revenue to increase in absolute dollars.

Service.    The 5% or $55,000 increase in cost of service revenue was primarily due to an increase of $28,000 in repair activity and $17,000 in increased personnel costs to support our increasing customer base. The 9% or $579,000 increase in service gross profit corresponds with the 9% or $634,000 increase in service revenue. We anticipate cost of service revenue to remain relatively constant in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2005.

Gross profits.    Our gross profit in absolute dollars increased 18% or $2.4 million. This increase in gross profit in absolute dollars was partially due to a $2.3 million increase in product revenue, which resulted from higher unit sales and an increase in average selling prices, offset by an increase of $543,000 in product costs due to the increase in unit sales and the increased sale of our nGenius appliance products. Also adding to the absolute dollar increase in gross profit was the increase in the service margin of $579,000, which resulted from increased service revenue. The net effect of the combined increases in revenue and increases in cost was a 1 point increase in gross margin percentage. We anticipate that our gross margin percentage will remain relatively constant sequentially from the second quarter to the third quarter of fiscal year 2005.

Also, our gross profit is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross profits on license and royalty revenue relative to product and service revenue and higher gross profits on service revenue relative to product revenue.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are below. We typically realize higher gross profits on direct sales relative to sales through indirect distribution channels. While during the three month period ended September 30, 2004 our mix of indirect compared to direct channels was more heavily weighted to indirect channels, our margins improved due to a fluctuation in customer sales where we realize greater margins due to higher selling prices for particular sales opportunities.

	Three Months Ended September 30,				Percentage Change
	2004		2003
Channel mix:
Indirect	$13,187	64%	$8,086	46%	63%
Direct	7,302	36	9,429	54	(23)%

Total Revenue	$20,489	100%	$17,515	100%	17%

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location.

Revenue was distributed geographically as follows:

	Three Months Ended September 30,				Percentage Change
	2004		2003
Geographic mix:
North America	$16,730	82%	$14,994	86%	12%
International:
Europe – Middle East – Africa	2,328	11	2,032	12	15%
Asia-Pacific	1,431	7	489	2	193%

Subtotal International:	3,759	18	2,521	14	49%

Total Revenue	$20,489	100%	$17,515	100%	17%

Revenue from sales outside North America increased 49% as a result of timing fluctuations in the closing of international sales. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Three Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Research and development	$4,058	20%	$3,670	21%	11%

The 11% or $388,000 increase in research and development expenses was primarily due to the application of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which required the capitalization of software development costs of $258,000 during the three months ended September 30, 2003. Excluding the capitalization of software development costs, research and development expenses increased by $130,000 which was mainly due to increases in engineering consulting costs of 100% or $168,000, which resulted from new hardware product development to expand our nGenius product line. Average headcount in research and development was 102 and 100 for the three months ended September 30, 2004 and 2003, respectively. We anticipate research and development expenses will remain relatively constant in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2005.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Three Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Sales and marketing	$8,802	43%	$8,038	46%	10%

The 10% or $764,000 increase in total sales and marketing expenses was primarily due to a 60% or $759,000 increase in commission expense that was mainly due to increased revenue attainment and higher attainment of incentive programs. Average headcount in sales and marketing was 145 and 144 for the three months ended September 30, 2004 and 2003, respectively. We anticipate that we will increase sales and marketing expenses in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2005 due to increased sales compensation expenses resulting from expected headcount additions.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Three Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
General and administrative	$1,806	9%	$1,550	9%	17%

The 17% or $256,000 increase in general and administrative expense was primarily due to a 22% or $196,000 increase in personnel costs due to increased compensation costs and increased headcount and a 45% or $90,000 increase in professional services, mainly due to efforts associated with compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Average headcount in general and administrative was 53 and 50 for the three months ended September 30, 2004 and 2003, respectively. We anticipate general and administrative expenses will increase in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2005, mainly due to additional increases in costs associated with Sarbanes-Oxley compliance efforts.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Three Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Interest income and other expenses, net	$119	1%	$160	1%	(25)%

The 25% or $41,000 decrease in interest income and other expenses, net was primarily due to $111,000 of additional interest expense due to the favorable resolution of a federal income tax audit offset by higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense (benefit).    We estimate our income tax expense (benefit) based on the Company’s estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2004 is 24%, compared to an estimated annual effective tax rate of 36% as of September 30, 2003. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In addition, the Company recorded an income tax benefit of $490,000 during the three months ended September 30, 2004 as a result of the favorable resolution of a federal income tax audit. The estimated annual effective tax rates for the three months ended September 30, 2004 and 2003 would have been comparable if not for the favorable resolution of the federal income tax audit during the three months ended September 30, 2004.

	Three Months Ended September 30,
	2004		2003
		% of Revenue		% of Revenue
Income tax expense (benefit)	$(93)	(1)%	$37	-%

Net income.    Net income for the three months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,
	2004		2003
		% of Revenue		% of Revenue
Net income	$1,057	5%	$-	-%

The $1.1 million increase in net income was mainly attributable to the increases in product and service gross profits of $1.8 million and $579,000, respectively, and decreases in income tax expense of $130,000, partially offset by a decrease in the capitalization of software development costs of $258,000, increases in personnel costs of $237,000, increases in engineering consulting costs of $168,000, and increases in sales commissions of $759,000.

Six Months Ended September 30, 2004 and 2003

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. No customer or indirect channel partner accounted for 10% or more of our total revenue during the six months ended September 30, 2004 and 2003.

	Six Months Ended September 30,		Percentage Change
	2004	2003
Revenue:
Product	$23,784	$18,506	29%
Service	15,931	13,749	16%
License and royalty	871	863	1%

Total revenue	$40,586	$33,118	23%

Product.    The 29% or $5.3 million increase in product revenue was primarily due to an increase of approximately 20% in unit sales, as well as the increased sales of our nGenius appliance products. We expect to continue to generate increasing sales sequentially from the second quarter to the third quarter of fiscal year 2005, based on continued indications of interest by our customers in our CDM Technology and our nGenius suite of products.

Service.    The 16% or $2.2 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue in absolute dollars to increase slightly sequentially from the second quarter to the third quarter of fiscal year 2005.

License and royalty.    The 1% or $8,000 increase in license and royalty revenue was primarily due to a slight increase in unit sales. We anticipate license and royalty revenue to be relatively flat sequentially from the second quarter to the third quarter of fiscal year 2005 and subject to the volume of Cisco’s sales of their products that incorporate our software. As announced in our report on Form 8-K filed on September 21, 2004, following discussions between NetScout and Cisco regarding NetScout’s plan to terminate support for its legacy product, Real Time Monitor 1.4, Cisco announced its intention to discontinue reselling Real Time Monitor as of November 30, 2004. The announcement was contained in a letter dated September 15, 2004, notifying NetScout of the non-renewal of the Agreements. Pursuant to the foregoing and the terms of the Agreements, the Agreements will expire on June 1, 2005. NetScout will continue to recognize license and royalty revenue based upon reported product shipments by Cisco, with the final product shipments report expected in the fourth quarter of fiscal year 2005. NetScout does not expect a material impact from Cisco’s non-renewal of the Agreements, as it will be offering Cisco Real Time Monitor 1.4 customers a purchase option to upgrade to nGenius Performance Manager 2.0.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Six Months Ended September 30,		Percentage Change
	2004	2003
Cost of revenue:
Product	$7,554	$6,139	23%
Service	2,142	2,066	4%

Total cost revenue	$9,696	$8,205	18%

Gross profit:
Product $	$16,230	$12,367	31%
Product %	68%	67%

Service $	13,789	11,683	18%
Service %	87%	85%

License and royalty $	871	863	1%
License and royalty %	100%	100%

Total gross profit $	$30,890	$24,913	24%

Total gross margin %	76%	75%

Product.    The 23% or $1.4 million increase in cost of product revenue corresponds with the 29% or $5.3 million increase in product revenue. The cost increase is due to an increase of approximately 20% in unit sales, the increase in the cost for sale of our nGenius appliance products, and an increase of $222,000 in amortization of capitalized software, which commenced in August 2003. Product gross margin percentage increased by 1 point to 68% from 67%. We expect to generate increasing sales sequentially from the second quarter to the third quarter of fiscal year 2005, based on continued indications of interest by our customers in our CDM Technology and our nGenius suite of products; therefore, we expect cost of product revenue to increase in absolute dollars.

Service.    The 4% or $76,000 increase in cost of service revenue was primarily due to an increase of $48,000 in repair activity. The 18% or $2.1 million increase in service gross profit corresponds with the 16% or $2.2 million increase in service revenue. We anticipate cost of service revenue to remain relatively constant in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2005.

Gross profits.    Our gross profit in absolute dollars increased 24% or $6.0 million. This increase in gross profit in absolute dollars was partially due to a $5.3 million increase in product revenue, which resulted from higher unit sales and an increase in average selling prices, in addition to the increased sale of our nGenius appliance products, offset by an increase of $1.4 million in product costs due to the increase in unit sales and the amortization of capitalized software. Also adding to the absolute dollar increase in gross profit was the increase in the service margin of $2.1 million, which resulted from increased service revenue. The net effect of the combined increases in revenue and increases in cost was a 1 point increase in gross margin percentage. We anticipate that our gross margin percentage will remain relatively constant sequentially from the second quarter to the third quarter of fiscal year 2005.

Also, our gross profit is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross profits on license and royalty revenue relative to product and service revenue and higher gross profits on service revenue relative to product revenue.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are below. We typically realize higher gross profits on direct sales relative to sales through indirect distribution channels. While during the six month period ended September 30, 2004 our mix of indirect compared to direct channels was more heavily weighted to indirect channels, our margins improved due to fluctuations in customer sales where we realize greater margins due to higher selling prices for particular sales opportunities.

	Six Months Ended September 30,				Percentage Change
	2004		2003
Channel mix:
Indirect	$23,209	57%	$16,671	50%	39%
Direct	17,377	43	16,447	50	6%

Total Revenue	$40,586	100%	$33,118	100%	23%

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location.

Revenue was distributed geographically as follows:

	Six Months Ended September 30,				Percentage Change
	2004		2003
Geographic mix:
North America	$33,999	84%	$27,170	82%	25%
International:
Europe – Middle East – Africa	4,044	10	4,141	13	(2)%
Asia-Pacific	2,543	6	1,807	5	41%

Subtotal International:	6,587	16	5,948	18	11%

Total Revenue	$40,586	100%	$33,118	100%	23%

Revenue from sales in Europe, Middle East, and Africa decreased 2% and sales in Asia-Pacific increased 41% as a result of timing fluctuations in the closing of international sales. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our revenue in the future.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Six Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Research and development	$8,377	21%	$6,679	20%	25%

The 25% or $1.7 million increase in research and development expenses was primarily due to the application of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which required the capitalization of software development costs of $1.3 million during the six months ended September 30, 2003. Excluding the capitalization of software development costs, research and development expenses increased by $373,000 which was mainly due to increases in consulting costs of 115% or $72,000 and increases in engineering consulting costs of 100% or $257,000 which resulted from new hardware product development to expand our nGenius product line. Average headcount in research and development was 102 and 100 for the six months ended September 30, 2004 and 2003, respectively. We anticipate research and development expenses will remain relatively constant in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2005.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising, and new product launch activities.

	Six Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Sales and marketing	$17,585	43%	$15,982	48%	10%

The 10% or $1.6 million increase in total sales and marketing expenses was primarily due to a 51% or $1.2 million increase in commission expense that was mainly due to increased revenue attainment and higher attainment of incentive programs and a 3% or $296,000 increase in personnel costs which is related mainly to increased benefit costs and increased compensation. Average headcount in sales and marketing was 145 and 143 for the six months ended September 30, 2004 and 2003, respectively. We anticipate that we will increase sales and marketing expenses in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2005 due to increased sales compensation expenses resulting from expected headcount additions.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Six Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
General and administrative	$3,760	9%	$3,199	10%	18%

The 18% or $561,000 increase in general and administrative expense was primarily due to a 21% or $378,000 increase in personnel costs due to increased compensation costs and increased headcount and a 32% or $136,000 increase in professional services, mainly due to efforts associated with compliance with Sarbanes-Oxley. Average headcount in general and administrative was 53 and 50 for the six months ended September 30, 2004 and 2003, respectively. We anticipate general and administrative expenses will increase in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2005, mainly due to additional increases in costs associated with Sarbanes-Oxley compliance efforts.

Amortization of other intangible assets.    Amortization of other intangible assets relates to the acquisition of NextPoint Networks, Inc. (“NextPoint”) in fiscal year 2001. Other intangible assets were fully amortized as of June 30, 2003 and no amortization occurred after that date.

	Six Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Amortization of other intangible assets	$-	-%	$272	1%	(100)%

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Six Months Ended September 30,				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Interest income and other expenses, net	$298	1%	$357	1%	(17)%

The 17% or $59,000 decrease in interest income and other expenses, net was primarily due to $111,000 of additional interest expense due to the favorable resolution of a federal income tax audit, offset by higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense (benefit).    We estimate our income tax expense (benefit) based on the Company’s estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2004 is 24%, compared to an estimated annual effective tax rate of 36% as of September 30, 2003. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In addition, the Company recorded an income tax benefit of $490,000 during the six moths ended September 30, 2004 as a result of the favorable resolution of a federal income tax audit. The estimated annual effective tax rates for the six months ended September 30, 2004 and 2003 would have been comparable if not for the favorable resolution of the federal income tax audit during the three months ended September 30, 2004.

	Six Months Ended September 30,
	2004		2003
		% of Revenue		% of Revenue
Income tax expense (benefit)	$112	-%	$(310)	(1)%

Net income (loss).    Net income (loss) for the six months ended September 30, 2004 and 2003 is as follows:

	Six Months Ended September 30,
	2004		2003
		% of Revenue		% of Revenue
Net income (loss)	$1,354	3%	$(552)	(2)%

The $1.9 million increase in net income was mainly attributable to the increases in product and service gross profits of $3.9 million and $2.1 million, respectively, partially offset by a decrease in the capitalization of software development costs of $1.3 million, increases in personnel costs of $693,000, increases in engineering consulting costs of $257,000, increases in professional services of $136,000, increases in sales commissions of $1.2 million, and increases in income tax expense of $422,000.

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

Contractual Obligations

As of September 30, 2004, we had the following current contractual obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$29,358	$3,271	$6,302	$6,652	$13,133
Royalty	150	150	-	-	-

Total contractual obligations	$29,508	$3,421	$6,302	$6,652	$13,133

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	Six Months Ended September 30,
	2004	2003
Cash and cash equivalents	$37,870	$30,723
Short-term marketable securities	34,416	34,986
Long-term marketable securities	5,962	6,503

Cash, cash equivalents, and marketable securities	$78,248	$72,212

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are secured by our inventory and accounts receivable. As of September 30, 2004, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of September 30, 2004, we were in compliance with such covenants.

Cash, cash equivalents and marketable securities increased by $6.0 million from September 30, 2003 to September 30, 2004. While cash and cash equivalents increased by $7.1 million, short- and long-term marketable securities decreased in total by $1.1 million.

Cash and cash equivalents were impacted by the following:

	Six Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$3,758	$3,002

Net cash provided by (used in) investing activities	$14,333	$(16,270)

Net cash provided by financing activities	$768	$168

Net cash provided by operating activities

Net cash provided by operating activities amounted to $3.8 million and $3.0 million during the six months ended September 30, 2004 and 2003, respectively. The primary sources of operating cash flow in the six months ended September 30, 2004 included net income of $1.4 million, adjusted to exclude the effects of non-cash items of $2.0 million, improved net working capital management of $1.5 million related to accounts receivable as a result of collection activities, inventory and accounts payable, an increase of $854,000 in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and commissions, and a decrease of $884,000 in deferred revenue, mainly due to the timing of our maintenance contract renewals. The primary sources of operating cash flow in the six months ended September 30, 2003 included net loss of $552,000, adjusted to exclude the effects of non-cash items of $1.9 million improved net working capital management of $2.9 million related mainly to accounts receivable as a result of collection activities, and to a lesser extent inventory and accounts payable, an increase of $106,000 in accrued compensation and other expenses primarily as a result of the timing of payroll cycles, and a decrease of $2.0 million in deferred revenue, mainly due to the timing of our maintenance contract renewals.

Net cash provided by (used in) investing activities

Cash provided by (used in) investing activities was $14.3 million and ($16.3) million for the six months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003, cash provided by (used in) investing activities reflects the purchase of marketable securities of $31.9 million and $60.4 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $47.9 million and $46.3 million, respectively, and the purchase of fixed assets to support our infrastructure of $1.7 million and $885,000, respectively. The increase of purchases of fixed assets year over year is mainly due to the investment in our infrastructure as our company continues its operations. Also, for the six months ended September 30, 2003, cash provided by (used in) investing activities was reduced by the investment in capitalized software development costs related to nGenius Performance Manager 2.0 of $1.3 million.

Net cash provided by financing activities

Cash provided by financing activities was $768,000 and $168,000 for the six months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan of $768,000 and $292,000, respectively. For the six months ended September 30, 2003, cash provided by financing activities was also affected by the purchase of $124,000 of common stock as treasury stock related to our open market stock repurchase program.

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

Recently Issued Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of EITF No. 03-01 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. The adoption of EITF No. 03-01 had no impact on NetScout’s financial position or operating results.

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

The current economic and geopolitical environment may impact some specific sectors into which we sell.    Many of our customers are concentrated in a small number of sectors, including financial services, government, health and medical, and telecommunications. Certain sectors may be more acutely affected by economic, geopolitical and other factors than other sectors. To the extent that one or more of the sectors in which our customer base operates are adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted.

Our success depends on our ability to expand and manage our international operations.    Sales outside North America accounted for 18% and 14% of our total revenue for the three months ended September 30, 2004 and 2003, respectively, and 16% and 18% for the six months ended September 30, 2004 and 2003, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 64% and 46% of our total revenue for the three months ended September 30, 2004 and 2003, respectively, and 57% and 50% of our total revenue for the six months ended September 30, 2004 and 2003, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

The non-renewal of our resale agreement with Cisco requires that we sell our product to end user customers.    License and royalty revenue and service revenue from Cisco accounted for 3% and 4% of our total revenue for the three months ended September 30, 2004 and 2003, respectively, and 3% and 4% of our total revenue for the six months ended September 30, 2004 and 2003, respectively. As announced in our report on Form 8-K filed on September 21, 2004, following discussions between NetScout and Cisco regarding NetScout’s plan to terminate support for its legacy product, Real Time Monitor 1.4, Cisco announced its intention to discontinue reselling Real Time Monitor as of November 30, 2004. The announcement was contained in a letter dated September 15, 2004, notifying NetScout of the non-renewal of the Agreements. Pursuant to the foregoing and the terms of the Agreements, the Agreements will expire on June 1, 2005. NetScout will continue to recognize license and royalty revenue based upon reported product shipments by Cisco, with the final product shipments report expected in the fourth quarter of fiscal year 2005. NetScout will be offering Cisco Real Time Monitor 1.4 customers a purchase option to upgrade to nGenius Performance Manager 2.0. If we are unable to sell nGenius Performance Manager to these customers or if Cisco were to decide to internally develop products that compete with our solutions, partner with our competitors or bundle or sell competitors’ solutions, possibly at lower prices, our business, operating results and financial condition could be materially and adversely impacted.

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

Our estimates and judgments related to critical accounting policies could be inaccurate.    We consider accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of goodwill, capitalized software development costs, and accounting for income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inadequate.

Failure to properly manage growth and to implement enhanced automated systems could adversely impact our business.    The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business operations and to enhance our internal controls over financial reporting in accordance with Sarbanes-Oxley. Our ERP selection process is already underway and we anticipate implementation efforts to begin in the later half of our fiscal year ending March 31, 2005, with the new ERP system operational prior to the end of our fiscal year 2006. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, our retention of key personnel and the implementation of our new ERP system, our business, operating results and financial condition could be materially and adversely impacted.

The effectiveness of our disclosure and internal controls may be limited.    Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Compliance with this legislation may divert management’s attention and resources and cause us to incur significant expense. Management’s assessment of our internal controls over financial reporting may identify weaknesses that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we determine that we have material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline. Additionally, in order to enhance our internal controls over financial reporting, we will implement a new ERP system in fiscal 2006. If we are unable to successfully implement this system, our internal controls over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

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

Item 4. Controls and Procedures

As of September 30, 2004, the Company, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

During the second quarter of fiscal year 2005, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 8 to the Condensed Consolidated Financial Statements attached hereto.

Item 4. Submission of Matters to a Vote of Security Holders

At NetScout’s annual meeting of stockholders held on September 15, 2004, NetScout’s stockholders took the following actions:

(1)	NetScout stockholders elected each of Anil K. Singhal and John R. Egan, both Class II directors, to a three-year term expiring at NetScout’s annual meeting of stockholders in 2007 or until each’s respective successor has been duly elected and qualified or until each’s early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2004 annual meeting. With respect to Mr. Singhal, the votes were cast as follows: 29,604,358 shares of common stock voted for the election of Mr. Singhal; and 26,828 shares of common stock were withheld as to the election of Mr. Singhal. With respect to the election of Mr. Egan, the votes were cast as follows: 29,321,060 shares of common stock voted for the election of Mr. Egan; and 310,126 shares of common stock were withheld as to the election of Mr. Egan. No other persons were nominated, nor received votes, for election as a director of NetScout at the 2004 annual meeting. The other directors of NetScout whose terms continued after the 2004 annual meeting were Narendra V. Popat, Victor A. DeMarines, Joseph G. Hadzima, Jr., Vincent J. Mullarkey and Kenneth T. Schiciano.

(2)	NetScout’s stockholders ratified the selection of the firm of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the fiscal year ending March 31, 2005. With respect to such matter, the votes were cast as follows: 29,600,541 shares of common stock voted for the proposal; 17,890 shares of common stock voted against the proposal; and 12,755 shares of common stock abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K with the Securities and Exchange Commission on July 14, 2004 with respect to Item 12 (Results of Operations and Financial Condition) to furnish a press release announcing the financial information for our first quarter of our fiscal year ending March 31, 2005 and on September 21, 2004 with respect to Item 8.01 (Other Events) to report Cisco’s announcement of its intention to discontinue reselling Real Time Monitor as of November 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 4, 2004	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

Date: November 4, 2004	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2004	/s/ Lisa A. Fiorentino
Lisa A. Fiorentino
Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002