Form 10-Q
period 2004-12-31
NETSCOUT SYSTEMS INC
filed 2005-02-09
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 8, 2005 was 30,684,862.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2004

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$33,500	$19,011
Marketable securities	39,842	50,432
Accounts receivable, net of allowance for doubtful accounts of $48 and $40 at December 31, 2004 and March 31, 2004, respectively	13,172	10,851
Inventories	3,113	3,366
Refundable income taxes	1,231	2,102
Deferred income taxes	2,082	1,667
Prepaids and other current assets	2,486	2,175

Total current assets	95,426	89,604
Fixed assets, net	6,252	5,415
Goodwill, net	28,839	28,839
Capitalized software development costs, net	387	884
Deferred income taxes	8,006	8,378
Long-term marketable securities	5,972	6,016
Other assets	18	45

Total assets	$144,900	$139,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,674	$1,984
Accrued compensation	5,323	4,481
Accrued other	3,093	2,140
Income taxes payable	-	490
Deferred revenue	15,751	15,968

Total current liabilities	26,841	25,063

Deferred revenue	1,247	1,006

Total liabilities	28,088	26,069

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and March 31, 2004	-	-
Common stock, $0.001 par value: 150,000,000 shares authorized; 34,883,764 and 34,584,577 shares issued and 30,680,541 and 30,381,354 shares outstanding at December 31, 2004 and March 31, 2004, respectively	35	34
Additional paid-in capital	112,236	110,683
Accumulated other comprehensive (loss) income	(107)	7
Treasury stock at cost, 4,203,223 shares at December 31, 2004 and March 31, 2004	(26,490)	(26,490)
Retained earnings	31,138	28,878

Total stockholders’ equity	116,812	113,112

Total liabilities and stockholders’ equity	$144,900	$139,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Product	$13,231	$11,190	$37,015	$29,696
Service	8,354	7,268	24,285	21,017
License and royalty	415	432	1,286	1,295

Total revenue	22,000	18,890	62,586	52,008

Cost of revenue:
Product	4,069	3,462	11,623	9,601
Service	1,085	1,066	3,227	3,132

Total cost of revenue	5,154	4,528	14,850	12,733

Gross profit	16,846	14,362	47,736	39,275

Operating expenses:
Research and development	4,180	3,836	12,557	10,515
Sales and marketing	9,531	8,655	27,116	24,637
General and administrative	2,062	1,553	5,822	4,752
Amortization of other intangible assets	-	-	-	272

Total operating expenses	15,773	14,044	45,495	40,176

Income (loss) from operations	1,073	318	2,241	(901)
Interest income and other expenses, net	346	167	644	524

Income (loss) before income tax expense (benefit)	1,419	485	2,885	(377)
Income tax expense (benefit)	513	301	625	(9)

Net income (loss)	$906	$184	$2,260	$(368)

Basic net income (loss) per share	$0.03	$0.01	$0.07	$(0.01)
Diluted net income (loss) per share	$0.03	$0.01	$0.07	$(0.01)
Shares used in computing:
Basic net income (loss) per share	30,621	30,182	30,534	30,092
Diluted net income (loss) per share	31,702	31,440	31,579	30,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,260	$(368)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	1,924	2,320
Amortization of other intangible assets	-	272
Amortization of capitalized software	497	276
Loss on disposal of fixed assets	77	38
Compensation expense associated with equity awards	-	110
Deferred income taxes	54	414
Changes in assets and liabilities:
Accounts receivable, net	(2,321)	2,420
Inventories	253	9
Refundable income taxes	871	(709)
Prepaids and other current assets	(329)	42
Other assets	27	-
Accounts payable	690	512
Accrued compensation and other expenses	1,795	452
Income taxes payable	(490)	-
Deferred revenue	24	(1,623)

Net cash provided by operating activities	5,332	4,165

Cash flows from investing activities:
Purchase of marketable securities	(59,649)	(84,338)
Proceeds from maturity of marketable securities	70,187	61,215
Purchase of fixed assets	(2,838)	(1,290)
Capitalized software development costs	-	(1,325)

Net cash provided by (used in) investing activities	7,700	(25,738)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,457	1,028
Repurchase of common stock as treasury stock	-	(124)

Net cash provided by financing activities	1,457	904

Net increase (decrease) in cash and cash equivalents	14,489	(20,669)
Cash and cash equivalents, beginning of year	19,011	43,823

Cash and cash equivalents, end of period	$33,500	$23,154

Supplemental disclosure of cash flow information:
Cash paid for interest	$124	$8
Cash paid for income taxes	$279	$305

Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options recorded to additional paid-in capital	$97	$234

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of December 31, 2004 and for the three and nine months ended December 31, 2004 and 2003, respectively, have been prepared by NetScout Systems, Inc. (“NetScout”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of NetScout’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of NetScout’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results of operations for the year ending March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Had compensation cost for NetScout’s option plans been determined based on fair value at the grant dates, as prescribed in SFAS No. 148, NetScout’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) as reported	$906	$184	$2,260	$(368)
Add: stock-based compensation under APB No. 25	-	27	-	110
Deduct: stock-based employee compensation expense determined under fair value-based methods for all awards, net of tax	(925)	(2,231)	(3,717)	(6,808)

Pro forma net loss	$(19)	$(2,020)	$(1,457)	$(7,066)

Basic net income (loss) per share:
As reported	$0.03	$0.01	$0.07	$(0.01)
Pro forma	$(0.00)	$(0.07)	$(0.05)	$(0.23)
Diluted net income (loss) per share:
As reported	$0.03	$0.01	$0.07	$(0.01)
Pro forma	$(0.00)	$(0.07)	$(0.05)	$(0.23)

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

2.    Stock-Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Option Plans
Expected option term	4 years	4 years	4 years	4 years
Weighted average risk-free interest rate	3.5%	2.8%	3.6%	2.7%
Expected volatility	100%	100%	100%	100%
Dividend yield	-	-	-	-
Weighted average fair value	$4.44	$4.00	$4.53	$1.00

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Stock Purchase Plan
Expected option term	0.5 years	0.5 years	0.5 years	0.5 years
Weighted average risk-free interest rate	2.2%	2.9%	1.7%	1.8%
Expected volatility	100%	100%	100%	100%
Dividend yield	-	-	-	-
Weighted average fair value	$2.88	$2.47	$2.85	$1.72

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

Marketable Securities

Marketable securities held by NetScout at December 31, 2004, with maturity dates of January 2005 through March 2006, are as follows:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$16,060	$(103)	$15,957
Commercial paper	30,834	-	30,834
Less restricted investment	995	(18)	977

Available-for-sale marketable securities	$45,899	$(85)	$45,814

Short-term marketable securities			$39,842

Long-term marketable securities			$5,972

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

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $977, which is currently included in prepaids and other current assets. As of December 31, 2004 and March 31, 2004, there were unrealized losses of $22 and $4, respectively, recorded as other comprehensive loss.

4.    Income Taxes

The effective income tax rates for the three months and nine months ended December 31, 2004 were 36.2% and 21.7%, respectively, compared with 62.1% and 2.5% for the three and nine months ended December 31, 2003. The change in the effective income tax rates is primarily due to the resolution of a federal income tax audit for the fiscal years ended March 31, 2000, 2001, 2002 and 2003 during the three months ended September 30, 2004. As a result of completing this income tax audit, NetScout reduced previously accrued income taxes and recorded a $490 discrete income tax benefit during the quarter ended September 30, 2004.

5.    Inventories

Inventories consist of the following:

	December 31, 2004	March 31, 2004
Raw materials	$2,012	$2,545
Work in process	218	70
Finished goods	883	751

	$3,113	$3,366

6.    Capitalized Software Development Costs

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the nine month period ended December 31, 2003, NetScout capitalized $1.3 million of software development costs. Beginning in August 2003, NetScout

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

6.    Capitalized Software Development Costs (Continued)

commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs were $497 and $276 for the nine months ending December 31, 2004 and 2003, respectively.

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

8.    Treasury Stock

On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout’s stock repurchase program may be made from time to time without prior notice. During the nine months ended December 31, 2004 and 2003, NetScout repurchased 0 and 34,000 shares of common stock, respectively. As of December 31, 2004, NetScout has repurchased 158,000 shares of common stock under this program.

9.    Computation of Net Income (Loss) Per Share

Below is a summary of the shares used in computing basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Weighted average shares used in calculating basic net income (loss) per share	30,621,217	30,182,244	30,534,492	30,091,636
Stock options	1,081,104	1,257,960	1,044,955	-

Shares used in computing diluted net income (loss) per share	31,702,321	31,440,204	31,579,447	30,091,636

The following table sets forth common stock excluded from the calculation of diluted net loss per share, since their inclusion would be antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Stock options	1,405,214	775,384	1,405,363	4,344,878

10.    Other Comprehensive Income (Loss)

Other comprehensive income (loss) adjustments typically consist of unrealized gains and losses on marketable securities and restricted investment. Other comprehensive income (loss) for the three and nine months ended December 31, 2004 and 2003 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$906	$184	$2,260	$(368)
Unrealized gains (loss) on marketable securities and restricted investment, net of $0 tax	(30)	(4)	(114)	(18)

Other comprehensive income (loss)	$876	$180	$2,146	$(386)

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

11.    Geographic Information

Revenue was distributed geographically as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
North America	$16,792	$15,569	$50,791	$42,739
Europe – Middle East – Africa	4,463	2,638	8,507	6,779
Asia-Pacific	745	683	3,288	2,490

	$22,000	$18,890	$62,586	$52,008

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

12.    Recently Issued Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF No. 03-1, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of EITF No. 03-1 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. The adoption of EITF No. 03-1 had no impact on NetScout’s financial position or operating results.

In September 2004, the EITF reached a consensus that EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” will be effective for periods ending after December 15, 2004. EITF No 04-8 states that contingently convertible securities (“Co-Cos”) should be treated the same as other convertible securities and included in diluted EPS computations (if dilutive), regardless of whether market price conversion triggers have been met. The potential shares associated with Co-Cos should be included in diluted EPS using the if-converted method or the net share settlement method (often referred to as the treasury stock method), depending on the means used to settle the conversion feature. The adoption of EITF No. 04-8 had no impact on NetScout’s financial position or operating results.

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

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

Overview

NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by enterprises, large governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States.

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

In the three months ended December 31, 2004, we created sequential growth in revenue for the sixth consecutive quarter. While much of this success is attributable to the continued momentum and traction of our CDM strategy, the results of this quarter also benefited from end of calendar year customer spending. We expect revenue to remain relatively constant sequentially from the third quarter to the fourth quarter of fiscal year 2005. In addition, we expect our fourth quarter to have higher operating expenses due to traditional increases in employer benefits caused by the increase in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes. We also expect increased expenses related to our Section 404 Sarbanes-Oxley compliance efforts.

For the three months ended December 31, 2004, our total revenue increased $3.1 million to $22.0 million compared to the $18.9 million of total revenue for the three months ended December 31, 2003. In addition, our cost of revenue increased by $626,000 to $5.2 million for the three months ended December 31, 2004 compared to $4.5 million in the three months ended December 31, 2003. Gross profit at $16.8 million, or 76.6% of revenue, in the three months ended December 31, 2004 increased from $14.4 million, or 76.0% of revenue, in the three months ended December 31, 2003. Our gross margin is primarily impacted by the mix and volume of product, service, license and royalty revenue and by the proportion of sales though direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels.

For the three months ended December 31, 2004, our total operating expenses were at $15.8 million, which include research and development, sales and marketing, and general and administrative expenses, increasing by $1.7 million compared to the $14.0 million of total operating expenses in the three months ended December 31, 2003. Primary contributors to this increase in overall expenses were a $914,000 increase in personnel costs due to increased headcount, employee compensation, as well as, non-sales incentive compensation, $178,000 in engineering consulting costs due to hardware product development, and a $504,000 increase in commissions which was mainly due to increased revenue attainment and higher attainment of incentive programs.

Net income for the three months ended December 31, 2004 at $906,000 increased by $722,000 compared to a net income of $184,000 for the three months ended December 31, 2003. This increase is primarily due to the increase in gross profit of $2.5 million that resulted from higher revenue attainment, partially offset by the increase in operating expenses of $1.7 million.

For the nine months ended December 31, 2004, our total revenue increased $10.6 million to $62.6 million compared to the $52.0 million of total revenue for the nine months ended December 31, 2003. The increase was primarily due to an increase in unit sales, an increase in the number of customer support agreements attributable to new product sales generated in the last 12 months and continued renewal of customer support agreements from our expanding install base. Gross profit at $47.7 million, or 76.3% of revenue, in the nine months ended December 31, 2004 increased from $39.3 million, or 75.5% of revenue, in the nine months ended December 31, 2003.

For the nine months ended December 31, 2004, our total operating expenses were at $45.5 million, which include research and development, sales and marketing, and general and administrative expenses, increasing by $5.3 million compared to the $40.2 million of total operating expenses in the nine months ended December 31, 2003. Primary contributors to this increase in overall expenses were a $1.6 million increase in personnel costs due to increased headcount, employee compensation, as well as, non-sales incentive compensation, $435,000 in engineering consulting costs due to hardware product development, a $1.8 million increase in commissions which was mainly due to increased revenue attainment and higher attainment of incentive programs, as well as the capitalization of software development costs of $1.3 million for the nine months ended December 31, 2003, which did not occur for the nine months ended December 31, 2004.

Net income for the nine months ended December 31, 2004 at $2.3 million increased by $2.6 million compared to a net loss of $368,000 for the nine months ended December 31, 2003. This increase is primarily due to the increase in gross profit of $8.5 million that resulted from higher revenue attainment, partially offset by the increase in operating expenses of $5.3 million, and a decrease in tax benefit of $1.1 million due to income tax expense associated with a projected increase in pre-tax income, offset by the resolution of a federal income tax audit in the nine months ended December 31, 2004 of $490,000.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At December 31, 2004 and 2003, no customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of December 31, 2004, our allowance for doubtful accounts was $48,000. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value by a reserve for obsolete and excess inventory. As of December 31, 2004, our reserve for obsolete and excess inventory was $568,000. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

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

As of December 31, 2004, goodwill was $28.8 million. We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Capitalization of Software Development Costs

Costs incurred in the research and development of NetScout’s products, including the various small point releases and small product enhancements which are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Future major product enhancements, such as those included in our Performance Manager (“PM”) 2.0 release in fiscal year 2004, would be capitalized under the guidance of SFAS No. 86.

As of December 31, 2004, capitalized software development costs were $1.3 million, and accumulated amortization of capitalized software development costs was $938,000, resulting in net capitalized software costs of $387,000. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

Accounting for Income Taxes

NetScout estimates the quarterly income tax expense (benefit) based on the Company’s projected annual effective tax rate. NetScout’s projected annual effective tax rate differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. During the three month period ended September 30, 2004, the quarterly tax expense (benefit) was also affected by the resolution of a federal income tax audit of fiscal years ended March 31, 2000, 2001, 2002 and 2003. Significant judgments and estimates are made when assessing NetScout’s projected annual effective tax rate. If these judgments and estimates prove to be materially inaccurate, our tax rate could fluctuate significantly and our financial results could be materially and adversely impacted in the future.

NetScout recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. While the negative evidence that would suggest the need for a valuation allowance for the Company consists of cumulative pre-tax losses in recent prior years, these losses have continued to be reduced over the last three years and we recorded a pre-tax income in the nine month period ended December 31, 2004. Additional positive evidence consists of current cash balances, a strong balance sheet, solid technology, historically stable gross margins, projected future pre-tax profits, as well as, a consistent earnings history for the Company prior to fiscal years ended March 31, 2004, 2003 and 2002, when the Company generated operating losses. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

As of December 31, 2004, deferred income tax assets were $10.1 million, consisting primarily of $4.6 million of federal net operating loss carryforwards and $527,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $4.3 million of other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Product	60.1%	59.2%	59.1%	57.1%
Service	38.0	38.5	38.8	40.4
License and royalty	1.9	2.3	2.1	2.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	18.5	18.3	18.6	18.5
Service	4.9	5.7	5.1	6.0

Total cost of revenue	23.4	24.0	23.7	24.5

Gross margin	76.6	76.0	76.3	75.5

Operating expenses:
Research and development	19.0	20.3	20.1	20.2
Sales and marketing	43.3	45.8	43.3	47.4
General and administrative	9.4	8.2	9.3	9.1
Amortization of other intangible assets	-	-	-	0.5

Total operating expenses	71.7	74.3	72.7	77.2

Income (loss) from operations	4.9	1.7	3.6	(1.7)
Interest income and other expenses, net	1.6	0.9	1.0	1.0

Income (loss) before income tax expense (benefit)	6.5	2.6	4.6	(0.7)
Income tax expense (benefit)	2.3	1.6	1.0	0.0

Net income (loss)	4.2%	1.0%	3.6%	(0.7)%

Three Months Ended December 31, 2004 and 2003

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. No one customer accounted for more than 10% of our total revenue during the three months ended December 31, 2004 and 2003.

	Three Months Ended December 31, (In Thousands)		Percentage Change
	2004	2003
Revenue:
Product	$13,231	$11,190	18%
Service	8,354	7,268	15%
License and royalty	415	432	(4)%

Total revenue	$22,000	$18,890	16%

Product.    The 18% or $2.0 million increase in product revenue was primarily due to an increase of approximately 28% in average selling price per unit for the three month period due to the sale of our high capacity probes, offset by a decrease of approximately 12% in unit sales. Also contributing to the increase in product revenue were increases in unit sales of our nGenius® appliance products. We expect product revenue to remain relatively constant in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005.

Service.    The 15% or $1.1 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue in absolute dollars to remain relatively constant in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005.

License and royalty.    The 4% or $17,000 decrease in license and royalty revenue was primarily due to a decrease in unit sales. We anticipate that license and royalty revenue will increase in absolute dollars from the third quarter to the fourth quarter of fiscal year 2005 based upon indications from Cisco that unit sales will increase over those reported by Cisco in the quarter ended December 31, 2004. As announced in our report on Form 8-K filed on September 21, 2004, following discussions between NetScout and Cisco regarding NetScout’s plan to terminate support for its legacy product, Real Time Monitor 1.4, Cisco announced its intention to discontinue reselling Real Time Monitor as of November 30, 2004. The announcement was contained in a letter dated September 15, 2004, notifying NetScout of the non-renewal of the Private Label Agreement dated October 17, 1995, as amended, and the Project Development and License Agreement dated July 13, 1994, as amended, by and between NetScout and Cisco (the “Agreements”). Pursuant to the foregoing and the terms of the Agreements, the Agreements will expire on June 1, 2005. At present, NetScout will continue to recognize license and royalty revenue based upon reported product shipments by Cisco. Cisco has recently indicated that the resale of Real Time Monitor may continue slightly beyond the November 30, 2004 time frame and we, therefore, anticipate that the final product shipments report will be received in the first quarter of fiscal year 2006. NetScout does not expect a material impact from Cisco’s non-renewal of the Agreements, as it is offering Cisco Real Time Monitor 1.4 customers a purchase option to migrate to nGenius Performance Manager 2.0.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Three Months Ended December 31, (In Thousands)		Percentage Change
	2004	2003
Cost of revenue:
Product	$4,069	$3,462	18%
Service	1,085	1,066	2%

Total cost revenue	$5,154	$4,528	14%

Gross profit:
Product $	$9,162	$7,728	19%
Product %	69%	69%

Service $	7,269	6,202	17%
Service %	87%	85%

License and royalty $	415	432	(4)%
License and royalty %	100%	100%

Total gross profit $	$16,846	$14,362	17%

Total gross margin %	77%	76%

Product.    The 18% or $607,000 increase in cost of product revenue corresponds with the 18% or $2.0 million increase in product revenue. The product gross margin percentage remained constant at 69%. We expect the cost of product revenue and product gross margin percentage to remain constant from the third quarter to the fourth quarter of fiscal year 2005.

Service.    The 2% or $19,000 increase in cost of service revenue was primarily due to a $29,000 increase in personnel costs due to increased employee compensation, as well as, non-sales incentive compensation, offset by a $9,000 decrease in travel expenses. The 17% or $1.1 million increase in service gross profit corresponds with the 15% or $1.1 million increase in service revenue. We anticipate cost of service revenue to increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005 due to increases in employer benefits caused by the increases in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

Gross profits.    Our gross profit in absolute dollars increased 17% or $2.5 million. This increase in gross profit in absolute dollars was partially due to the $2.0 million increase in product revenue, offset by the associated $607,000 increase in product costs. Also adding to the absolute dollar increase in gross profit was the increase in service profit of $1.1 million, which resulted from the increased service revenue. The net effect of the combined increases in revenue and cost was a 1 point increase in gross margin percentage. We anticipate that our gross margin percentage will remain essentially constant sequentially from the third quarter to the fourth quarter of fiscal year 2005.

Also, our gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are below. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. While during the three month period ended December 31, 2004 our mix of indirect compared to direct channels was more heavily weighted to indirect channels, our margins improved due to fluctuations in customer sales where we realize greater margins due to higher selling prices for certain sales situations in particular industries or regions.

	Three Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
Channel mix:
Indirect	$11,795	54%	$8,743	46%	35%
Direct	10,205	46	10,147	54	1%

Total Revenue	$22,000	100%	$18,890	100%	16%

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location. The $3.1 million increase in total revenue was derived from a $3.0 million increase in revenue from indirect channels.

Revenue was distributed geographically as follows:

	Three Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
Geographic mix:
North America	$16,792	76%	$15,569	82%	8%
International:
Europe – Middle East – Africa	4,463	20	2,638	14	69%
Asia-Pacific	745	4	683	4	9%

Subtotal International:	5,208	24	3,321	18	57%

Total Revenue	$22,000	100%	$18,890	100%	16%

Revenue from sales outside North America increased 57% as a result of continued sales and marketing focus in international regions. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our total revenue in the future.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Three Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Research and development	$4,180	19%	$3,836	20%	9%

The 9% or $344,000 increase in research and development expenses was primarily due an 11% or $282,000 increase in personnel costs due to increased employee compensation, as well as, non-sales incentive compensation, and a 100% or $178,000 increase in engineering consulting costs, which resulted from new hardware product development to expand our nGenius product line, offset by a 100% or $83,000 decrease in User Group expenses. The User Group was reorganized into a User Forum event and related expenses were appropriately categorized under sales and marketing for the three months ended December 31, 2004 since the event’s focus is now to promote and network best practices across the NetScout user community. Average headcount in research and development was 101 and 100 for the three months ended December 31, 2004 and 2003, respectively. We anticipate research and development expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005 due to increases in employer benefits caused by the increases in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Three Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Sales and marketing	$9,531	43%	$8,655	46%	10%

The 10% or $876,000 increase in total sales and marketing expenses was primarily due to a 28% or $504,000 increase in commission expense that was mainly due to increased revenue attainment and higher attainment of incentive programs and an 8% or $320,000 increase in personnel costs due to increased employee compensation, as well as, non-sales incentive compensation. Average headcount in sales and marketing was 147 and 146 for the three months ended December 31, 2004 and 2003, respectively. We anticipate that sales and marketing expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005 due to increases in employer benefits caused by the increases in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Three Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
General and administrative	$2,062	9%	$1,553	8%	33%

The 33% or $509,000 increase in general and administrative expense was primarily due to a 36% or $312,000 increase in personnel costs due to increased employee compensation costs, as well as, non-sales incentive compensation and increased headcount and a 32% or $77,000 increase in professional services, mainly due to efforts associated with compliance with The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Average headcount in general and administrative was 51 and 48 for the three months ended December 31, 2004 and 2003, respectively. We anticipate general and administrative expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005 due to increases in employer benefits caused by the increases in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes as well as increasing expenses related to our Section 404 Sarbanes-Oxley compliance efforts.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Three Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Interest income and other expenses, net	$346	2%	$167	1%	107%

The 107% or $179,000 increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense (benefit).    We estimate our income tax expense (benefit) based on the Company’s estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2004 is 23.8%, compared to an estimated annual effective tax rate of 2.5% as of December 31, 2003. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In addition, the Company recorded a discrete income tax benefit of $490,000 during the three months ended September 30, 2004 as a result of the resolution of a federal income tax audit and in the three months ended December 31, 2003 recorded a tax adjustment of $34,000 for federal and state tax credit adjustments. The estimated annual effective tax rates for the three months ended December 31, 2004 and 2003 would have been comparable if not for the resolution of the federal income tax audit during the three months ended September 30, 2004 and the impact of federal and state tax credit adjustments in the three months ended December 31, 2003. The estimated annual effective tax rates for the three months ended December 31, 2004 and 2003 would have been 37% and 38%, respectively, if these adjustments were excluded.

	Three Months Ended December 31, (In Thousands)
	2004		2003
		% of Revenue		% of Revenue
Income tax expense	$513	2%	$301	2%

Net income.    Net income for the three months ended December 31, 2004 and 2003 is as follows:

	Three Months Ended December 31, (In Thousands)
	2004		2003
		% of Revenue		% of Revenue
Net income	$906	4%	$184	1%

The $722,000 increase in net income was mainly attributable to the increases in product and service gross profits of $1.4 million and $1.1 million, respectively, partially offset by increases in personnel costs of $914,000, increases in engineering consulting costs of $178,000, and increases in sales commissions of $504,000, and increases in income tax of $212,000.

Nine Months Ended December 31, 2004 and 2003

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. No customer or indirect channel partner accounted for 10% or more of our total revenue during the nine months ended December 31, 2004 and 2003.

	Nine Months Ended December 31, (In Thousands)		Percentage Change
	2004	2003
Revenue:
Product	$37,015	$29,696	25%
Service	24,285	21,017	16%
License and royalty	1,286	1,295	(1)%

Total revenue	$62,586	$52,008	20%

Product.    The 25% or $7.3 million increase in product revenue was primarily due to an increase of approximately 8% in unit sales, an increase of approximately 12% in average selling price per unit, as well as the increases in unit sales of our nGenius appliance products. We expect product revenue to remain relatively constant in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005.

Service.    The 16% or $3.3 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue in absolute dollars to remain relatively constant in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005.

License and royalty.    The 1% or $9,000 decrease in license and royalty revenue was primarily due to a decrease in unit sales. We anticipate that license and royalty revenue will increase in absolute dollars from the third quarter to the fourth quarter of fiscal year 2005 based upon indications from Cisco that unit sales will increase over those reported by Cisco in the quarter ended December 31, 2004. As announced in our report on Form 8-K filed on September 21, 2004, following discussions between NetScout and Cisco regarding NetScout’s plan to terminate support for its legacy product, Real Time Monitor 1.4, Cisco announced its intention to discontinue reselling Real Time Monitor as of November 30, 2004. The announcement was contained in a letter dated September 15, 2004, notifying NetScout of the non-renewal of the Agreements. Pursuant to the foregoing and the terms of the Agreements, the Agreements will expire on June 1, 2005. At present, NetScout will continue to recognize license and royalty revenue based upon reported product shipments by Cisco. Cisco has recently indicated that the resale of Real Time Monitor may continue slightly beyond the November 30, 2004 time frame and we, therefore, anticipate that the final product shipments report will be received in the first quarter of fiscal year 2006. NetScout does not expect a material impact from Cisco’s non-renewal of the Agreements, as it is offering Cisco Real Time Monitor 1.4 customers a purchase option to migrate to nGenius Performance Manager 2.0.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Nine Months Ended December 31, (In Thousands)		Percentage Change
	2004	2003
Cost of revenue:
Product	$11,623	$9,601	21%
Service	3,227	3,132	3%

Total cost revenue	$14,850	$12,733	17%

Gross profit:
Product $	$25,392	$20,095	26%
Product %	69%	68%

Service $	21,058	17,885	18%
Service %	87%	85%

License and royalty $	1,286	1,295	(1)%
License and royalty %	100%	100%

Total gross profit $	$47,736	$39,275	22%

Total gross margin %	76%	76%

Product.    The 21% or $2.0 million increase in cost of product revenue corresponds with the 25% or $7.3 million increase in product revenue. The cost increase is due to the increase of approximately 8% in unit sales, the increase in cost associated with the increase in unit sales our nGenius appliance products, and an increase of $221,000 in amortization of capitalized software, which commenced in August 2003. Product gross margin percentage increased by 1 point to 69% from 68%. We expect the cost of product revenue and product gross margin percentage to remain constant from the third quarter to the fourth quarter of fiscal year 2005.

Service.    The 3% or $95,000 increase in cost of service revenue was primarily due to an increase of $38,000 in customer support facilities expenses and an increase of $35,000 in repair activity. The 18% or $3.2 million increase in service gross profit corresponds with the 16% or $3.3 million increase in service revenue. We anticipate cost of service revenue to increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005 due to increases in employer benefits caused by the increases in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

Gross profits.    Our gross profit in absolute dollars increased 22% or $8.5 million. This increase in gross profit in absolute dollars was partially due to a $7.3 million increase in product revenue, which resulted from higher unit sales and an increase in average selling prices per unit, in addition to the increases in unit sales of our nGenius appliance products, offset by an increase of $2.0 million in product costs due to the increase in unit sales and the amortization of capitalized software. Also adding to the absolute dollar increase in gross profit was the increase in the service profit of $3.2 million, which resulted from increased service revenue. We anticipate that our gross margin percentage will remain essentially constant sequentially from the third quarter to the fourth quarter of fiscal year 2005.

Also, our gross margin is primarily impacted by the mix of product, service, license and royalty revenue and by the proportion of sales through direct versus indirect distribution channels. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are below. We typically realize higher gross margins on direct sales relative to sales through indirect distribution channels. While during the nine month period ended December 31, 2004 our mix of indirect compared to direct channels was more heavily weighted to indirect channels, our margins improved due to fluctuations in customer sales where we realize greater margins due to higher selling prices for certain sales situations in particular industries or regions.

	Nine Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
Channel mix:
Indirect	$35,004	56%	$25,414	49%	38%
Direct	27,582	44	26,594	51	4%

Total Revenue	$62,586	100%	$52,008	100%	20%

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

Revenue was distributed geographically as follows:

	Nine Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
Geographic mix:
North America	$50,791	81%	$42,739	82%	19%
International:
Europe – Middle East – Africa	8,507	14	6,779	13	25%
Asia-Pacific	3,288	5	2,490	5	32%

Subtotal International:	11,795	19	9,269	18	27%

Total Revenue	$62,586	100%	$52,008	100%	20%

Revenue from sales outside North America increased 27% as a result of continued sales and marketing focus in international regions, as well as timing fluctuations in the closing of international sales. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our total revenue in the future.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Nine Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Research and development	$12,557	20%	$10,515	20%	19%

The 19% or $2.0 million increase in research and development expenses was primarily due to the capitalization of software development costs of $1.3 million during the nine months ended December 31, 2003. Excluding the capitalization of software development costs, research and development expenses increased by $717,000 which was mainly due to increases in engineering consulting costs of 100% or $435,000 which resulted from new hardware product development to expand our nGenius product line and an increase of 4% or $301,000 in personnel costs related to increased employee compensation, as well as, non-sales incentive compensation. Average headcount in research and development was 101 and 100 for the nine months ended December 31, 2004 and 2003, respectively. We anticipate research and development expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005 due to increases in employer benefits caused by the increases in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

	Nine Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Sales and marketing	$27,116	43%	$24,637	47%	10%

The 10% or $2.5 million increase in total sales and marketing expenses was primarily due to a 41% or $1.8 million increase in commission expense that was mainly due to increased revenue attainment and higher attainment of incentive programs and a 5% or $616,000 increase in personnel costs which is related primarily to increased employee compensation, as well as, non-sales incentive compensation. Average headcount in sales and marketing was 146 and 144 for the nine months ended December 31, 2004 and 2003, respectively. We anticipate that sales and marketing expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005 due to increases in employer benefits caused by the increases in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Nine Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
General and administrative	$5,822	9%	$4,752	9%	23%

The 23% or $1.1 million increase in general and administrative expense was primarily due to a 26% or $690,000 increase in personnel costs due to increased employee compensation costs, as well as, non-sales incentive compensation and increased headcount and a 32% or $213,000 increase in professional services, mainly due to efforts associated with compliance with Sarbanes-Oxley. Average headcount in general and administrative was 52 and 49 for the nine months ended December 31, 2004 and 2003, respectively. We anticipate general and administrative expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2005 due to increases in employer benefits caused by the increases in health premiums that coincide with the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes as well as increasing expenses related to our Section 404 Sarbanes-Oxley compliance efforts.

Amortization of other intangible assets.    Amortization of other intangible assets relates to the acquisition of NextPoint Networks, Inc. (“NextPoint”) in fiscal year 2001. Other intangible assets were fully amortized as of June 30, 2003 and no amortization occurred after that date.

	Nine Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Amortization of other intangible assets	$-	-%	$272	1%	(100)%

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Nine Months Ended December 31, (In Thousands)				Percentage Change
	2004		2003
		% of Revenue		% of Revenue
Interest income and other expenses, net	$644	1%	$524	1%	23%

The 23% or $120,000 increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense (benefit).    We estimate our income tax expense (benefit) based on the Company’s estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2004 is 23.8%, compared to an estimated annual effective tax rate of 2.5% as of December 31, 2003. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In addition, the Company recorded a discrete income tax benefit of $490,000 during the three months ended September 30, 2004 as a result of the resolution of a federal income tax audit and in the three months ended December 31, 2003 recorded a tax adjustment of $34,000 for federal and state tax credit adjustments. The estimated annual effective tax rates for the nine months ended December 31, 2004 and 2003 would have been comparable if not for the resolution of the federal income tax audit during the three months ended September 30, 2004 and the impact of federal and state tax credit adjustments in the three months ended December 31, 2003. The estimated annual effective tax rates for the nine months ended December 31, 2004 and 2003 would have been 37% and 38%, respectively, if these adjustments were excluded.

	Nine Months Ended December 31, (In Thousands)
	2004		2003
		% of Revenue		% of Revenue
Income tax expense (benefit)	$625	1%	$(9)	(-)%

Net income (loss). Net income (loss) for the nine months ended December 31, 2004 and 2003 is as follows:

	Nine Months Ended December 31, (In Thousands)
	2004		2003
		% of Revenue		% of Revenue
Net income (loss)	$2,260	4%	$(368)	(1)%

The $2.6 million increase in net income was mainly attributable to the increases in product and service gross profits of $5.3 million and $3.2 million, respectively, partially offset by a decrease in the capitalization of software development costs of $1.3 million, increases in personnel costs of $1.6 million, increases in engineering consulting costs of $435,000, increases in professional services of $213000, increases in sales commissions of $1.8 million, and increases in income tax expense of $634,000.

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

Contractual Obligations

As of December 31, 2004, we had the following current contractual obligations:

	Payment due by period (In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$28,539	$3,193	$6,397	$6,647	$12,302
Royalty	113	113	-	-	-

Total contractual obligations	$28,652	$3,306	$6,397	$6,647	$12,302

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	Nine Months Ended December 31, (In Thousands)
	2004	2003
Cash and cash equivalents	$33,500	$23,154
Short-term marketable securities	39,842	38,028
Long-term marketable securities	5,972	12,528

Cash, cash equivalents, and marketable securities	$79,314	$73,710

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of December 31, 2004, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of December 31, 2004, we were in compliance with such covenants.

Cash, cash equivalents and marketable securities increased by $5.6 million from December 31, 2003 to December 31, 2004. While cash and cash equivalents increased by $10.3 million, short- and long-term marketable securities decreased in total by $4.7 million.

Cash and cash equivalents were impacted by the following:

	Nine Months Ended December 31, (In Thousands)
	2004	2003
Net cash provided by operating activities	$5,332	$4,165

Net cash provided by (used in) investing activities	$7,700	$(25,738)

Net cash provided by financing activities	$1,457	$904

Net cash provided by operating activities

Net cash provided by operating activities amounted to $5.3 million and $4.2 million during the nine months ended December 31, 2004 and 2003, respectively. The primary sources of operating cash flow in the nine months ended December 31, 2004 included net income of $2.3 million, adjusted to exclude the effects of non-cash items of $2.6 million, an increase of $2.3 million in accounts receivable as a result of the timing of sales within the three month period ending December 31, 2004, a decrease of $253,000 in inventory due to inventory management, and an increase of $690,000 in accounts payable due to the timing of payments, and an increase of $1.8 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles, employee compensation, as well as, non-sales incentive compensation and commissions. The primary sources of operating cash flow in the nine months ended December 31, 2003 included net loss of $368,000, adjusted to exclude the effects of non-cash items of $3.4 million, a decrease of $2.4 million in accounts receivable as a result of collection activities, and to a lesser extent a decrease in inventory of $9,000 due to inventory management, an increase of $512,000 in accounts payable due to the timing of payments, an increase of $452,000 in accrued compensation and other expenses primarily as a result of the timing of payroll cycles, and a decrease of $1.6 million in deferred revenue, mainly due to the timing of our maintenance contract renewals.

Net cash provided by (used in) investing activities

Cash provided by (used in) investing activities was $7.7 million and ($25.7) million for the nine months ended December 31, 2004 and 2003, respectively. For the nine months ended December 31, 2004 and 2003, cash provided by (used in) investing activities reflects the purchase of marketable securities of $59.6 million and $84.3 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $70.2 million and $61.2 million, respectively, and the purchase of fixed assets to support our infrastructure of $2.8 million and $1.3 million, respectively. The increase of purchases of fixed assets year over year is mainly due to the investment in our infrastructure as our company prepares for future growth. We anticipate that our investment in our infrastructure will continue in future quarters. Also, for the nine months ended December 31, 2003, cash provided by (used in) investing activities was reduced by the investment in capitalized software development costs related to nGenius Performance Manager 2.0 of $1.3 million.

Net cash provided by financing activities

Cash provided by financing activities was $1.5 million and $904,000 for the nine months ended December 31, 2004 and 2003, respectively. For the nine months ended December 31, 2004 and 2003, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan of $1.5 million and $1.0 million, respectively. For the nine months ended December 31, 2003, cash provided by financing activities was also affected by the purchase of $124,000 of common stock as treasury stock related to our open market stock repurchase program.

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

Recently Issued Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF No. 03-1, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of EITF No. 03-1 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. The adoption of EITF No. 03-1 had no impact on NetScout’s financial position or operating results.

In September 2004, the EITF reached a consensus that EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” will be effective for periods ending after December 15, 2004. EITF No 04-8 states that contingently convertible securities (“Co-Cos”) should be treated the same as other convertible securities and included in diluted EPS computations (if dilutive), regardless of whether market price conversion triggers have been met. The potential shares associated with Co-Cos should be included in diluted EPS using the if-converted method or the net share settlement method (often referred to as the treasury stock method), depending on the means used to settle the conversion feature. The adoption of EITF No. 04-8 had no impact on NetScout’s financial position or operating results.

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

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

Our success depends on our ability to expand and manage our international operations.    Sales outside North America accounted for 24% and 18% of our total revenue for the three months ended December 31, 2004 and 2003, respectively, and 19% and 18% for the nine months ended December 31, 2004 and 2003, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 54% and 46% of our total revenue for the three months ended December 31, 2004 and 2003, respectively, and 56% and 49% of our total revenue for the nine months ended December 31, 2004 and 2003, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

The non-renewal of our resale agreement with Cisco requires that we sell our product to end user customers.    License and royalty revenue and service revenue from Cisco accounted for 3% of our total revenue for the three months ended December 31, 2004 and 2003, and 3% and 4% of our total revenue for the nine months ended December 31, 2004 and 2003, respectively. As announced in our report on Form 8-K filed on September 21, 2004, following discussions between NetScout and Cisco regarding NetScout’s plan to terminate support for its legacy product, Real Time Monitor 1.4, Cisco announced its intention to discontinue reselling Real Time Monitor as of November 30, 2004. The announcement was contained in a letter dated September 15, 2004, notifying NetScout of the non-renewal of the Agreements. Pursuant to the foregoing and the terms of the Agreements, the Agreements will expire on June 1, 2005. At present, NetScout will continue to recognize license and royalty revenue based upon reported product shipments by Cisco. Cisco has recently indicated that the resale of Real Time Monitor may continue slightly beyond the November 30, 2004 time frame and we, therefore, anticipate that, the final product shipments report will be received in the first quarter of fiscal year 2006. NetScout is offering Cisco Real Time Monitor 1.4 customers a purchase option to migrate to nGenius Performance Manager 2.0. If we are unable to sell nGenius Performance Manager to these customers or if Cisco were to decide to internally develop products that compete with our solutions, partner with our competitors or bundle or sell competitors’ solutions, possibly at lower prices, our business, operating results and financial condition could be materially and adversely impacted.

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

Our estimates and judgments related to critical accounting policies could be inaccurate.    We consider accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of goodwill, capitalized software development costs, and accounting for income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

Failure to properly manage growth and to implement enhanced automated systems could adversely impact our business.    The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business operations and to enhance our internal controls over financial reporting in accordance with Sarbanes-Oxley. Our ERP selection process is already underway and we anticipate implementation efforts to begin in the first quarter of our fiscal year ending March 31, 2006, with the new ERP system operational at the beginning of our fiscal year 2007. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, our retention of key personnel and the implementation of our new ERP system, our business, operating results and financial condition could be materially and adversely impacted.

The effectiveness of our disclosure and internal controls may be limited.    Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Compliance with this legislation will require management’s attention and resources and will cause us to incur significant expense. Management’s assessment of our internal controls over financial reporting may identify weaknesses that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we determine that we have material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline. Additionally, in order to enhance our internal controls over financial reporting, we plan to implement a new Enterprise Resource Planning (“ERP”) system in fiscal 2007. If we are unable to successfully implement this system, our internal controls over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

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

Item 4. Controls and Procedures

As of December 31, 2004, the Company, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is continuing to make enhancements to its internal controls over financial reporting to meet its compliance requirements pursuant to Section 404 of The Sarbanes-Oxley Act of 2002. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of fiscal year 2005, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 8 to the Condensed Consolidated Financial Statements attached hereto.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed reports on Form 8-K with the Securities and Exchange Commission on October 14, 2004 with respect to Item 12 (Results of Operations and Financial Condition) to furnish a press release announcing the financial information for our second quarter of our fiscal year ending March 31, 2005 and on December 2, 2004 with respect to Item 8.01 (Other Events) to furnish a press release announcing the adoption of a company stock trading program in accordance with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and NetScout’s policies regarding stock transactions by executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 9, 2005	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: February 9, 2005	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2005	/s/ Lisa A. Fiorentino
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