Form 10-K
period 2005-03-31
NETSCOUT SYSTEMS INC
filed 2005-06-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☒    NO  ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2004 (based on the last reported sale price on the Nasdaq National Market as of such date) was approximately $97,070,231.83. As of June 2, 2005, there were 30,831,420 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s definitive proxy statement to be mailed to stockholders in connection with the annual meeting of stockholders scheduled to be held in Boston, Massachusetts on September 14, 2005, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

PART I

Item 1. Business

NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and optimization of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by enterprises, governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States of America.

Businesses have continued to increase their reliance on software applications and computer networks, making them strategic assets for competitive advantage and essential business operations. To support the growing number of users and their demands for faster and more reliable computer network access, new network technologies and products are continually being introduced. In addition to the traditional local area networks (LAN) and wide area networks (WAN), businesses are implementing storage area networks (SAN) to help them with their storage needs. Furthermore, with the proliferation of malicious computer viruses, destructive worms and sophisticated hackers, businesses are quickly adopting robust security systems and procedures that are not always consistent with performance goals. The result is increasingly large, complex and geographically dispersed networks and infrastructures that are extremely difficult to manage and application responsiveness goals that are very difficult to guarantee. Computer network malfunctions and traffic congestion cause performance degradations that result in significant business interruptions, lost revenue and customer dissatisfaction. Consequently, businesses are recognizing the critical importance of addressing network performance problems for all aspects of their networks quickly and proactively.

The nGenius® Performance Management System, our integrated appliance-based software solution, monitors, collects and publishes information on the traffic flows throughout the infrastructure of individual software applications such as Voice-over-IP, e-commerce, supply chain management and customer relationship management, as well as the performance of the underlying network (routers, switches and communication links) and its users’ behaviors. The nGenius Solution draws on performance data collected from multiple sources, including our line of network monitoring appliances, called nGenius Probes, intelligent software agents, and directly from network devices. The hardware probes attach to the network non-intrusively and collect information about the network’s traffic flows in real time. They generate in-depth information about application and network traffic activity that is unique to NetScout’s nGenius Probes, as well as industry-standard performance data. Organizations can gain “end-through-end” visibility to better understand and optimize traffic flows and application performance across the network by placing probes at strategic locations throughout a network. This “end-through-end” architecture provides information far superior to “end-to-end” approaches that only collect data at the edge, rather than throughout, the network. In addition to probes, the nGenius Solution includes intelligent software agents that simulate end-user transactions. These agents measure and report the response times that would be experienced by end-users throughout internal networks and across the Internet.

The nGenius Solution generates information, analyzes it and publishes it in real-time displays and customizable historical reports. These reports summarize the status of network activity, service levels, application performance, device utilization, and other critical aspects of network availability, utilization and performance, and are delivered to the end-user in an easy-to-read, Web-based newspaper format. Our customers use the information generated by the nGenius Solution to proactively detect problems, thereby reducing the severity and the frequency of network slowdowns and service interruptions. They can manage the delivery of services and monitor service-level agreements, assess infrastructure capacity against future needs, and justify requirements for additional resources.

During fiscal year 2005, we announced High Definition Performance Management (HDPM) for the nGenius Performance Management System, a new technology initiative that addresses the critical need for detailed, granular visibility of application performance in today’s large complex global enterprise and governmental networks. Increases in both application complexity and traffic loads have given rise to higher speed infrastructures and Quality of Service (QoS”) prioritization to optimize end-user’s response times. To meet the challenges required for visibility into the health and activity of these applications and infrastructures, NetScout extended the nGenius Performance Management System with High Definition capabilities for recording comprehensive details on all application traffic flows and conversations, with one minute resolution. The CDM strategy and architecture, launched by NetScout three years ago, has enabled us to attack major new challenges facing enterprises today as they strive to increase performance levels across their network with superior information and greater ease. In April 2005, HDPM was released in a new version of the nGenius Performance Management System, and one other minor release was made earlier during fiscal year 2005. Both releases added valuable capabilities and incorporated customer feature requests such as application visibility into Multi-Protocol Label Switching (MPLS), Virtual Private Networks (VPN), third party packet analysis trace files, Cisco Network Analysis Modules (NAMs), and peer-to-peer applications.

During fiscal year 2005, we also announced definitive intent to acquire substantially all assets and operations of Quantiva, Inc. (“Quantiva”), a provider of automated analytics solutions for application performance management. The acquisition was closed in April 2005, and products from this effort are expected to be delivered in the second half of fiscal year 2006. Quantiva’s patent-pending technology uses real time performance metrics to establish statistically expected behavior values using advanced modeling and analytics. When a measurement such as the response time of a critical business application is recognized as deviating from its usual behavior, Quantiva’s software automatically performs diagnostic analysis to determine the likely cause. The final outcome is fewer, more reliable alarms, accompanied by actionable diagnostic results, increasing IT productivity, and improving business service dependability and responsiveness. We are expecting that this acquisition will extend our leading market position with unique technology that automates the process of detecting and diagnosing application performance problems before they impact critical business services.

We market and distribute our products through our own direct sales force and through channel partners that include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Our principal customers are Global 5000 enterprises, representing a wide range of industries including financial services, technology, telecommunications, healthcare, retail, manufacturing, and service providers as well as many large agencies of the federal government. As of March 31, 2005, NetScout has licensed our products to more than 3,200 customers and no customer represented more than 10% of revenues in fiscal year 2005 and 2004. One customer represented 10% of revenues in fiscal year 2003.

Our principal executive offices are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978)-614-4000.

Industry Background

Enterprise and governmental organizations are increasingly dependent upon their computer data networks to manage and deliver information and business services, both for internal operations and to serve their many constituencies: customers, suppliers, investors, employees, and citizens. Their dependence on computer networks is in many cases equal to or greater than the level of reliance that organizations have long had on the public telephone voice network for internal communications and to reach constituents.

As they did with the voice network in the past, enterprises today are turning to data network solution providers to fulfill their need for available, flexible and reliable network service in the face of serious internal skill and resource constraints. While enterprises and service providers have continued building networks to satisfy the anticipated growth in demand for information and services, many federal, state and local governmental agencies are building IT infrastructure to comply with bold e-government and security coordination initiatives. The key payloads of these networks are the applications and data that provide the day-to-day operational platform upon which business and government function.

The availability of the network as well as the speed, flexibility, and cost with which it can deliver high-quality applications, information, knowledge, productivity, reach and rapid execution determines the ultimate value of the data network to an organization. As network dependence grows and uses of the network become increasingly mission-critical, the need for network and application reliability, performance and efficiency grows even faster.

The period of fast growth of network infrastructures from the late 1990’s through 2000 caused network management to be accorded a secondary consideration for organizations that were striving for rapid expansion to address perceived market opportunities or competitive threats. In recent years, this led to added network complexity with excess capacity, due to an “over-provisioning” approach to managing networks, using high redundancy and high capacity to provide network availability and performance without fully utilizing network measurement and management tools. Additionally, as these networks have expanded in this haphazard manner, limited attention has been paid to the proliferation of disparate management data types, troubleshooting tools and management metrics.

Today, even as IT spending is returning to modest growth after a few years of severe cost controls, enterprises, governmental agencies and service providers are focusing on obtaining productivity and returns from their existing investments in network facilities, not just on building them. In this environment, the appeal of unified, effective network and application management solutions is much greater. Solutions that provide improved network availability, application performance monitoring and network efficiency, while reducing the clutter and complexity of multiple management tools and management data, are increasingly important, especially in the face of sustained downward pressure on total cost of IT operations and the emergence of new, complex technologies that are rarely balanced by a parallel growth in available IT resources.

Traditional Approaches to Network Performance Management

Network management solutions providers have developed several approaches to manage different aspects of the overall network management challenge. These approaches are often broadly categorized as element management, operations management, performance management, and business service management.

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

Operations management focuses on collections of linked network devices. Operations management systems discover network components, show network topology and device status, support day-to-day administration and supply “break-fix” fault and problem management, or troubleshooting, functions. Such systems understand the relationships between multi-vendor network components. They are often called “frameworks” or “manager of managers” because they consolidate data from different element management systems and provide a structure for managing heterogeneous, or multi-vendor, networks. However, operations management systems offer little or no traffic-based network performance information. Hewlett-Packard’s OpenView and Micromuse’s Netcool® are examples of operations management systems.

Performance management encompasses proactive measures for monitoring and assuring the quality and level of service provided by the devices and communications links that deliver business applications across the network. It also compares the expected performance of the network against actual results by collecting and archiving data over time for baselines, trend analysis, historical usage analysis and service level reporting. The most sophisticated systems collect data in real time for on-the-spot investigation and management as well as perform advanced, forward-looking analysis. Our nGenius Performance Management System, through its real-time monitoring and troubleshooting features, as well as its capacity planning and reporting functions, fully addresses the needs and goals of the performance management model.

Business service management is an emerging product and discipline area that aligns network and network service performance with the business processes that the network and applications support. It also integrates component status and performance measurements to display performance at the business service level and correlates network component problems to the affected business service. These advanced functions help prioritize network support resources and add a business value dimension to network planning and design efforts. With a large array of Web-based reports presenting network and application performance in logical business-oriented groupings and context, our nGenius Performance Management System supports the objectives of this emerging market.

NetScout’s Approach to Network and Application Performance Management

Our approach to network management is based on the principle that a unified system which spans the informational needs from network operations to business management in one integrated platform will give end-users a much more comprehensive business-relevant view of critical resources within the computer network. The introduction of our CDM, or Common Data Model, Technology and Architecture is the cornerstone of this approach.

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

NetScout has built upon the CDM foundation by extending the nGenius Performance Management System with High Definition capabilities for collecting comprehensive details on all application traffic flows and conversations, all the time, with one minute granularity. The enhanced visibility that HDPM brings IT organizations is helping enterprises to meet the challenges required for visibility into the health and activity of networked applications and infrastructures.

NetScout Products and Performance Technology

We develop, manufacture, sell and support network performance management solutions under the nGenius brand. The nGenius Performance Management System, based on our patent-pending CDM Technology, is a robust and complete solution, consisting of integrated hardware and software components that monitor, measure and report on the network’s ability to fulfill its performance, cost and service-level objectives. The system is comprised primarily of two components—data collection (via our nGenius Probes, Active Agents, and SNMP collectors) and information filtering, aggregation, recording, analysis and presentation via our nGenius Performance Manager software application.

nGenius Performance Manager is a multi-function performance management solution implemented in a single, integrated application that monitors and reports on network and application traffic, troubleshoots performance problems and provides precise information for capacity planning. It seamlessly integrates real-time and historical information in a single management application. By using data collected by our probes, it provides a logical, business-oriented representation of network and application performance, with the ability to drill-down into layers of additional detail, all the way down to the bit-by-bit composition of individual packets. This intuitive solution, which has been designed for ease of use and Web-based distribution, also contains features that simplify and enable logical, deterministic monitoring and management of large, geographically dispersed networks. nGenius Performance Manager v. 2.0 began shipping in August 2003 and represents the majority of our installed base of customers. nGenius Performance Manager v. 3.0, which delivers high definition extensions to the nGenius Solution, was released and began shipping in April 2005.

During fiscal year 2005, we introduced new forensic and audit trail capabilities with the nGenius Flow Recorder, a security-hardened, Linux-based appliance that provides high-performance recording and analysis of network traffic. Deployed as part of our nGenius System product family, the nGenius Flow Recorder complements NetScout’s existing enterprise-wide performance management solution with advanced analysis of extended, continuous full payload trace recordings to help customers reconstruct events where extended recording and analysis of packets is needed to diagnose intermittent problems. Enhancements released in nGenius Flow Recorder v. 3.0 that added alarming on traffic irregularities and playback for HTTP and VoIP traffic began shipping in May 2005.

The principal hardware-based portion of the nGenius Performance Management System consists of our nGenius Probes, which are at the core of our network performance management solution. These high performance appliances attach to the network in a non-intrusive, passive manner and monitor traffic patterns in real time on critical segments of the network. Through in-depth, on-the-fly analysis of traffic information, the probes are able to monitor error rates, usage levels and response times by application, by user and by server and are able to detect and alarm on unexpected conditions. By placing probes at strategic locations throughout a network, organizations gain network-wide visibility of their traffic flows so they can better understand and optimize application performance and delivery.

We continually enhance our probe technology to ensure visibility into all types of network traffic and communications technologies. nGenius Probes monitor all business applications, as well as voice, video, multicast, and Web applications. They support the widest range of network topologies, including Gigabit Ethernet; Fast Ethernet; Frame Relay and Wide Area Network T1/E1 and T3/E3; Demarcation-point T1D/E1D; TS3/E3 for HSSI; DS3/E3 for ATM; OC-3c/STM-1 and OC-12c/STM-4 for Packet-over-SONET; OC-3c/STM-1 and OC-12c/STM-4 for ATM; and Fibre Channel for storage area network environments. In May 2005, we announced the availability of our new nGenius Packet-over-SONET Probe for OC-48c/STM-16c environments that is targeted at the wireless telecommunications market segment.

Our track record of innovation began with the introduction of Ethernet Probes in 1992 and continues at an accelerated pace today. We have continued to innovate probe technology with the addition of more than thirty new probes over the past ten years.

During fiscal year 2005, we introduced new probe products that expanded our market reach in response to customer needs. We introduced the industry’s first multi-port probe for T1/E1 Inverse Multiplexed over ATM networks for customers requiring visibility into this strategic WAN technology. We delivered the industry’s first high density (8-port) T1/E1 WAN/Frame Relay Probes for cost effective coverage in data centers having multiple links connecting to branch offices, and we released the industry’s first application-aware OC-48 Probe for the growing number of organizations worldwide that are upgrading their core with this level of capacity.

We also continued to advance our solutions for integrated performance management of third party data sources. In particular, we released the nGenius Flow Collector for dedicated collection of NetFlow information in April 2005. The nGenius Flow Collector offers enterprises a high-capacity, cost-effective solution for extending their existing investment in infrastructure products that generate NetFlow data. Our underlying CDM Technology ensures that all the nGenius Flow Collector data is mapped into the common formats found in nGenius Performance Manager combining it with other standards-based and nGenius Probe information to provide a comprehensive solution for real-time and historical troubleshooting, capacity planning, and applications performance management across the enterprise. Information from the nGenius Flow Collector can also be exported to the nGenius Flow Recorder for extended captures of NetFlow information for forensics analysis or use by third party applications.

Strategy

Enhancing shareholder value through sustained growth, profitability and market leadership is our continued objective. We intend to pursue growth through expanding our worldwide presence, expanding our customer base, establishing relationships with new technology partners, increasing our mindshare with strategic resellers and increasing our ongoing business with our established customers. We intend to extend our market leadership by continuing to expand the market’s first strategic, integrated, network performance management platform that overlays the network and to create the information needed to proactively avoid network failures and performance degradations. Key elements of our strategy include:

Extended Technology Leadership. We intend to continue to devote significant development resources to expand and enhance our first-to-market, integrated platform for performance management solutions that capitalizes on our extensive experience with global organizations and their very large computer networks. Key aspects of our technology leadership include the ability to generate new statistics and information from network traffic, the ability to develop new and groundbreaking performance management techniques based on that information, the ability to deliver solutions across a multi-vendor environment, and our vision of emerging uses of communications technology and networked environments. As part of our strategy, we will enter into strategic relationships with, and/or acquire other companies to complement our technologies. We intend to incorporate new technologies and provide solutions that will enable businesses, service providers, and governmental agencies to manage and optimize the performance of their networks, network-delivered applications and network-based service offerings.

Expand Reporting and Analysis Software Solutions. We plan to enhance our analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities that have been created by changes and trends in networking and application technologies such as Voice-over-IP. We also plan to leverage the unique information generated by our probes and through enhanced integrated reporting and analysis tools.

During fiscal year 2005, we announced definitive intent to acquire substantially all assets and operations of Quantiva, a vendor of advanced application performance anomaly detection and automated problem analytics. Quantiva’s technology will be integrated into the nGenius Solution to deliver first-to-market capabilities for proactive assurance of network and application performance by applying analytics to the rich application-aware measurements available from the nGenius System and to data from other third-party instrumentation. The acquisition was closed in April 2005, and products from this effort are expected to be delivered in the second half of fiscal year 2006.

Extend Probe Family. We plan to continue the expansion of our probe line of products, extending our monitoring capabilities to meet emerging network environments, higher speeds, new types of traffic, new communications architectures and technologies and new network topologies. To ensure that our customers are able to achieve comprehensive oversight of their networks, we will maintain our support for older technologies while regularly introducing probes for newer ones. Our probe family covers technologies for both domestic and international markets.

Expand Our Installed-Base. Throughout our history there have been more than 3,200 customers that have deployed our products worldwide to monitor more than 100,000 network segments. We have initiated steps to target existing users of our products with marketing and sales programs designed to promote more extensive use of our performance management solutions. Customers can purchase products through our reseller partners or directly from us. In both cases (reseller or direct sales), we believe in a “high-touch” selling model to assure customer satisfaction. In this model, our worldwide field sales force maintains a very high presence with customers and prospects, consulting in both direct and reseller sales opportunities to meet customers’ needs.

Target Market Opportunities. We target our products at markets that we believe have the potential for growth. We have identified the following markets as having the potential for increasingly strong demand for our integrated products:

•	Global enterprises;

•	Federal, state and local governments;

•	Global service providers, including IP-based wireless and wireline carriers, Internet Service Providers, or ISPs, Managed Service Providers, or MSPs, and outsourcers; and

•	Professional technology services organizations, such as systems integrators.

Expand Distribution Channels. We plan to continue to increase our direct field sales presence where it is advantageous to do so during fiscal year 2006. We also seek to develop additional indirect distribution channels with systems integrators, resellers and service providers. In early fiscal year 2005, we announced a new, multi-tiered Channel Partner Program designed to attract premier channel partners and to leverage combined marketing and sales efforts between NetScout and key identified distributors. Our channel relationships include: NEC, Northrop Grumman, Dimension Data, Siemens, and others. During this past year we announced several new channel agreements, including SBC, Shanghai Posts & Telecommunications Equipment Co., in the People’s Republic of China (“PRC”), Transition Systems of Malayasia, Thailand, and Philippines, and Shenzhen Netsky Co., in the PRC. These and other important channel partners facilitate the worldwide distribution and market acceptance of our solutions.

Facilitate Development of Complementary Third-Party Products and Strategic Relationships. Our probes generate rich performance information that can enhance the value of third-party software products. As a means to increase demand for our products, we encourage the development of applications that add value to our solutions. OPNET, a technology alliance partner, uses our unique network information to develop sophisticated, predictive models of our joint customers’ networks’ behavior. We have expanded our partnership with OPNET to include the integration of our real-time traffic and performance information into their products.

In addition, nGenius Performance Manager can be used with Hewlett-Packard’s OpenView Network Node Manager. NetScout was accepted as a Platinum Business Partner in HP’s Enterprise Management Alliance Program and nGenius Performance Manager was certified by HP to integrate with HP OpenView during fiscal year 2005. Furthermore, we are working with applications vendors in other complementary areas, such as usage-based billing and security analysis and detection, to utilize our nGenius System as a superior source of consolidated network and application traffic information.

With the advent of CDM Technology and our solution’s ability to display and analyze disparate performance data sources, we announced an Alliance Program in 2002 targeted at both network infrastructure vendors and network management application providers. During fiscal year 2005, NetScout Systems became an Avaya Premier Devconnect Member following completion of compliance testing of the nGenius Performance Management Solution with Avaya’s S8700 Media Server and S8300 Media Server running Avaya Communication Manager. This gives Avaya’s and NetScout’s mutual customers the ability to optimize the performance of all their converged voice, multimedia and data applications enterprise-wide.

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

Sales and Marketing

NetScout targets corporations, governments and service providers with large, mission-critical networks through a combination of direct and indirect sales channels. We emphasize hiring practices and orientation methods that ensure our sales personnel are highly experienced, talented and well trained. We provide programs for our direct sales force, as well as channel partners, throughout the year, for in-depth product and technical training. We encourage joint initiatives involving our sales teams and the teams of our partners.

NetScout’s sales force utilizes a direct “high-touch” sales model that consists of meetings with customers to understand and identify their unique business requirements. Our sales teams then translate those requirements into tailored business solutions that allow the customer to maximize the performance of their network. Due to the complexity of the systems and the capital expenditure involved, our sales cycle can extend from three to twelve months. There is significant ongoing opportunity with existing customers as they expand and change their networks and add new types of traffic and new applications to their networks. Our sales model is designed to capitalize on this opportunity.

Our indirect channel partners include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Total revenue from indirect distribution channels represented 55%, 50% and 55% of total revenue for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

Our sales force is organized into three main regions, North America, Europe—Middle East—Africa and Asia Pacific. Revenue from sales outside North America represented 18%, 19% and 18% of our total revenue in the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The majority of our sales in North America are attributable to the United States. Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing consulting and technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a North American location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future. For more information on the geographic distribution of our revenue, see Note 14 to the attached Consolidated Financial Statements.

As of March 31, 2005, our North American field sales organization consisted of 80 employees. Our international field sales organization consisted of 29 employees with offices in the United Kingdom, Hong Kong, Germany, Norway, Singapore, Taiwan, China, and Japan. In addition, we had 22 employees responsible for providing telesales, training and sales and administrative support located in the United States and abroad.

As of March 31, 2005, our marketing organization consisted of 16 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout and nGenius brand names in the marketplace. Key elements of our marketing strategy focus on market education, reputation management, demand generation, and acceleration of strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners.

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

NetScout issues a monthly support newsletter, MasterCare News, which informs our MasterCare customers of new releases, patches, technical tips and documentation tips. MasterCare customers receive the benefits of an advanced customer support website that provides an on-line database of Frequently Asked Questions and the latest down-loadable patches as well as the on-line trouble ticketing system. NetScout continues to make new investments in call center infrastructure to further improve our ability to service our customers. As of March 31, 2005 our support services organization consisted of 31 employees located in the United States and abroad.

Research and Development

Our success depends on our ability to anticipate and innovate solutions that will meet emerging customer requirements. We have extensive experience in market development in conjunction with pioneering next generation network performance management technologies. Our core technology for monitoring and troubleshooting network and applications performance remains positioned at the forefront of a growing market. Our nGenius Solution integrates the principal functions of network and application performance management: real-time network monitoring, applications monitoring, troubleshooting, fault prevention, capacity planning and service level management. Our plans are to leverage the comprehensive benefits of this new, integrated solution into emerging, growth-oriented markets.

As of March 31, 2005, our research and development organization consisted of 104 employees located in the United States and abroad. In addition, we sometimes contract with third parties to perform specific development projects. Research and development expenditures for the fiscal years ended March 31, 2005, 2004 and 2003 were approximately $16.8 million, $14.7 million and $17.1 million, respectively. Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During fiscal year 2004, NetScout capitalized $1.3 million of software development costs. Beginning in August 2003 we commenced amortization of capitalized software development costs over a two-year period. In accordance with SFAS 86, there was no capitalization of software development costs during fiscal year 2005.

We predominantly develop our products internally, with some third party contracting. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, such as the Internet Engineering Task Force (IETF), and we engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and applications performance requirements going forward for current and emerging technologies.

Manufacturing

Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. In July 2003, we obtained ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction. As of March 31, 2005, our manufacturing organization consisted of 22 employees.

Although we generally use standard parts and components for our products, which are available from various suppliers, each of the computer network interface cards used in our probes is currently available only from separate single source suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. While currently we purchase from specific suppliers, we believe that, in most cases, alternate suppliers can be identified if current suppliers are unable to fulfill our needs.

Customers

We sell our products to businesses, government agencies and organizations with large- and medium-sized high-speed computer networks. We have licensed a majority of our products through direct and indirect distribution channels to more than 3,200 customers worldwide. Our products have been licensed to customers operating in a wide variety of industries, such as financial services, technology, telecommunications, manufacturing, government, service provider, healthcare and retail.

Channels

During the fiscal year ended March 31, 2005, we added a number of new resellers to our channel partner program and we are putting additional emphasis on growing our international business through establishing new alliances.

Competition

The market for our products is rapidly evolving, and we expect it to become increasingly competitive as current competitors expand their product offerings and merge their businesses and new companies enter the market. Our principal competitors include several companies who offer alternative solutions for portions of our product lines. For example, we compete with vendors of portable network traffic analyzers and probes, such as Network General, and providers of software-only network management suites, such as Concord Communications, Inc. (which signed a definitive agreement on April 7, 2005 to be acquired by Computer Associates, Inc.). In addition, leading network equipment providers could offer their own or our competitors’ solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality and price, name and reputation of vendor, distribution strength, and alliances with industry partners.

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

With respect to trademark registration, NetScout has been granted registration of the NETSCOUT mark by the U.S., Canadian, and European Union (OHIM) trademark offices. Additionally, registration has been granted by the U.S., Canadian, and Japanese trademark offices for the NetScout logo. NetScout has also been granted registration by the United States Patent and Trademark Office for the NGENIUS mark and the Quantiva mark. We also have been granted registrations in the U.S., Australia, Hong Kong, Japan, and Switzerland for NEXTPOINT, in the U.S. and the European Union for SYNTHETIC TRANSACTIONS, in the U.S., European Union, and Japan for TRAFFIC SIGNATURES, and in the European Union and Japan for APPSCOUT and BUSINESS-CENTRIC NETWORK MANAGEMENT.

Currently, NetScout has applications for trademark registration pending in the European Union (OHIM) trademark office for NGENIUS and the Canadian trademark office for NGENIUS.

In addition, NetScout has rights in the unregistered trademarks of NGENIUS NETWORK SECURITY ADAPTOR, NGENIUS NEWSTAND, MASTERCARE, POWER ALARMS, WORKSPACES, the NetScout slogan, “BECAUSE THE NETWORK IS THE BUSINESS”, and the CDM logo.

With regard to copyright registration, NetScout’s copyrights for its NGENIUS PERFORMANCE MANAGER 1.4 and 2.0 software programs have been registered with the United States Copyright Office. Additionally, NetScout’s copyrights for its firmware 5.2 software program and for its firmware 6.0 software program have been registered with the United States Copyright Office. These copyright registrations can be used globally, through the Bern Convention, to protect registered works from unlawful copying and creation of unauthorized derivative works.

NetScout has two issued U.S. patents and five patent applications pending before the United States Patent and Trademark Office.

Employees

As of March 31, 2005, we had 359 employees, 219 of whom are employed in Westford, Massachusetts. Of the total, 131 were in sales, 16 were in marketing, 31 were in support services, 104 were in research and development, 22 were in manufacturing, and 55 were in general and administrative. None of our employees are represented by a collective bargaining agreement.

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

Item 2. Properties

We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in September 2013 and we have an option to extend the lease for two additional five-year terms. We also lease office space in thirteen other cities for our sales and support personnel, including 3,200 square feet of space in the United Kingdom and 4,400 square feet of space in California. We also lease 14,309 square feet of office space for our engineering and support personnel in India. We believe that existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

We completed our initial public offering on August 17, 1999 at a price of $11.00 per share. Since that time, our common stock has traded on the Nasdaq National Market under the symbol NTCT. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock. Such information reflects inter-dealer price, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2004:
June 30, 2003	$5.37	$2.60
September 30, 2003	$5.65	$4.10
December 31, 2003	$9.14	$5.17
March 31, 2004	$9.95	$6.53
Fiscal Year 2005:
June 30, 2004	$8.84	$5.88
September 30, 2004	$6.87	$4.92
December 31, 2004	$7.67	$5.30
March 31, 2005	$6.74	$4.22

As of May 23, 2005 there were approximately 3,666 stockholders of record of our common stock.

Dividend Policy

In fiscal years 2005 and 2004, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit line agreement prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements and general business conditions.

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

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2005, we did not repurchase any shares of our outstanding common stock pursuant to the open market stock repurchase program further described below in Note 9 to the attached Consolidated Financial Statements.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of March 31, 2005 and 2004 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2002 and 2001 and the consolidated balance sheet data as of March 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. On July 7, 2000, NetScout acquired all of the outstanding common and preferred stock of NextPoint. The results of operations of NextPoint subsequent to July 7, 2000 have been included in NetScout’s consolidated statement of income and consolidated balance sheet for the fiscal year ended March 31, 2001. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$51,352	$41,442	$41,696	$51,583	$75,673
Service	32,124	28,331	24,527	21,102	18,506
License and royalty	1,738	1,761	5,435	9,599	13,772

Total revenue	85,214	71,534	71,658	82,284	107,951

Cost of revenue:
Product	16,251	13,135	13,282	18,465	25,737
Service	4,384	4,243	4,565	3,628	3,453

Total cost of revenue	20,635	17,378	17,847	22,093	29,190

Gross profit	64,579	54,156	53,811	60,191	78,761

Operating expenses:
Research and development	16,789	14,704	17,100	19,841	15,424
Sales and marketing	36,889	34,362	33,380	36,017	39,985
General and administrative	8,121	6,524	7,447	8,107	8,382
Amortization of other intangible assets	—	272	1,088	1,457	1,080
Amortization of goodwill	—	—	—	9,026	6,812
In-process research and development	—	—	—	—	268

Total operating expenses	61,799	55,862	59,015	74,448	71,951

Income (loss) from operations	2,780	(1,706)	(5,204)	(14,257)	6,810
Interest income and other expenses, net	1,039	694	1,145	1,919	3,923

Income (loss) before income tax expense (benefit)	3,819	(1,012)	(4,059)	(12,338)	10,733
Income tax expense (benefit)	949	(467)	(1,520)	(927)	7,027

Net income (loss)	$2,870	$(545)	$(2,539)	$(11,411)	$3,706

Basic net income (loss) per share	$0.09	$(0.02)	$(0.08)	$(0.39)	$0.13
Diluted net income (loss) per share	$0.09	$(0.02)	$(0.08)	$(0.39)	$0.12
Shares used in computing:
Basic net income (loss) per share	30,572	30,155	29,897	29,533	28,487
Diluted net income (loss) per share	31,521	30,155	29,897	29,533	29,726

	March 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$83,863	$75,459	$71,265	$69,265	$61,382
Working capital	76,060	64,541	69,083	60,389	67,665
Total assets	148,287	139,181	135,466	137,298	142,080
Total stockholders’ equity	117,449	113,112	111,801	112,707	121,045

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

Overview

NetScout Systems, Inc. designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and optimization of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by enterprises, governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States of America.

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations.

Our operating results are influenced by a number of factors, including the mix of products and services sold and license and royalties received, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include: our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, and current economic conditions.

In the fiscal year ended March 31, 2005, we achieved year over year growth in revenue of 19%. While much of this success is attributable to the continued momentum and traction of our CDM strategy, we also saw the highest rate of new product introduction in our history. During the fiscal year ended March 31, 2005 we announced the plan to acquire Quantiva, which will improve our leading marketing position by using real time performance metrics that establish statistically expected behavior values using advanced modeling and analytics and will accelerate our strategic direction towards automated performance management, an automated system for identifying and diagnosing performance anomalies before they affect end users. This acquisition was consummated in April 2005. In fiscal year 2006 we plan to continue to strengthen our channel relationships, launch new marketing programs to grow our market share and continue our revenue growth. We expect revenue to increase sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006. In addition, we expect our first quarter of fiscal year 2006 to have higher operating expenses due in part to additional costs related to the Quantiva acquisition, as well as, increased marketing tradeshows and seminar activity.

In fiscal year 2005, our total revenue increased $13.7 million to $85.2 million compared to $71.5 million in fiscal year 2004. Our cost of revenue, increased by $3.3 million to $20.6 million compared to $17.4 million in fiscal year 2004, which resulted in our gross profit increasing to $64.6 million in fiscal year 2005 from $54.2 million in fiscal year 2004. Our gross margin is primarily impacted by volume and further by the mix of product, service, and license and royalty revenue. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

Our operating expenses, which include research and development, sales and marketing, and general and administrative expenses, as well as amortization of other intangible assets increased by $5.9 million in fiscal year 2005 to $61.8 million compared to $55.9 million in fiscal year 2004. Primary contributors to this increase in overall expenses were a $1.9 million increase in personnel costs due to increased headcount, employee compensation, as well as, non-sales incentive compensation, a $1.9 million increase in commissions which was mainly due to increased revenue attainment and higher attainment of incentive programs, the capitalization of software development costs of $1.3 million in fiscal year 2004, which did not recur in fiscal year 2005, as well as, a $745,000 increase in professional services, mainly due to efforts associated with compliance with Sarbanes-Oxley.

Net income for fiscal year 2005 increased by $3.4 million to $2.9 million compared to a net loss of $545,000 for fiscal year 2004. This increase is primarily due to the increase in gross profit of $10.4 million that resulted from higher revenue attainment, partially offset by the increase in operating expenses of $5.9 million, and an increase in income tax expense of $1.9 million due to income tax expense associated with an increase in pre-tax income, offset by the resolution of a federal income tax audit in fiscal year 2005 which resulted in a net income tax benefit of $440,000.

Critical Accounting Policies

NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of goodwill, capitalization of software development costs and internal use software and income taxes to be critical in fully understanding and evaluating our financial results.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all payments from our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At March 31, 2005, no one customer accounted for 10% of our accounts receivable balance. At March 31, 2004, one customer accounted for approximately 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of March 31, 2005 and 2004 our allowance for doubtful accounts was $34,000 and $40,000, respectively. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value through a reserve for obsolete and excess inventory. As of March 31, 2005 and 2004 our reserve for obsolete and excess inventory was $587,000 and $846,000, respectively. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods

Valuation of Goodwill

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

As of March 31, 2005, goodwill was $28.8 million. We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger the need for an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our book value; however, we do not believe that any temporary decline below our book value would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of March 31, 2005, there was no impairment of goodwill.

Capitalization of Software Development Costs and Internal Use Software

Costs incurred in the research and development of NetScout’s products, including the various small point releases and small product enhancements which are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Future major product enhancements, such as those included in our Performance Manager 2.0 release in fiscal year 2004, would be capitalized under the guidance of SFAS No. 86. Amortization of capitalized software development costs are recorded on a straight-line basis over two years.

As of March 31, 2005, capitalized software development costs were $1.3 million and accumulated amortization of capitalized software development costs was $1.1 million, resulting in net capitalized software costs of $221,000. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

NetScout is implementing a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to obtain the software system, capitalization began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project. General and administrative costs and overhead costs are not capitalized. As of March 31, 2005, capitalized software for the ERP system totaled $403,000. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is expected to be in the first half of fiscal year 2007.

Income Taxes

NetScout estimates the quarterly income tax expense (benefit) based on our projected annual effective tax rate. Significant judgments and estimates are made when assessing NetScout’s projected annual effective tax rate. In addition, we may record certain tax reserves to address potential exposures involving our tax positions. Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. If these judgments and estimates prove to be materially inaccurate, our tax rate could fluctuate significantly and our financial results could be materially and adversely impacted in the future.

NetScout recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. While negative evidence exists that could suggest the need for a valuation allowance, such as our cumulative pre-tax losses in recent prior years, these losses have continued to be reduced over the last three years and we recorded pre-tax income for the fiscal year ended March 31, 2005. Additional positive evidence consists of current cash balances, a strong balance sheet, solid technology, historically stable gross margins, projected future pre-tax profits, as well as, a consistent earnings history for the fiscal years prior to fiscal years ended March 31, 2004, 2003 and 2002, when we generated operating losses. We believe future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

As of March 31, 2005, deferred income tax assets were $9.9 million, consisting primarily of $3.7 million of federal net operating loss carryforwards and $527,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $5.0 million of other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Fiscal Year Ended March 31,
	2005	2004	2003
Revenue:
Product	60.3%	57.9%	58.2%
Service	37.7	39.6	34.2
License and royalty	2.0	2.5	7.6

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	19.1	18.4	18.5
Service	5.1	5.9	6.4

Total cost of revenue	24.2	24.3	24.9

Gross margin	75.8	75.7	75.1

Operating expenses:
Research and development	19.7	20.6	23.9
Sales and marketing	43.3	48.0	46.6
General and administrative	9.5	9.1	10.4
Amortization of other intangible assets	—	0.4	1.5

Total operating expenses	72.5	78.1	82.4

Income (loss) from operations	3.3	(2.4)	(7.3)
Interest income and other expenses, net	1.2	1.0	1.6

Income (loss) before income tax expense (benefit)	4.5	(1.4)	(5.7)
Income tax expense (benefit)	1.1	(0.6)	(2.1)

Net income (loss)	3.4%	(0.8)%	(3.6)%

Fiscal Years Ended March 31, 2005 and 2004

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consist of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during fiscal years ended March 31, 2005 and 2004.

	Fiscal Year Ended March 31,		Percentage Change
	2005	2004
	(Dollars in thousands)
Revenue:
Product	$51,352	$41,442	24%
Service	32,124	28,331	13%
License and royalty	1,738	1,761	(1)%

Total revenue	$85,214	$71,534	19%

Product. The 24% or $9.9 million increase in product revenue was primarily due to an increase of approximately 11% in average selling price per unit during the fiscal year ended March 31, 2005 due to the sale of our high capacity probes, and an increase of approximately 8% in unit sales. Also contributing to the increase in product revenue were increases in unit sales of our nGenius® appliance products. We expect to continue to generate increasing product revenue sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006, based on expectations of continued improvements in general economic conditions and greater interest by our customers in our CDM technology and our nGenius suite of products.

Service. The 13% or $3.8 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue in absolute dollars to continue to grow sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006 as our current installed base continues to expand.

License and royalty. The 1% or $23,000 decrease in license and royalty revenue was primarily due to a decrease in unit sales by Cisco. We anticipate that license and royalty revenue will decrease in absolute dollars from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006 based upon Cisco ceasing to incorporate our Real Time Monitor products in their product for resale as of February 8, 2005. At present, NetScout expects to continue to recognize license and royalty revenue based upon product shipments reported by Cisco in the final product shipments report that will be received in the first quarter of fiscal year 2006. NetScout does not expect a material impact from Cisco’s cessation of shipments of Real Time Monitor, as it is offering Cisco Real Time Monitor 1.4 customers a purchase incentive to migrate to nGenius Performance Manager 2.0.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
Channel mix:
Indirect	$46,834	55%	$35,521	50%	32%
Direct	38,380	45	36,013	50	7%

Total Revenue	$85,214	100%	$71,534	100%	19%

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

Revenue was distributed geographically as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
Geographic mix:
North America	$69,748	82%	$57,868	81%	21%
International:
Europe—Middle East—Africa	11,405	13	9,906	14	15%
Asia—Pacific—Other	4,061	5	3,760	5	8%

Subtotal International:	15,466	18	13,666	19	13%

Total Revenue	$85,214	100%	$71,534	100%	19%

Revenue from sales outside North America increased 13% as a result of continued sales and marketing focus in international regions. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Fiscal Year Ended March 31,		Percentage Change
	2005	2004
	(Dollars in thousands)
Cost of revenue:
Product	$16,251	$13,135	24%
Service	4,384	4,243	3%

Total cost revenue	$20,635	$17,378	19%

Gross profit:
Product $	$35,101	$28,307	24%
Product %	68%	68%
Service $	27,740	24,088	15%
Service %	86%	85%
License and royalty $	1,738	1,761	(1)%
License and royalty %	100%	100%

Total gross profit $	$64,579	$54,156	19%

Total gross margin %	76%	76%

Product. The 24% or $3.1 million increase in cost of product revenue corresponds with the 24% or $9.9 million increase in product revenue during fiscal year 2005. Product gross margin percentage remained relatively constant at 68%. We expect to generate increased product revenue sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006, based on expectations of continued improvements in general economic conditions and greater interest by our customers in our CDM technology and our nGenius suite of products. Therefore, we expect cost of product revenue to increase in absolute dollars.

Service. The 3% or $141,000 increase in cost of service revenue was primarily due to a $43,000 increase in personnel costs due to increased employee compensation and non-sales incentive compensation and a $31,000 increase in support expenses. We continue to expand our India operations in an effort to enhance our customer support organization while maximizing cost efficiencies. The 15% or $3.7 million increase in service gross margin corresponds with the 13% or $3.8 million increase in service revenue offset by the 3% or $141,000 increase in cost of service revenue. We anticipate cost of service revenue to remain relatively constant in absolute dollars sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006.

Gross profit. Our 19% or $10.4 million increase in gross profit was primarily due to an increase in product profit of $6.8 million and service profit of $3.7 million, which resulted from increased product and service revenue. The benefit gained from the increase in product and service margin percentages was partially offset by decreased license and royalty revenue margin contribution of $23,000 and an increase in amortization of capitalized software of $221,000. We anticipate that our gross margin percentage will remain relatively constant sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006.

Also, our gross margin is primarily impacted by volume and further by the mix of product, service, and license and royalty revenue. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

Operating Expenses

Research and development. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Research and development	$16,789	20%	$14,704	21%	14%

The 14% or $2.1 million increase in research and development expenses was primarily due the capitalization of software development costs of $1.3 million during the fiscal year ended March 31, 2004, a $312,000 increase in personnel costs due to increased employee compensation and non-sales incentive compensation, and a 100% or $570,000 increase in engineering consulting costs associated with new hardware product development to expand our nGenius product line, offset by a 100% or $88,000 decrease in our user group expenses. The user group was reorganized into a user forum event and related expenses were appropriately classified as sales and marketing expenses for the fiscal year ended March 31, 2005 because the event’s focus is now to promote and network best practices across the NetScout user community. Average headcount in research and development was 102 and 100 for the fiscal years ended March 31, 2005 and 2004, respectively. We continue to expand our India operations in an effort to enhance our research and development efforts while maximizing cost efficiencies. We anticipate research and development expenses will increase in absolute dollars sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006 mainly due to employee expenses related to increased headcount as a part of the Quantiva acquisition along with increased engineering consulting costs.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs and other costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue	% of Revenue
Sales and marketing	$36,889	43%	$34,362	48%	7%

The 7% or $2.5 million increase in total sales and marketing expenses was primarily due to a 29% or $1.9 million increase in commission expense that was mainly due to increased revenue attainment and higher attainment of incentive programs and an increase of $697,000 in employee compensation due to non-sales incentive compensation. Average headcount in sales and marketing was 147 and 144 for the fiscal years ended March 31, 2005 and 2004, respectively. We anticipate that we will increase sales and marketing expenses in absolute dollars sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006 due to various marketing tradeshows and seminars scheduled for the first quarter of fiscal year 2006.

General and administrative. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
General and administrative	$8,121	10%	$6,524	9%	25%

The 25% or $1.6 million increase in general and administrative expense was primarily due to an $881,000 increase in personnel costs due to increased headcount to support compliance with Sarbanes-Oxley, increased employee compensation and non-sales incentive compensation, and an 88% or $745,000 increase in professional services, mainly due to efforts associated with compliance with Sarbanes-Oxley. Average headcount in general and administrative was 52 and 49 for the fiscal years ended March 31, 2005 and 2004, respectively. We anticipate general and administrative expenses will remain relatively constant in absolute dollars sequentially from the fourth quarter of fiscal year 2005 to the first quarter of fiscal year 2006.

Amortization of other intangible assets. Amortization of other intangible assets relates to the acquisition of NextPoint Networks in fiscal year 2001. Other intangible assets were fully amortized as of June 30, 2003 and no amortization occurred after that date.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Amortization of other intangible assets	$—	—	$272	—%	(100)%

Interest income and other expenses, net

Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Interest income and other expenses, net	$1,039	1%	$694	1%	50%

The 50% or $345,000 increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense (benefit)

We estimate our income tax expense (benefit) based on our estimated annual effective tax rate. The estimated annual effective tax rate was 24.9% for fiscal year ended March 31, 2005, compared to an estimated annual effective tax rate of (46.1%) as of March 31, 2004. Generally, our estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In the fiscal year ended March 31, 2005, we recorded a net income tax benefit of $440,000 as a result of the resolution of a federal income tax audit of fiscal years ended March 31, 2003, 2002, 2001, and 2000. This resulted in an (11.5%) impact on the estimated annual effective tax rate.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Income tax expense (benefit)	$949	1%	$(467)	(1)%	303%

Net income (loss)

Net income (loss) for the fiscal years ended March 31, 2005 and 2004 is as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Net income (loss)	$2,870	3%	$(545)	(1)%	627%

The $3.4 million increase in net income during the fiscal year ended March 31, 2005 was mainly attributable to the increases in product and service gross profits of $6.8 million and $3.7 million, respectively, partially offset by a decrease in the capitalization of software development costs of $1.3 million, increase in personnel costs of $1.9 million, increase in sales commissions of $1.9 million, increase in income tax expense of $1.4 million, increase in professional services of $745,000, mainly due to efforts associated with compliance with Sarbanes-Oxley, and increase in engineering consulting costs of $570,000.

Fiscal Years Ended March 31, 2004 and 2003

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consist of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. Total revenue includes revenue generated from Cisco which represented 3% and 10% of total revenue for the fiscal years ended March 31, 2004 and 2003, respectively. No other customer or indirect channel partner accounted for 10% or more of our total revenue during the fiscal years ended March 31, 2004 and 2003.

	Fiscal Year Ended March 31,		Percentage Change
	2004	2003
	(Dollars in thousands)
Revenue:
Product	$41,442	$41,696	(1)%
Service	28,331	24,527	16%
License and royalty	1,761	5,435	(68)%

Total revenue	$71,534	$71,658	(0)%

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

Service. The 16% or $3.8 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, combined with continued renewals of customer support agreements from our expanding installed base.

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
	(Dollars in thousands)
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

Revenue was distributed geographically as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
	(Dollars in thousands)
Geographic mix:
North America	$57,868	81%	$58,679	82%	(1)%
International:
Europe—Middle East—Africa	9,906	14	10,245	14	(3)%
Asia—Pacific—Other	3,760	5	2,734	4	38%

Subtotal International:	13,666	19	12,979	18	5%

Total Revenue	$71,534	100%	$71,658	100%	0%

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Fiscal Year Ended March 31,		Percentage Change
	2004	2003
	(Dollars in thousands)
Cost of revenue:
Product	$13,135	$13,282	(1)%
Service	4,243	4,565	(7)%

Total cost revenue	$17,378	$17,847	(3)%

Gross profit:
Product $	$28,307	$28,414	(0)%
Product %	68%	68%
Service $	24,088	19,962	21%
Service %	85%	81%
License and royalty $	1,761	5,435	(68)%
License and royalty %	100%	100%

Total gross profit $	$54,156	$53,811	1%

Total gross margin %	76%	75%

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

Gross profit. Our 1% or $345,000 increase in gross profit was primarily due to an increase in service profit of $4.1 million, which resulted from increased service revenue and decreased service cost and a decrease of $654,000 in our royalty expense. The benefit gained from the increase in service margin percentage was partially offset by decreased license and royalty revenue margin contribution of $3.7 million and amortization of capitalized software of $442,000.

Also, our gross margin is primarily impacted by volume and further by the mix of product, service, and license and royalty revenue. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

Operating Expenses

Research and development. Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
	(Dollars in thousands)
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
	(Dollars in thousands)
		% of Revenue		% of Revenue
Sales and marketing	$34,362	48%	$33,380	47%	3%

The 3% or $982,000 increase in total sales and marketing expenses was primarily due to a 24% or $1.2 million increase in commission expense that was mainly due to increased attainment of incentive commission programs. This increase was partially offset by a decrease of $150,000 in personnel costs due to lower headcount and a 22% or $114,000 decrease in public relations costs. Average headcount in sales and marketing was 144 and 150 for the fiscal years ended March 31, 2004 and 2003, respectively.

General and administrative. General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
	(Dollars in thousands)
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
	(Dollars in thousands)
		% of Revenue		% of Revenue
Amortization of other intangible assets	$272	—%	$1,088	2%	(75)%

Interest income and other expenses, net

Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
	(Dollars in thousands)
		% of Revenue		% of Revenue
Interest income and other expenses, net	$694	1%	$1,145	2%	(39)%

The 39% or $451,000 decrease in interest income and other expenses, net was primarily due to lower market interest rates on cash, cash equivalents and marketable securities.

Income tax benefit

We estimate our income tax benefit based on our annual effective tax rate, which differs from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits taken together with our net loss.

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
	(Dollars in thousands)
		% of Revenue	% of Revenue
Income tax benefit	$467	1%	$1,520	2%	(69)%

The 69% or $1.1 million decrease in the income tax benefit is primarily due to the overall reduction in our net loss year over year.

Net loss

Net loss for the fiscal years ended March 31, 2004 and 2003 is as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2004		2003
	(Dollars in thousands)
		% of Revenue	% of Revenue
Net loss	$545	1%	$2,539	4%	(79)%

The 79% or $2.0 million reduction in net loss was mainly attributable to the increase in service gross profit of $4.1 million, the net capitalization of software development costs of $884,000, a decrease in royalty expense of $654,000, which is a function of changes in unit sales subject to royalty, a non-recurring $1.0 million write-off of a note receivable in the fiscal year ended March 31, 2003, a decrease in amortization of other intangible assets of $816,000, and a decrease in stock-based compensation of $762,000. Partially offsetting these factors were a decrease in royalty revenue of $3.7 million, an increase in commissions due to increased attainment of incentive commission programs of $1.2 million, a decrease in interest income and other expenses, net of $451,000 due to lower market interest rates on cash, cash equivalents and marketable securities, and a decrease in the tax benefit of $1.1 million due to decreasing losses which negatively impacted the net loss.

Contractual Obligations

As of March 31, 2005, we had the following current contractual obligations:

Payment due by period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$28,134	$3,294	$6,721	$6,647	$11,472
Royalty obligations	75	75	—	—	—

Total contractual obligations	$28,209	$3,369	$6,721	$6,647	$11,472

We lease facilities and certain equipment under operating lease agreements extending through September 2013 for a total of $28.1 million. Additionally, we have a $75,000 obligation for a software license agreement to utilize certain computer software in our products.

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

Guarantor’s Agreements

NetScout warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in our probes sold to customers, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions which include but are not limited to non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. We also warrant that all of our support services shall be performed in a good and workmanlike manner. We believe our product and support services warranties are consistent with commonly accepted industry standards. No warranty cost information is presented since service revenue associated with warranty is deferred at the time of a sale and recognized over the warranty period, therefore, no warranty costs are accrued.

Contracts that we enter into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, we may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. and/or EU patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require NetScout to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

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

The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. Historically, we have incurred no costs to defend lawsuits or settle claims related to such indemnity agreements and we currently believe the estimated fair value of these agreements is immaterial. If we were to have to defend a related lawsuit and settle claims, the costs could potentially have a material impact on our financial results.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following:

	Year Ending March 31,
	2005	2004	2003
	(In thousands)
Cash and cash equivalents	$57,070	$19,011	$43,823
Short-term marketable securities	26,793	50,432	27,442
Long-term marketable securities	—	6,016	—

Cash, cash equivalents, and marketable securities	$83,863	$75,459	$71,265

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of March 31, 2005, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. The line of credit will expire on June 6, 2005 and we plan to renew the line of credit with substantially similar terms. Under the agreement we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of March 31, 2005, we were in compliance with such covenants.

Cash, cash equivalents, and marketable securities increased by $8.4 million from March 31, 2004 to March 31, 2005. While cash and cash equivalents increased by $38.1 million, short- and long-term marketable securities decreased in total by $29.7 million.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31,
	2005	2004	2003
	(In thousands)
Net cash provided by operating activities	$10,439	$5,865	$3,141
Net cash provided by (used in) investing activities	26,114	(32,046)	20,368
Net cash provided by financing activities	1,506	1,369	982

Net Cash provided by operating activities.

Net cash provided by operating activities amounted to $10.4 million during the fiscal year ended March 31, 2005. The primary sources of operating cash flow in the fiscal year ended March 31, 2005 included net income of $2.9 million, adjusted to exclude the effects of non-cash items of $3.7 million, an increase of $1.0 million in accounts receivable as a result of the timing of sales within the fiscal year ended March 31, 2005, an increase of $842,000 in prepaids and other current assets mainly due to various prepayments of software maintenance contracts, marketing and sales events and restricted investments, a reduction of $252,000 in inventory due to inventory management, an increase of $536,000 in accounts payable due to the timing of payments, an increase of $2.7 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and non-sales incentive compensation and sales commissions, and an increase in deferred revenue of $2.0 million mainly due to an increase in the number of customer support agreements attributable to new product sales generated over the last fiscal year combined with continued renewals of customer support agreements from the expanding installed base.

Net cash provided by operating activities amounted to $5.9 million during the fiscal year ended March 31, 2004. The primary sources of operating cash flow in the fiscal year ended March 31, 2004 included the net loss of $545,000, adjusted to exclude the effects of non-cash items of $3.8 million, a decrease of $1.1 million in accounts receivable as a result of collection activities, an increase of $384,000 in inventory due to the timing of inventory purchases, an increase of $581,000 in accounts payable due to the timing of payments, an increase of $1.1 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles, and an increase of $732,000 in deferred revenue primarily as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base.

Net cash provided by operating activities amounted to $3.1 million during the fiscal year ended March 31, 2003. The primary sources of operating cash flow in the fiscal year ended March 31, 2003 included the net loss of $2.5 million, adjusted to exclude the effects of non-cash items of $6.7 million, a decrease of $1.0 million in accounts receivable as a result of collection activities, an decrease of $716,000 in inventory due to inventory management, a decrease of $1.1 million in accounts payable due to the timing of payments, and an increase of $3.1 million in deferred revenue primarily as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding installed base, a decrease of $3.0 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and a reduction in incentive compensation paid to employees, and an increase of $1.8 million in refundable income taxes primarily as a result of net operating loss carry-backs and research and development credit carry backs.

Net Cash provided by (used in) investing activities.

For the fiscal years ended March 31, 2005, 2004 and 2003, cash provided by (used in) investing activities reflects the purchase of marketable securities of $98.1 million, $100.2 million and $118.7 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $68.6 million, $129.2 million and $96.2 million, respectively, and the purchase of fixed assets to support our infrastructure of $3.4 million, $1.7 million, and $2.1 million, respectively. The increase of purchases of fixed assets year over year is mainly due to the investment in our infrastructure in preparation for the extended future growth in our business. Included in the $3.4 million in purchases is $403,000 for our new ERP system which we anticipate will be operational in the first half of our fiscal year 2007. We anticipate that our investment in our infrastructure will continue in future quarters. Also, for the fiscal year ended March 31, 2004, cash provided by (used in) investing activities was reduced by the investment in capitalized software development costs related to nGenius Performance Manager 2.0 of $1.3 million.

Net Cash provided by financing activities.

For the fiscal years ended March 31, 2005, 2004, and 2003, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan of $1.5 million, $1.5 million, and $982,000 respectively. For the fiscal year ended March 31,2004, cash provided by financing activities also reflected the purchase of treasury stock of $124,000, in connection with our open market stock repurchase program. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of its outstanding common stock, subject to market conditions and other factors. Through the fiscal year ended March 31, 2005, NetScout repurchased 158,000 shares of its common stock as treasury stock related to our open market stock repurchase program. Cash to be used under this program in the future is undeterminable at this point in time.

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

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. In the fourth quarter of our fiscal year ended March 31, 2005, we announced the acquisition of Quantiva. The acquisition closed on April 14, 2005. The total purchase price for the acquisition is expected to be approximately $9.3 million.

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

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the annual reporting period that begins after June 15, 2005. In May 2005 NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all of such options shall become fully exercisable on March 31, 2006. The purpose of this acceleration was to enable NetScout to avoid recognizing stock-based compensation expense associated with these options in future periods in our consolidated statements of operations upon the adoption of SFAS No. 123(R), which becomes effective for NetScout on April 1, 2006. Irrespective of these accelerations, SFAS No. 123(R) will impact NetScout’s financial statements upon adoption. NetScout is continuing to evaluate this financial statement impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. NetScout does not expect the adoption of SFAS No. 151 will have a material effect on our financial position or operating results.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—Amendment of ABP Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exceptions for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. NetScout does not expect the adoption of SFAS No. 153 will have a material effect on our financial position or operating results.

The FASB has issued two FASB Staff Positions (“FSP”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “AJCA”) that was signed into law on October 22, 2004. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for temporary dividend deductions equal to 85% of cash dividends received during the tax year from controlled foreign corporations and invested in the United States. The result of this legislation could affect how companies report their deferred income tax balances. The first FSP, FSP SFAS 109-1, concludes that the tax relief from the qualified domestic production activities should be accounted for as a “special deduction” as described in FASB Statement No. 109, “Accounting for Income Taxes.” The second FSP, FSP SFAS 109-2, gives a company additional time to evaluate the effects of the AJCA on any plan for reinvestment or repatriation of foreign earning for purposes of applying FASB Statement No. 109. NetScout has not yet completed its evaluation of the provisions of the AJCA. The repatriation of foreign earnings would not have a material effect on NetScout’s consolidated financial statements. NetScout does not anticipate the repatriation of foreign earnings to the United States in the future.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	technology spending by current and potential customers;

•	uneven demand for network management solutions;

•	the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	distribution channels through which our products are sold could change;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our inablility to anticipate or adapt effectively to developing markets and rapidly changing technologies;

•	changes in our prices or the prices of our competitors’ products; and

•	economic slowdowns or the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns.

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

We compete with providers of network performance management solutions, such as Concord Communications, Inc. (which signed a definitive agreement on April 7, 2005 to be acquired by Computer Associates, Inc.), and providers of portable network traffic analyzers and probes, such as Network General (formerly Network Associates, Inc.). In addition, leading network equipment providers, including Cisco, could offer their own or competitors’ solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

As a result of these and other factors, we may not be able to compete effectively with our current or future competitors, which could have a material and adverse impact on our business, operating results and financial condition.

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

Our success depends on our ability to expand and manage our international operations. Sales outside North America accounted for 18%, 19% and 18% of our total revenue for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

Our success depends on our ability to manage indirect distribution channels. Sales to our indirect distribution channels accounted for 55%, 50% and 55% of our total revenue for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

The non-renewal of our resale agreement with Cisco requires that we sell our product directly to end user customers. License and royalty revenue and service revenue from Cisco accounted for 3%, 3%, and 10% of our total revenue for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. As announced in our report on Form 8-K filed on September 21, 2004, following discussions between NetScout and Cisco regarding NetScout’s plan to terminate support for its legacy product, Real Time Monitor 1.4, Cisco announced its intention to discontinue reselling Real Time Monitor as of November 30, 2004. The announcement was contained in a letter dated September 15, 2004, notifying NetScout of the non-renewal of the Agreements by and between NetScout and Cisco. Pursuant to the foregoing and the terms of the Agreements, the Agreements will expire on June 1, 2005. At present, NetScout will continue to recognize license and royalty revenue based upon reported product shipments by Cisco. Cisco has recently indicated that the resale of Real Time Monitor ceased on February 8, 2005, therefore, the final product shipments report will be received in the first quarter of fiscal year 2006. NetScout is offering Cisco Real Time Monitor 1.4 customers a purchase incentive to migrate to nGenius Performance Manager 2.0. If we are unable to sell nGenius Performance Manager to these customers or if Cisco were to decide to internally develop products that compete with our solutions, partner with our competitors or bundle or sell competitors’ solutions, possibly at lower prices, our business, operating results and financial condition could be materially and adversely impacted.

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

Our reliance on sole source suppliers could adversely impact our business. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.

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

We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results. We may need to acquire complementary businesses, products or technologies to remain competitive or expand our business. We actively investigate and evaluate potential acquisitions of complementary businesses, products and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all businesses, products or technologies that we seek to acquire. In April 2005, we acquired substantially all assets and operations of Quantiva, a provider of automated analytics solutions for application performance management. The total purchase price for the acquisition is $9.3 million. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

Further acquisitions that we do complete could adversely impact our business. The potential adverse consequences from acquisitions, such as Quantiva, include:

•	the potentially dilutive issuance of common stock or other equity instruments;

•	the incurrence of debt and amortization expenses related to goodwill and other intangible assets;

•	the incurrence of significant costs and expenses; or

•	the potentially dilutive impact on our earnings per share.

Acquisition transactions also involve numerous business risks. These risks from acquisitions, such as Quantiva, include:

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

Our estimates and judgments related to critical accounting policies could be inaccurate. We consider accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of goodwill, capitalized software development costs and internal use software, and income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

Failure to properly manage growth and to implement enhanced automated systems could adversely impact our business. The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business operations and to enhance our internal controls over financial reporting in accordance with Sarbanes-Oxley. Our ERP selection process is complete and we began implementation efforts in the first quarter of our fiscal year ending March 31, 2006, with the new ERP system anticipated to be operational during the first half of our fiscal year 2007. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, our retention of key personnel and the implementation of our new ERP system, our business, operating results and financial condition could be materially and adversely impacted.

The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Section 404 of Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Compliance with this legislation requires management’s attention and resources and will continue to cause us to incur significant expense. Management’s assessment of our internal controls over financial reporting may identify weaknesses that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we determine that we have material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline.

Although we have received a favorable assessment of our internal controls from our auditors for this annual report, in future years we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting or we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If in future annual reports we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, the price of our common stock may decline.

In order to continue the enhancement of our internal control over financial reporting and to manage the growth and increasing complexity of our business, we are in the process of implementing a new ERP system which is expected to be completed in the first half of fiscal year 2007. If we are unable to successfully implement this system, our internal controls over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

The price of our common stock may decrease due to market volatility. The market price of our common stock has been highly volatile and has fluctuated significantly since the initial public offering of our common stock on August 12, 1999. The market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control. Trading activity of our stock tends to be minimal, in part as a result of officers and directors and their affiliates holding a significant percentage of our stock. In addition, the market prices of securities of technology companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. NetScout’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents. NetScout’s exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that we currently have a $10.0 million line of credit with $3.2 million of letters of credit secured against it and we have no amounts outstanding under the line and no other outstanding interest-bearing debt.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we concluded that our internal control over financial reporting was effective as of March 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting to be held September 14, 2005.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting to be held September 14, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting to be held September 14, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting to be held September 14, 2005.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting to be held September 14, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to Consolidated Financial Statements on Page F-1.

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

	3.	List of Exhibits.

We hereby file as part of, or incorporate by reference into, this Annual Report on Form 10-K the exhibits listed on the index to exhibits immediately following the Financial Statements.

(b)	We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)	We hereby file as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/s/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director

Date: June 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	June 3, 2005

/s/ NARENDRA V. POPAT Narendra V. Popat	Chairman of the Board and Secretary	June 3, 2005

/s/ DAVID P. SOMMERS David P. Sommers	Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)	June 3, 2005

/s/ LISA A. FIORENTINO Lisa A. Fiorentino	Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)	June 3, 2005

/s/ VICTOR DEMARINES Victor DeMarines	Director	June 3, 2005

/s/ JOHN R. EGAN John R. Egan	Director	June 3, 2005

/s/ JOSEPH G. HADZIMA, JR. Joseph G. Hadzima, Jr	Director	June 3, 2005

/s/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	June 3, 2005

/s/ KENNETH T. SCHICIANO Kenneth T. Schiciano	Director	June 3, 2005

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of NetScout Systems, Inc.:

We have completed an integrated audit of NetScout Systems, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

June 3, 2005

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$57,070	$19,011
Marketable securities	26,793	50,432
Accounts receivable, net of allowance for doubtful accounts of $34 and $40 at March 31, 2005 and 2004, respectively	11,886	10,851
Inventories	3,114	3,366
Refundable income taxes	1,399	2,102
Deferred income taxes	2,356	1,667
Prepaids and other current assets	3,003	2,175

Total current assets	105,621	89,604
Fixed assets, net	6,011	5,415
Goodwill, net	28,839	28,839
Capitalized software development costs, net	221	884
Deferred income taxes	7,586	8,378
Long-term marketable securities	—	6,016
Other assets	9	45

Total assets	$148,287	$139,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,520	$1,984
Accrued compensation	6,385	4,481
Accrued other	2,976	2,140
Income taxes payable	—	490
Deferred revenue	17,680	15,968

Total current liabilities	29,561	25,063

Deferred revenue	1,277	1,006

Total liabilities	30,838	26,069

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at March 31, 2005 and 2004	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 34,892,273 and 34,584,577 shares issued and 30,689,050 and 30,381,354 shares outstanding at March 31, 2005 and 2004, respectively	35	34
Additional paid-in capital	112,286	110,683
Accumulated other comprehensive (loss) income	(130)	7
Treasury stock at cost, 4,203,223 shares at March 31, 2005 and 2004	(26,490)	(26,490)
Retained earnings	31,748	28,878

Total stockholders’ equity	117,449	113,112

Total liabilities and stockholders’ equity	$148,287	$139,181

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended March 31,
	2005	2004	2003
Revenue:
Product	$51,352	$41,442	$41,696
Service	32,124	28,331	24,527
License and royalty	1,738	1,761	5,435

Total revenue	85,214	71,534	71,658

Cost of revenue:
Product	16,251	13,135	13,282
Service (including stock-based compensation of $-, $2 and $6, respectively)	4,384	4,243	4,565

Total cost of revenue	20,635	17,378	17,847

Gross profit	64,579	54,156	53,811

Operating expenses:
Research and development (including stock-based compensation of $-, $118 and $821, respectively)	16,789	14,704	17,100
Sales and marketing (including stock-based compensation of $-, $16 and $65, respectively)	36,889	34,362	33,380
General and administrative (including stock-based compensation of $-, $- and $6, respectively)	8,121	6,524	7,447
Amortization of other intangible assets	—	272	1,088

Total operating expenses	61,799	55,862	59,015

Income (loss) from operations	2,780	(1,706)	(5,204)
Interest income and other expense, net	1,039	694	1,145

Income (loss) before income tax expense (benefit)	3,819	(1,012)	(4,059)
Income tax expense (benefit)	949	(467)	(1,520)

Net income (loss)	$2,870	$(545)	$(2,539)

Basic net income (loss) per share	$0.09	$(0.02)	$(0.08)
Diluted net income (loss) per share	$0.09	$(0.02)	$(0.08)
Shares used in computing:
Basic net income (loss) per share	30,572	30,155	29,897
Diluted net income (loss) per share	31,521	30,155	29,897

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share and per share data)

	Common stock Voting		Additional Paid in Capital	Accumu- lated Other Compre- hensive Income	Deferred Compensation	Treasury Stock	Retained Earnings	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Par Value
Balance, March 31, 2002	33,787,262	34	107,529	—	(1,063)	(25,755)	31,962	112,707
Net loss							(2,539)	(2,539)	$(2,539)
Net unrealized investment gains				7				7	7

Comprehensive income, net of tax of $0									$(2,532)

Issuance of common stock pursuant to exercise of options	204,904	—	318					318
Issuance of common stock pursuant to employee stock purchase plan	159,728	—	664					664
Amortization of deferred compensation					898			898
Reversal of deferred compensation upon termination of employees			(33)		33			—
Tax benefits of disquailifying dispositions of incentive stock options			357					357
Release of common stock held in escrow						(611)		(611)

Balance, March 31, 2003	34,151,894	34	108835	7	(132)	(26366)	29423	111801
Net loss							(545)	(545)	$(545)
Net unrealized investment gains (losses)				—				—	—

Comprehensive income, net of tax of $0									$(545)

Issuance of common stock pursuant to exercise of options	235,280	—	1,049					1,049
Issuance of common stock in exchange for services	2,000	—	9					9
Issuance of common stock pursuant to employee stock purchase plan	195,403	—	444					444
Amortization of deferred compensation					127			127
Reversal of deferred compensation upon termination of employees			(5)		5			—
Tax benefits of disquailifying dispositions of incentive stock options			351					351
Repurchase of common stock as treasury						(124)		(124)

Balance, March 31, 2004	34,584,577	$34	$110,683	$7	$—	$(26,490)	$28,878	$113,112
Net income							2,870	2,870	$2,870
Net unrealized investment gains (losses)				(137)				(137)	(137)

Comprehensive income, net of tax of $0									$2,733

Issuance of common stock pursuant to exercise of options	165,552	1	743					744
Issuance of common stock pursuant to employee stock purchase plan	142,144	—	744					744
Tax benefits of disquailifying dispositions of incentive stock options			116					116

Balance, March 31, 2005	34,892,273	$35	$112,286	$(130)	$—	$(26,490)	$31,748	$117,449

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,870	$(545)	$(2,539)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	2,718	3,162	3,807
Amortization of other intangible assets	—	272	1,088
Amortization of capitalized software	663	441	—
Loss on disposal of fixed assets	104	61	32
Loss on write-off of note receivable	—	—	1,019
Compensation expense associated with equity awards	—	136	898
Deferred income taxes	219	(261)	(166)
Changes in assets and liabilities:
Accounts receivable, net	(1,035)	1,055	1,026
Inventories	252	(384)	716
Refundable income taxes	703	(333)	(1,769)
Prepaids and other current assets	(842)	(98)	(45)
Other assets	36	(45)	—
Accounts payable	536	581	(1,053)
Accrued compensation and other expenses	2,740	1,144	(3,013)
Income taxes payable	(490)	(53)	1
Deferred revenue	1,983	732	3,139

Net cash provided by operating activities	10,457	5,865	3,141

Cash flows from investing activities:
Purchases of marketable securities	(68,573)	(129,221)	(96,226)
Proceeds from maturity of marketable securities	98,105	100,226	118,717
Purchase of fixed assets	(3,418)	(1,726)	(2,123)
Capitalized software development costs	—	(1,325)	—

Net cash provided by (used in) investing activities	26,114	(32,046)	20,368

Cash flows from financing activities:
Proceeds from issuance of common stock	1,488	1,493	982
Repurchase of common stock as treasury stock	—	(124)	—

Net cash provided by financing activities	1,488	1,369	982

Net increase (decrease) in cash and cash equivalents	38,059	(24,812)	24,491
Cash and cash equivalents, beginning of year	19,011	43,823	19,332

Cash and cash equivalents, end of year	$57,070	$19,011	$43,823

Supplemental disclosure of cash flow information:
Cash paid for interest	$124	$4	$23
Cash paid for income taxes	612	254	483
Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options recorded to additional paid-in capital	$116	$351	$357
Release of common stock held in escrow in connection with NextPoint acquisition	—	—	611

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, allowances for doubtful accounts, valuation of inventories, valuation of goodwill, capitalization of software development costs and internal use software, and income taxes. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Cash, Cash Equivalents and Marketable Securities

NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under the provision of SFAS No. 115, NetScout has classified its investments as “available-for-sale”, which are carried at fair value based on quoted market prices and associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills.

At March 31, 2005 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $986, which is included in prepaid and other current assets. At March 31, 2005 and 2004, there were unrealized losses of $18 and $4, respectively, recorded as other comprehensive income (loss), net of $0 tax.

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

Concentration of Credit Risk and Significant Customers

The carrying value of NetScout’s financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable are carried at their approximate fair values due to their short-term maturities. Long-term marketable securities are stated at fair value based on quoted market prices. In reference to the Company’s accounts receivables, management believes the Company’s credit practices are prudent and reflect normal industry terms and business risk. At March 31, 2005, no one customer accounted for more than 10% of our accounts receivable balance. At March 31, 2004, one customer accounted for approximately 10% of our accounts receivable balance. No customer accounted for more than 10% of NetScout’s total revenue during the fiscal years ended March 31, 2005 and 2004. One customer accounted for approximately 10% of NetScout’s total revenue during the fiscal year ended March 31, 2003. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future, and, accordingly, we do not require collateral from our customers.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

In July 2000, NetScout recorded goodwill and other intangible assets using the purchase method in connection with the acquisition of NextPoint Networks, Inc. (“NextPoint”). Other intangible assets acquired consist of customer base, assembled workforce and completed technology. Until March 31, 2002, all goodwill and other intangible assets were amortized on a straight-line basis over a period of two to five years. NetScout adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Accordingly, NetScout reclassified the remaining un-amortized assembled workforce intangible asset to goodwill and ceased amortization of goodwill on that date. NetScout concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing an annual impairment.

NetScout assesses goodwill for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The Company’s primary measurement to assess goodwill for impairment is to compare the Company’s period ending market value to total stockholders’ equity. If the salvage value of stockholders’ equity was to exceed market value as of the period ending, the Company’s goodwill would potentially be impaired and would require the Company to pursue a more in depth analysis to determine if impairment has actually occurred. At March 31, 2005, NetScout believes that there has been no impairment of goodwill.

Capitalized Software Development Costs and Internal Use Software

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2004, NetScout capitalized $1.3 million. No costs were capitalized during the fiscal year ended March 31, 2005. Beginning in August 2003 we commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs were $663, $442, and $0 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

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

NetScout is implementing a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to obtain the software system, capitalization began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project. General and administrative costs and overhead costs are not capitalized. As of March 31, 2005, capitalized software for the ERP system totaled $403,000.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is expected to be in the first half of fiscal year 2007.

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

Had compensation cost for NetScout’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 148, NetScout’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Year ended March 31,
	2005	2004	2003
Net income (loss) as reported	$2,870	$(545)	$(2,539)
Add: stock–based compensation under APB No. 25	—	136	898
Deduct: stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,461)	(8,771)	(13,206)

Pro forma net loss	$(1,591)	$(9,180)	$(14,847)

Basic and diluted net loss per share:
As reported	$0.09	$(0.02)	$(0.08)
Pro forma	$(0.05)	$(0.30)	$(0.50)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Option Plans	Year ended March 31,
	2005	2004	2003
Expected option term for options granted in the Exchange Offer	—	—	1 to 4 years
Expected option term	4 years	4 years	4 years
Risk-free interest rate for options granted in the Exchange Offer	—	—	2.8%
Weighted average risk-free interest rate	3.6%	3.0%	3.3%
Expected volatility	100%	100%	100%
Dividend yield	—	—	—
Weighted average fair value	$4.53	$1.96	$3.71

Stock Purchase Plan	Year ended March 31,
	2005	2004	2003
Expected option term	0.5 years	0.5 years	0.5 years
Weighted average risk-free interest rate	1.8%	1.8%	1.3%
Expected volatility	100%	100%	100%
Dividend yield	—	—	—
Weighted average fair value	$2.39	$1.70	$1.56

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

Assets and liabilities of subsidiaries outside the U.S. are translated into U.S. dollars using exchange rates that are historical or in effect as of the balance sheet date in accordance with SFAS No. 52, “Foreign Currency Translation.” The effects of these foreign currency translation adjustments are included in the consolidated statements of operations since our foreign operations are an extension of our domestic operations. Revenue attributable to foreign locations are contracted in U.S. dollars, and as a result, there are no foreign currency gains or losses related to these transactions. Foreign subsidiary expense accounts are translated at the foreign exchange rate in effect at the time the transaction was recorded.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was approximately $31, $21 and $5 for the years ended March 31, 2005, 2004 and 2003, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) adjustments typically consist of unrealized gains and losses on marketable securities and restricted investment. Other comprehensive income (loss) for the fiscal years ended March 31, 2005, 2004, and 2003 is as follows:

	Year ended March 31,
	2005	2004	2003
Net income (loss)	$2,870	$(545)	$(2,539)
Unrealized gains (loss) on marketable securities and restricted investments, net of $0 tax	(137)	(0)	7

Other comprehensive income (loss)	$2,733	$(545)	$(2,532)

Income Taxes

NetScout accounts for its income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Income tax expense (benefit) is comprised of the current tax liability and the change in deferred tax assets and liabilities. A valuation allowance is established to the extent that it is more likely than not that the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options and shares of common stock subject to repurchase using the “treasury stock” method.

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

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the annual reporting period that begins after June 15, 2005. In May 2005 NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all of such options shall become fully exercisable on March 31, 2006. The purpose of this acceleration was to enable NetScout to avoid recognizing stock-based compensation expense associated with these options in future periods in our consolidated statements of operations upon the adoption of SFAS No. 123(R), which becomes effective for NetScout on April 1, 2006. Irrespective of these accelerations, SFAS No. 123(R) will impact NetScout’s financial statements upon adoption. Irrespective of these accelerations, NetScout is continuing to evaluate this financial statement impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. NetScout does not expect the adoption of SFAS No. 151 will have a material effect on our financial position or operating results.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—Amendment of ABP Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exceptions for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. NetScout does not expect the adoption of SFAS No. 153 will have a material effect on our financial position or operating results.

The FASB has issued two FASB Staff Positions (“FSP”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “AJCA”) that was signed into law on October 22, 2004. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for temporary dividend deductions equal to 85% of cash dividends received during the tax year from controlled foreign corporations and invested in the United States. The result of this legislation could affect how companies report their deferred income tax balances. The first FSP, FSP SFAS 109-1, concludes that the tax relief from the qualified domestic production activities should be accounted for as a “special deduction” as described in FASB Statement No. 109, “Accounting for Income Taxes.” The second FSP, FSP SFAS 109-2, gives a company additional time to evaluate the effects of the AJCA on any plan for reinvestment or repatriation of foreign earning for purposes of applying FASB Statement No. 109. NetScout has not yet completed its evaluation of the provisions of the AJCA. The repatriation of foreign earnings would not have a material effect on NetScout’s consolidated financial statements. NetScout does not anticipate the repatriation of foreign earnings to the United States in the future.

3. Marketable Securities

The following is a summary of marketable securities held by NetScout at March 31, 2005, with maturity dates of April 2005 through March 2006:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$10,031	$(130)	$9,901
Commercial paper	17,878	—	17,878

Less restricted investment	1,004	(18)	986

Marketable securities	$26,905	$(112)	$26,793

Short-term marketable securities			$26,793

Long-term marketable securities			$—

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

3. Marketable Securities  (Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2004, with maturity dates of April 2004 through June 2006:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$16,219	$7	$16,226
Commercial paper	40,906	—	40,906

Less restricted investment	688	(4)	684

Marketable securities	$56,437	$11	$56,448

Short-term marketable securities			$50,432

Long-term marketable securities			$6,016

4. Inventories

Inventories are stated at actual cost. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	March 31,
	2005	2004
Raw materials	$2,635	$2,545
Work in process	33	70
Finished goods	446	751

	$3,114	$3,366

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life in Years	March 31,
		2005	2004
Furniture and fixtures	3-7	$2,068	$2,057
Computer equipment and purchased software	3	18,902	16,603
Demonstration and spare part units	2	1,758	1,330
Leasehold improvements	4-12	3,376	3,214

		26,104	23,204
Less—accumulated depreciation		(20,093)	(17,789)

		$6,011	$5,415

Depreciation expense on fixed assets for the years ended March 31, 2005, 2004 and 2003 was $2,718, $3,162, and $3,807, respectively.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

6. Goodwill and Other Long-Lived Assets

Goodwill and Other Intangible Assets

NetScout adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal year ended March 31, 2003. Prior to the adoption of SFAS No. 142, the net carrying amount of goodwill was $28,770. In accordance with the provisions of SFAS No. 142, NetScout reclassified its assembled workforce intangible net asset of $69 to goodwill, which increased goodwill to $28,839.

Note Receivable

NetScout wrote-off $1,019 related to a long-term note receivable during the fiscal year ended March 31, 2003. This write-off was based on management’s assessments of the uncollectability of this note receivable.

7. Line of Credit

At March 31, 2005, NetScout had a revolving line of credit with a bank under which we can borrow up to $10,000 based upon a percentage of eligible accounts receivable. This line of credit will expire on June 6, 2005; however, the Company plans to renew the line of credit for another year. Borrowings under the line are payable on demand and bear interest at the bank’s prime rate (5.75% at March 31, 2005.) NetScout’s accounts receivable and inventory collateralize the line of credit. Under the terms of the agreement, NetScout is required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth which requires NetScout to maintain a minimum tangible net worth of no less than $70 million. NetScout was in compliance with all financial covenants at March 31, 2005. No borrowings were outstanding under the line of credit at March 31, 2005. Under the terms of its current principal office lease, NetScout is required to maintain a letter of credit totaling $3,159.

8. Net Income (Loss) Per Share

Calculations of the basic and diluted net income (loss) per common share and potential common shares are as follows:

	Year ended March 31,
	2005	2004	2003
Basic:
Net income (loss) applicable to common stockholders	$2,870	$(545)	$(2,539)

Weighted average common shares outstanding	30,571,862	30,154,895	29,897,207

Basic net income (loss) per share	$0.09	$(0.02)	$(0.08)

Diluted:
Net income (loss) applicable to common stockholders	$2,870	$(545)	$(2,539)

Weighted average common shares outstanding	30,571,862	30,154,895	29,897,207
Stock options	948,908	—	—

Diluted weighted average shares	31,520,770	30,154,895	29,897,207

Diluted net income (loss) per share	$0.09	$(0.02)	$(0.08)

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

8. Net Income (Loss) Per Share  (Continued)

The following table sets forth stock options which under the treasury method are excluded from the calculation of diluted net loss per share since the inclusion would be antidilutive:

	Year ended March 31,
	2005	2004	2003
Stock options	1,454,686	4,758,963	2,359,393

9. Capital Stock

Treasury Stock

On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchase under NetScout’s stock repurchase program may be made from time to time without prior notice. During fiscal year ended March 31, 2005 and 2004 NetScout repurchased 0 and 34,000 shares, respectively. As of March 31, 2005, NetScout has repurchased 158,000 shares of common stock under this program.

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

1997 and 2000 Incentive Plans

In July 2000, NetScout assumed NextPoint’s 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan as part of the acquisition of NextPoint.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

10. Stock Plans (Continued)

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

Offer to Exchange

On November 8, 2002, NetScout commenced an option exchange program (the “Exchange Offer”) whereby employees who held stock options granted under the 1999 Stock Option Plan and Incentive Plan and/or the NextPoint Networks, Inc. 2000 Stock Incentive Plan assumed by NetScout in connection with the acquisition of NextPoint with an exercise price of $10.00 or greater per share were given the opportunity to tender such options for new stock options to be granted by NetScout. Participants who elected to participate in the Exchange Offer were also required to exchange any other options granted to him or her in the six months immediately prior to the commencement date of the Exchange Offer. Other than the Chief Executive Officer and the Chairman of the Board of Directors of NetScout, all employees of NetScout and its subsidiaries holding eligible option grants were eligible to participate in the Exchange Offer. On December 9, 2002, the Exchange Offer expired. Outstanding options to purchase 2,142,723 shares of common stock were accepted for exchange and cancelled.

The exercise price of all new options granted under the offer was equal to the per share market price of NetScout’s common stock as reported by the Nasdaq National Market at the close of trading on the date of grant. On June 13, 2003, NetScout granted options to purchase 2,048,599 shares of common stock at an exercise price of $4.22 per share in accordance with the Exchange Offer.

Transactions under the 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans during the fiscal years ended March 31, 2003, 2004 and 2005 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding-March 31, 2002	4,704,731	$12.63
Granted	512,100	$5.27
Exercised	(204,904)	$1.55
Canceled	(2,652,534)	$16.30

Outstanding-March 31, 2003	2,359,393	$7.88
Granted	2,871,449	$5.07
Exercised	(235,280)	$4.46
Canceled	(236,599)	$7.90

Outstanding-March 31, 2004	4,758,963	$6.35
Granted	454,200	$6.35
Exercised	(165,552)	$4.49
Canceled	(346,868)	$11.85

Outstanding-March 31, 2005	4,700,743	$6.01

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

10. Stock Plans (Continued)

The following tables summarizes information about options outstanding and exercisable at March 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27 to 2.50	163,026	2.4	$2.41	163,026	$2.41
$3.01 to 5.00	2,255,312	5.4	$4.20	1,654,849	$4.19
$5.04 to 7.40	1,163,875	7.5	$5.76	679,392	$5.58
$7.60 to 11.25	865,311	8.0	$8.23	382,483	$8.56
$13.44 to 14.94	93,031	5.1	$13.72	93,031	$13.72
$15.13 to 19.25	66,000	5.8	$15.32	66,000	$15.32
$20.50 to 28.94	94,188	5.2	$24.04	94,188	$24.04

	4,700,743	6.3	$6.01	3,132,969	$6.05

As of March 31, 2005, there were 4,882,581 shares of common stock available for grant under the NetScout 1999 Stock Option Plan. As of March 31, 2004, options to purchase 4,995,602 shares of common stock, with a weighted average exercise price of $6.61, were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans. As of March 31, 2003, options to purchase 1,257,832 shares of common stock, with a weighted average exercise price of $8.40, were exercisable under the 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans.

In July 2000, as a part of the NextPoint acquisition, NetScout recorded $980 of deferred compensation, which was charged to NetScout’s results of operations over the remainder of the vesting periods, generally from one to four years. For the years ended March 31, 2004 and 2003, NetScout recorded $127 and $203 of compensation expense related to these options and $5 and $6 of deferred compensation was reversed due to termination of employees, respectively. Also, as part of the NextPoint acquisition, 267,602 shares of NetScout common stock were reserved and were released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continued employment at NetScout. NetScout recorded $4.0 million as deferred compensation related to the reserved shares, which were amortized to stock-based compensation expense over the two-year period of employment. For the year ended March 31, 2003, NetScout recorded $637 as compensation expense related to these reserved shares, respectively.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

11. Retirement Plan

In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which NetScout matches 25% of the employee’s contribution up to 6% of the employee’s salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $746, $710 and $703 to the plan for the years ended March 31, 2005, 2004 and 2003, respectively.

12. Income Taxes

Income (loss) before income tax expense (benefit) consisted of the following:

	Year ended March 31,
	2005	2004	2003
Domestic	$3,144	$(1,696)	$(4,541)
Foreign	675	684	482

	$3,819	$(1,012)	$(4,059)

The components of the income tax expense (benefit) are as follows:

	Year ended March 31,
	2005	2004	2003
Current income tax expense (benefit):
Federal	$(7)	$—	$(666)
State	(88)	27	18
Foreign	204	219	156

	109	246	(492)
Deferred income tax expense (benefit):
Federal	981	(532)	(769)
State	(141)	(181)	(259)

	840	(713)	(1,028)

	949	$(467)	$(1,520)

The components of net deferred tax assets are as follows:

	Year ended March 31,
	2005	2004
Deferred tax assets (liabilities):
Reserves	$290	$395
Accrued expenses	2,002	1,212
Depreciation	623	515
Deferred revenue	2,147	1,464
Intangible assets	(111)	(365)
Net operating loss carryforwards	3,678	5,717
Tax credit carryforwards	1,237	1,041
Other	76	67

	$9,942	$10,046

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

12. Income Taxes (Continued)

At March 31, 2005, NetScout had federal net operating loss carryforwards and federal and state research and development tax credits of approximately $10,509 and $1,195, respectively, available to offset future taxable income. These carryforwards begin to expire in fiscal year 2012.

For federal income tax purposes, a portion of our net operating loss and research and development tax credit carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal tax laws.

The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year ended March 31,
	2005	2004	2003
Statutory U.S. federal tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	2.0	1.2	(1.1)
Stock-based compensation expense	—	3.6	7.3
Research and development tax credits	(1.4)	(18.6)	(9.1)
Income tax loss contingency	(11.5)	—	—
Other	0.8	2.7	0.5
	24.9%	(46.1)%	(37.4)%

In the fiscal year ended March 31, 2005, we recorded a net income tax benefit of $440,000 as a result of the resolution of a federal income tax audit of fiscal years ended March 31, 2003, 2002, 2001, and 2000. This resulted in an (11.5%) impact on the estimated annual effective tax rate.

13. Commitments and Contingencies

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $3,963, $4,040 and $4,030 for the years ended March 31, 2005, 2004 and 2003, respectively.

Future non-cancelable minimum lease commitments (including copiers and automobiles) are as follows:

Year ending March 31,
2006	$3,194
2007	3,157
2008	3,340
2009	3,322
2010	3,323
Remaining years	11,472

Total minimum lease payments	$27,808

Royalties

NetScout has a minimum royalty payment agreement with one of our royalty partners. The future minimum royalty payments due under our current contract are $75 at March 31, 2005.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

Employment Agreements

In August 2004, NetScout amended employment agreements with two employee stockholders, which provide that each employee stockholder will receive a base salary of at least $250. During the term of this agreement, they will also be eligible to receive a year-end bonus based on company performance and individual objectives. Prior to this, in January 1999, NetScout amended employment agreements with the same two employee stockholders, which provided that each employee stockholder will receive a base salary of at least $250 and a year-end non-discretionary bonus of at least $250. For the fiscal years ended March 31, 2003 and 2004, no year-end bonus was paid to either of these two employee stockholders, as both individuals agreed to waive any right or entitlement to the year-end bonuses. The employment agreement is terminable at will but provides that if either employee’s employment is terminated by NetScout without cause, or either decides to terminate his own employment for “good reason,” as defined, each is entitled to receive severance benefits for three years as follows: (i) for the first twelve months following termination, the greater of $175 or base salary as of the date of termination; and (ii) for each subsequent twelve-month period, an amount equal to 120% of the amount received in the immediately preceding twelve months. Each employment agreement provides for a five-year term commencing June 1, 1994 with automatic one-year renewals.

Guarantor’s Agreements

NetScout warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in the probes sold to customers, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions, which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. The Company also warrants that all support services shall be performed in a good and workmanlike manner. The Company believes that its product and support services warranties are consistent with commonly accepted industry standards. No warranty cost roll-forward is presented since revenue associated with warranty is deferred at the time a sale and recognized over the warranty period, therefore, no warranty costs are accrued.

Contracts that NetScout enters into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, the Company may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. and/or EU patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require NetScout to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

On very limited occasions, the Company may agree to provide other forms of indemnification to partners or direct customers, such as indemnification that would obligate the Company to defend and pay any damages awarded to a third party against a partner or direct customer based on a lawsuit alleging that such third party has suffered personal injury and/or tangible property damage legally caused by negligently designed or manufactured products.

The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that the Company could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

these indemnification agreements is unlimited. Historically, the Company has incurred no costs to defend lawsuits or settle claims related to such indemnity agreements and believes the estimated fair value of these agreements is immaterial. If the Company were to have to defend a lawsuit and settle claims, the costs could potentially have a material impact on our financial results.

14. Geographic Information

Revenue was distributed geographically as follows:

	Year ended March 31,
	2005	2004	2003
North America	$69,748	$57,868	$58,679
Europe—Middle East—Africa	11,405	9,906	10,245
Asia—Pacific	4,061	3,760	2,734

	$85,214	$71,534	$71,658

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

15. Subsequent Events

On April 14, 2005, NetScout completed the acquisition of Quantiva, a provider of automated analytics solutions for application performance management. Under the terms of the agreement, the purchase price totaled approximately $9.3 million and was paid in cash. The acquisition of Quantiva is intended to extend NetScout’s product offering with unique technology that automates the process of detecting and diagnosing application performance problems before they impact business critical services. Quantiva’s patent pending technology uses real-time performance metrics to establish statistically detected behavior values using advanced modeling and analytics.

The acquisition will be accounted for using the purchase method of accounting and the results of operations of the acquired business since the date of acquisition will be included in our financial statements for the three-month period ending June 30, 2005. We are still in the process of performing our allocation of purchase price, but expect to assign a significant portion of the purchase price to identifiable intangibles and goodwill. The excess of the purchase price over the amounts allocated to assets will be recorded as goodwill. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment annually as required by SAS 142.

On May 4, 2005, NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all of such options shall become fully exercisable on March 31, 2006. Such options had been granted under NetScout’s equity compensation plans and are held by NetScout’s employees, including its executive officers. Substantially all of such options were “out-of-the-money” as of the time of the acceleration of vesting. Options to purchase 621,234 shares of common stock or 39% of NetScout’s outstanding unvested options (of which options to purchase 112,938 shares or 7% of NetScout’s outstanding unvested options are held by NetScout’s executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $5.62.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

15. Subsequent Events (Continued)

The purpose of the acceleration is to enable NetScout to avoid recognizing stock-based compensation expense associated with these options in future periods in our consolidated statements of operations, upon the adoption of FASB Statement No. 123R, Share-Based Payment, which becomes effective for NetScout on April 1, 2006. The stock-based compensation (pre-tax) expense that will be avoided for the financial statement periods commencing April 1, 2006 and ending December 31, 2008 amounts to approximately $2.4 million over the original vesting periods.

16. Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended 2004 and 2005. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
Revenue	$22,628	$22,000	$20,489	$20,097	$19,526	$18,890	$17,515	$15,603
Gross profit	$16,843	$16,846	$15,511	$15,379	$14,881	$14,362	$13,135	$11,778
Net income (loss)	$610	$906	$1,057	$297	$(177)	$184	$—	$(552)
Basic and diluted net income (loss) per share	$0.02	$0.03	$0.03	$0.01	$(0.01)	$0.01	$—	$(0.02)

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Deductions) Resulting in Charges (Benefits) to Operations	Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2003 Allowance for doubtful accounts	$455,000	(97,000)	(212,000)	$146,000
Year ended March 31, 2004 Allowance for doubtful accounts	$146,000	(80,000)	(26,000)	$40,000
Year ended March 31, 2005 Allowance for doubtful accounts	$40,000	17,000	(23,000)	$34,000

S-1

NetScout Systems, Inc

Index to Exhibits

2.1	Asset Purchase Agreement dated as of February 12, 2005 between NetScout and Quantiva, Inc. (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on April 20, 2005 and incorporated herein by reference).

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of NetScout (filed as Exhibit 3.2, 4.2 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.1	1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.2	1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement—Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).*

10.4	1999 Employee Stock Purchase Plan, as amended (included as Annex A to NetScout’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference).*

10.5	Stock Purchase and Redemption Agreement dated December 31, 1998 by and among NetScout, Greylock Equity Limited Partnership, certain affiliates of TA Associates, Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.6	Amended and Restated Rights Agreement entered into as of January 15, 1999 by and among NetScout, Greylock Equity Limited Partnership, certain affiliates of TA Associates, Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.5 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.7	Amended and Restated Loan and Security Agreement dated March 12, 1998 by and between NetScout and Silicon Valley Bank (filed as Exhibit 10.7 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.8	Loan Modification Agreement entered into March 11, 1999 between NetScout and Silicon Valley Bank (filed as Exhibit 10.8 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.9	Project Development and License Agreement dated as of July 13, 1994 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.10 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.10	Amendment No. 1 to the Project Agreement and Design License Agreement dated as of January 4, 1995 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.11 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.11	Private Label Agreement effective as of October 17, 1995 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.12 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.12	Amendment to Private Label Agreement and Project Development and License Agreement dated May 15, 1996 by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.13 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.13	Amendment No. 3 to the Private Label Agreement and Project Development and License Agreement by and between Cisco Systems, Inc. and NetScout (filed as Exhibit 10.14 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.14	Amendment No. 4 to Private Label Agreement and Project Development and License Agreement by and between Cisco System, Inc. and NetScout effective as of February 23, 1998 (filed as Exhibit 10.15 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.15	Amendment No. 5 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of December 26, 1999 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and incorporated herein by reference).

10.16	Amendment No. 6 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of April 13, 2001 (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

10.17	Amendment No. 7 to Private Label Agreement and Project Development and License Agreement between Cisco Systems, Inc. and NetScout effective as of August 1, 2002 (filed as Exhibit 10 to NetScout’s Current Report on Form 8-K filed on October 30, 2002 and incorporated herein by reference).

10.18	Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.19	Amendment No. 1 to Agreement Relating to Employment dated January 14, 1999 by and between NetScout and Anil Singhal (filed as Exhibit 10.17 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.20	Amendment No. 2 to Agreement Relating to Employment dated August 5, 2004 by and between NetScout and Anil Singhal (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.21	Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference)*

10.22	Amendment No. 1 to Agreement Relating to Employment dated January 14, 1999 by and between NetScout and Narendra Popat (filed as Exhibit 10.19 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.23	Amendment No. 2 to Agreement Relating to Employment dated August 5, 2004 by and between NetScout and Narendra Popat (filed as Exhibit 10.2 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.24	Loan Modification Agreement entered into March 10, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.25 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.25	Loan Modification Agreement entered into June 27, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.22 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.26	Loan Modification Agreement entered into March 9, 2001 between NetScout and Silicon Valley Bank (filed as Exhibit 10.23 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.27	Loan Modification Agreement entered into March 10, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10.24 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and incorporated herein by reference).

10.28	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.29	1997 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.3 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.30	2000 Stock Incentive Plan of NextPoint, assumed by NetScout (filed as Exhibit 4.4 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.31	Loan Modification Agreement entered into November 7, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 and incorporated herein by reference).

10.32	Loan Modification Agreement entered into March 19, 2003 between NetScout and Silicon Valley Bank (filed as Exhibit 10.30 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

10.33	Loan Modification Agreement entered into July 31, 2003, but effective as of June 8, 2003, between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

10.34	Loan Modification Agreement entered into June 9, 2004, but effective as of June 8, 2004, between NetScout and Silicon Valley Bank (filed as Exhibit 10.32 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

21	Subsidiaries of NetScout.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.