Form 10-Q
period 2005-06-30
NETSCOUT SYSTEMS INC
filed 2005-08-08
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0000-26251

NETSCOUT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2837575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

310 Littleton Road, Westford, MA 01886

(978) 614-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 2, 2005 was 30,970,972.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$33,498	$57,070
Marketable securities	43,786	26,793
Accounts receivable, net of allowance for doubtful accounts of $32 and $34 at June 30, 2005 and March 31, 2005, respectively	11,107	11,886
Inventories	3,123	3,114
Refundable income taxes	1,477	1,399
Deferred income taxes	2,361	2,356
Prepaids and other current assets	2,954	3,003

Total current assets	98,306	105,621
Fixed assets, net	6,407	6,011
Goodwill	36,533	28,839
Other intangible assets, net	1,446	-
Capitalized software development costs, net	55	221
Deferred income taxes	7,286	7,586
Restricted cash	1,332	-
Other assets	12	9

Total assets	$151,377	$148,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,524	$2,520
Accrued compensation	6,595	6,385
Accrued other	2,927	2,976
Deferred revenue	17,425	17,680

Total current liabilities	29,471	29,561

Accrued compensation	16	-
Deferred acquisition payment	1,332	-
Deferred revenue	1,260	1,277

Total long term liabilities	2,608	1,277

Total liabilities	32,079	30,838

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2005 and March 31, 2005	-	-
Common stock, $0.001 par value: 150,000,000 shares authorized; 35,168,230 and 34,892,273 shares issued and 30,965,007 and 30,689,050 shares outstanding at June 30, 2005 and March 31, 2005, respectively	35	35
Additional paid-in capital	114,158	112,286
Accumulated other comprehensive loss	(92)	(130)
Deferred compensation	(713)	-
Treasury stock at cost, 4,203,223 shares at June 30, 2005 and March 31, 2005	(26,490)	(26,490)
Retained earnings	32,400	31,748

Total stockholders’ equity	119,298	117,449

Total liabilities and stockholders’ equity	$151,377	$148,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenue:
Product	$15,046	$11,560
Service	8,271	8,105
License and royalty	184	432

Total revenue	23,501	20,097

Cost of revenue:
Product	4,539	3,653
Service	1,257	1,065

Total cost of revenue	5,796	4,718

Gross profit	17,705	15,379

Operating expenses:
Research and development (including stock-based compensation of $59 and $-, respectively)	4,614	4,319
Sales and marketing (including stock-based compensation of $20 and $-, respectively)	10,022	8,783
General and administrative	2,285	1,954
Amortization of other intangible assets	119	-
In-process research and development	143	-

Total operating expenses	17,183	15,056

Income from operations	522	323
Interest income and other expenses, net	514	179

Income before income tax expense	1,036	502
Income tax expense	384	205

Net income	$652	$297

Basic net income per share	$0.02	$0.01
Diluted net income per share	$0.02	$0.01
Shares used in computing:
Basic net income per share	30,840	30,448
Diluted net income per share	31,413	31,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$652	$297
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of the acquisition of Quantiva’s business:
Depreciation	613	558
Amortization of other intangible assets	119	-
Amortization of capitalized software	166	166
In-process research and development	143	-
Loss on disposal of fixed assets	30	19
Stock-based compensation expense	79	-
Deferred income taxes	303	153
Changes in assets and liabilities:
Accounts receivable, net	779	(670)
Inventories	(9)	381
Refundable income taxes	(78)	(70)
Prepaids and other current assets	71	(127)
Other assets	(3)	9
Accounts payable	4	451
Accrued compensation and other expenses	177	731
Deferred revenue	(272)	(551)

Net cash provided by operating activities	2,774	1,347

Cash flows from investing activities:
Adjustments to reconcile net income to cash provided by investing activities, net of the effects of the acquisition of Quantiva’s business:
Purchase of marketable securities	(25,757)	(14,958)
Proceeds from maturity of marketable securities	8,794	24,884
Acquisition of Quantiva	(9,442)	-
Purchase of fixed assets	(1,013)	(848)

Net cash (used in) provided by investing activities	(27,418)	9,078

Cash flows from financing activities:
Proceeds from issuance of common stock	1,072	656

Net cash provided by financing activities	1,072	656

Net (decrease) increase in cash and cash equivalents	(23,572)	11,081
Cash and cash equivalents, beginning of period	57,070	19,011

Cash and cash equivalents, end of period	$33,498	$30,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$11
Cash paid for income taxes	$177	$129

Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options recorded to additional paid-in capital	$8	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2005 and for the three months ended June 30, 2005 and 2004, respectively, have been prepared by NetScout Systems, Inc. (“NetScout”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of NetScout’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of NetScout’s financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results of operations for the year ending March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 3, 2005.

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

Had compensation cost for NetScout’s option plans been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, NetScout’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Three Months Ended June 30,
	2005	2004
Net income as reported	$652	$297
Add: stock-based compensation under APB No. 25	79	-
Deduct: stock-based employee compensation expense determined under fair value-based methods for all awards, net of tax	(849)	(1,515)

Pro forma net loss	$(118)	$(1,218)

Basic net income (loss) per share:
As reported	$0.02	$0.01
Pro forma	$(0.00)	$(0.04)
Diluted net income (loss) per share:
As reported	$0.02	$0.01
Pro forma	$(0.00)	$(0.04)

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

2.	Stock-Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,
Option Plans	2005	2004
Expected option term	5 years	4 years
Weighted average risk-free interest rate	4.0%	3.6%
Expected volatility	95%	100%
Dividend yield	-	-
Weighted average fair value	$3.31	$4.53

	Three Months Ended June 30,
Stock Purchase Plan	2005	2004
Expected option term	0.5 years	0.5 years
Weighted average risk-free interest rate	3.2%	1.8%
Expected volatility	59%	100%
Dividend yield	-	-
Weighted average fair value	$1.23	$2.39

In May 2005, NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. The purpose of this acceleration was to enable NetScout to avoid recognizing stock-based compensation expense associated with these options in future periods upon the adoption of SFAS No. 123(R), which becomes effective for NetScout on April 1, 2006. As a result of these accelerations, an immaterial expense was recorded in the three months ending June 30, 2005.

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

Marketable Securities

Marketable securities held by NetScout at June 30, 2005, with maturity dates of July 2005 through March 2006, are as follows:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$10,081	$(92)	$9,989
Commercial paper	34,831	-	34,831
Less restricted investment	1,044	(10)	1,034

Marketable securities	$43,868	$(82)	$43,786

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

3.	Cash, Cash Equivalents and Marketable Securities (Continued)

Marketable securities held by NetScout at March 31, 2005, with maturity dates of April 2005 through March 2006, are as follows:

	Amortized Costs	Unrealized Gains/ (Losses)	Fair Value
U.S. government and municipal obligations	$10,031	$(130)	$9,901
Commercial paper	17,878	-	17,878

Less restricted investment	1,004	(18)	986

Marketable securities	$26,905	$(112)	$26,793

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.0 million, which is currently included in prepaids and other current assets. As of June 30, 2005 and March 31, 2005, there were unrealized losses of $10 and $18, respectively, recorded as other comprehensive income (loss), net of $0 tax.

4.	Inventories

Inventories are stated at actual cost. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	June 30, 2005	March 31, 2005
Raw materials	$2,535	$2,635
Work in process	125	33
Finished goods	463	446

	$3,123	$3,114

5.	Acquisition

On April 14, 2005, NetScout completed the acquisition of substantially all of the assets of Quantiva, Inc. (“Quantiva”), a provider of automated analytics solutions for application performance management. The acquisition of Quantiva’s business is intended to extend NetScout’s product offering with unique technology that automates detection and diagnosis of application performance problems before they impact business critical services. Quantiva’s patent pending technology uses real-time performance metrics to establish statistically detected behavior values using advanced modeling and analytic technologies. The Company’s financial statements include the results of operations of Quantiva subsequent to the acquisition date.

The total purchase price was approximately $9.4 million and was paid in cash. Cash paid includes $1.3 million in escrow to be paid sixteen months from the date of the acquisition. The Company has recorded the cash in escrow as Restricted Cash on the balance sheet, with an offsetting long-term liability reported as deferred acquisition payment. On the sixteenth month anniversary of the acquisition, the $1.3 million escrow and any interest earned on the balance, will be paid to Quantiva, which will reduce the restricted cash and corresponding

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

5.	Acquisition (Continued)

liability balances to $0. The escrow account was established to satisfy potential future claims and obligations that could arise subsequent to the acquisition. At the present time, NetScout is unaware of any such claims or obligations. The purchase price includes capitalized acquisition costs of approximately $146 consisting of legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The total purchase price of $9.4 million has been allocated to the tangible and intangible assets acquired based on NetScout’s estimates of fair values at the time of acquisition as follows:

Current assets	$14
Fixed assets	26
Intangible assets	1,708
Goodwill	7,694

Total purchase price including acquisition costs	$9,442

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from new technology and synergies related to the integration of Quantiva with our High Definition Performance Monitoring and nGenius Flow Recorder, forming our three-prong technological strategy. Goodwill from the Quantiva acquisition will be included within the Company’s one reporting unit and will be included in our enterprise-level annual review for impairment. Goodwill for tax purposes is deductible over a 15-year period.

The following table reflects the estimated fair value of the acquired intangible assets and related estimates of useful lives:

Software	$1,255	3-year useful life
Non-compete agreements	310	2-year useful life
In-process research and development	143

	$1,708

The acquired research and development of $143 was charged to expense as a separate line item within operating expenses on the consolidated statement of operations for the three months ended June 30, 2005.

NetScout recorded compensation expense totaling $16 related to deferred payments to be paid to two individuals two years from the date of the closing. These deferred payments are in lieu of payments the individuals would have received as security holders of Quantiva. The total amount of deferred payments to be made is $150.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

5.	Acquisition (Continued)

The following pro forma information presents a summary of the historical consolidated statements of operations of the Company and Quantiva for the three months ended June 30, 2005 and 2004, giving effect to the merger as if it occurred on April 1, 2005 and 2004, respectively.

	Three Months Ended June 30,
	2005	2004
Pro forma revenues	$23,540	$20,123

Pro forma net income (loss)	563	(156)

Pro forma earnings (loss) per share:
Basic	$0.02	$(0.01)

The pro forma net income and earnings per share for each period presented primarily includes adjustments for amortization of intangibles, stock-based compensation and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

6.	Goodwill & Other Intangible Assets

Goodwill

The carrying amount of goodwill was $36.5 million and $28.8 million as of June 30, 2005 and 2004, respectively. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. (“NextPoint”) in July 2000 and substantially all of the assets of Quantiva, Inc. (“Quantiva”) on April 14, 2005 (Note 5). In accordance with SFAS No. 142, goodwill is not amortized, but instead will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

The change in the carrying amount of goodwill for the three months ended June 30, 2005 is as follows:

Balance as of March 31, 2005	$28,839
Goodwill related to the acquisition of Quantiva’s business	7,694

Balance as of June 30, 2005	$36,533

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

6.	Goodwill & Other Intangible Assets (Continued)

Other Intangible Assets

The carrying amount of other intangible assets was $1.4 million as of June 30, 2005. We account for our intangible assets at historical cost. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize other intangible assets over their useful lives as applicable. Other Intangible Assets consist of the following as of June 30, 2005:

	June 30, 2005
	Cost	Accumulated Amortization	Net
Software	$1,255	$87	$1,168
Non-compete agreements	310	32	278

	$1,565	$119	$1,446

There were no carrying amounts of other intangible assets as of June 30, 2004. Amortization of intangible assets was approximately $119 for the three months ended June 30, 2005.

The following is the future annual amortization expense for the years ended March 31

2006	$550
2007	574
2008	424
2009	17

Total	$1,565

The weighted average useful life of the amortized other intangible assets is 2.8 years.

7.	Capitalized Software Development Costs

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the three month period ended June 30, 2003, NetScout capitalized $1.1 million of software development costs. Beginning in August 2003, NetScout commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs was $166 for the three months ending June 30, 2005 and 2004.

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

Contracts that NetScout enters into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, the Company may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or EU patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require NetScout to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

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

The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that the Company could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. Historically, the Company has incurred no costs to defend lawsuits or settle claims relating to such indemnity agreements and believes the estimated fair value of these agreements is immaterial. If the Company were to have to defend a lawsuit and settle claims, the costs could potentially have a material impact on our financial results.

9.	Material Transactions Affecting Stockholders’ Equity

Restricted Stock

On April 14, 2005, NetScout granted stock-based awards to employees who were also former employees of Quantiva and to a consultant who was also a former consultant of Quantiva, a company whose assets were acquired by NetScout (Note 5). These awards consisted of grants of 154,348 restricted stock units, which vest

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

9.	Material Transactions Affecting Stockholders’ Equity (Continued)

over two years and do not have an exercise price. NetScout recorded the intrinsic and the fair value of the restricted stock units granted to former employees and consultants as deferred compensation and recognized the current period expense in accordance with the appropriate accounting pronouncements. NetScout estimated the fair value of these restricted stock units using a per share value of $4.14, which represents NetScout’s market price on the date of grant. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense. Upon the grant of the restricted stock units, deferred compensation for the fair market value of the restricted stock units on the date granted was recorded as deferred compensations within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The gross value of these awards at June 30, 2005 was approximately $674. Amortization expense related to these grants for the three months ended June 30, 2005 was $71.

Stock Options

On April 14, 2005, NetScout granted a stock-based award to certain former consultants of Quantiva, a company acquired by NetScout (Note 5). These awards consisted of options to purchase 20,000 NetScout common shares, which vest over a four year period and have an exercise price of $4.14. Upon the grant of the options, deferred compensation for the fair market value of the options on the date granted was recorded as deferred compensation within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The gross value of these awards at June 30, 2005 was approximately $104. Amortization expense related to these options for the three months ended June 30, 2005 was $6. NetScout calculated the fair value and related compensation expense in accordance with EITF 96-18. These options will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense. Fair value of the stock options was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	None
Expected volatility	95%
Risk-free interest rate	3.72%
Expected life (years)	4.75

Acceleration of Stock Option Vesting Period

On May 4, 2005, NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. Such options had been granted under NetScout’s equity compensation plans and are held by NetScout’s employees, including its executive officers. Substantially all of such options were “out-of-the-money” as of the time of the acceleration of vesting. Options to purchase 621,234 shares of common stock or 39% of NetScout’s outstanding unvested options (of which options to purchase 112,938 shares or 7% of NetScout’s outstanding unvested options are held by NetScout’s executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $5.62. As a result of the acceleration, NetScout recorded approximately $14 of deferred compensation within stockholder’s equity, which will be subsequently amortized as compensation expense over the remaining vesting periods. Amortization expense related to the acceleration of options for the three months ended June 30, 2005 was $2.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

10.	Treasury Stock

On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout’s stock repurchase program may be made from time to time without prior notice. During the three months ended June 30, 2005 and 2004, NetScout did not repurchase any shares of common stock. As of June 30, 2005, NetScout has repurchased 158,000 shares of common stock under this program.

11.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows:

	Three Months Ended June 30,
	2005	2004
Basic:
Net income applicable to common stockholders	$652	$297

Weighted average common shares outstanding	30,839,747	30,448,448

Basic net income per share	$0.02	$0.01

Diluted:
Net income applicable to common stockholders	$652	$297

Weighted average common shares outstanding	30,839,747	30,448,448
Stock options	492,767	1,261,534
Restricted stock units	80,490	-

Diluted weighted average shares	31,413,004	31,709,982

Diluted net income per share	$0.02	$0.01

The following table sets forth common stock excluded from the calculation of diluted net loss per share, since their inclusion would be antidilutive:

	Three Months Ended June 30,
	2005	2004
Stock options	1,657,769	1,280,316

12.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) adjustments primarily consist of unrealized gains and losses on marketable securities and restricted investment. Other comprehensive income (loss) for the three months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,
	2005	2004
Net income	$652	$297
Unrealized gains (loss) on marketable securities and restricted investment, net of $0 tax	38	(130)

Other comprehensive income (loss)	$690	$167

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

13.	Geographic Information

Total revenue was distributed geographically as follows:

	Three Months Ended June 30,
	2005	2004
North America	$18,456	$17,269
Europe – Middle East – Africa	3,768	1,716
Asia-Pacific	1,277	1,112

	$23,501	$20,097

The North America revenue includes sales to North American resellers. These North American resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship NetScout products to international locations. NetScout reports these shipments as North America revenue since NetScout ships the products to a North American location. Revenue attributable to locations outside of North America is a result of export sales. Substantially all of NetScout’s identifiable assets are located in the United States.

14.	Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the annual reporting period that begins after June 15, 2005. In May 2005, NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. The purpose of this acceleration was to enable NetScout to avoid recognizing stock-based compensation expense associated with these options in future periods upon the adoption of SFAS No. 123(R), which becomes effective for NetScout on April 1, 2006. Irrespective of these accelerations, SFAS No. 123(R) will impact NetScout’s financial statements upon adoption. NetScout is continuing to evaluate this financial statement impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. NetScout does not expect the adoption of SFAS No. 151 will have a material effect on our financial position or operating results.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

14.	Recently Issued Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—Amendment of ABP Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exceptions for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. NetScout does not expect the adoption of SFAS No. 153 will have a material effect on our financial position or operating results.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations.

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

In the three months ended June 30, 2005 we achieved our eighth quarter of sequential revenue growth, up 17% from June 30, 2004. We expect revenue to increase sequentially from the first quarter of fiscal year 2006 to the second quarter of fiscal year 2006. We are on track to achieve our goal of 15-20% revenue growth for the fiscal year. In the first quarter of fiscal year 2006, we delivered our High Definition Performance Management technology that provides application traffic visibility across the enterprise. This technology, combined with our nGenius Flow Recorder and our acquisition of substantially all of the assets of Quantiva, Inc. (“Quantiva”), furthers our strategy to deliver automated analytical products to our customers. With this three-prong strategy, NetScout is bridging the performance problem lifecycle, from discovery through trouble shooting, positioning to meet the needs of the emerging “application-aware” network operations center and increasing our strategic value to our customers. In future quarters, we also plan to continue to strengthen our channel relationships and launch new marketing programs to grow our market share and continue our revenue growth.

For the three months ended June 30, 2005, our total revenue increased $3.4 million to $23.5 million compared to the $20.1 million of total revenue for the three months ended June 30, 2004. In addition, our cost of revenue increased by $1.1 million to $5.8 million for the three months ended June 30, 2005 compared to $4.7 million in the three months ended June 30, 2004. Gross profit at $17.7 million, or 75.3% of revenue, in the three months ended June 30, 2005 increased from $15.4 million, or 76.5% of revenue, in the three months ended June 30, 2004. Our gross margin is primarily impacted by the mix and volume of product, service, license and royalty revenue. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

For the three months ended June 30, 2005, our total operating expenses were at $17.2 million, which include research and development, sales and marketing, general and administrative expenses, amortization of intangibles and in-process research and development expenses, increasing by $2.1 million compared to the $15.1 million of total operating expenses in the three months ended June 30, 2004. Primary contributors to this increase in overall expenses were a $575,000 increase in personnel costs due to increased headcount, employee compensation, including incentive compensation, a $608,000 increase in commissions which was mainly due to increased revenue attainment and higher attainment of incentive programs, a $284,000 increase in marketing spending, a $79,000 increase in stock-based compensation expenses mainly due to the acquisition of Quantiva’s business, and $119,000 in amortization of intangibles and $143,000 of in-process research and development expenses, both resulting from the acquisition of Quantiva’s business.

Net income for the three months ended June 30, 2005 increased by $355,000 to $652,000 compared to a net income of $297,000 for the three months ended June 30, 2004. This increase is primarily due to the increase in gross profit of $2.3 million that resulted from higher revenue attainment and an increase of $335,000 in interest income due to higher interest rates, partially offset by the increase in operating expenses of $2.1 million and an increase of $179,000 in income tax expense due to higher income before tax.

Critical Accounting Policies

NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of goodwill, valuation of other intangible assets, capitalization of software development costs and internal use software, and income taxes to be critical in fully understanding and evaluating our financial results.

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

License and royalty revenue consists primarily of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or reproduce and sell our software products. License revenue is recognized when delivery of the original equipment manufacturer’s product has occurred and when we become contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon reported product shipments by the license holder.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At June 30, 2005 and 2004, one customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of June 30, 2005, our allowance for doubtful accounts was $32,000. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value by a reserve for obsolete and excess inventory. As of June 30, 2005, our reserve for obsolete and excess inventory was $564,000. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Goodwill

The carrying amount of goodwill was $36.5 million and $28.8 million as of June 30, 2005 and 2004, respectively. The balance as of June 30, 2005 includes an addition of $7.7 million representing the excess purchase price paid by NetScout over the fair value of tangible and intangible assets acquired from Quantiva as of April 14, 2005, the closing date of the acquisition. In accordance with SFAS No. 142, goodwill is not amortized, but instead will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of June 30, 2005, there was no impairment of goodwill.

Valuation of Other Intangible Assets

The carrying amount of other intangible assets was $1.4 million and $0 as of June 30, 2005 and 2004, respectively. We account for our other intangible assets at historical cost. Other intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize other intangible assets over their useful lives as applicable. The company’s other intangible assets resulted from the acquisition of Quantiva’s business on April 14, 2005 (see Note 5).

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

As of June 30, 2005, capitalized software development costs were $1.3 million and accumulated amortization of capitalized software development costs was $1.2 million, resulting in net capitalized software costs of $55,000. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

NetScout is implementing a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to obtain the software system, capitalization began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project. General and administrative costs and overhead costs are not capitalized. As of June 30, 2005, capitalized software for the ERP system totaled $573,000. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is expected to be in the first half of fiscal year 2007.

Income Taxes

NetScout estimates the quarterly income tax expense based on our projected annual effective tax rate. Significant judgments and estimates are made when assessing NetScout’s projected annual effective tax rate. In addition, we may record certain tax reserves to address potential exposures involving our tax positions. Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. If these judgments and estimates prove to be materially inaccurate, our tax rate could fluctuate significantly and our financial results could be materially and adversely impacted in the future.

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

As of June 30, 2005, deferred income tax assets were $9.6 million, consisting primarily of $3.3 million of federal net operating loss carryforwards and $530,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $5.0 million of other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended June 30,
	2005	2004
Revenue:
Product	64.0%	57.5%
Service	35.2	40.3
License and royalty	0.8	2.2

Total revenue	100.0	100.0

Cost of revenue:
Product	19.3	18.2
Service	5.4	5.3

Total cost of revenue	24.7	23.5

Gross margin	75.3	76.5

Operating expenses:
Research and development	19.6	21.5
Sales and marketing	42.7	43.7
General and administrative	9.7	9.7
Amortization of other intangible assets	0.5	-
In-process research and development	0.6	-

Total operating expenses	73.1	74.9

Income from operations	2.2	1.6
Interest income and other expenses, net	2.2	0.9

Income before income tax expense	4.4	2.5
Income tax expense	1.6	1.0

Net income	2.8%	1.5%

Three Months Ended June 30, 2005 and 2004

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30, (Dollars in Thousands)		Percentage Change
	2005	2004
Revenue:
Product	$15,046	$11,560	30%
Service	8,271	8,105	2%
License and royalty	184	432	(57)%

Total revenue	$23,501	$20,097	17%

Product.    The 30% or $3.5 million increase in product revenue was primarily due to an increase of approximately 24% in average selling price per unit for the three month period due to the sale of our high end probes and an increase of approximately 4% in unit sales. Also contributing to the increase in product revenue were increases in unit sales of our nGenius® appliance products. We expect to continue to generate increasing sales sequentially from the first quarter to the second quarter of fiscal year 2006.

Service.    The 2% or $166,000 increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. We expect service revenue in absolute dollars to increase sequentially from the first quarter to the second quarter of fiscal year 2006.

License and royalty.    The 57% or $248,000 decrease in license and royalty revenue was primarily due to a decrease in unit sales due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement. NetScout does not expect a material impact from Cisco’s non-renewal of the reseller agreement with Cisco, as it is offering Cisco Real Time Monitor 1.4 customers a purchase option to migrate to nGenius Performance Manager.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Percentage Change
	2005		2004
Indirect	$14,336	61%	$10,022	50%	43%
Direct	9,165	39	10,075	50	(9)%

Total Revenue	$23,501	100%	$20,097	100%	17%

Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a domestic location.

Total revenue was distributed geographically as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Percentage Change
	2005		2004
Geographic mix:
North America	$18,456	79%	$17,269	86%	7%
International:
Europe – Middle East – Africa	3,768	16	1,716	9	120%
Asia – Pacific	1,277	5	1,112	5	15%

Subtotal International:	5,045	21	2,828	14	78%

Total Revenue	$23,501	100%	$20,097	100%	17%

Revenue from sales to customers outside North America increased 78% as a result of continued sales and marketing focus in international regions. NetScout expects revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Three Months Ended June 30, (Dollars in Thousands)		Percentage Change
	2005	2004
Cost of revenue:
Product	$4,539	$3,653	24%
Service	1,257	1,065	18%

Total cost revenue	$5,796	$4,718	23%

Gross profit:
Product $	$10,507	$7,907	33%
Product %	70%	68%

Service $	7,014	7,040	(0)%
Service %	85%	87%

License and royalty $	184	432	(57)%
License and royalty %	100%	100%

Total gross profit $	$17,705	$15,379	15%

Total gross margin %	75%	77%

Product.    The 24% or $886,000 increase in cost of product revenue corresponds with the 30% or $3.5 million increase in product revenue as well as an approximate 17% increase in average cost per unit due to the sale of our high end probes. The product gross margin percentage increased by 2 points to 70% from 68%. We expect to generate increasing sales sequentially from the first quarter to the second quarter of fiscal year 2006; therefore, we expect the cost of product revenue to increase in absolute dollars and product gross margin percentage to remain relatively constant from the first quarter to the second quarter of fiscal year 2006.

Service.    The 18% or $192,000 increase in cost of service revenue was primarily due to a $86,000 increase in personnel costs due to increased employee compensation, including incentive compensation, a $61,000 increase in support expenses attributable to repairs and software maintenance updates, and a $43,000 increase in travel expenses to support our customers. The 0% or $26,000 decrease in service gross profit corresponds with the 2% or $166,000 increase in service revenue, offset by the 18% or $192,000 increase in cost. We anticipate cost of service revenue to decrease in absolute dollars sequentially from the first quarter to the second quarter of fiscal year 2006 due to expected reductions in support and travel expenses, partially offset by increases in employee compensation expenses.

Gross profits.    Our gross profit in absolute dollars increased 15% or $2.3 million. This increase was partially due to the $3.5 million increase in product revenue, offset by the associated $886,000 increase in product costs. Offsetting the increase in product gross margin was the $248,000 decrease in royalty revenue. The net effect of the combined increases in revenue and cost and decrease in royalty revenue was a 2 point decrease in gross margin percentage. We anticipate that our gross margin percentage will remain essentially constant sequentially from the first quarter to the second quarter of fiscal year 2006.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Three Months Ended June 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Research and development	$4,614	20%	$4,319	22%	7%

The 7% or $295,000 increase in research and development expenses was primarily due to a $271,000 increase in personnel costs due to increased employee compensation, including incentive compensation and the increase in headcount associated with the four persons hired in connection with the purchase of Quantiva’s business. Average headcount in research and development was 109 and 101 for the three months ended June 30, 2005 and 2004, respectively. We anticipate research and development expenses will increase in absolute dollars sequentially from the first quarter to the second quarter of fiscal year 2006 due to increases in engineering costs associated with new hardware product development, employee compensation and increased stock based compensation.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Three Months Ended June 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Sales and marketing	$10,022	43%	$8,783	44%	14%

The 14% or $1.2 million increase in total sales and marketing expenses was primarily due to a $608,000 increase in commission expense that was mainly due to increased revenue attainment and higher attainment of incentive programs, a $284,000 increase in marketing spending, a $152,000 increase in personnel costs due to increased employee compensation, including incentive compensation, and a $149,000 increase in sales travel. Average headcount in sales and marketing was 143 and 146 for the three months ended June 30, 2005 and 2004, respectively. We anticipate that sales and marketing expenses will increase in absolute dollars sequentially from the first quarter to the second quarter of fiscal year 2006 due to increases in employee compensation and commissions expenses, partially offset by expected decreases in marketing spending and travel expenses due to the timing of events and meetings.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Three Months Ended June 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
General and administrative	$2,285	10%	$1,954	10%	17%

The 17% or $331,000 increase in general and administrative expense was primarily due to a $152,000 increase in personnel costs due to increased employee compensation costs, including incentive compensation and increased headcount to support compliance with requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and a $164,000 increase in professional services, mainly due to efforts associated with compliance with Sarbanes-Oxley. Average headcount in general and administrative was 57 and 52 for the three months ended June 30, 2005 and 2004, respectively. We anticipate general and administrative expenses will remain relatively constant in absolute dollars sequentially from the first quarter to the second quarter of fiscal year 2006.

Amortization of other intangible assets.    Amortization of other intangible assets was $119,000 and $0 for the three months ended June 30, 2005 and 2004, respectively due to the acquisition of Quantiva’s business.

In-process research and development.    In-process research and development was $143,000 for the three months ended June 30, 2005 due to the acquisition of Quantiva’s business. In-process research and development was identified and valued through interview and analysis of data provided by management with the assistance of an independent valuation specialist regarding products under development. The amount assigned to in-process research and development was determined by identifying the specific projects that would be continued and for which technology feasibility had not been established as of the acquisition date and which had no alternative future use. The cost approach, as represented by time invested by Quantiva programmers, was used in valuing the in-process research and development. We recognize that the income approach is the preferable valuation methodology, however, due to the lack of a historical market for the technology, a meaningful cash flow projection could not be developed and therefore the cost approach was determined to be most appropriate.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Three Months Ended June 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Interest income and other expenses, net	$514	2%	$179	1%	188%

The 188% or $335,000 increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense.    We estimate our income tax expense based on the Company’s estimated annual effective tax rate. The income tax expense for the three months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Income tax expense	$384	2%	$205	1%

Net income.    Net income for the three months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Net income	$652	3%	$297	2%

The $355,000 increase in net income was mainly attributable to the increase in product gross profit of $2.6 million, partially offset by increases in personnel costs of $575,000, increases in sales commissions of $608,000, increases in marketing spending of $284,000, increases in professional services of $164,000, increase in sales travel of $149,000, increases in stock-based compensation of $79,000, increases in amortization of other intangibles and in-process research and development of $119,000 and $143,000, respectively, and increases in income tax of $179,000.

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

Commitment and Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on NetScout’s financial position or results of operations.

The only changes in our commitments and contingencies in the three months ending June 30, 2005, were the restricted cash payment of $1.3 million and deferred payments of $150,000 due to two individuals in lieu of payments those individuals would have received as security holders of Quantiva related to the acquisition of substantially all of the assets of Quantiva (Note 5).

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	Three Months Ended June 30, (In Thousands)
	2005	2004
Cash and cash equivalents	$33,498	$30,092
Short-term marketable securities	43,786	40,443
Long-term marketable securities	-	5,968

Cash, cash equivalents, and marketable securities	$77,284	$76,503

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of June 30, 2005, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. No other amounts were outstanding under the line of credit. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of June 30, 2005, we were in compliance with such covenants.

Cash, cash equivalents and marketable securities increased by $781,000 from June 30, 2004 to June 30, 2005. While cash and cash equivalents increased by $3.4 million, short- and long-term marketable securities decreased in total by $2.6 million.

Cash and cash equivalents were impacted by the following:

	Three Months Ended June 30, (In Thousands)
	2005	2004
Net cash provided by operating activities	$2,774	$1,347

Net cash provided by (used in) investing activities	$(27,418)	$9,078

Net cash provided by financing activities	$1,072	$656

Net cash provided by operating activities

Net cash provided by operating activities amounted to $2.8 million and $1.3 million during the three months ended June 30, 2005 and 2004, respectively. The primary sources of operating cash flow in the three months ended June 30, 2005 included net income of $652,000, adjusted to exclude the effects of non-cash charges of $1.5 million, and a decrease of $779,000 in accounts receivable as a result of the timing of sales within the three month period ending June 30, 2005. The primary sources of operating cash flow in the three months ended June 30, 2004 included net income of $297,000, adjusted to exclude the effects of non-cash charges of $896,000, a decrease in inventory of $381,000 due to inventory management initiatives, a $451,000 increase in accounts payable due to the timing of payments, and an increase of $731,000 in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and commissions, offset by a $670,000 increase in accounts receivable as a result of timing of sales within the three month period ending June 30, 2004 and a decrease of $551,000 in deferred revenue, mainly due to the timing of our maintenance contract renewals.

Net cash provided by (used in) investing activities

Cash provided by (used in) investing activities was ($27.4) million and $9.1 million for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, cash provided by (used in) investing activities reflects the purchase of marketable securities of $25.8 million and $15.0 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $8.8 million and $24.9 million, respectively, and the purchase of fixed assets to support our infrastructure of $1.0 million and $848,000, respectively. The increase of purchases of fixed assets year over year is mainly due to the investment in our infrastructure as our company prepares for future growth. We anticipate that our investment in our infrastructure will continue in future quarters. For the three months ended June 30, 2005 net cash provided by (used in) investing activities also reflects the acquisition of Quantiva’s business for $9.4 million.

Net cash provided by financing activities

Cash provided by financing activities was $1.1 million and $656,000 for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the annual reporting period that begins after June 15, 2005. In May 2005, NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. The purpose of this acceleration was to enable NetScout to avoid recognizing stock-based compensation expense associated with these options in future periods upon the adoption of SFAS No. 123(R), which becomes effective for NetScout on April 1, 2006. Irrespective of these accelerations, SFAS No. 123(R) will impact NetScout’s financial statements upon adoption. NetScout is continuing to evaluate this financial statement impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. NetScout does not expect the adoption of SFAS No. 151 will have a material effect on our financial position or operating results.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—Amendment of ABP Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exceptions for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. NetScout does not expect the adoption of SFAS No. 153 will have a material effect on our financial position or operating results.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations.

Certain Factors Which May Impact Future Results

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors are among many that could cause actual results to differ materially from those contained in forward-looking statements made in this report. Additional risks that are not yet identified or that we currently think are immaterial may also impact our business operations. Such factors are among many that may have a material adverse impact upon our business, results of operations and financial condition.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	technology spending by current and potential customers;
•	uneven demand for network management solutions;
•	the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;
•	the timing and market acceptance of new products or product enhancements by us or our competitors;
•	distribution channels through which our products are sold could change;
•	the timing of hiring sales personnel and the speed at which such personnel become productive;
•	our inability to anticipate or adapt effectively to developing markets and rapidly changing technologies;
•	changes in our prices or the prices of our competitors’ products; and
•	economic slowdowns or the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns.

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

We compete with providers of network performance management solutions, such as Concord Communications (which, following the June 7, 2005 acquisition by Computer Associates is part of Computer Associates’ Enterprise Systems Management business unit), and providers of portable network traffic analyzers and probes, such as Network General (formerly a division of Network Associates, Inc.). In addition, leading network equipment providers, including Cisco, could offer their own or competitors’ solutions in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

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

Our success depends on our ability to expand and manage our international operations.    Sales to customers outside North America accounted for 21% and 14% of our total revenue for the three months ended June 30, 2005 and 2004, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

•	expand international indirect distribution channels;
•	hire additional sales personnel;
•	adapt products for local markets and to comply with foreign regulations. For example, in July 2006, the European Union will implement its new Directive on the Restriction of the use of certain Hazardous Substances (“RoHS”), that is designed to restrict the use of cadmium, hexavalent chromium, lead, mercury and certain halogenated flame retardants (PBBs and PBDEs) in electronic products; and
•	manage geographically dispersed operations.

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 61% and 50% of our total revenue for the three months ended June 30, 2005 and 2004, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

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

We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.    We may need to acquire complementary businesses, products or technologies to remain competitive or expand our business. We actively investigate and evaluate potential acquisitions of complementary businesses, products and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all businesses, products or technologies that we seek to acquire. In April 2005, we acquired substantially all assets and operations of Quantiva, a provider of automated analytics solutions for application performance management. The total purchase price for the acquisition was $9.4 million, including acquisition costs. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

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

Our estimates and judgments related to critical accounting policies could be inaccurate.    We consider accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of other intangible assets, valuation of goodwill, capitalized software development costs and internal use software, and income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

Failure to properly manage growth and to implement enhanced automated systems could adversely impact our business.    The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business operations and to continue to enhance our internal controls over financial reporting in accordance with Sarbanes-Oxley. Our ERP selection process is complete and we began implementation efforts in the first quarter of our fiscal year ending March 31, 2006, with the new ERP system anticipated to be operational during the first half of our fiscal year 2007. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, our retention of key personnel and the implementation of our new ERP system, our business, operating results and financial condition could be materially and adversely impacted.

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

Although we have received a favorable assessment of our internal controls from our auditors for the fiscal year ended March 31, 2005, in future years we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting or we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If in future annual reports we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, the price of our common stock may decline.

In order to continue the enhancement of our internal control over financial reporting and to manage the growth and increasing complexity of our business, we are in the process of implementing a new ERP system which is expected to be operational in the first half of fiscal year 2007. If we are unable to successfully implement this system, our internal controls over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

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

Item 4. Controls and Procedures

As of June 30, 2005, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Approximately $23.3 million of the proceeds from our initial public offering were used in the acquisition of NextPoint. The balance of the proceeds from our IPO were used to partially fund the acquisition of Quantiva’s business.

During the first quarter of fiscal year 2006, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 10 to the Condensed Consolidated Financial Statements attached hereto.

Item 6. Exhibits

(a)	Exhibits

10	Loan Modification Agreement entered into June 9th, 2005, but effective June 6, 2005, between NetScout and Silicon Valley Bank.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 8, 2005	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: August 8, 2005	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2005	/s/ Lisa A. Fiorentino
Lisa A. Fiorentino
Vice President, Finance and Administration and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10	Loan Modification Agreement entered into June 9th, 2005, but effective June 6, 2005, between NetScout and Silicon Valley Bank.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002