Form 10-Q
period 2005-09-30
NETSCOUT SYSTEMS INC
filed 2005-11-04
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 2, 2005 was 31,077,148.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$32,706	$57,070
Marketable securities	38,796	26,793
Accounts receivable, net of allowance for doubtful accounts of $35 and $34 at September 30, 2005 and March 31, 2005, respectively	12,204	11,886
Inventories	4,514	3,114
Refundable income taxes	1,419	1,399
Deferred income taxes	2,318	2,356
Prepaids and other current assets	2,098	3,003

Total current assets	94,055	105,621
Fixed assets, net	6,880	6,011
Goodwill	36,561	28,839
Other intangible assets, net	1,302	—
Capitalized software development costs, net	—	221
Deferred income taxes	6,640	7,586
Long-term marketable securities	6,007	—
Restricted cash	1,334	—
Other assets	9	9

Total assets	$152,788	$148,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,481	$2,520
Accrued compensation	6,585	6,385
Accrued other	3,073	2,976
Deferred revenue	16,272	17,680

Total current liabilities	29,411	29,561

Accrued compensation	35	—
Deferred acquisition payment	1,334	—
Deferred revenue	1,124	1,277

Total long term liabilities	2,493	1,277

Total liabilities	31,904	30,838

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2005 and March 31, 2005	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 35,174,195 and 34,892,273 shares issued and 30,970,972 and 30,689,050 shares outstanding at September 30, 2005 and March 31, 2005, respectively	35	35
Additional paid-in capital	114,338	112,286
Accumulated other comprehensive loss	(114)	(130)
Deferred compensation	(739)	—
Treasury stock at cost, 4,203,223 shares at September 30, 2005 and March 31, 2005	(26,490)	(26,490)
Retained earnings	33,854	31,748

Total stockholders’ equity	120,884	117,449

Total liabilities and stockholders’ equity	$152,788	$148,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	$15,069	$12,224	$30,115	$23,784
Service	8,581	7,826	16,852	15,931
License and royalty	—	439	184	871

Total revenue	23,650	20,489	47,151	40,586

Cost of revenue:
Product	4,300	3,901	8,926	7,554
Service	1,177	1,077	2,434	2,142

Total cost of revenue	5,477	4,978	11,360	9,696

Gross profit	18,173	15,511	35,791	30,890

Operating expenses:
Research and development (including stock-based compensation of $83, $-, $142, and $-, respectively)	4,639	4,058	9,253	8,377
Sales and marketing (including stock-based compensation of $24, $-, $44, and $-, respectively)	9,532	8,802	19,554	17,585
General and administrative (including stock-based compensation of $8, $-, $8, and $-, respectively)	2,211	1,806	4,496	3,760
Amortization of other intangible assets	39	—	71	—
In-process research and development	—	—	143	—

Total operating expenses	16,421	14,666	33,517	29,722

Income from operations	1,752	845	2,274	1,168
Interest income and other expenses, net	569	119	1,083	298

Income before income tax expense	2,321	964	3,357	1,466
Income tax expense (benefit)	867	(93)	1,251	112

Net income	$1,454	$1,057	$2,106	$1,354

Basic net income per share	$0.05	$0.03	$0.07	$0.04
Diluted net income per share	$0.05	$0.03	$0.07	$0.04
Shares used in computing:
Basic net income per share	30,970	30,533	30,905	30,491
Diluted net income per share	31,614	31,288	31,512	31,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,106	$1,354
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of the acquisition of Quantiva’s business:
Depreciation	1,331	1,207
Amortization of other intangible assets	71	—
Amortization of capitalized software and expense related to acquired software	413	332
In-process research and development	143	—
Loss on disposal of fixed assets	61	62
Stock-based compensation expense	194	—
Deferred income taxes	1,007	(327)
Changes in assets and liabilities:
Accounts receivable, net	(318)	1,198
Inventories	(1,400)	417
Refundable income taxes	(20)	691
Prepaids and other current assets	921	(541)
Other assets	—	6
Accounts payable	961	(121)
Accrued compensation and other expenses	332	854
Income taxes payable	—	(490)
Deferred revenue	(1,561)	(884)

Net cash provided by operating activities	4,241	3,758

Cash flows from investing activities:
Purchase of marketable securities	(56,519)	(31,857)
Proceeds from maturity of marketable securities	38,523	47,854
Acquisition of Quantiva’s business	(9,470)	—
Purchase of fixed assets	(2,235)	(1,664)

Net cash (used in) provided by investing activities	(29,701)	14,333

Cash flows from financing activities:
Proceeds from issuance of common stock	1,096	768

Net cash provided by financing activities	1,096	768

Net (decrease) increase in cash and cash equivalents	(24,364)	18,859
Cash and cash equivalents, beginning of period	57,070	19,011

Cash and cash equivalents, end of period	$32,706	$37,870

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$122
Cash paid for income taxes	$288	$251

Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options recorded to additional paid-in capital	$23	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2005 and for the three and six months ended September 30, 2005 and 2004, respectively, have been prepared by NetScout Systems, Inc. (“NetScout” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of NetScout’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of NetScout’s financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results of operations for the year ending March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period presentation. This reclassification had no effect on previously reported net income. NetScout reclassified $87 of amortization expense related to software acquired through the acquisition of Quantiva’s business (Note 6) from operating expenses to cost of revenue in the statement of operations as previously reported on Form 10-Q for the three months ended June 30, 2005, as filed with the Securities and Exchange Commission on August 8, 2005.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Had compensation cost for NetScout’s option plans been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, NetScout’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$1,454	$1,057	$2,106	1,354
Add: stock-based compensation under APB No. 25	115	—	194	—
Deduct: stock-based employee compensation expense determined under fair value-based methods for all awards, net of tax	(623)	(1,277)	(1,472)	(2,792)

Pro forma net income (loss)	$946	$(220)	828	$(1,438)

Basic net income (loss) per share:
As reported	$0.05	$0.03	$0.07	$0.04
Pro forma	$0.03	$(0.01)	$0.03	$(0.05)
Diluted net income (loss) per share:
As reported	$0.05	$0.03	$0.07	$0.04
Pro forma	$0.03	$(0.01)	$0.03	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
Option Plans	2005	2004	2005	2004
Expected option term	5 years	4 years	5 years	4 years
Weighted average risk-free interest rate	4.2%	3.6%	4.0%	3.6%
Expected volatility	95%	100%	95%	100%
Dividend yield	—	—		—
Weighted average fair value	$4.33	$4.04	$3.32	$4.55

	Three Months Ended September 30,		Six Months Ended September 30,
Stock Purchase Plan	2005	2004	2005	2004
Expected option term	—	—	0.5 years	0.5 years
Weighted average risk-free interest rate	—	—	3.2%	1.2%
Expected volatility	—	—	59%	100%
Dividend yield	—	—	—	—
Weighted average fair value	$—	—	$1.23	$2.28

In May 2005, NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. The purpose of this acceleration was to enable NetScout to avoid recognizing stock-based compensation expense associated with these options in future periods upon the adoption of SFAS No. 123(R), which becomes effective for NetScout on April 1, 2006. As a result of these accelerations, an expense of $2 and $4 was recorded for the three and six months ended September 30, 2005, respectively.

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

Marketable Securities

Marketable securities held by NetScout at September 30, 2005, with maturity dates of October 2005 through August 2007, are as follows:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$19,141	$(114)	$19,027
Commercial paper	26,838	—	26,838
Less restricted investment	1,078	(16)	1,062

Marketable securities	$44,901	$(98)	$44,803

Short-term marketable securities			$38,796

Long-term marketable securities			$6,007

Marketable securities held by NetScout at March 31, 2005, with maturity dates of April 2005 through March 2006, are as follows:

	Amortized Costs	Unrealised Losses	Fair Value
U.S. government and municipal obligations	$10,031	$(130)	$9,901
Commercial paper	17,878	—	17,878
Less restricted investment	1,004	(18)	986

Marketable securities	$26,905	$(112)	$26,793

Short-term marketable securities			$26,793

Long-term marketable securities			$—

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.1 million, which is currently included in prepaids and other current assets. As of September 30, 2005 and March 31, 2005, there were unrealized losses of $16 and $18, respectively, recorded as other comprehensive income (loss), net of $0 tax.

4.	Income Taxes

The effective income tax rates for the three months and six months ended September 30, 2005 were 37.4% and 37.3%, respectively, compared with (9.6%) and 7.7% for the three and six months ended September 30,

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

2004. The change in the effective income tax rates is primarily due to the resolution of a federal income tax audit for the fiscal years ended March 31, 2000, 2001, 2002 and 2003 during the three months ended September 30, 2004. As a result of completing this income tax audit, NetScout reduced previously accrued income taxes and recorded a $440 discrete net income tax benefit during the quarter ended September 30, 2004.

5.	Inventories

Inventories are stated at actual cost. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	September 30, 2005	March 31, 2005
Raw materials	$3,458	$2,635
Work in process	394	33
Finished goods	662	446

	$4,514	$3,114

6.	Acquisition

On April 14, 2005, NetScout completed the acquisition of substantially all of the assets of Quantiva, a provider of automated analytics solutions for application performance management. The acquisition of Quantiva’s business is intended to extend NetScout’s product offering with unique technology that automates detection and diagnosis of application performance problems before they impact business critical services. Quantiva’s patent pending technology uses real-time performance metrics to establish statistically detected behavior values using advanced modeling and analytic technologies. The Company’s financial statements include the results of operations of Quantiva subsequent to the acquisition date.

The total purchase price was approximately $9.5 million and was paid in cash. Cash paid includes $1.3 million in escrow to be paid sixteen months from the date of the acquisition. The Company has recorded the cash in escrow as Restricted Cash on the balance sheet, with an offsetting long-term liability reported as deferred acquisition payment. On the sixteenth month anniversary of the acquisition, the $1.3 million escrow and any interest earned on the balance, will be paid to Quantiva, which will reduce the restricted cash and corresponding liability balances to $0. The escrow account was established to satisfy potential claims and obligations that could arise subsequent to the acquisition. At the present time, NetScout is unaware of any such claims or obligations. The purchase price includes capitalized acquisition costs of approximately $166 consisting of legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The total purchase price of $9.5 million has been allocated to the tangible and intangible assets acquired based on NetScout’s estimates of fair values at the time of acquisition as follows:

Current assets	$7
Fixed assets	26
Intangible assets	1,708
Goodwill	7,722

Total purchase price including acquisition costs	$9,463

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from new technology and synergies related to the integration of Quantiva with our High Definition Performance Monitoring and nGenius Flow Recorder, forming our three-prong technology strategy. Goodwill from the Quantiva acquisition will be included within the Company’s one reporting unit and will be included in our enterprise-level annual review for impairment. Goodwill for tax purposes is deductible over a 15-year period.

The following table reflects the estimated fair value of the acquired intangible assets and related estimates of useful lives:

Software	$1,255	3-year useful life
Non-compete agreements	310	2-year useful life
In-process research and development	143

	$1,708

The acquired research and development of $143 was charged to expense as a separate line item within operating expenses on the consolidated statement of operations for the six months ended September 30, 2005.

NetScout recorded compensation expense totaling $19 and $34 for the three and six months ended September 30, 2005 related to deferred payments to be paid to two individuals two years from the date of the closing. These deferred payments are in lieu of payments the individuals would have received as security holders of Quantiva. The total amount of deferred payments to be made is $150 which is anticipated to be paid by April 2007.

The following pro forma information presents a summary of the historical consolidated statements of operations of the Company and Quantiva for the three and six months ended September 30, 2005 and 2004, giving effect to the merger as if it occurred on April 1, 2005 and 2004, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Pro forma revenues	$23,650	$20,515	$47,190	$40,638
Pro forma net income	1,455	610	2,018	454
Pro forma earnings per share:
Basic	$0.05	$0.02	$0.07	$0.01
Diluted	$0.05	$0.02	$0.06	$0.01

The pro forma net income and earnings per share for each period presented primarily includes adjustments for amortization of intangibles, stock-based compensation and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

7.	Goodwill & Other Intangible Assets

Goodwill

The carrying amount of goodwill was $36.6 million and $28.8 million as of September 30, 2005 and 2004, respectively. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. (“NextPoint”) in July 2000 and substantially all of the assets of Quantiva on April 14, 2005 (Note 6). The Company recorded $7.7 million of goodwill at the acquisition date related to Quantiva. During the three months ended

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

September 30, 2005, goodwill was increased by a total of $28 due to additional acquisition related costs. In accordance with SFAS No. 142, goodwill is not amortized, but instead will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

The change in the carrying amount of goodwill for the three and six months ended September 30, 2005 is as follows:

	For the Three Months Ended September 30, 2005	For the Six Months Ended September 30, 2005
Balance as of beginning of period	$36,533	$28,839
Goodwill related to the acquisition of Quantiva’s business	—	7,694
Adjustment to Quantiva goodwill	28	28

Balance as of September 30, 2005	$36,561	$36,561

Other Intangible Assets

The carrying amount of other intangible assets was $1.3 million as of September 30, 2005. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize other intangible assets over their estimated useful lives on a straight-line basis. Other Intangible Assets consist of the following as of September 30, 2005:

	September 30, 2005
	Cost	Accumulated Amortization	Net
Software	$1,255	$192	$1,063
Non-Compete Agreements	310	71	239

	$1,565	$263	$1,302

There were no carrying amounts of other intangible assets as of September 30, 2004. Amortization of capitalized software related to other intangible assets, included as cost of product revenue, was approximately $105 and $192 for the three and six months ended September 30, 2005. Amortization of other intangible assets, included as operating expense, was approximately $39 and $71 for the three and six months ended September 30, 2005, respectively.

The following is the future annual amortization expense for the years ended March 31

2006	$550
2007	574
2008	424
2009	17

Total	$1,565

The weighted average useful life of the amortized other intangible assets is 2.8 years.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

8.	Capitalized Software Development Costs and Purchased Software

Costs incurred in the research and development of NetScout’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the six month period ended September 30, 2003, NetScout capitalized $1.3 million of software development costs. Beginning in August 2003, NetScout commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs was $221 and $332 for the six months ending September 30, 2005 and 2004. NetScout also capitalizes purchased software in accordance with SFAS No. 86. During the six months ended September 30, 2005, NetScout capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 6). Amortization of capitalized purchased software was $192.

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

9.	Commitments and Contingencies

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

10.	Material Transactions Affecting Stockholders’ Equity

Restricted Stock

On April 14, 2005, NetScout granted stock-based awards to employees who were also former employees of Quantiva and to a consultant who was also a former consultant of Quantiva, a company whose assets were acquired by NetScout (Note 6). These awards consisted of grants of 154,348 restricted stock units, which vest over two years and do not have an exercise price. NetScout recorded the intrinsic and the fair value of the restricted stock units granted to former employees and consultants as deferred compensation and recognized the current period expense in accordance with the appropriate accounting pronouncements. NetScout estimated the fair value of these restricted stock units using a per share value of $4.14, which represents NetScout’s market price on the date of grant. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense. Upon the grant of the restricted stock units, deferred compensation for the fair market value of the restricted stock units on the date granted was recorded as deferred compensation within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The gross value of these awards at September 30, 2005 was approximately $658. Amortization expense related to these grants for the three and six months ended September 30, 2005 was $91 and $162, respectively.

On September 14, 2005, NetScout granted equity-based awards to members of NetScout’s Board of Directors who are not employees of NetScout. These awards consisted of grants of 33,210 restricted stock units, which vest over one year after grant, provided that during such year, such directors attend at least 75% of the meetings of the Board and at least 75% of the meetings of any committee of the Board of which such directors are a member. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. NetScout recorded the intrinsic value of the restricted stock units granted to members of the Board of Directors as deferred compensation and recognized the current period expense in accordance with the appropriate accounting pronouncements. NetScout estimated the value of these restricted stock units using a per share value of $5.42, which represented NetScout’s market price on the date of grant. Upon the grant of the restricted stock units, deferred compensation for the value of the restricted stock units on the date granted was recorded as deferred compensation within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The gross value of these awards at September 30, 2005 was approximately $180. Amortization expense related to these grants for the three months ended September 30, 2005 was $8. In addition

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

to the granting of the restricted stock units, NetScout has agreed to pay each member of the Board of Directors $20 upon exercise of the stock units to defray taxes related to the stock units. NetScout will recognize the expense related to these payments over a period equal to the vesting period of the stock units. Operating expenses related to these tax defrayment payments for the three months ended September 30, 2005, was $5.

Stock Options

On April 14, 2005, NetScout granted a stock-based award to certain former consultants of Quantiva, a company acquired by NetScout (Note 6). These awards consisted of options to purchase 20,000 NetScout common shares, which vest over a four year period and have an exercise price of $4.14. Upon the grant of the options, deferred compensation for the fair market value of the options on the date granted was recorded as deferred compensation within stockholder’s equity and will be subsequently amortized as compensation expense over the vesting period. The unamortized fair value of these awards at September 30, 2005 was approximately $61. Amortization expense related to these options for the three and six months ended September 30, 2005 was $14 and $20, respectively. NetScout calculated the fair value and related compensation expense in accordance with EITF 96-18. These options will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense. Fair value of the stock options was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Dividend yield	None	None
Expected volatility	95%	95%
Risk-free interest rate	4.18%	4.18%
Expected life (years)	4.50	4.50

Acceleration of Stock Option Vesting Period

On May 4, 2005, NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. Such options had been granted under NetScout’s equity compensation plans and are held by NetScout’s employees, including its executive officers. Substantially all of such options were “out-of-the-money” as of the time of the acceleration of vesting. Options to purchase 621,234 shares of common stock or 39% of NetScout’s outstanding unvested options (of which options to purchase 112,938 shares or 7% of NetScout’s outstanding unvested options are held by NetScout’s executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $5.62. As a result of the acceleration, NetScout recorded $14 of deferred compensation within stockholder’s equity, which will be subsequently amortized as compensation expense over the remaining vesting periods. Amortization expense related to the acceleration of options for the three and six months ended September 30, 2005 was $2 and $4, respectively.

11.	Treasury Stock

On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchases under NetScout’s stock repurchase program may be made from time to time without prior notice. During the six months ended September 30, 2005 and 2004, NetScout did not repurchase any shares of common stock. As of September 30, 2005, NetScout has repurchased 158,000 shares of common stock under this program.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

12.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Basic:
Net income applicable to common stockholders	$1,454	$1,057	$2,106	$1,354

Weighted average common shares outstanding	30,969,545	30,532,876	30,905,000	30,490,893

Basic net income per share	$0.05	$0.03	$0.07	$0.04

Diluted:
Net income applicable to common stockholders	$1,454	$1,057	$2,106	$1,354

Weighted average common shares outstanding	30,969,545	30,532,876	30,905,000	30,490,893
Stock options	545,802	755,382	517,782	1,026,146
Restricted stock units	98,684	—	89,637	—

Diluted weighted average shares	31,614,031	31,288,258	31,512,419	31,517,039

Diluted net income per share	$0.05	$0.03	$0.07	$0.04

The following table sets forth common stock excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Stock options	1,568,981	1,570,757	1,638,163	1,457,529

13.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) adjustments primarily consist of unrealized gains and losses on marketable securities and restricted investment. Other comprehensive income (loss) for the three and six months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,454	$1,057	$2,106	$1,354
Unrealized gains (loss) on marketable securities and restricted investment, net of $0 tax	(22)	46	16	(84)

Other comprehensive income (loss)	$1,432	$1,103	$2,122	$1,270

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

14.	Geographic Information

Total revenue was distributed geographically as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
North America	$19,368	$16,730	$37,824	$33,999
Europe—Middle East—Africa	2,877	2,328	6,645	4,044
Asia—Pacific	1,405	1,431	2,682	2,543

	$23,650	$20,489	$47,151	$40,586

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

15.	Recently Issued Accounting Pronouncements

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on our financial position or operating results.

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

Overview

NetScout Systems, Inc. (“NetScout” or the “Company”) designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, including the ability to efficiently deliver critical business applications and content to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by enterprises, large governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States.

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

For the six months ended September 30, 2005, our total revenue increased $6.6 million to $47.2 million compared to the $40.6 million of total revenue for the six months ended September 30, 2004. In addition, our cost of revenue increased by $1.7 million to $11.4 million for the six months ended September 30, 2005 compared to $9.7 million in the six months ended September 30, 2004. Gross profit at $35.8 million, or 75.9% of revenue, in the six months ended September 30, 2005 increased from $30.9 million, or 76.1% of revenue, in the six months ended September 30, 2004. Our gross margin is primarily impacted by the mix and volume of product, service, license and royalty revenue. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

For the six months ended September 30, 2005, our total operating expenses were $33.5 million, which include research and development, sales and marketing, general and administrative expenses, amortization of intangibles and in-process research and development expenses, increasing by $3.8 million compared to the $29.7 million of total operating expenses in the six months ended September 30, 2004. Primary contributors to this increase in overall expenses were a $1.5 million increase in personnel costs due to increased headcount, employee compensation, including incentive compensation, a $892,000 increase in commissions which was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $412,000 increase in marketing spending, a $194,000 increase in stock-based compensation expenses mainly due to the acquisition of Quantiva’s business, a $257,000 increase in sales travel, and $71,000 in amortization of intangibles and $143,000 of in-process research and development expenses, both resulting from the acquisition of Quantiva’s business.

Net income for the six months ended September 30, 2005 increased by $752,000 to $2.1 million compared to a net income of $1.4 million for the six months ended September 30, 2004. This increase is primarily due to the increase in gross profit of $4.9 million that resulted from higher revenue attainment and an increase of $785,000 in interest income due to higher interest rates, partially offset by the increase in operating expenses of $3.8 million and an increase of $1.1 million in income tax expense due to higher income before tax.

We are beginning to see significant operating leverage and remain focused on increasing our operating margin. This is largely driven by strong year-over-year revenue growth, a positive indicator of the adoption of our nGenius solution within our customer base. We released the new Workgroup version of our flagship nGenius Performance Manager software in the second quarter of fiscal year 2006, providing the same fully integrated application and network performance management capabilities scaled down to a smaller number of managed elements and at a lower price. The Workgroup version incorporates our High Definition Performance Management technology. This technology, combined with our nGenius Flow Recorder and our acquisition of substantially all of the assets of Quantiva, furthers our strategy to deliver automated analytical products to our customers.

Critical Accounting Policies

NetScout considers accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of goodwill, valuation of other intangible assets, capitalization of software development costs, purchased software and internal use software, and income taxes to be critical in fully understanding and evaluating our financial results.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At September 30, 2005, no one customer accounted for more than 10% of our accounts receivable balance. At September 30 2004, one customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of September 30, 2005, our allowance for doubtful accounts was $35,000. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value by a reserve for obsolete and excess inventory. As of September 30, 2005, our reserve for obsolete and excess inventory was $556,000. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Goodwill

The carrying amount of goodwill was $36.6 million and $28.8 million as of September 30, 2005 and 2004, respectively. The balance as of September 30, 2005 includes an addition of $7.7 million representing the excess purchase price paid by NetScout over the fair value of tangible and intangible assets acquired from Quantiva as of April 14, 2005, the closing date of the acquisition. In accordance with SFAS No. 142, goodwill is not amortized, but instead will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of September 30, 2005, there was no impairment of goodwill.

Valuation of Other Intangible Assets

The carrying amount of other intangible assets was $1.3 million and $0 as of September 30, 2005 and 2004, respectively. We account for our other intangible assets at historical cost. Other intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize other intangible assets over their estimated useful lives on a straight-line basis. The Company’s other intangible assets resulted from the acquisition of Quantiva’s business on April 14, 2005 (see Note 6).

Capitalization of Software Development Costs, Purchased Software and Internal Use Software

Costs incurred in the research and development of NetScout’s products, including the various small point releases and small product enhancements which are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Future major product enhancements, such as those included in our Performance Manager 2.0 release in fiscal year 2004, would be capitalized under the guidance of SFAS No. 86. Amortization of capitalized software development costs are charged to cost of revenue on a straight-line basis over two years. NetScout also capitalizes purchased software in accordance with SFAS No. 86.

As of September 30, 2005, capitalized software development costs were $1.3 million and accumulated amortization of such costs was $1.3 million, resulting in net capitalized software costs of $0. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods. As of September 30, 2005 purchased software was $1.3 million and accumulated amortization of such purchased software was $192,000.

NetScout is implementing a new Enterprise Resource Planning (“ERP”) system in order to better manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to develop the software system, capitalization of eligible costs began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure, testing and project management, which qualify for capitalization. General and administrative costs and overhead costs are not capitalized. As of September 30, 2005, capitalized software for the ERP system totaled $796,000. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is expected to be in the first half of fiscal year 2007.

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

As of September 30, 2005, deferred income tax assets were $9.0 million, consisting primarily of $2.6 million of federal net operating loss carryforwards and $532,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $5.0 million of other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	63.7%	59.7%	63.9%	58.6%
Service	36.3	38.2	35.7	39.3
License and royalty	—	2.1	0.4	2.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	18.2	19.0	18.9	18.6
Service	5.0	5.3	5.2	5.3

Total cost of revenue	23.2	24.3	24.1	23.9

Gross margin	76.8	75.7	75.9	76.1

Operating expenses:
Research and development	19.6	19.8	19.6	20.6
Sales and marketing	40.3	43.0	41.5	43.3
General and administrative	9.3	8.8	9.5	9.3
Amortization of other intangible assets	0.2	—	0.2	—
In-process research and development	—	—	0.3	—

Total operating expenses	69.4	71.6	71.1	73.2

Income from operations	7.4	4.1	4.8	2.9
Interest income and other expenses, net	2.4	0.6	2.3	0.7

Income before income tax expense	9.8	4.7	7.1	3.6
Income tax expense (benefit)	3.7	(0.5)	2.7	0.3

Net income	6.1%	5.2%	4.4%	3.3%

Three Months Ended September 30, 2005 and 2004

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended September 30, 2005. One customer accounted for more than 10% of our total revenue during the three months ended September 30, 2004.

	Three Months Ended September 30, (Dollars in Thousands)
	2005	2004	Percentage Change
Revenue:
Product	$15,069	$12,224	23%
Service	8,581	7,826	10%
License and royalty	—	439	(100%)

Total revenue	$23,650	$20,489	15%

Product.    The 23% or $2.8 million increase in product revenue was primarily due to an increase of approximately 11% in average selling price per unit for the three month period due to the sale of our high end probes and an increase of approximately 6% in unit sales. Also contributing to the increase in product revenue were increases in unit sales of our nGenius® appliance products. We expect to continue to generate increasing sales sequentially from the second quarter to the third quarter of fiscal year 2006.

Service.    The 10% or $755,000 increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products are being removed from service eligibility during fiscal years 2006 and 2007; this will impact our service revenue. We expect service revenue in absolute dollars to be relatively flat sequentially from the second quarter to the third quarter of fiscal year 2006.

License and royalty.    The 100% or $439,000 decrease in license and royalty revenue was due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement. We do not expect a material impact from the non-renewal of the reseller agreement with Cisco.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
Indirect	$15,369	65%	$13,187	64%	17%
Direct	8,281	35	7,302	36	13%

Total Revenue	$23,650	100%	$20,489	100%	15%

Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since we ship the products to a domestic location.

Total revenue was distributed geographically as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
Geographic mix:

North America	$19,368	82%	$16,730	82%	16%
International:
Europe—Middle East—Africa	2,877	12	2,328	11	24%
Asia—Pacific	1,405	6	1,431	7	(2%)

Subtotal International:	4,282	18	3,759	18	14%

Total Revenue	$23,650	100%	$20,489	100%	15%

We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Three Months Ended September 30, (Dollars in Thousands)		Percentage Change
	2005	2004
Cost of revenue:
Product	$4,300	$3,901	10%
Service	1,177	1,077	9%

Total cost revenue	$5,477	$4,978	10%

Gross profit:
Product $	$10,769	$8,323	29%
Product %	72%	68%
Service $	7,404	6,749	10%
Service %	86%	86%
License and royalty $	—	439	(100%)
License and royalty %	—%	100%

Total gross profit $	$18,173	$15,511	17%

Total gross margin %	77%	76%

Product.    The 10% or $399,000 increase in cost of product revenue is impacted by the 23% or $2.8 million increase in product revenue as well as an approximate 10% increase in average cost per unit due to the sale of our high end probes. In addition, we recorded $105,000 in amortization of capitalized software in the three months ended September 30, 2005 related to the acquisition of Quantiva’s business. The product gross margin percentage increased by 4 points to 72% from 68% due to volume efficiencies obtained by revenue increases and due to the mix of higher margin products in the three months ended September 30, 2005. We expect to generate increasing sales sequentially from the second quarter to the third quarter of fiscal year 2006; therefore, we expect the cost of product revenue to increase in absolute dollars and product gross margin percentage to remain relatively constant from the second quarter to the third quarter of fiscal year 2006.

Service.    The 9% or $100,000 increase in cost of service revenue was primarily due to a $115,000 increase in personnel costs due to increased employee compensation, including incentive compensation, offset by a $32,000 decrease in support expenses attributable to reduced repairs activity and the timing of software maintenance updates. The 10% or $655,000 increase in service gross profit corresponds with the 10% or $755,000 increase in service revenue, offset by the 9% or $100,000 increase in cost of services. We anticipate cost of service revenue to decrease in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2006 due to expected decreases in personnel related expenses including incentive compensation and benefit expenses.

Gross profits.    Our gross profit in absolute dollars increased 17% or $2.7 million. This increase was partially due to the $2.8 million increase in product revenue, offset by the associated $399,000 increase in product costs and the $755,000 increase in service revenue, offset by the associated $100,000 increase in service costs. Offsetting the increase in product gross margin was the $439,000 decrease in royalty revenue. The net effect of the combined increases in revenue and cost and decrease in royalty revenue was a 1 point increase in gross margin percentage. We anticipate that our gross margin percentage will remain essentially constant sequentially from the second quarter to the third quarter of fiscal year 2006.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Three Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Research and development	$4,639	20%	$4,058	20%	14%

The 14% or $581,000 increase in research and development expenses was primarily due to a $568,000 increase in personnel costs due to increased employee compensation, including incentive compensation and the increase in headcount associated with the four persons hired in connection with the purchase of Quantiva’s business. Average headcount in research and development was 110 and 102 for the three months ended September 30, 2005 and 2004, respectively. We anticipate research and development expenses will decrease in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2006 due to expected decreases in personnel related expenses including incentive compensation and benefit expenses, partially offset by increases in engineering costs associated with new hardware product development.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Three Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Sales and marketing	$9,532	40%	$8,802	43%	8%

The 8% or $730,000 increase in total sales and marketing expenses was primarily due to a $284,000 increase in commission expense that was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $126,000 increase in marketing spending, a $108,000 increase in sales travel, and a $97,000 increase in personnel costs due to increased employee compensation, including incentive compensation. Average headcount in sales and marketing was 145 for the three months ended September 30, 2005 and 2004. We anticipate that sales and marketing expenses will increase in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2006 due to increases in personnel expenses related to the addition of employees, commissions expenses, and marketing spending.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Three Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
General and administrative	$2,211	9%	$1,806	9%	22%

The 22% or $405,000 increase in general and administrative expense was primarily due to a $247,000 increase in personnel costs due to increased employee compensation costs, including incentive compensation and increased headcount to support compliance with requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and a $84,000 increase in Sarbanes-Oxley professional services associated with our compliance with Sarbanes-Oxley. Average headcount in general and administrative was 55 and 53 for the three months ended September 30, 2005 and 2004, respectively. We anticipate general and administrative expenses will decrease in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2006 due to expected decreases in personnel related expenses, including incentive compensation and benefit expenses.

Amortization of other intangible assets.    Amortization of other intangible assets was $39,000 and $0 for the three months ended September 30, 2005 and 2004, respectively due to the acquisition of Quantiva’s business.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Three Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Interest income and other expenses, net	$569	2%	$119	1%	378%

The 378% or $450,000 increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense (benefit).    We estimate our income tax expense (benefit) based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2005 is 37.4%, compared to an estimated annual effective tax rate of 24.0% as of September 30, 2004. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In addition, we recorded a discrete net income tax benefit of $440,000 during the three months ended September 30, 2004 as a result of the resolution of a federal income tax audit. The estimated annual effective tax rates for the three months ended September 30, 2005 and 2004 would have been comparable if not for the resolution of the federal income tax audit during the three months ended September 30, 2004. The adjusted estimated annual effective tax rates as of September 30, 2005 and 2004 would have been 37.4% and 36.7%, respectively, if this adjustment was not recorded.

	Three Months Ended September 30, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Income tax expense (benefit)	$867	4%	$(93)	(1)%

Net income.    Net income for the three months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Net income	$1,454	6%	$1,057	5%

The $397,000 increase in net income was mainly attributable to the increase in gross profit of $2.7 million and an increase of $450,000 in interest income and other expense, net, partially offset by increases in personnel costs of $912,000, sales commissions of $284,000, marketing spending of $126,000, Sarbanes-Oxley related professional services of $84,000, sales related travel costs of $108,000, stock-based compensation of $115,000, amortization of other intangibles of $39,000 and income tax expense of $960,000.

Six Months Ended September 30, 2005 and 2004

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the six months ended September 30, 2005 and 2004.

	Six Months Ended September 30, (Dollars in Thousands)		Percentage Change
	2005	2004
Revenue:
Product	$30,115	$23,784	27%
Service	16,852	15,931	6%
License and royalty	184	871	(79%)

Total revenue	$47,151	$40,586	16%

Product.    The 27% or $6.3 million increase in product revenue was primarily due to an increase of approximately 17% in average selling price per unit for the six month period due to the sale of our high end probes and an increase of approximately 5% in unit sales. Also contributing to the increase in product revenue were increases in unit sales of our nGenius® appliance products. We expect to continue to generate increasing sales sequentially from the second quarter to the third quarter of fiscal year 2006.

Service.    The 6% or $921,000 increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products are being removed from service eligibility during fiscal years 2006 and 2007; this will impact the growth rate of our service revenue. We expect service revenue in absolute dollars to be relatively flat sequentially from the second quarter to the third quarter of fiscal year 2006.

License and royalty.    The 79% or $687,000 decrease in license and royalty revenue was primarily due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement. We do not expect a material impact from the non-renewal of the reseller agreement with Cisco.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
Indirect	$29,705	63%	$23,209	57%	28%
Direct	17,446	37	17,377	43	—%

Total Revenue	$47,151	100%	$40,586	100%	16%

Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since we ship the products to a domestic location.

Total revenue was distributed geographically as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
Geographic mix:
North America	$37,824	80%	$33,999	84%	11%
International:
Europe—Middle East—Africa	6,645	14	4,044	10	64%
Asia—Pacific	2,682	6	2,543	6	5%

Subtotal International:	9,327	20	6,587	16	42%

Total Revenue	$47,151	100%	$40,586	100%	16%

Revenue from sales to customers outside North America increased 42% as a result of continued sales and marketing focus in international regions. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Six Months Ended September 30, (Dollars in Thousands)		Percentage Change
	2005	2004
Cost of revenue:
Product	$8,926	$7,554	18%
Service	2,434	2,142	14%

Total cost revenue	$11,360	$9,696	17%

Gross profit:
Product $	$21,189	$16,230	31%
Product %	70%	68%
Service $	14,418	13,789	5%
Service %	86%	87%
License and royalty $	184	871	(79%)
License and royalty %	100%	100%

Total gross profit $	$35,791	$30,890	16%

Total gross margin %	76%	76%

Product.    The 18% or $1.4 million increase in cost of product revenue corresponds with the 27% or $6.3 million increase in product revenue as well as an approximate 13% increase in average cost per unit due to the sale of our high end probes. In addition, we recorded $192,000 in amortization of capitalized software in the six months ended September 30, 2005 related to the acquisition of Quantiva’s business. The product gross margin percentage increased by 2 points to 70% from 68% due to volume efficiencies obtained by revenue increases and due to the mix of higher margin products in the six months ended September 30, 2005. We expect to generate increasing sales sequentially from the second quarter to the third quarter of fiscal year 2006; therefore, we expect the cost of product revenue to increase in absolute dollars and product gross margin percentage to remain relatively constant from the second quarter to the third quarter of fiscal year 2006.

Service.    The 14% or $292,000 increase in cost of service revenue was primarily due to a $201,000 increase in personnel costs due to increased employee compensation, including incentive compensation and a $29,000 increase in support expenses attributable to repairs and software maintenance updates. The 5% or $629,000 increase in service gross profit corresponds with the 6% or $921,000 increase in service revenue, offset by the 14% or $292,000 increase in cost of services. We anticipate cost of service revenue to decrease in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2006 due to expected decreases in personnel related expenses including incentive compensation and benefit expenses.

Gross profits.    Our gross profit in absolute dollars increased 16% or $4.9 million. This increase was partially due to the $6.3 million increase in product revenue, offset by the associated $1.4 million increase in product costs and the $921,000 increase in service revenue, offset by the associated $292,000 in service costs. Offsetting the increase in product gross margin was the $687,000 decrease in royalty revenue. We anticipate that our gross margin percentage will remain essentially constant sequentially from the second quarter to the third quarter of fiscal year 2006.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel costs, fees for outside consultants and related costs associated with the development of new products and the enhancement of existing products.

	Six Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Research and development	$9,253	20%	$8,377	21%	10%

The 10% or $876,000 increase in research and development expenses was primarily due to an $839,000 increase in personnel costs due to increased employee compensation, including incentive compensation and the increase in headcount associated with the four persons hired in connection with the purchase of Quantiva’s business. Average headcount in research and development was 109 and 102 for the six months ended September 30, 2005 and 2004, respectively. We anticipate research and development expenses will decrease in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2006 due to expected decreases in personnel related expenses including incentive compensation and benefit expenses, partially offset by increases in engineering costs associated with new hardware product development.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs and other costs associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Six Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Sales and marketing	$19,554	42%	$17,585	43%	11%

The 11% or $2.0 million increase in total sales and marketing expenses was primarily due to an $892,000 increase in commission expense that was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $412,000 increase in marketing spending, a $248,000 increase in personnel costs due to increased employee compensation, including incentive compensation, and a $257,000 increase in sales travel. Average headcount in sales and marketing was 144 and 145 for the six months ended September 30, 2005 and 2004, respectively. We anticipate that sales and marketing expenses will increase in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2006 due to increases in personnel expenses related to the addition of employees, commissions expenses, and marketing spending.

General and administrative.    General and administrative expenses consist primarily of personnel costs for executive, financial and human resource employees and other corporate expenditures.

	Six Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
General and administrative	$4,496	10%	$3,760	9%	20%

The 20% or $736,000 increase in general and administrative expense was primarily due to a $399,000 increase in personnel costs due to increased employee compensation costs, including incentive compensation and increased headcount to support compliance with requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and a $248,000 increase in professional services associated with our compliance with Sarbanes-Oxley. Average headcount in general and administrative was 56 and 53 for the six months ended September 30, 2005 and 2004, respectively. We anticipate general and administrative expenses will decrease in absolute dollars sequentially from the second quarter to the third quarter of fiscal year 2006 due to expected decreases in personnel related expenses, including incentive compensation and benefit expenses.

Amortization of other intangible assets.    Amortization of other intangible assets was $71,000 and $0 for the six months ended September 30, 2005 and 2004, respectively due to the acquisition of Quantiva’s business.

In-process research and development.    In-process research and development was $143,000 for the six months ended September 30, 2005 due to the acquisition of Quantiva’s business. In-process research and development was identified and valued through interview and analysis of data provided by management with the assistance of an independent valuation specialist regarding products under development. The amount assigned to in-process research and development was determined by identifying the specific projects that would be continued and for which technology feasibility had not been established as of the acquisition date and which had no alternative future use. The cost approach, as represented by time invested by Quantiva programmers, was used in valuing the in-process research and development. We recognize that the income approach is the preferable valuation methodology, however, due to the lack of a historical market for the technology, a meaningful cash flow projection could not be developed and therefore the cost approach was determined to be most appropriate.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Six Months Ended September 30, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Interest income and other expenses, net	$1,083	2%	$298	1%	263%

The 263% or $785,000 increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2005 is 37.4%, compared to an estimated annual effective tax rate of 24% as of September 30, 2004. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In addition, we recorded a net discrete income tax benefit of $440,000 during the three months ended September 30, 2004 as a result of the resolution of a federal income tax audit. The adjusted estimated annual effective tax rates for the six months ended September 30, 2005 and 2004 would have been comparable if not for the resolution of the federal income tax audit during the three months ended September 30, 2004. The estimated annual effective tax rates as of September 30, 2005 and 2004 would have been 37.4% and 36.7%, respectively, if this adjustment was not recorded.

	Six Months Ended September 30, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Income tax expense	$1,251	3%	$112	—%

Net income.    Net income for the six months ended September 30, 2005 and 2004 is as follows:

	Six Months Ended September 30, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Net income	$2,106	4%	$1,354	3%

The $752,000 increase in net income was mainly attributable to the increase in product gross profit of $4.9 million and a $785,000 increase in interest income and other expenses, net, partially offset by increases in personnel costs of $1.5 million, sales commissions of $892,000, marketing spending of $412,000, Sarbanes-Oxley related professional services of $248,000, sales related travel costs of $257,000, stock-based compensation of $194,000, amortization of other intangibles and in-process research and development of $192,000 and $143,000, respectively, and income tax expense of $1.1 million.

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

The only changes in our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, were reductions in such commitments for payments, the restricted cash for the deferred acquisition payment of $1.3 million and deferred payments of $150,000 due to two individuals in lieu of payments those individuals would have received as security holders of Quantiva related to the acquisition of substantially all of the assets of Quantiva (Note 6).

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	Six Months Ended September 30, (In Thousands)
	2005	2004
Cash and cash equivalents	$32,706	$37,870
Short-term marketable securities	38,796	34,416
Long-term marketable securities	6,007	5,962

Cash, cash equivalents, and marketable securities	$77,509	$78,248

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of September 30, 2005, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. No other amounts were outstanding under the line of credit. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of September 30, 2005, we were in compliance with such covenants.

Cash, cash equivalents and marketable securities decreased by $739,000 from September 30, 2004 to September 30, 2005. While cash and cash equivalents decreased by $5.1 million, short- and long-term marketable securities increased in total by $4.4 million.

Cash and cash equivalents were impacted by the following:

	Six Months Ended September 30, (In Thousands)
	2005	2004
Net cash provided by operating activities	$4,241	$3,758

Net cash provided by (used in) investing activities	$(29,701)	$14,333

Net cash provided by financing activities	$1,096	$768

Net cash provided by operating activities

Net cash provided by operating activities amounted to $4.2 million and $3.8 million during the six months ended September 30, 2005 and 2004, respectively. The primary sources of operating cash flow in the six months ended September 30, 2005 included net income of $2.1 million, adjusted to exclude the effects of non-cash charges of $3.2 million, an increase in accounts payable of $961,000 due to the timing of payments, and an increase in prepaids and other current assets of $921,000 also due to the timing of payments, and an increase in accrued compensation and other expenses of $332,000 mainly as a result of the timing of payroll cycles and commissions and the timing of payment of incentive compensation, offset by an increase of $318,000 in accounts receivable as a result of the timing of sales within the six month period ending September 30, 2005, an increase in inventory of $1.4 million due to purchases to support anticipated quarter end order flow, and a decrease in deferred revenue of $1.6 million mainly due to the timing of our maintenance contract renewals. The primary sources of operating cash flow in the six months ended September 30, 2004 included net income of $1.4 million, adjusted to exclude the effects of non-cash charges of $1.3 million, a decrease of $1.2 million in accounts receivable as a result of the timing of sales within the six month period ending September 30, 2004, a decrease in inventory of $417,000 due to inventory management initiatives, and an increase of $854,000 in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and commissions and the timing of payment of incentive compensation, offset by a $121,000 decrease in accounts payable due to the timing of payments and a decrease of $884,000 in deferred revenue, mainly due to the timing of our maintenance contract renewals.

Net cash provided by (used in) investing activities

Cash provided by (used in) investing activities was ($29.7) million and $14.3 million for the six months ended September 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004, cash provided by (used in) investing activities reflects the purchase of marketable securities of $56.6 million and $31.9 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $38.5 million and $47.9 million, respectively, and the purchase of fixed assets to support our infrastructure of $2.2 million and $1.7 million, respectively. The increase of purchases of fixed assets year over year is mainly due to the investment in our infrastructure as our company prepares for future growth. We anticipate that our investment in our infrastructure will continue in future quarters. For the six months ended September 30, 2005 net cash provided by (used in) investing activities also reflects the acquisition of Quantiva’s business for $9.5 million.

Net cash provided by financing activities

Cash provided by financing activities was $1.1 million and $768,000 for the six months ended September 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on our financial position or operating results.

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

Our success depends on our ability to expand and manage our international operations.    Sales to customers outside North America accounted for 18% of our total revenue for the three months ended September 30, 2005 and 2004, respectively, and 20% and 16% for the six months ended September 30, 2005 and 2004, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 65% and 64% of our total revenue for the three months ended September 30, 2005 and 2004, respectively, and 63% and 57% for the six months ended September 30, 2005 and 2004, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

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

We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.    We may need to acquire complementary businesses, products or technologies to remain competitive or expand our business. We actively investigate and evaluate potential acquisitions of complementary businesses, products and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all businesses, products or technologies that we seek to acquire. In April 2005, we acquired substantially all assets and operations of Quantiva, a provider of automated analytics solutions for application performance management. The total purchase price for the acquisition was $9.5 million, including acquisition costs. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

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

Our estimates and judgments related to critical accounting policies could be inaccurate.    We consider accounting policies related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, valuation of other intangible assets, valuation of goodwill, capitalized software development costs, purchased software and internal use software, and income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

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

In order to continue the enhancement of our internal control over financial reporting and to manage the growth and increasing complexity of our business, we are in the process of implementing a new ERP system which is expected to be operational in the first half of fiscal year 2007. If we are unable to successfully implement this system, improvements to our internal controls over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

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

NetScout’s exposure to currency exchange rate fluctuations has been limited. All revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as foreign payroll, rent and office expense in foreign currency and, therefore, currency exchange rate fluctuations could have a material and adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

Item 4.	Controls and Procedures

As of September 30, 2005, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2006, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 11 to the Condensed Consolidated Financial Statements attached hereto.

Item 4.	Submission of Matters to a Vote of Security Holders

At NetScout’s annual meeting of stockholders held on September 14, 2005, NetScout’s stockholders took the following actions:

(1)	NetScout stockholders elected each of Narendra V. Popat and Joseph G. Hadzima, Jr., both Class III directors, to a three-year term expiring at NetScout’s annual meeting of stockholders in 2008 or until each’s respective successor has been duly elected and qualified or until each’s early resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2005 annual meeting. With respect to Mr. Popat, the votes were cast as follows: 29,901,583 shares of common stock voted for the election of Mr. Popat; and 520,934 shares of common stock were withheld as to the election of Mr. Popat. With respect to the election of Mr. Hadzima, the votes were cast as follows: 29,861,506 shares of common stock voted for the election of Mr. Hadzima; and 561,011 shares of common stock were withheld as to the election of Mr. Hadzima. No other persons were nominated, nor received votes, for election as a director of NetScout at the 2005 annual meeting. The other directors of NetScout whose terms continued after the 2005 annual meeting were Anil K. Singhal, Victor A. DeMarines, John R. Egan, Vincent J. Mullarkey, Kenneth T. Schiciano and Stuart M. McGuigan.

(2)	NetScout’s stockholders ratified the selection of the firm of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the fiscal year ending March 31, 2006. With respect to such matter, the votes were cast as follows: 29,902,736 shares of common stock voted for the proposal; 519,781 shares of common stock voted against the proposal; and no abstentions.

Item 6.	Exhibits

(a)	Exhibits

10.1	Summary of Director Compensation
10.2	Form of Restricted Stock Unit Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 4, 2005	/S/ ANIL K. SINGHAL
Anil K. Singhal President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

Date: November 4, 2005	/S/ DAVID P. SOMMERS
David P. Sommers Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2005	/S/ LISA A. FIORENTINO
Lisa A. Fiorentino Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of Director Compensation

10.2	Form of Restricted Stock Unit Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002