Form 10-Q
period 2005-12-31
NETSCOUT SYSTEMS INC
filed 2006-02-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0000-26251

NETSCOUT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2837575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

310 Littleton Road, Westford, MA 01886

(978) 614-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 3, 2006 was 31,243,126.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$56,278	$57,070
Marketable securities	18,043	26,793
Accounts receivable, net of allowance for doubtful accounts of $49 and $34 at December 31, 2005 and March 31, 2005, respectively	18,998	11,886
Inventories	4,121	3,114
Refundable income taxes	1,319	1,399
Deferred income taxes	2,406	2,356
Restricted cash	1,337	—
Prepaid expenses and other current assets	2,225	3,003

Total current assets	104,727	105,621
Fixed assets, net	7,415	6,011
Goodwill	36,561	28,839
Other intangible assets, net	1,159	—
Capitalized software development costs, net	84	221
Deferred income taxes	5,744	7,586
Long-term marketable securities	3,022	—
Other assets	19	9

Total assets	$158,731	$148,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,818	$2,520
Accrued compensation	7,279	6,385
Accrued other	2,469	2,058
Deferred acquisition payment	1,337	—
Deferred revenue	18,265	17,680

Total current liabilities	32,168	28,643

Accrued other	1,119	918
Deferred revenue	1,465	1,277

Total liabilities	34,752	30,838

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and March 31, 2005	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 35,426,006 and 34,892,273 shares issued and 31,222,783 and 30,689,050 shares outstanding at December 31, 2005 and March 31, 2005, respectively	35	35
Additional paid-in capital	115,435	112,286
Accumulated other comprehensive loss	(104)	(130)
Deferred compensation	(638)	—
Treasury stock at cost, 4,203,223 shares at December 31, 2005 and March 31, 2005	(26,490)	(26,490)
Retained earnings	35,741	31,748

Total stockholders’ equity	123,979	117,449

Total liabilities and stockholders’ equity	$158,731	$148,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue:
Product	$16,274	$13,231	$46,389	$37,015
Service	8,637	8,354	25,489	24,285
License and royalty	—	415	184	1,286

Total revenue	24,911	22,000	72,062	62,586

Cost of revenue:
Product	4,754	4,069	13,680	11,623
Service	1,175	1,085	3,609	3,227

Total cost of revenue	5,929	5,154	17,289	14,850

Gross profit	18,982	16,846	54,773	47,736

Operating expenses:
Research and development (including stock-based compensation of $73, $-, $215, and $-, respectively)	4,380	4,180	13,633	12,557
Sales and marketing (including stock-based compensation of $24, $-, $68, and $-, respectively)	10,054	9,531	29,608	27,116
General and administrative (including stock-based compensation of $49, $-, $57, and $-, respectively)	2,266	2,062	6,762	5,822
Amortization of other intangible assets	39	—	110	—
In-process research and development	—	—	143	—

Total operating expenses	16,739	15,773	50,256	45,495

Income from operations	2,243	1,073	4,517	2,241
Interest income and other expenses, net	687	346	1,770	644

Income before income tax expense	2,930	1,419	6,287	2,885
Income tax expense	1,043	513	2,294	625

Net income	$1,887	$906	$3,993	$2,260

Basic net income per share	$0.06	$0.03	$0.13	$0.07
Diluted net income per share	$0.06	$0.03	$0.13	$0.07
Shares used in computing:
Basic net income per share	31,106	30,621	30,972	30,534
Diluted net income per share	31,736	31,702	31,600	31,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,993	$2,260
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of the acquisition of Quantiva’s business:
Depreciation	2,124	1,924
Amortization of other intangible assets	110	—
Amortization of FAS86 capitalized software	517	497
In-process research and development	143	—
Loss on disposal of fixed assets	139	77
Inventory write-down	124	—
Stock-based compensation expense	340	—
Deferred income taxes	1,909	54
Changes in assets and liabilities:
Accounts receivable, net	(7,112)	(2,321)
Inventories	(1,131)	253
Refundable income taxes	80	871
Prepaid expenses and other current assets	784	(329)
Other assets	(10)	27
Accounts payable	298	690
Accrued compensation and other expenses	1,506	1,795
Income taxes payable	—	(490)
Deferred revenue	773	24

Net cash provided by operating activities	4,587	5,332

Cash flows from investing activities:
Purchase of marketable securities	(56,519)	(59,649)
Proceeds from maturity of marketable securities	62,274	70,187
Acquisition of Quantiva’s business	(9,463)	—
Purchase of fixed assets	(2,826)	(2,505)
Capitalized expenditures for internal use software	(815)	(333)
Capitalization of FAS86 software	(84)	—

Net cash (used in) provided by investing activities	(7,433)	7,700

Cash flows from financing activities:
Proceeds from issuance of common stock	2,054	1,457

Net cash provided by financing activities	2,054	1,457

Net (decrease) increase in cash and cash equivalents	(792)	14,489
Cash and cash equivalents, beginning of period	57,070	19,011

Cash and cash equivalents, end of period	$56,278	$33,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$124
Cash paid for income taxes	$398	$279

Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options recorded to additional paid-in capital	$117	$97

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of December 31, 2005 and for the three and nine months ended December 31, 2005 and 2004, respectively, have been prepared by NetScout Systems, Inc. (“NetScout” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results of operations for the year ending March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period presentation. In the three months ended September 30, 2005, the Company reclassified $87 of amortization expense related to software acquired through the acquisition of Quantiva’s business (Note 6) from operating expenses to cost of revenue in the statement of operations as previously reported on Form 10-Q for the three months ended June 30, 2005, as filed with the Securities and Exchange Commission on August 8, 2005. This reclassification had no effect on previously reported net income. In addition, in the three months ended December 31, 2005, the Company reclassified $918 of accrued rent escalation costs from current liabilities to long-term liabilities in the balance sheet as previously reported on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 3, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 3, 2005.

2.	Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FAS No. 123.” All stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Had compensation cost for the Company’s option plans been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income as reported	$1,887	$906	$3,993	2,260
Add: stock-based compensation under APB No. 25	146	—	340	—
Deduct: stock-based employee compensation expense determined under fair value-based methods for all awards, net of tax	(576)	(925)	(2,048)	(3,717)

Pro forma net income (loss)	$1,457	$(19)	2,285	$(1,457)

Basic net income (loss) per share:
As reported	$0.06	$0.03	$0.13	$0.07
Pro forma	$0.05	$(0.00)	$0.07	$(0.05)
Diluted net income (loss) per share:
As reported	$0.06	$0.03	$0.13	$0.07
Pro forma	$0.05	$(0.00)	$0.07	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
Option Plans	2005	2004	2005	2004
Expected option term	—	4 years	5 years	4 years
Weighted average risk-free interest rate	—	3.5%	4.0%	3.6%
Expected volatility	—	100%	95%	100%
Dividend yield	—	—		—
Weighted average fair value	$—	$4.44	$3.32	$4.53

No grants were given during the three months ended December 31, 2005.

	Three Months Ended December 31,		Nine Months Ended December 31,
Stock Purchase Plan	2005	2004	2005	2004
Expected option term	—	0.5 years	0.5 years	0.5 years
Weighted average risk-free interest rate	—	2.2%	3.2%	1.7%
Expected volatility	—	100%	59%	100%
Dividend yield	—	—	—	—
Weighted average fair value	$—	$2.88	$1.23	$2.85

There was no activity for the Stock Purchase Plan in the three months ended December 31, 2005 due to the suspension of the Employee Stock Purchase plan (see Note 10.)

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

3.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills.

Marketable Securities

Marketable securities held by the Company at December 31, 2005, with maturity dates of January 2006 through August 2007, are as follows:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$16,268	$(104)	$16,164
Commercial paper	5,983	—	5,983
Less restricted investment	1,100	(18)	1,082

Marketable securities	$21,151	$(86)	$21,065

Short-term marketable securities			$18,043

Long-term marketable securities			$3,022

Marketable securities held by the Company at March 31, 2005, with maturity dates of April 2005 through March 2006, are as follows:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$10,031	$(130)	$9,901
Commercial paper	17,878	—	17,878
Less restricted investment	1,004	(18)	986

Marketable securities	$26,905	$(112)	$26,793

Short-term marketable securities			$26,793

Long-term marketable securities			$—

Restricted Investment

The Company has a restricted investment account related to a deferred compensation plan of $1.1 million, which is currently included in prepaid expenses and other current assets. As of December 31, 2005 and March 31, 2005, there were unrealized losses of $18 recorded as other comprehensive income (loss), net of $0 tax.

4.	Income Taxes

The effective income tax rates for the three months and nine months ended December 31, 2005 were 35.6% and 36.5%, respectively, compared with 36.2% and 21.7% for the three and nine months ended December 31,

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

2004. The change in the effective income tax rates for the nine months ended December 31, 2004 is primarily due to the resolution of a federal income tax audit for the fiscal years ended March 31, 2000, 2001, 2002 and 2003 during the three months ended September 30, 2004. As a result of completing this income tax audit, the Company reduced previously accrued income taxes and recorded a $440 net discrete income tax benefit during the three months ended September 30, 2004.

5.	Inventories

Inventories are stated at actual cost. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	December 31, 2005	March 31, 2005
Raw materials	$3,291	$2,635
Work in process	177	33
Finished goods	653	446

	$4,121	$3,114

6.	Acquisition

On April 14, 2005, the Company completed the acquisition of substantially all of the assets of Quantiva, a provider of automated analytics solutions for application performance management. The acquisition of Quantiva’s business is intended to extend the Company’s product offering with unique technology that automates detection and diagnosis of application performance problems before they impact business critical services. Quantiva’s patent pending technology analyzes real-time performance metrics using advanced statistical modeling and analytic techniques to establish dynamic thresholds and detect behavioral anomalies quickly. The Company’s financial statements include the results of operations of Quantiva subsequent to the acquisition date.

The total purchase price was approximately $9.5 million and was paid in cash. Cash paid includes $1.3 million in escrow to be paid sixteen months from the date of the acquisition. The Company has recorded the cash in escrow as Restricted Cash on the balance sheet, with an offsetting liability reported as deferred acquisition payment. In August 2006, the sixteenth month anniversary of the acquisition, the $1.3 million escrow and any interest earned on the balance, will be paid to Quantiva or its successors, which will reduce the restricted cash and corresponding liability balances to $0. The escrow account was established to satisfy potential claims and obligations that could arise subsequent to the acquisition. The purchase price includes capitalized acquisition costs of approximately $166 consisting of legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The total purchase price of $9.5 million has been allocated to the tangible and intangible assets acquired based on the Company’s estimates of fair values at the time of acquisition as follows:

Current assets	$7
Fixed assets	26
Intangible assets	1,708
Goodwill	7,722

Total purchase price including acquisition costs	$9,463

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from new technology and synergies related to the integration of Quantiva with the Company’s High Definition Performance Monitoring and nGenius Flow Recorder. Goodwill from the Quantiva acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill for tax purposes is deductible over a 15-year period.

The following table reflects the estimated fair value of the acquired intangible assets and related estimates of useful lives:

Software	$1,255	3-year useful life
Non-compete agreements	310	2-year useful life
In-process research and development	143

	$1,708

The acquired research and development of $143 was charged to expense as a separate line item within operating expenses on the consolidated statement of operations for the nine months ended December 31, 2005.

The Company recorded compensation expense totaling $19 and $53 for the three and nine months ended December 31, 2005 related to deferred payments to be paid to two individuals two years from the date of the closing. These deferred payments are in lieu of payments the individuals would have received as security holders of Quantiva. The total amount of deferred payments of $150 is anticipated to be paid by April 2007.

The following pro forma information presents a summary of the historical consolidated statements of operations of the Company and Quantiva for the three and nine months ended December 31, 2005 and 2004, giving effect to the merger as if it occurred on April 1, 2005 and 2004, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Pro forma revenues	$24,911	$22,026	$72,101	$62,663
Pro forma net income	1,893	457	3,897	914
Pro forma earnings per share:
Basic	$0.06	$0.01	$0.13	$0.03
Diluted	$0.06	$0.01	$0.12	$0.03

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

Goodwill

The carrying amount of goodwill was $36.6 million and $28.8 million as of December 31, 2005 and 2004, respectively. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000 and substantially all of the assets of Quantiva on April 14, 2005 (Note 6). The Company recorded $7.7 million of goodwill at the acquisition date related to Quantiva. In accordance with SFAS No. 142, goodwill is not

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

amortized, but instead will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

The change in the carrying amount of goodwill for the three and nine months ended December 31, 2005 is as follows:

	For the Three Months Ended December 31, 2005	For the Nine Months Ended December 31, 2005
Balance as of beginning of period	$36,561	$28,839
Goodwill related to the acquisition of Quantiva’s business	—	7,722

Balance as of December 31, 2005	$36,561	$36,561

Other Intangible Assets

The carrying amount of other intangible assets was $1.2 million as of December 31, 2005. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Other Intangible Assets consist of the following as of December 31, 2005:

	December 31, 2005
	Cost	Accumulated Amortization	Net
Software	$1,255	$296	$959
Non-Compete Agreements	310	110	200

	$1,565	$406	$1,159

There were no carrying amounts of other intangible assets as of December 31, 2004. Amortization of acquired software, that is included as cost of product revenue, was approximately $104 and $296 for the three and nine months ended December 31, 2005. Amortization of other acquired intangible assets, that is included as operating expense, was approximately $39 and $110 for the three and nine months ended December 31, 2005, respectively.

The following is the expected future amortization expense for the years ended March 31

2006	$144
2007	574
2008	424
2009	17

Total	$1,159

The weighted average useful life of other intangible assets is 2.8 years.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

8.	Capitalized Software Development Costs and Purchased Software

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the nine month period ended December 31, 2003, the Company capitalized $1.3 million of software development costs. Beginning in August 2003, the Company commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs was $221 and $497 for the nine months ending December 31, 2005 and 2004. During the three months ended December 31, 2005, the Company met technological feasibility for its nGenius Performance Analytics product. As of December 31, 2005, capitalized software development costs for the Analytics product totaled $84. Amortization of software development costs for the Analytics product will be recorded on a straight-line basis over two years once the project is ready for sale to the general public, which is expected to be in the first quarter of fiscal year 2007.

The Company also capitalizes purchased software in accordance with SFAS No. 86. During the nine months ended December 31, 2005, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 6). Purchased capitalized software is included on the balance sheet within other intangible assets, net. Amortization of purchased software is recorded on a straight-line basis over three years. Amortization of capitalized purchased software was $296 for the nine months ended December 31, 2005.

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

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on the Company’s financial position or results of operations.

Guarantor’s Agreements

The Company warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in the probes sold to customers, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions which include but are not limited to non-conformance resulting from modifications made to the software or hardware by a party other than the Company or damage to hardware caused by a power surge or a force majeure event. The Company also warrants that all support services shall be performed in a good and workmanlike manner. The Company believes that its product and support services warranties are consistent with commonly accepted industry standards. No warranty cost information is presented since service revenue associated with warranty is deferred at the time of a sale and recognized over the warranty period. Therefore, no warranty costs are accrued.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Contracts that the Company enters into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, the Company may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or EU or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require the Company to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

On very limited occasions, the Company may agree to provide other forms of indemnification to partners or direct customers, such as indemnification that would obligate the Company to defend and pay any damages awarded to a third party against a partner or direct customer based on a lawsuit alleging that such third party has suffered personal injury and/or tangible property damage legally determined to have been caused by negligently designed or manufactured products.

The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that the Company could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. Historically, the Company has incurred no costs to defend lawsuits or settle claims relating to such indemnity agreements and believes the estimated fair value of these agreements is immaterial. If the Company were to have to defend a lawsuit and settle claims, the costs could potentially have a material impact on the Company’s financial results.

10.	Material Transactions Affecting Stockholders’ Equity

Restricted Stock

On April 14, 2005, the Company granted stock-based awards to employees who were former employees of Quantiva and to a consultant who was a former consultant of Quantiva, a company that sold substantially all of its assets to the Company (Note 6). These awards consisted of grants of 154,345 restricted stock units, which vest over two years and do not have an exercise price. The Company recorded the intrinsic value and the fair value of the restricted stock units granted to former employees and consultants as deferred compensation and recognized the current period expense in accordance with the appropriate accounting pronouncements. The Company estimated the fair value of these restricted stock units using a per share value of $4.14, which represented the Company’s market price on the date of grant. Upon the grant of the restricted stock units, deferred compensation for the fair market value of the restricted stock units on the date granted was recorded as deferred compensation within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the vesting period with any unexpensed amounts included in deferred compensation. The gross value of these awards at December 31, 2005 was approximately $658. Amortization expense related to these grants for the three and nine months ended December 31, 2005 was $87 and $249, respectively.

On September 14, 2005, the Company granted equity-based awards to members of the Company’s Board of Directors. These awards consisted of 33,210 restricted stock units, which vest over one year after grant, provided that during such year, such directors attend at least 75% of the meetings of the Board and at least 75% of the meetings of any committee of the Board of which such directors are a member. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. The Company recorded the intrinsic value of

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

these restricted stock units using a per share value of $5.42, which represented the Company’s market price on the date of grant, as deferred compensation within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The gross value of these awards at December 31, 2005 was approximately $180. Amortization expense related to these grants for the three and nine months ended December 31, 2005 was $46 and $53, respectively. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company will recognize the expense related to these payments over a period equal to the vesting period of the restricted stock units, which is one year. Operating expenses related to these tax defrayment payments for the three and nine months ended December 31, 2005, were $30 and $35, respectively.

On October 31, 2005, the Company granted an equity-based award to a newly hired employee of the Company. This award consisted of a grant of 8,865 restricted stock units, which vest over four years. The restricted stock units do not have an exercise price. The Company recorded the intrinsic value of these restricted stock units using a per share value of $5.64, which represented the Company’s market price on the date of grant, as deferred compensation within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The gross value of the award at December 31, 2005 was approximately $50. Amortization expense related to the grant for the three months ended December 31, 2005 was $3.

Stock Options

On April 14, 2005, the Company granted equity-based awards to certain former consultants of Quantiva, a company that sold substantially all of its assets to the Company (Note 6). These awards consisted of options to purchase 20,000 the Company common shares, which vest over a four year period, and have an exercise price of $4.14 per share. Upon the grant of the options, the fair value of the options was recorded as deferred compensation within stockholder’s equity and will be subsequently amortized as compensation expense over the vesting period. The unamortized fair value of these awards at December 31, 2005 was approximately $48. Amortization expense related to these options for the three and nine months ended December 31, 2005 was $8 and $29, respectively. The Company calculated the fair value and related compensation expense in accordance with EITF 96-18. These options will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the vesting period with any unexpensed amounts included in deferred compensation. Fair value of the stock options was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Dividend yield	None	None
Expected volatility	95%	95%
Risk-free interest rate	3.99%	3.99%
Expected life (years)	5	5

Acceleration of Stock Option Vesting Period

On May 4, 2005, the Company approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. Such options had been granted under the Company’s equity compensation plans and are held by the Company’s employees, including its executive officers. The exercise prices of substantially all of these options were in excess of the then current market price of the Company’s common stock and thus

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

were considered “out-of-the-money” as of the modification date. Options to purchase 621,234 shares of common stock or 39% of the Company’s outstanding unvested options (of which options to purchase 112,938 shares or 7% of the Company’s outstanding unvested options are held by the Company’s executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $5.62. As a result of the acceleration, the Company recorded $14 of deferred compensation within stockholders’ equity, which will be subsequently amortized as compensation expense over the remaining vesting periods. Amortization expense related to the acceleration of options for the three and nine months ended December 31, 2005 was $2 and $6, respectively.

Employee Stock Purchase Plan

In April 1999, NetScout adopted the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year are eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout’s stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. The Board of Directors suspended the 1999 Purchase Plan as of October 31, 2005.

11.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding the Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. During the nine months ended December 31, 2005 and 2004, the Company did not repurchase any shares of common stock. As of December 31, 2005, the Company has repurchased 158,000 shares of common stock under this program.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

12.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Basic:
Net income applicable to common stockholders	$1,887	$906	$3,993	$2,260

Weighted average common shares outstanding	31,106,425	30,621,217	30,972,386	30,534,492

Basic net income per share	$0.06	$0.03	$0.13	$0.07

Diluted:
Net income applicable to common stockholders	$1,887	$906	$3,993	$2,260

Weighted average common shares outstanding	31,106,425	30,621,217	30,972,386	30,534,492
Weighted average stock options	508,212	1,081,104	526,684	1,044,955
Weighted average restricted stock units	121,055	—	100,811	—

Diluted weighted average shares	31,735,692	31,702,321	31,599,881	31,579,447

Diluted net income per share	$0.06	$0.03	$0.13	$0.07

The following table sets forth common stock excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Stock options	1,555,518	1,405,214	1,610,514	1,405,363

13.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) adjustments consist of unrealized gains and losses on marketable securities and restricted investment. Other comprehensive income (loss) for the three and nine months ended December 31, 2005 and 2004 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$1,887	$906	$3,993	$2,260
Unrealized gains (loss) on marketable securities and restricted investment, net of $0 tax	10	(30)	26	(114)

Other comprehensive income (loss)	$1,897	$876	$4,019	$2,146

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

14.	Geographic Information

Total revenue was distributed geographically as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
North America	$19,392	$16,792	$57,216	$50,791
Europe—Middle East—Africa	4,197	4,463	10,842	8,507
Asia—Pacific	1,322	745	4,004	3,288

	$24,911	$22,000	$72,062	$62,586

The North America revenue includes sales to North American resellers. These North American resellers fulfill customer orders based upon joint selling efforts in conjunction with the Company’s direct sales force and may subsequently ship the Company products to international locations. The Company reports these shipments as North America revenue since the Company ships the products to a North American location. Revenue attributable to locations outside of North America is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.

15.	Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers of which the Company is not one) will be required to apply SFAS No. 123(R) as of the annual reporting period that begins after June 15, 2005. In May 2005, the Company approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. Despite these accelerations, SFAS No. 123(R) will impact the Company’s financial statements upon adoption. The Company is continuing to evaluate this financial statement impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 will have a material effect on the Company’s financial position or operating results.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—Amendment of ABP Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exceptions for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has adopted SFAS No. 153 and there was no material effect on the Company’s financial position or operating results.

The FASB has issued two FASB Staff Positions (“FSP”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “AJCA”) that was signed into law on October 22, 2004. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for temporary dividend deductions equal to 85% of cash dividends received during the tax year from controlled foreign corporations and invested in the United States. The result of this legislation could affect how companies report their deferred income tax balances. The first FSP, FSP SFAS 109-1, concludes that the tax relief from the qualified domestic production activities should be accounted for as a “special deduction” as described in FASB Statement No. 109, “Accounting for Income Taxes.” The second FSP, FSP SFAS 109-2, gives a company additional time to evaluate the effects of the AJCA on any plan for reinvestment or repatriation of foreign earning for purposes of applying FASB Statement No. 109. The Company has not yet completed its evaluation of the provisions of the AJCA. The repatriation of foreign earnings would not have a material effect on the Company’s consolidated financial statements. The Company does not anticipate the repatriation of foreign earnings to the United States in the future.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on the Company’s financial position or operating results.

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

Overview

NetScout Systems, Inc. (“NetScout” or the “Company”) designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, including the ability to deliver critical business applications and content efficiently to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by commercial enterprises, large governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States.

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

For the nine months ended December 31, 2005, our total revenue increased $9.5 million to $72.1 million compared to the $62.6 million of total revenue for the nine months ended December 31, 2004. In addition, our cost of revenue increased by $2.4 million to $17.3 million for the nine months ended December 31, 2005 compared to $14.9 million in the nine months ended December 31, 2004. Gross profit at $54.8 million, or 76.0% of revenue, in the nine months ended December 31, 2005 increased from $47.7 million, or 76.3% of revenue, in the nine months ended December 31, 2004. Our gross margin is primarily impacted by the mix and volume of product, service, license and royalty revenue. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

For the nine months ended December 31, 2005, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses, amortization of intangibles and in-process research and development expenses, were $50.3 million, increasing by $4.8 million compared to the $45.5 million of total operating expenses in the nine months ended December 31, 2004. Primary contributors to this increase in operating expenses were a $1.7 million increase in personnel expenses due to increased headcount, employee compensation, including incentive compensation, a $1.3 million increase in commissions which was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $527,000 increase in marketing expenses, a $340,000 increase in stock-based compensation expenses mainly due to the acquisition of Quantiva’s business, a $321,000 increase in sales travel, and $110,000 in amortization of intangibles and $143,000 of in-process research and development expenses, both resulting from the acquisition of Quantiva’s business.

Net income for the nine months ended December 31, 2005 increased by $1.7 million to $4.0 million compared to net income of $2.3 million for the nine months ended December 31, 2004. This increase is primarily due to the increase in gross profit of $7.0 million that resulted from higher revenue attainment and the increase of $1.1 million in interest income due to higher interest rates, partially offset by the increase in operating expenses of $4.8 million and an increase of $1.7 million in income tax expense due to higher income before tax.

We are continuing to see significant benefit from operating leverage and remain focused on increasing our operating margin by our ongoing effort to increase revenue while containing expenses. This is largely driven by strong year-over-year revenue growth, a positive indicator of the adoption of our nGenius solution within our customer base. During the third quarter of fiscal 2006 we introduced a new, highly-scalable nGenius Performance Manager Appliance for the cost-effective monitoring and analyzing of large Cisco NetFlow-enabled network environments. The new Appliance is security-hardened and dedicated to aggregating and analyzing data from large deployments of Cisco’s NetFlow routers and switches. The nGenius Performance Manager Appliance is available in Windows 2003 or Red Hat Linux platforms and scales to support data collected from thousands of NetFlow interfaces. We also released the nGenius Performance Manager Standby Server to support our customers’ needs for high-availability of their business networks and applications during times of crisis. Addressing large commercial enterprises and government agencies’ regulated requirements for business continuity, including disaster recovery, the nGenius Standby Server will help network administrators monitor network and application activity during a crisis by showing which systems and applications are on-line, which sites and users are able to continue to conduct business, and how business services are performing on backup or redundant networks and systems. The nGenius Performance Manager Standby Server maintains a frequently updated, replicated copy of the primary server’s performance data and configuration settings so that if a primary server becomes unavailable, the administrator can quickly enable the standby server to assume control of all performance management processes.

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

Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue related to the software support is recognized ratably over the three-month support period. Revenue related to the hardware support is recognized ratably over the 12-month support period. In addition, customers can elect to purchase extended support agreements for after the software warranty expiration, typically for 12-month periods. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

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

Multi-element arrangements are customer purchases of a combination of NetScout product and service offerings that may be delivered at various points in time. For multi-element arrangements, each item of the purchase is analyzed and a portion of the total purchase price is allocated to the undelivered items, primarily support agreements and training, using vendor-specific objective evidence of fair value of that undelivered item. Under the residual method, the remaining portion of the purchase price is allocated to the delivered items, generally hardware products and licensed software products, regardless of any separate prices stated within the contract for each item. Vendor-specific objective evidence of fair value of the undelivered items is based on the price customers pay when the item is sold separately.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At December 31, 2005, one customer accounted for more than 10% of our accounts receivable balance. At December 31, 2004, no one customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of December 31, 2005, our allowance for doubtful accounts was $49,000. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value by a reserve for obsolete and excess inventory. As of December 31, 2005, our reserve for obsolete and excess inventory was $679,000. We regularly monitor our inventories for potential obsolete and excess inventory. Our reserve for obsolete and excess inventory is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the reserve for obsolete and excess inventory. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Goodwill

The carrying amount of goodwill was $36.6 million and $28.8 million as of December 31, 2005 and 2004, respectively. The balance as of December 31, 2005 includes a fiscal 2006 addition of $7.7 million representing the excess purchase price paid by NetScout over the fair value of tangible and intangible assets acquired from Quantiva as of April 14, 2005, the closing date of the acquisition. In accordance with SFAS No. 142, goodwill is not amortized, but instead will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of December 31, 2005, there was no triggering event that required the Company to complete a goodwill analysis.

Valuation of Other Intangible Assets

The carrying amount of other intangible assets was $1.2 million and $0 as of December 31, 2005 and 2004, respectively. We account for our other intangible assets at historical cost. The carrying value of other intangible assets acquired in a business combination is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize other intangible assets over their estimated useful lives on a straight-line basis. The Company’s other intangible assets resulted from the acquisition of Quantiva’s business on April 14, 2005 (see Note 6).

Capitalization of Software Development Costs, Purchased Software and Internal Use Software

Costs incurred in the research and development of NetScout’s products, including the various small point releases and small product enhancements that are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Future major product enhancements, such as those included in our Performance Manager 2.0 release in fiscal year 2004, would be capitalized under the guidance of SFAS No. 86. Amortization of capitalized software development costs are charged to cost of revenue on a straight-line basis over two years. NetScout also capitalizes purchased software in accordance with SFAS No. 86.

As of December 31, 2005, capitalized software development costs were $1.4 million and accumulated amortization of such costs was $1.3 million, resulting in net capitalized software costs of $84,000. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods. During the three months ended December 31, 2005, NetScout met technological feasibility for its nGenius Performance Analytics product. Capitalized costs to date include payroll and payroll related costs for employees who are directly associated with and devote time to the project and who are working on software development tasks eligible for capitalization, such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of December 31, 2005, capitalized software development costs for the Analytics product totaled $84,000. Amortization of software development costs will be recorded on a straight-line basis over two years once the project is ready for sale to the general public, which is expected to be in the first quarter of fiscal year 2007.

During the nine months ended December 31, 2005, NetScout capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 6). Purchased capitalized software is included on the balance sheet within other intangible assets, net. Amortization of capitalized purchased software was $296,000 for the nine months ended December 31, 2005.

NetScout is implementing a new Enterprise Resource Planning (“ERP”) system in order to manage better the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to develop the software system, capitalization of eligible costs began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop customizations to the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of December 31, 2005, capitalized software for the ERP system totaled $1.2 million, of which $422,000 was capitalized in the three months ended December 31, 2005. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is expected to be in the first half of fiscal year 2007. The Company considered the economic consumption method alternative for amortizing these costs and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of cash flows related to the acquired Quantiva software.

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

As of December 31, 2005, deferred income tax assets were $8.2 million, consisting primarily of $1.5 million of federal net operating loss carryforwards and $551,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $5.2 million of other temporary differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue:
Product	65.3%	60.1%	64.4%	59.1%
Service	34.7	38.0	35.3	38.8
License and royalty	—	1.9	0.3	2.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	19.1	18.5	19.0	18.6
Service	4.7	4.9	5.0	5.1

Total cost of revenue	23.8	23.4	24.0	23.7

Gross margin	76.2	76.6	76.0	76.3

Operating expenses:
Research and development	17.6	19.0	18.9	20.1
Sales and marketing	40.3	43.3	41.1	43.3
General and administrative	9.1	9.4	9.4	9.3
Amortization of other intangible assets	0.2	—	0.2	—
In-process research and development	—	—	0.2	—

Total operating expenses	67.2	71.7	69.8	72.7

Income from operations	9.0	4.9	6.2	3.6
Interest income and other expenses, net	2.8	1.6	2.5	1.0

Income before income tax expense	11.8	6.5	8.7	4.6
Income tax expense	4.2	2.3	3.2	1.0

Net income	7.6%	4.2%	5.5%	3.6%

Three Months Ended December 31, 2005 and 2004

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31, (Dollars in Thousands)
	2005	2004	Percentage Change
Revenue:
Product	$16,274	$13,231	23%
Service	8,637	8,354	3%
License and royalty	—	415	(100%)

Total revenue	$24,911	$22,000	13%

Product.    The 23% or $3.0 million increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 9% in average selling price per unit for the three month period and an increase of approximately 11% in unit sales. We expect to continue to generate increasing sales sequentially from the third quarter to the fourth quarter of fiscal year 2006.

Service.    The 3% or $283,000 increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products are being removed from service eligibility during fiscal years 2006 and 2007; this will impact our service revenue due to decreasing maintenance renewals on these products. We expect service revenue in absolute dollars to be relatively flat sequentially from the third quarter to the fourth quarter of fiscal year 2006.

License and royalty.    The 100% or $415,000 decrease in license and royalty revenue was due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
Indirect	$14,454	58%	$11,795	54%	23%
Direct	10,457	42	10,205	46	2%

Total Revenue	$24,911	100%	$22,000	100%	13%

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

Total revenue was distributed geographically as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
Geographic mix:

North America	$19,392	78%	$16,792	76%	15%
International:
Europe—Middle East—Africa	4,197	17	4,463	20	(6%)
Asia—Pacific	1,322	5	745	4	77%

Subtotal International:	5,519	22	5,208	24	6%

Total Revenue	$24,911	100%	$22,000	100%	13%

Revenue from sales to customers outside North America increased 6% as a result of continued sales and marketing focus in international regions, particularly the Asia—Pacific region. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future. Revenue decreased in EMEA due to temporary sales staffing reductions which have since been rectified.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Three Months Ended December 31, (Dollars in Thousands)		Percentage Change
	2005	2004
Cost of revenue:
Product	$4,754	$4,069	17%
Service	1,175	1,085	8%

Total cost revenue	$5,929	$5,154	15%

Gross profit:
Product $	$11,520	$9,162	26%
Product %	71%	69%
Service $	7,462	7,269	3%
Service %	86%	87%
License and royalty $	—	415	(100%)
License and royalty %	—%	100%

Total gross profit $	$18,982	$16,846	13%

Total gross margin %	76%	77%

Product.    The 17% or $685,000 increase in cost of product revenue corresponds with the 23% or $3.0 million increase in product revenue as well as an approximate 14% increase in average cost per unit due to the sale of our high end probes. In addition, we recorded $104,000 in amortization of capitalized software in the three months ended December 31, 2005 related to the acquisition of Quantiva’s business. In addition, in the three months ended December 31, 2005, we recorded $124,000 in obsolescence write-down due to a slow moving item that was identified during our standard review of the realizable value of our inventory. The product gross margin percentage increased by 2 points to 71% from 69% due to volume efficiencies obtained by revenue increases and due to the mix of higher margin products in the three months ended December 31, 2005. We expect to generate increasing sales sequentially from the third quarter to the fourth quarter of fiscal year 2006; therefore, we expect the cost of product revenue to increase in absolute dollars and product gross margin percentage to remain relatively constant from the third quarter to the fourth quarter of fiscal year 2006.

Service.    The 8% or $90,000 increase in cost of service revenue was primarily due to a $96,000 increase in personnel expenses due to increased employee compensation, including incentive compensation. The 3% or $193,000 increase in service gross profit corresponds with the 3% or $283,000 increase in service revenue, offset by the 8% or $90,000 increase in cost of services. We anticipate cost of service revenue to increase slightly in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2006 due to increases in employer benefits caused by the increases in health premiums for the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes and new professional service programs.

Gross profits.    Our gross profit in absolute dollars increased 13% or $2.1 million. This increase was partially due to the $3.0 million increase in product revenue, offset by the associated $685,000 increase in product costs and the $283,000 increase in service revenue, offset by the associated $90,000 increase in service costs. Offsetting the increase in product gross profit was the $415,000 decrease in royalty revenue. The net effect of the combined increases in revenue and cost and decrease in royalty revenue was a 1 point decrease in gross margin percentage. We anticipate that our gross margin percentage will remain essentially constant sequentially from the third quarter to the fourth quarter of fiscal year 2006.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants and related expenses associated with the development of new products and the enhancement of existing products.

	Three Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Research and development	$4,380	18%	$4,180	19%	5%

The 5% or $200,000 increase in research and development expenses was primarily due to a $214,000 increase in personnel expenses due to increased employee compensation, including incentive compensation and the increase in headcount associated with the four persons hired in connection with the purchase of Quantiva’s business and other limited hiring. Average headcount in research and development was 110 and 101 for the three months ended December 31, 2005 and 2004, respectively. We anticipate research and development expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2006 due to increases in employer benefits caused by the increases in health premiums for the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Three Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Sales and marketing	$10,054	40%	$9,531	43%	6%

The 6% or $523,000 increase in total sales and marketing expenses was primarily due to a $391,000 increase in commission expense that was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $115,000 increase in marketing expenses, and a $64,000 increase in sales travel. Average headcount in sales and marketing was 147 for the three months ended December 31, 2005 and 2004. We anticipate that sales and marketing expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2006 due to increases in employer benefits caused by the increases in health premiums for the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees and other corporate expenditures.

	Three Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
General and administrative	$2,266	9%	$2,062	9%	10%

The 10% or $204,000 increase in general and administrative expense was primarily due to a $102,000 increase in personnel expenses due to increased employee compensation expenses, including incentive compensation and increased headcount to support compliance with requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and a $49,000 increase in stock-based compensation expenses mainly due to the restricted stock units granted to non-employee Directors and one employee. Average headcount in general and administrative was 55 and 51 for the three months ended December 31, 2005 and 2004, respectively. We anticipate general and administrative expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2006 due to increases in employer benefits caused by the increases in health premiums for the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

Amortization of other intangible assets.    Amortization of other intangible assets was $39,000 and $0 for the three months ended December 31, 2005 and 2004, respectively due to the acquisition of Quantiva’s business in the first quarter of fiscal 2006.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Three Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Interest income and other expenses, net	$687	3%	$346	2%	99%

The 99% or $341,000 increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2005 is 36.7%, compared to an estimated annual effective tax rate of 23.8% as of December 31, 2004. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In addition, we recorded a net discrete income tax benefit of $440,000 during the three months ended September 30, 2004 as a result of the resolution of a federal income tax audit. The estimated annual effective tax rates for the three months ended December 31, 2005 and 2004 would have been comparable if not for the resolution of the federal income tax audit during the three months ended September 30, 2004. The adjusted estimated annual effective tax rates as of December 31, 2005 and 2004 would have been 36.7% and 36.8%, respectively, if this adjustment was not recorded.

	Three Months Ended December 31, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Income tax expense	$1,043	4%	$513	2%

Net income.    Net income for the three months ended December 31, 2005 and 2004 is as follows:

	Three Months Ended December 31, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Net income	$1,887	8%	$906	4%

The $981,000 increase in net income was mainly attributable to the increase in gross profit of $2.1 million and an increase of $341,000 in interest income and other expense, net, partially offset by increases in sales commissions of $391,000, personnel expenses of $209,000, stock-based compensation of $146,000, marketing expenses of $115,000, sales related travel expenses of $64,000, amortization of other intangible assets of $39,000 and income tax expense of $530,000.

Nine Months Ended December 31, 2005 and 2004

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the nine months ended December 31, 2005 and 2004.

	Nine Months Ended December 31, (Dollars in Thousands)		Percentage Change
	2005	2004
Revenue:
Product	$46,389	$37,015	25%
Service	25,489	24,285	5%
License and royalty	184	1,286	(86%)

Total revenue	$72,062	$62,586	15%

Product.    The 25% or $9.4 million increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 13% in average selling price per unit for the nine month period and an increase of approximately 11% in unit sales. We expect to continue to generate increasing sales sequentially from the third quarter to the fourth quarter of fiscal year 2006.

Service.    The 5% or $1.2 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products are being removed from service eligibility during fiscal years 2006 and 2007; this will impact our service revenue due to decreasing maintenance renewals on these products. We expect service revenue in absolute dollars to be relatively flat sequentially from the third quarter to the fourth quarter of fiscal year 2006.

License and royalty.    The 86% or $1.1 million decrease in license and royalty revenue was primarily due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
Indirect	$44,159	61%	$35,004	56%	26%
Direct	27,903	39	27,582	44	1%

Total Revenue	$72,062	100%	$62,586	100%	15%

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

Total revenue was distributed geographically as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
Geographic mix:
North America	$57,216	79%	$50,791	81%	13%
International:
Europe—Middle East—Africa	10,842	15	8,507	14	27%
Asia—Pacific	4,004	6	3,288	5	22%

Subtotal International:	14,846	21	11,795	19	26%

Total Revenue	$72,062	100%	$62,586	100%	15%

Revenue from sales to customers outside North America increased 26% as a result of continued sales and marketing focus in international regions. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material and support costs.

	Nine Months Ended December 31, (Dollars in Thousands)		Percentage Change
	2005	2004
Cost of revenue:
Product	$13,680	$11,623	18%
Service	3,609	3,227	12%

Total cost revenue	$17,289	$14,850	16%

Gross profit:
Product $	$32,709	$25,392	29%
Product %	71%	69%
Service $	21,880	21,058	4%
Service %	86%	87%
License and royalty $	184	1,286	(86%)
License and royalty %	100%	100%

Total gross profit $	$54,773	$47,736	15%

Total gross margin %	76%	76%

Product.    The 18% or $2.1 million increase in cost of product revenue corresponds with the 25% or $9.4 million increase in product revenue as well as an approximate 14% increase in average cost per unit due to the sale of our high end probes. In addition, we recorded $296,000 in amortization of capitalized software in the nine months ended December 31, 2005 related to the acquisition of Quantiva’s business. In addition, in the three months ended December 31, 2005, we recorded $124,000 in obsolescence write-down due to a slow moving item that was identified during our standard review of the realizable value of our inventory. The product gross margin percentage increased by 2 points to 71% from 69% due to volume efficiencies obtained by revenue increases and due to the mix of higher margin products in the nine months ended December 31, 2005. We expect to generate increasing sales sequentially from the third quarter to the fourth quarter of fiscal year 2006; therefore, we expect the cost of product revenue to increase in absolute dollars and product gross margin percentage to remain relatively constant from the third quarter to the fourth quarter of fiscal year 2006.

Service.    The 12% or $382,000 increase in cost of service revenue was primarily due to a $297,000 increase in personnel expenses due to increased employee compensation, including incentive compensation and a $49,000 increase in travel expenses. The 4% or $822,000 increase in service gross profit corresponds with the 5% or $1.2 million increase in service revenue, offset by the 12% or $382,000 increase in cost of services. We anticipate cost of service revenue to increase slightly in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2006 due to increases in employer benefits caused by the increases in health premiums for the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes and professional service programs.

Gross profits.    Our gross profit in absolute dollars increased 15% or $7.0 million. This increase was partially due to the $9.4 million increase in product revenue, offset by the associated $2.1 million increase in product costs and the $1.2 million increase in service revenue, offset by the associated $382,000 in service costs. Offsetting the increase in product gross margin was the $1.1 million decrease in royalty revenue. We anticipate that our gross margin percentage will remain essentially constant sequentially from the third quarter to the fourth quarter of fiscal year 2006.

Operating Expenses

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants and related expenses associated with the development of new products and the enhancement of existing products.

	Nine Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Research and development	$13,633	19%	$12,557	20%	9%

The 9% or $1.1 million increase in research and development expenses was primarily due to an $1.1 million increase in personnel expenses due to increased employee compensation, including incentive compensation and the increase in headcount associated with the four persons hired in connection with the purchase of Quantiva’s business and other limited hiring. Average headcount in research and development was 109 and 101 for the nine months ended December 31, 2005 and 2004, respectively. We anticipate research and development expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2006 due to increases in employer benefits caused by the increases in health premiums for the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Nine Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Sales and marketing	$29,608	41%	$27,116	43%	9%

The 9% or $2.5 million increase in total sales and marketing expenses was primarily due to an $1.3 million increase in commission expense that was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $527,000 increase in marketing expenses, a $141,000 increase in personnel expenses due to increased employee compensation, including incentive compensation, and a $321,000 increase in sales travel. Average headcount in sales and marketing was 145 and 146 for the nine months ended December 31, 2005 and 2004, respectively. We anticipate that sales and marketing expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2006 due to increases in employer benefits caused by the increases in health premiums for the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees and other corporate expenditures.

	Nine Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
General and administrative	$6,762	9%	$5,822	9%	16%

The 16% or $940,000 increase in general and administrative expense was primarily due to a $501,000 increase in personnel expenses due to increased employee compensation expenses, including incentive compensation and increased headcount to support compliance with requirements of Sarbanes-Oxley, a $304,000 increase in professional services associated with our compliance with Sarbanes-Oxley and a $57,000 increase in stock-based compensation expenses mainly due to restricted stock units granted to non-employee Directors and one employee. Average headcount in general and administrative was 56 and 52 for the nine months ended December 31, 2005 and 2004, respectively. We anticipate general and administrative expenses will increase in absolute dollars sequentially from the third quarter to the fourth quarter of fiscal year 2006 due to increases in employer benefits caused by the increases in health premiums for the new calendar year and payroll tax expenses due to the seasonal effect of employer payroll taxes.

Amortization of other intangible assets.    Amortization of other intangible assets was $110,000 and $0 for the nine months ended December 31, 2005 and 2004, respectively due to the acquisition of Quantiva’s business in the first quarter of fiscal 2006.

In-process research and development.    In-process research and development was $143,000 for the nine months ended December 31, 2005 due to the acquisition of Quantiva’s business. In-process research and development was identified and valued through interview and analysis of data provided by management with the assistance of an independent valuation specialist regarding products under development. The amount assigned to in-process research and development was determined by identifying the specific projects that would be continued and for which technology feasibility had not been established as of the acquisition date and which had no alternative future use. The cost approach, as represented by time invested by Quantiva programmers, was used in valuing the in-process research and development. We recognize that the income approach is the preferable valuation methodology, however, due to the lack of a historical market for the technology, a meaningful cash flow projection could not be developed and therefore the cost approach was determined to be most appropriate.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment, gifts to charity, various interest and late statutory filing fees, and other miscellaneous expenses and income.

	Nine Months Ended December 31, (Dollars in Thousands)				Percentage Change
	2005		2004
		% of Revenue		% of Revenue
Interest income and other expenses, net	$1,770	3%	$644	1%	175%

The 175% or $1.1 million increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2005 is 36.7%, compared to an estimated annual effective tax rate of 23.8% as of December 31, 2004. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In addition, we recorded a net discrete income tax benefit of $440,000 during the three months ended September 30, 2004 as a result of the resolution of a federal income tax audit. The adjusted estimated annual effective tax rates for the nine months ended December 31, 2005 and 2004 would have been comparable if not for the resolution of the federal income tax audit during the three months ended September 30, 2004. The estimated annual effective tax rates as of December 31, 2005 and 2004 would have been 36.7% and 36.8%, respectively, if this adjustment was not recorded.

	Nine Months Ended December 31, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Income tax expense	$2,294	3%	$625	1%

Net income.    Net income for the nine months ended December 31, 2005 and 2004 is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)
	2005		2004
		% of Revenue		% of Revenue
Net income	$3,993	6%	$2,260	4%

The $1.7 million increase in net income was mainly attributable to the increase in product gross profit of $7.0 million and a $1.1 million increase in interest income and other expenses, net, partially offset by increases in personnel expenses of $1.7 million, sales commissions of $1.3 million, marketing expenses of $527,000, Sarbanes-Oxley related professional services of $304,000, sales related travel expenses of $321,000, stock-based compensation of $340,000, amortization of other intangibles and in-process research and development of $110,000 and $143,000, respectively, and income tax expense of $1.7 million.

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

The only changes in our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, were reductions in such commitments for payments, the restriction of cash for the deferred acquisition payment of $1.3 million and deferred payments of $150,000 due to two individuals in lieu of payments those individuals would have received as security holders of Quantiva related to the acquisition of substantially all of the assets of Quantiva (Note 6).

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	December 31, (In Thousands)
	2005	2004
Cash and cash equivalents	$56,278	$33,500
Short-term marketable securities	18,043	39,842
Long-term marketable securities	3,022	5,972

Cash, cash equivalents, and marketable securities	$77,343	$79,314

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of December 31, 2005, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. No other amounts were outstanding under the line of credit. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of December 31, 2005, we were in compliance with all such covenants.

Cash, cash equivalents and marketable securities decreased by $2.0 million from December 31, 2004 to December 31, 2005. While cash and cash equivalents increased by $22.8 million, short- and long-term marketable securities decreased in total by $24.8 million.

Cash and cash equivalents were impacted by the following:

	Nine Months Ended December 31, (In Thousands)
	2005	2004
Net cash provided by operating activities	$4,587	$5,332

Net cash provided by (used in) investing activities	$(7,433)	$7,700

Net cash provided by financing activities	$2,054	$1,457

Net cash provided by operating activities

Net cash provided by operating activities amounted to $4.6 million and $5.3 million during the nine months ended December 31, 2005 and 2004, respectively. The primary sources of operating cash flow in the nine months ended December 31, 2005 included net income of $4.0 million, adjusted to exclude the effects of non-cash charges of $5.4 million, an increase in accrued compensation and other expenses of $1.5 million mainly as a result of the timing of payments for payroll, commissions and incentive compensation, and an increase in deferred revenue of $773,000 mainly due to the timing of our maintenance contract renewals, offset by an increase of $7.1 million in accounts receivable due to the timing of sales within the three month period ending December 31, 2005. The primary sources of operating cash flow in the nine months ended December 31, 2004 included net income of $2.3 million, adjusted to exclude the effects of non-cash charges of $2.6 million, an increase of $2.3 million in accounts receivable as a result of the timing of sales within the three month period ending December 31, 2004, a decrease in inventory of $253,000 due to inventory management initiatives, and an increase of $690,000 in accounts payable due to the timing of payments and an increase of $1.8 million in accrued compensation and other expenses primarily as a result of the timing of payments for payroll, commissions and incentive compensation.

Net cash provided by (used in) investing activities

Cash provided by (used in) investing activities was ($7.4) million and $7.7 million for the nine months ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005 and 2004, cash provided by (used in) investing activities reflects the purchase of marketable securities of $56.5 million and $59.6 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $62.3 million and $70.2 million, respectively, the purchase of fixed assets to support our infrastructure of $2.8 million and $2.5 million, respectively, and the capitalized expenditure for internal use of software of $815,000 and $333,000, respectively. The increase of purchases of fixed assets year over year is mainly due to the investment in our infrastructure as our company prepares for future growth. We anticipate that our investment in our infrastructure will continue in future quarters. For the nine months ended December 31, 2005 net cash provided by (used in) investing activities also reflects the acquisition of Quantiva’s business for $9.5 million.

Net cash provided by financing activities

Cash provided by financing activities was $2.1 million and $1.5 million for the nine months ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005 and 2004, cash provided by financing activities was due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers of which NetScout is not one) will be required to apply SFAS No. 123(R) as of the annual reporting period that begins after June 15, 2005. In May 2005, NetScout approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. Despite these accelerations, SFAS No. 123(R) will impact NetScout’s financial statements upon adoption. NetScout is continuing to evaluate this financial statement impact.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—Amendment of ABP Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exceptions for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. NetScout has adopted SFAS No. 153 and there was no material effect on our financial position or operating results.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. NetScout does not expect that the adoption of SFAS No. 154 will have a material effect on our financial position or operating results.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	technology spending by current and potential customers;

•	uneven demand for application and network management solutions;

•	the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	distribution channels through which our products are sold could change;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our inability to anticipate or adapt effectively to developing markets and rapidly changing technologies;

•	changes in the number and size of our competitors;

•	changes in our prices or the prices of our competitors’ products; and

•	economic slowdowns or the occurrence of unforeseeable events, such as international terrorist attacks, which contribute to such slowdowns.

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

If we fail to introduce new products and enhance our existing products to keep up with rapid technological change, demand for our products may decline.    The market for application and network management solutions is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers’ needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, it could have a material and adverse impact on our business, operating results and financial condition.

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

We face significant competition from other technology companies.    The market for application and network management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

•	product performance, functionality and price;

•	name and reputation of vendor;

•	distribution strength; and/or

•	alliances with industry partners.

We compete with providers of application and network performance management solutions, such as Concord Communications (which, following the June 7, 2005 acquisition by Computer Associates is part of Computer Associates’ Enterprise Systems Management business unit), and providers of portable network traffic analyzers and probes, such as Network General (formerly a division of Network Associates, Inc.). In addition, leading network equipment providers, including Cisco, offer their own solutions, including products which they license from other competitors. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets that we operate. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

As a result of these and other factors, we may not be able to compete effectively with our current or future competitors, which could have a material and adverse impact on our business, operating results and financial condition.

The success of our business depends on the continued growth in the market for and the commercial acceptance of application and network management solutions.    We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of applications across computer networks. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated application and network management solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally, businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

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

Our success depends on our ability to expand and manage our international operations.    Sales to customers outside North America accounted for 22% and 24% of our total revenue for the three months ended December 31, 2005 and 2004, respectively, and 21% and 19% for the nine months ended December 31, 2005 and 2004, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels accounted for 58% and 54% of our total revenue for the three months ended December 31, 2005 and 2004, respectively, and 61% and 56% for the nine months ended December 31, 2005 and 2004, respectively. To increase our sales going forward we need to continue to enhance our direct sales efforts and to continue to develop new and further expand and manage existing indirect distribution channels, including original equipment manufacturers, distributors, resellers, systems integrators and service providers. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships and to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

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

Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business.    The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business operations and to continue to enhance our internal controls over financial reporting in accordance with Sarbanes-Oxley. Our ERP selection process is complete and we began implementation efforts in the first quarter of our fiscal year ending March 31, 2006, with the new ERP system anticipated to be operational during the first half of our fiscal year 2007. If we are unable to effectively manage our growth, our costs, the quality of our products, the effectiveness of our sales organization, our retention of key personnel and the implementation of our new ERP system, our business, operating results and financial condition could be materially and adversely impacted.

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

Although we have received a favorable assessment of our internal controls from our auditors for the fiscal year ended March 31, 2005, in future years we may encounter problems or delays in completing the implementation of any changes necessary to attain a favorable assessment of our internal controls over financial reporting or we may encounter problems or delays in completing the implementation of any required improvements. If in future annual reports we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, the price of our common stock may decline.

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

The price of our common stock may decrease due to market volatility.    The market price of our common stock has been highly volatile and has fluctuated significantly since the initial public offering of our common stock on August 12, 1999. The market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control. Trading activity of our stock has been thin, in part as a result of officers and directors and affiliates holding a significant percentage of our stock. In addition, the market prices of securities of technology companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

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

As of December 31, 2005, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal year 2006, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 11 to the Condensed Consolidated Financial Statements attached hereto.

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

NETSCOUT SYSTEMS, INC.

Date: February 6, 2006	/S/ ANIL K. SINGHAL
Anil K. Singhal President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

Date: February 6, 2006	/S/ DAVID P. SOMMERS
David P. Sommers Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2006	/S/ JEFFREY R. WAKELY
Jeffrey R. Wakely Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002