Form 10-K
period 2006-03-31
NETSCOUT SYSTEMS INC
filed 2006-06-05
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐     NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2005 (based on the last reported sale price on the Nasdaq National Market as of such date) was approximately $95,006,788. As of June 1, 2006, there were 31,570,937 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Proxy Statement for the fiscal year 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

PART I

Item 1. Busines s

NetScout Systems, Inc. (“We”, “NetScout” or the “Company”), a Delaware corporation founded in 1984, designs, develops, manufactures, markets, sells and supports a family of products that assures the performance and availability of critical business applications and services in complex, high-speed networks. We manufacture and market these products as an integrated hardware and software solution that is used by enterprises, governmental agencies and service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States of America.

Businesses have continued to increase their reliance on software applications and computer networks, making them strategic assets for competitive advantage and essential business operations. To support the growing number of users and their demands for faster and more reliable computer network access, new network technologies and products are continually being introduced. New applications are increasingly based on service oriented architectures, implemented over virtualized resources, including networks, storage, and servers. Furthermore, with the proliferation of malicious computer viruses, destructive worms and sophisticated hackers, businesses have adopted robust security systems and procedures that are not always consistent with performance goals. The result is increasingly large, geographically dispersed, and complex networks and infrastructures that are difficult to manage and business service performance levels that are difficult to guarantee. Computer network malfunctions, resource contention and infrastructure and application misconfiguration all can cause business service disruptions, lost revenue and customer dissatisfaction. Consequently, businesses are recognizing the critical importance of addressing customer IT service performance problems quickly and proactively. The NetScout Systems suite of products is tailored for this rapidly growing market of organizations running complex networks that are built for performance while striving to be completely secure.

The nGenius® Performance Management System, our integrated, appliance-based software solution, monitors, collects and publishes information on the behavior of individual applications and business services, such as Voice-over-IP, e-commerce, supply chain management, and customer relationship management, as well as the performance of the underlying network (routers, switches and communication links), and the level of IT end-users’ activity. The nGenius Solution draws on performance data collected directly from multiple sources, including our line of network monitoring appliances called nGenius Probes, intelligent software agents, and infrastructure devices. The hardware probes attach to the network non-intrusively and collect in-depth information about application and network activity in real time. Organizations can gain “end-through-end” visibility to understand better and optimize application performance across the network by placing probes at strategic locations throughout a network. This “end-through-end” architecture provides information unavailable to ordinary “end-to-end” approaches that collect data only at the edge the network.

The nGenius Solution generates, analyzes and publishes historical information in real-time displays and customizable historical reports. These displays and reports summarize the status of application performance, service levels, network activity, device utilization, and other critical metrics of network availability, utilization and performance, and are delivered to the IT engineering and operations staff in easy-to-read, Web-based formats. Our customers use the information generated by the nGenius Solution to detect problems early and to diagnose and solve them rapidly, thereby reducing the Mean Time to Repair, or MTTR, for IT operations. Using the collected performance data they can also manage the delivery of services and monitor service-level agreements, assess infrastructure capacity against future needs, and justify requirements for additional resources.

Increases in both application complexity and traffic loads have given rise to the need for higher speed infrastructures and Quality of Service, or QoS, prioritization policies to optimize application performance. To meet the challenges required for visibility into the health and activity of these applications and infrastructures, NetScout extended the nGenius Performance Management System with High Definition capabilities. During fiscal year 2006, we delivered High Definition Performance Management, or HDPM, for the nGenius

Performance Management System, a new technology that addresses the critical need for detailed, granular visibility of application performance in today’s complex global enterprise and government networks. These High Definition capabilities record comprehensive details on all application traffic flows and conversations up to 60 times an hour. HDPM represents an evolutionary step based upon our Common Data Model, or CDMTM, strategy and architecture, launched by NetScout four years ago, which has enabled us to address major challenges facing enterprises today as they strive to increase performance and service levels across their networks in the face of increasing complexity. HDPM was released in a new version of the nGenius Performance Management System in early fiscal year 2006, followed by an additional release later during fiscal year 2006. Both releases added valuable capabilities and incorporated customer feature requests such as application visibility into Multi-Protocol Label Switching, or MPLS, networks, Virtual Private Networks, or VPNs, third party packet analysis trace files, and support for monitoring and managing peer-to-peer applications.

During fiscal year 2006, we acquired substantially all of the assets of Quantiva, Inc. (“Quantiva”), a provider of automated analytics software solutions for application performance management. Quantiva’s patented technology uses real time performance metrics to establish expected behavior values using advanced statistical modeling. When a measurement, such as the utilization of a critical business application, is recognized as deviating from its usual behavior, the Quantiva Progressive AnalyticsTM software automatically performs diagnostic analysis to determine the likely cause. The final outcome is fewer, more reliable alarms, accompanied by actionable diagnostic results that increase IT productivity and reduce MTTR for performance problems. Coupled with our high-resolution performance data, Quantiva’s software will extend our leading market position in detecting and diagnosing application performance problems before they impact our customer’s critical business services. Products based on the Quantiva technology were trialed throughout the second half of fiscal 2006, and the first commercial release occurred with the delivery of the nGenius Analytics product in May 2006.

We market and distribute our products through our own direct sales force and through channel partners that include distributors, resellers, service providers and systems integrators. Our principal customers are Global 5000 enterprises, representing a wide range of industries including financial services, technology, telecommunications, healthcare, retail, manufacturing, and service providers as well as many large agencies of the federal government. As of March 31, 2006, NetScout has licensed our products to more than 3,300 customers, and no customer represented more than 10% of revenues in fiscal years 2006, 2005 or 2004.

Our principal executive offices are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978)-614-4000.

Industry Backgrou nd

Enterprise and government organizations are increasingly dependent upon their computer data networks and on the internet to generate and deliver information and business services to their constituents: customers, suppliers, investors, employees, and citizens. At the same time, data networks are taking on new roles: subsuming the role of the voice network and serving as the platform for the next generation of massively distributed, virtualized, service-oriented application architectures. Furthermore, rapidly advancing server technology and mushrooming multimedia applications continue to drive up traffic levels and have spawned a new wave of infrastructure upgrades, including broad deployment of 10 Gigabit per second Ethernet network technology. The combination of these fundamental trends produces unprecedented complexity coupled with unparalleled business impact – requiring capable management technology.

Large organizations have been bracing themselves for these challenges by investing in new, more powerful performance management solutions and making organizational and process changes to be able to prevent and resolve business service disruptions more rapidly while keeping operation costs, including personnel costs, under control. Core to these changes is the concept of the information system not as a collection of servers, storage devices, network equipment and applications that can be managed in isolation of each other, but as an

“application fabric” containing all these elements whose complex interactions must be managed as a whole. This perspective is driving the breaking down of organizational walls in Information Technology, or IT, Operations that traditionally have separated the network group from the server and application groups. These changes necessitate new management solutions that can address both the new technologies and the emerging workflow and organizational models.

The leaders of the server, network, and application management segments of the industry have started to respond to these new realities with a series of acquisitions and strategy announcements, all aimed at strengthening their enterprise management system positions.

Adding to the renewed interest in network and application management solutions in the enterprise and government markets, the service provider segment is also looking for new management solutions. This segment has resumed healthy growth, driven by the proliferation of aggressive “last mile” technologies, most notably wireless data services, broadband connections to the home and by the continued shift towards Internet Protocol (IP)-based multimedia service delivery architectures.

Although the intrinsic need for better network and application management solutions is growing, successful vendors must demonstrate not only technical superiority, but a sound understanding of the implications of the transformational changes in the industry, and the ability to deliver new solutions to match the new needs. They must also prove their staying power and stability, as well as the ability to partner with industry leaders.

Traditional Approaches to Network Performance Management

Network management solutions providers have developed several approaches to manage different aspects of the overall network management challenge. These approaches are often broadly categorized as element management, operations management, performance management, and business service assurance.

Dominated by tools from the manufacturers of network devices that are specific to managing each vendor’s equipment, element management systems provide the basic functions of managing the devices within a network. Most often they present visualizations of device status and are used for making configuration changes to network devices such as routers and switches. Element management systems are “silo-like” and limited in visibility to other network domains; therefore heterogeneous, or multi-vendor, network environments require multiple element management systems.

Operations management focuses on collections of linked network devices. Operations management systems discover network components, show network topology and device status, support day-to-day administration and supply “break-fix” fault and problem management, or troubleshooting, functions. Such systems understand the relationships between multi-vendor network components. They are often called “frameworks” or “manager of managers” because they consolidate data from different element management systems and provide a structure for managing heterogeneous, or multi-vendor, networks. However, operations management systems offer little or no traffic-based network performance information today. As customers strive to become more proactive, there is growing pressure on these solutions to integrate more valuable information from performance management sources. Hewlett-Packard’s OpenView and IBM/Micromuse/Netcool® are examples of operations management systems. NetScout’s strategy is to integrate with such systems.

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

Business service assurance is an emerging product and discipline area that aligns network and network service performance with the business processes that the network and applications support. It also integrates component status and performance measurements to display performance at the business service level and correlates network component problems to the affected business service. These advanced functions help prioritize network support resources and add a business value dimension to network planning and design efforts. With a large array of Web-based reports presenting network and application performance in logical business-oriented groupings and context, our nGenius Performance Management System supports the objectives of this emerging market.

NetScout’s Approach to Network and Application Performance M anagement

Our approach to performance management is based on three principles: early support for emerging new architectures and technologies, end-through-end scope, and smooth integration with our customers’ systems environment and management processes.

Early support for emerging new technologies and application architectures is highly valued by our customers who are often leaders within their industries and depend on rapid technology absorption to maintain or extend their market position. Advanced performance management, offering superior visibility, is most needed where these new technologies and architectures are first deployed and their behavior and impact are unknown in advance. NetScout has developed an architecture and technology, called CDM, that uniquely enables the company to respond rapidly to new needs by effectively re-using existing building blocks and thus minimizing new work required to integrate a given new feature. Our customer base broadly benefits from this capability through rapid product development, delivering multiple software and firmware releases annually, which are free to our service customers currently active in our maintenance program.

We have developed our unique, patent-pending, technology around the firm conviction that flow-based performance data is the most powerful basis for high-value, business-relevant network and application performance management solutions. Our flow-based approach simplifies operational management tasks by integrating application traffic flow data from disparate network data sources into a common model for consistent analysis, views and reports. The CDM technology allows us to collect performance data from multiple sources spanning virtually any network or application technology or topology, whether retrieved from our probes, standards-based infrastructure devices, or value-added performance information from our technology partners’ devices. Furthermore, new application types, such as peer-to-peer applications; new network technologies, such as OC-48 Packet-over-SONET or 10 Gigabit per second Ethernet; and new architectures, such as Service-oriented Architectures are readily accommodated by this framework. CDM data is mapped into a common performance data repository, where nGenius Performance Manager can be used to provide a comprehensive solution for real-time monitoring, troubleshooting, capacity planning, and applications performance management across the enterprise. The CDM technology foundation has allowed NetScout to stay ahead of competition by offering superior visibility into application traffic, a capability we have termed “High Definition Performance Management”.

End-through-end management scope means managing application and business service performance in the context of the entire infrastructure, and not only in conjunction with servers, or the network, or the storage subsystem. This capability, which is necessary to manage highly distributed application architectures and virtualized infrastructure resources, allows visibility into the interaction of the different elements of the system, not just their individual behavior. In May 2006, NetScout announced its Application Fabric Performance Management, or AFPM, architecture and strategy to address this need. Under AFPM, NetScout will build on the strength of CDM and HDPM-based products by adding intelligent analytics to deliver valuable, actionable performance intelligence in real-time to reduce the MTTR of application and business service problems.

To make the greatest impact on customers’ business service levels, NetScout is integrating with third-party enterprise management consoles and business service management systems. This integration allows users to receive alarms on impending performance problems and to “drill down” into the nGenius Performance Manager application to perform detailed problem analysis and troubleshooting. By partnering and integrating, NetScout fills a significant gap in our customers’ increasingly integrated operations: visibility into the interaction of applications and infrastructure resources from a network vantage point.

NetScout Products and Performance Technology

We develop, manufacture, sell and support network performance management solutions under the nGenius brand. The nGenius Performance Management System, based on our patent-pending CDM technology, is a robust and complete solution, consisting of integrated hardware and software components that monitor, measure and report on the network’s ability to fulfill its performance, cost and service-level objectives. The system is comprised primarily of two components – data collection (via our nGenius Probes, nGenius Flow Collectors, Active Agents-which measure transaction response time over a network, and Simple Network Management Protocol, or SNMP, polling) and information filtering, aggregation, recording, analysis and presentation via our nGenius Performance Manager software application.

nGenius Performance Manager is a multi-function performance management solution implemented in a single, integrated application that monitors and reports on network and application traffic, troubleshoots performance problems and provides precise information for capacity planning. It seamlessly integrates real-time and historical information in a single management application. By using collected data, it provides a logical, business-oriented representation of network and application performance, with the ability to drill-down into layers of additional detail, all the way down to the bit-by-bit composition of individual packets. This intuitive solution, which has been designed for ease of use and Web-based distribution, also contains features that simplify and enable logical monitoring and management of large, geographically dispersed networks. nGenius Performance Manager v. 3.0, which first delivered high definition extensions to the nGenius Solution, began shipping in April 2005 and is used by the majority of our installed base of customers.

Three special versions of nGenius Performance Manager were introduced during fiscal 2006:

•	nGenius Performance Manager Workgroup—a lower-priced version of our flagship nGenius Performance Manager software providing fully integrated application and network performance management capabilities scaled down to a smaller number of managed elements.

•	nGenius Performance Manager Appliance for NetFlow—a highly-scalable, cost-effective appliance-based configuration of multiple nGenius Performance Manager instances designed for aggregating and analyzing data from large deployments of Cisco’s NetFlow-enabled routers and switches.

•	nGenius Performance Manager Standby Server—a live backup for nGenius Performance Manager that addresses large enterprises’ and government agencies’ regulated requirements for business continuity, including disaster recovery.

During fiscal year 2006, we expanded our offerings within our line of nGenius Flow Recorders, which are security-hardened, Linux-based appliances that provide high-performance recording and analysis of network and application traffic. In particular, we introduced new, 4-port Enterprise configurations, as well as smaller Workgroup models that allow our customers to deploy this technology at a highly competitive price point.

The principal hardware-based portion of the nGenius Performance Management System consists of our nGenius Probes, which are at the core of our network performance management solution. These high performance appliances attach to the network in a non-intrusive, passive manner and monitor traffic patterns in real time on critical segments of the network. Through in-depth, on-the-fly analysis of traffic information, nGenius Probes are able to monitor error rates, usage levels and response times by application, by user and by server and are able to detect and alarm on unexpected conditions. By placing nGenius Probes at strategic locations throughout a network, organizations gain network-wide visibility of their traffic flows so they can better understand and optimize application performance and delivery.

We continually enhance our probe technology to ensure visibility into all types of network traffic and communications technologies. nGenius Probes monitor all business applications, as well as voice, video, multicast, and Web applications. They support the widest range of network topologies, including Gigabit Ethernet; 10 Gigabit Ethernet; Fast Ethernet; Frame Relay and Wide Area Network T1/E1 and T3/E3; Demarcation-point T1D/E1D; TS3/E3 for HSSI; DS3/E3 for ATM; OC-3c/STM-1, OC-12c/STM-4, and OC-48C/STM-16c for Packet-over-SONET; OC-3c/STM-1 and OC-12c/STM-4 for ATM.

Our track record of innovation began with the introduction of Ethernet Probes in 1992 and continues at an accelerated pace today. We have continued to advance probe technology with the addition of more than thirty new probes over the past ten years.

During fiscal year 2006, we introduced new probe products that expanded our market reach in response to customer needs. We introduced the industry’s first application-aware OC-48 Probe for the growing number of enterprise organizations worldwide that are upgrading their core with this level of capacity as well as wireless telecommunication operators who use these links in their backhaul networks. Similarly, we introduced a 10 Gigabit per second Ethernet Probe for the many organizations that have chosen this technology for core infrastructure upgrades.

We also continued to advance our solutions for integrated performance management utilizing third party data sources. In particular, we released the nGenius Flow Collector for dedicated collection of NetFlow information in April 2005. The nGenius Flow Collector offers enterprises a high-capacity, cost-effective solution for extending their existing investment in infrastructure products that generate NetFlow data. Our underlying CDM Technology ensures that all the nGenius Flow Collector data is mapped into the common formats found in nGenius Performance Manager, combining it with other standards-based and nGenius Probe information to provide a comprehensive solution for real-time and historical troubleshooting, capacity planning, and applications performance management across the enterprise.

Strategy

Enhancing shareholder value through sustained growth, profitability and market leadership is our continued objective. We intend to pursue growth through expanding our worldwide presence and customer base, establishing relationships with new technology partners, and increasing our mindshare with strategic resellers and increasing our ongoing business with our established customers. We intend to extend our market leadership by continuing to expand the market’s first strategic, integrated, network performance management platform that overlays the network and to create the information needed to avoid network failures and performance degradations. Key elements of our strategy include:

Extend Technology Leadership. We intend to continue to invest significantly in research and development to expand and enhance our first-to-market, integrated platform for performance management solutions that capitalize on our extensive experience with global organizations and their very large computer networks. Key aspects of our technology leadership include the ability to generate new statistics and information from network traffic, the ability to develop new and groundbreaking performance management techniques based on that information, the ability to deliver solutions across a multi-vendor environment, and our vision of emerging uses of communications technology and networked environments. As part of our strategy, we will endeavor to enter into strategic relationships with, and/or possibly acquire other companies to complement our technologies. We intend to incorporate new technologies and provide solutions that will enable businesses, service providers, and governmental agencies to manage and optimize the performance of their networks, network-delivered applications and network-based service offerings.

Expand Reporting and Analysis Software Solutions. We plan to enhance our analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities that have been created by changes and trends in networking and application technologies such as Voice-over-IP. We also plan to leverage the unique information generated by our probes through enhanced integrated reporting and analysis tools.

On April 14, 2005, NetScout completed the acquisition of substantially all of the assets and operations of Quantiva, a vendor of advanced application performance anomaly detection and automated problem analytics. Quantiva’s technology has been integrated into the nGenius Solution to deliver first-to-market capabilities for proactive assurance of network and application performance by applying analytics to the rich application-aware measurements available from the nGenius System and to data from other third-party instrumentation. The nGenius Analytics product, which is based on this technology, was commercially released in May 2006.

Extend Probe Family. We plan to continue the expansion of our probe line of products, extending our monitoring capabilities to meet emerging network environment demands including higher speeds, new types of traffic, new communications architectures and technologies and new network topologies. To ensure that our customers are able to achieve comprehensive oversight of their networks, we will maintain our support for older technologies while regularly introducing probes for newer ones. Our probe family covers technologies for both domestic and international markets.

Expand Our Installed-Base. Throughout our history there have been more than 3,300 customers that have deployed our products worldwide to monitor more than 100,000 network segments. We have initiated steps to target existing users of our products with marketing and sales programs designed to promote more extensive use of our performance management solutions. Customers can purchase products through our reseller partners or directly from us. In both cases (reseller or direct sales), we believe in a “high-touch” selling model to assure customer satisfaction. In this model, our worldwide field sales force maintains a very high presence with customers and prospects, consulting in both direct and reseller sales opportunities to meet customers’ needs.

Target Market Opportunities. We target our products at markets that we believe have the potential for growth. We have identified the following markets as having the potential for increasingly strong demand for our integrated products:

•	Global enterprises;

•	Federal, state and local governments;

•	Wireless telecommunications;

•	Financial services;

•	Global service providers, including IP-based wireless and wireline carriers, Internet Service Providers, or ISPs, Managed Service Providers, or MSPs, and outsourcers; and

•	Professional technology services organizations, such as systems integrators.

Expand Distribution Channels. We plan to continue to increase our direct field sales presence where it is advantageous to do so during fiscal year 2007. We also seek to develop additional indirect distribution channels with systems integrators, resellers and service providers. In early fiscal year 2005, we announced a new, multi-tiered Channel Partner Program designed to attract premier channel partners and to leverage combined marketing and sales efforts between NetScout and key identified distributors. Our channel relationships include: AT&T/SBC Communications, NEC, Dimension Data, Siemens, and others. During this past year we completed several new channel agreements, including Maryville Technologies, ACS, and Siegeworks in the U.S., NexInnovations in Canada, Tenfold in Australia, and Equinox in Dubai. These and other important channel partners facilitate the worldwide distribution and market acceptance of our solutions.

Facilitate Development of Complementary Third-Party Products and Strategic Relationships. Our probes generate rich performance information that can enhance the value of third-party software products. As a means to increase demand for our products, we encourage the development of applications that add value to our solutions. For instance, nGenius Performance Manager can be used with Hewlett-Packard’s OpenView Network Node Manager. NetScout was accepted as a Platinum Business Partner in HP’s Enterprise Management Alliance Program and nGenius Performance Manager was certified by HP to integrate with HP OpenView during fiscal year 2005 and recertified for integration with the latest version of HP OpenView during fiscal year 2006.

With the advent of CDM technology and our solution’s ability to display and analyze disparate performance data sources, we announced an Alliance Program in 2002 targeted at both network infrastructure vendors and network management application providers. During fiscal year 2006, NetScout maintained active joint product and marketing relationships with our alliance partners, including Avaya, HP, and OPNET. We also worked to develop new alliance relationships.

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

Sales and Marketing

NetScout targets commercial businesses, governmental agencies, other non-profit entities, and service providers with large, mission-critical networks through a combination of direct and indirect sales channels. We emphasize hiring practices and orientation methods that ensure our sales personnel are highly experienced, talented and well trained. We provide programs for our direct sales force, as well as channel partners, throughout the year, for in-depth product and technical training. We encourage joint initiatives involving both the sales teams of NetScout and our partners.

NetScout’s sales force utilizes a direct “high-touch” sales model that consists of meetings with customers to understand and identify their unique business requirements. Our sales teams then translate those requirements into tailored business solutions that allow the customer to maximize the performance of its network. Due to the complexity of the systems and the capital expenditure involved, our sales cycle can typically extend from three to twelve months in duration. There is significant ongoing opportunity with existing customers as they expand and change their networks and add new types of traffic and new applications to their networks. Our sales model is designed to capitalize on this opportunity.

Our indirect channel partners include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Total revenue from indirect distribution channels represented 61%, 55% and 50% of total revenue for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Our sales force is organized into three main geographic regions, North America (including Mexico), Europe – Middle East – Africa and Asia Pacific. Revenue from sales outside North America represented 20%, 18% and 19% of our total revenue in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The majority of our sales in North America are attributable to the United States. Sales outside North America are primarily export sales to indirect channel partners, who are generally responsible for selling products and providing consulting, technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a North American location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future. For more information on the geographic distribution of our revenue, see Note 17 to the attached consolidated financial statements.

As of March 31, 2006, our North American field sales organization consisted of 79 employees. Our international field sales organization consisted of 31 employees with offices in the United Kingdom, Hong Kong, Germany, Norway, Singapore, Taiwan, China, and Japan. In addition, we had 22 employees responsible for providing telesales, training, sales and administrative support located in the United States and abroad.

As of March 31, 2006, our marketing organization consisted of 14 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout and nGenius brand names in the marketplace. Key elements of our marketing strategy focus on market education, reputation management, demand generation, and acceleration of strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners.

Support Services

Customer satisfaction is a key driver of NetScout’s success. NetScout MasterCare support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. NetScout offers premium 24/7 toll-free telephone support to its MasterCare Platinum customers in addition to our standard MasterCare Gold support offering. We have support personnel located in the United States and abroad with some of the support provided by qualified third party support partners. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. For software, which also includes firmware, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. We believe our warranties are consistent with commonly accepted industry standards.

NetScout issues a monthly support newsletter, MasterCare News, which informs our MasterCare customers of new releases, patches, technical tips and documentation tips. MasterCare customers receive the benefits of an advanced customer support website that provides an on-line database of Frequently Asked Questions and the latest downloadable patches as well as the on-line trouble ticketing system. NetScout continues to make new investments in call center infrastructure to further improve our ability to service our customers. As of March 31, 2006 our support services organization consisted of 35 employees located in the United States and India.

Research and Development

Our continued success depends significantly on our ability to anticipate and innovate solutions that will meet emerging customer requirements. We have extensive experience in market development in conjunction with pioneering next generation network performance management technologies. Our core technology for monitoring and troubleshooting network and applications performance remains positioned at the forefront of a growing market. Our nGenius Solution integrates the principal functions of network and application performance management: real-time network monitoring, applications monitoring, troubleshooting, proactive alarming, capacity planning and service level management. Our plans are to leverage the comprehensive benefits of this integrated solution into emerging, growth-oriented markets.

As of March 31, 2006, our research and development organization consisted of 109 employees located in the United States and India. In addition, we occasionally contract with independent third parties to perform specific development projects.

We predominantly develop our products internally, with some third party contracting. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, such as the Internet Engineering Task Force, or IETF, and we engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and applications performance requirements for current and emerging technologies.

Manufacturing

Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. In July 2003, we obtained ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction. We are scheduled for renewal in July 2006. As of March 31, 2006, our manufacturing organization consisted of 21 employees.

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

Customers

We sell our products to corporations, government agencies, other non-profit entities and other organizations with large- and medium-sized high-speed computer networks. We have sold a majority of our products through direct and indirect distribution channels to more than 3,300 customers worldwide. Our products have been sold to customers operating in a wide variety of industries, such as financial services, technology, telecommunications, manufacturing, government, service provider, healthcare and retail.

Channels

During the fiscal year ended March 31, 2006, we added a number of new resellers to our channel partner program and we are putting additional emphasis on growing our international business, including geographic expansion, through establishing new alliances.

Competition

The market for our products is rapidly evolving, and we expect it to become increasingly competitive as current competitors expand their product offerings and merge their businesses and new companies enter the market. Our principal competitors include several companies who offer alternative solutions for portions of our product lines. For example, we compete not only with vendors of portable network traffic analyzers and probes, such as Network General (formerly a division of Network Associates) but also with the many smaller yet growing number of vendors of software-only network management suites. In addition, leading network equipment providers could offer their own or our competitors’ solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality and price, name and reputation of vendor, distribution strength, and alliances with industry partners.

Intellectual Property Rights

We rely on patent, copyright, trademark, and trade secret laws and contract rights to establish and maintain our rights in our technology and products. While our intellectual property rights are an important element in our success, our business as a whole does not depend on any one particular patent, trademark, copyright, trade secret, license, or other intellectual property right.

NetScout uses contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect its intellectual property portfolio and rights from infringement. From a contractual perspective, NetScout uses license agreements and non-disclosure agreements to limit the use of NetScout’s intellectual property and protect NetScout’s trade secrets from unauthorized use and disclosure. In addition to license agreements, NetScout relies on U.S. copyright law and registration to protect against unauthorized copying of software programs, in the U.S. and abroad. NetScout has obtained U.S. and foreign trademark registrations to preserve and protect certain trademarks and trade names. NetScout has also filed and obtained U.S. patents to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all of our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A “Risk Factors”.

Employees

As of March 31, 2006, we had 367 employees, 220 of whom are employed in Westford, Massachusetts. Of the total, 132 were in sales, 14 were in marketing, 35 were in support services, 109 were in research and development, 21 were in manufacturing, and 56 were in general and administrative functions. None of our employees are represented by a collective bargaining agreement.

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

Item 1A. Risk Factors.

In addition to the other information in this report, the following discussion should be considered carefully in evaluating NetScout and our business. This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed below and in our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risk and uncertainties. The following factors are among many that could cause actual results to differ materially from those contained in or implied by forward-looking statements made in this report. These statements involve the risks and uncertainties identified below as well as additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also impact our business operations. Such factors are among many that may have a material adverse impact upon our business, results of operations and financial condition.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	technology spending by current and potential customers;

•	uneven demand for application and network management solutions;

•	the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	changes in the distribution channels through which our products are sold;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our ability to anticipate or adapt effectively to developing markets and rapidly changing technologies;

•	changes in the number and size of our competitors;

•	changes in our prices or the prices of our competitors’ products; and

•	economic slowdowns or the occurrence of unforeseeable events, such as terrorist attacks, which contribute to such slowdowns.

We operate with minimal backlog because our products typically are shipped shortly after orders are received. As a result, product revenue in any quarter is substantially dependent upon orders booked and shipped in that quarter and revenue for any future quarter is not predictable to any degree of certainty. Achieving all or more of our projected sales during a quarter is critical to our achievement of expected financial results and any significant deferral of orders for our products would cause a shortfall in revenue for that quarter.

If we fail to introduce new products and enhance our existing products to keep up with rapid technological change, demand for our products may decline. The market for application and network management solutions is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers’ needs, which are driven by changes in computer networking technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application infrastructure performance management products or enhancements to existing products in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.

We have introduced and intend to continue to introduce new products related to our previously announced CDM, High Definition and Application Fabric Performance Management technology strategies. If the introduction of these products is significantly delayed or if we are unsuccessful in selling these products to our current and potential customers, our business, operating results and financial condition could be materially and adversely impacted.

If our products contain errors, they may be costly to correct, revenue may be delayed, we could be sued and our reputation could be harmed. Despite testing by our customers and us, errors may be found in our products after commencement of commercial shipments. If errors are discovered, we may not be able to correct them in a timely manner or at all. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fail, a customer may assert warranty and other claims for substantial damages against us. The occurrence or discovery of these types of errors or failures could have a material and adverse impact on our business, operating results and financial condition.

We face significant competition from other technology companies. The market for application and network management solutions is intensely competitive. We believe customers make network management system purchasing decisions based primarily upon the following factors:

•	product performance, functionality and price;

•	name and reputation of vendor;

•	distribution strength; and

•	alliances with industry partners.

We compete with the smaller yet growing number of providers of application and network performance management solutions and providers of portable network traffic analyzers and probes, such as Network General (formerly a division of Network Associates, Inc.). In addition, leading network equipment providers, including Cisco, offer their own solutions, including products which they license from other competitors. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets that we operate. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

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

Our success depends on our ability to expand and manage our international operations. Sales to customers outside North America accounted for 20%, 18% and 19% of our total revenue for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

The major countries outside of North America in which we do or intend to do business are England, Germany, Japan and China. Our international operations, including our operations in England, Germany, Japan and China, are generally subject to a number of risks, including:

•	failure of local laws to provide the same degree of protection that the laws in the United States provide against infringement of our intellectual property;

•	protectionist laws and business practices that favor local competitors;

•	dependence on local indirect channel partners;

•	conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable; and

•	foreign currency exchange rate fluctuations and political and economic instability.

Our success depends on our ability to manage indirect distribution channels. Sales to our indirect distribution channels, which include original equipment manufacturers, distributors, resellers, systems integrators and service providers, accounted for 61%, 55% and 50% of our total revenue for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. To increase our sales going forward we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing indirect distribution channels and to develop new indirect distribution channels. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

Our future growth depends on our ability to maintain and periodically expand our sales force. We must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable successfully to maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.

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

Our reliance on sole source suppliers could adversely impact our business. Many components that are necessary for the assembly of our probes are obtained from separate sole source suppliers or a limited group of suppliers. These components include some of our network interface cards. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and the inability to influence appropriate control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or have on hand large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.

Our success depends on our ability to protect our intellectual property rights. Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark and trade secret laws and registrations and non-disclosure and other contractual and license arrangements to protect our intellectual property rights. The reverse engineering, unauthorized copying, or other misappropriation of our intellectual property could enable third parties to benefit from our technology without compensating us. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management’s attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. Further, we also license software from third parties for use as part of our products, and if any of these licenses were to terminate, we may experience delays in product shipment until we develop or license alternative software.

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

Our estimates and judgments related to critical accounting policies could be inaccurate. We consider accounting policies related to revenue recognition, allowance for doubtful accounts receivable, valuation of inventories, valuation of goodwill and other intangible assets, capitalized software development costs, purchased software and internal use software, and income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business. The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business operations and to continue to enhance our internal control over financial reporting in accordance with Sarbanes-Oxley. Our ERP selection process is complete and we began implementation efforts in the first quarter of our fiscal year ending March 31, 2006, with the new ERP system anticipated to be operational during the second half of our fiscal year 2007. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization and our retention of key personnel, our business, operating results and financial condition could be materially and adversely impacted.

The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Section 404 of Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this legislation requires management’s attention and resources and will continue to cause us to incur significant expense. Management’s assessment of our internal control over financial reporting may identify weaknesses that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. If we determine that we have material weaknesses in our internal control over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline.

Although we determined that the operating effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 was effective, in future years we may encounter problems or delays in completing the implementation of any changes necessary to attain a favorable assessment of our internal control over financial reporting or we may encounter problems or delays in completing the implementation of any required improvements. If in future annual reports we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, the price of our common stock may decline.

In order to continue the enhancement of our internal control over financial reporting and to manage the growth and increasing complexity of our business, we are in the process of implementing a new ERP system that is expected to be operational in the second half of fiscal year 2007. If we are unable to implement this system successfully, improvements to our internal control over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

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

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the SEC.

Item 2. Properties

We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in September 2013 and we have an option to extend the lease for two additional five-year terms. We also lease office space in fourteen other cities throughout the world for our sales and support personnel, including 4,400 square feet of space in California. We also lease 14,309 square feet of office space for our engineering and support personnel in India. We believe that existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a material effect on our financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

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

Quarter Ended	High	Low
Fiscal Year 2005:
June 30, 2004	$8.84	$5.88
September 30, 2004	$6.87	$4.92
December 31, 2004	$7.67	$5.30
March 31, 2005	$6.74	$4.22
Fiscal Year 2006:
June 30, 2005	$7.00	$3.65
September 30, 2005	$6.73	$5.13
December 31, 2005	$5.93	$5.13
March 31, 2006	$9.36	$5.40

As of May 25, 2006 we had 105 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 3,000.

Dividend Policy

In fiscal years 2006 and 2005, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit line agreement prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2006, we did not repurchase any shares of our outstanding common stock pursuant to the open market stock repurchase program further described below in Note 12 to the attached consolidated financial statements.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2006, 2005, and 2004 and the consolidated balance sheet data as of March 31, 2006 and 2005 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2003 and 2002 and the consolidated balance sheet data as of March 31, 2004, 2003 and 2002 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future. Certain prior period amounts have been reclassified to conform with the current period presentation. During the fiscal year ended March 31, 2006, the Company reclassified $180,000, $722,000 and $722,000 of amortization expense related to software acquired through the acquisition of NextPoint Networks from operating expenses to cost of revenue in the statement of operations as previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 with respect to the fiscal years ended March 31, 2004, 2003 and 2002, respectively, as filed with the Securities and Exchange Commission on June 3, 2005. In addition, during the fiscal year ended March 31, 2006, the Company reclassified $918,000, $659,000, $401,000 and $142,000 of accrued rent escalation costs from current liabilities to long-term liabilities in the consolidated balance sheet as previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 with respect to the fiscal years ended March 31, 2005, 2004, 2003 and 2002, respectively, as filed with the Securities and Exchange Commission on June 3, 2005.

	Year ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$63,591	$51,352	$41,442	$41,696	$51,583
Service	34,101	32,124	28,331	24,527	21,102
License and royalty	184	1,738	1,761	5,435	9,599

Total revenue	97,876	85,214	71,534	71,658	82,284

Cost of revenue:
Product	18,639	16,251	13,315	14,004	19,187
Service	4,928	4,384	4,243	4,565	3,628

Total cost of revenue	23,567	20,635	17,558	18,569	22,815

Gross profit	74,309	64,579	53,976	53,089	59,469

Operating expenses:
Research and development	18,141	16,789	14,704	17,100	19,841
Sales and marketing	40,467	36,889	34,362	33,380	36,017
General and administrative	8,873	8,135	6,533	7,455	8,144
Amortization of other intangible assets	149	—	92	366	735
Amortization of goodwill	—	—	—	—	9,026
In-process research and development	143	—	—	—	—

Total operating expenses	67,773	61,813	55,691	58,301	73,763

Income (loss) from operations	6,536	2,766	(1,715)	(5,212)	(14,294)
Interest income and other expenses, net	2,627	1,053	703	1,153	1,956

Income (loss) before income tax expense (benefit)	9,163	3,819	(1,012)	(4,059)	(12,338)
Income tax expense (benefit)	3,366	949	(467)	(1,520)	(927)

Net income (loss)	$5,797	$2,870	$(545)	$(2,539)	$(11,411)

Basic net income (loss) per share	$0.19	$0.09	$(0.02)	$(0.08)	$(0.39)
Diluted net income (loss) per share	$0.18	$0.09	$(0.02)	$(0.08)	$(0.39)
Shares used in computing:
Basic net income (loss) per share	31,041	30,572	30,155	29,897	29,533
Diluted net income (loss) per share	31,885	31,521	30,155	29,897	29,533

	March 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$87,465	$83,863	$75,459	$71,265	$69,265
Working capital	72,998	76,978	65,200	69,484	60,531
Total assets	165,755	148,287	139,181	135,466	137,298
Total stockholders’ equity	126,591	117,449	113,112	111,801	112,707

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial information and the notes thereto included in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors discussed in Item 1A. Risk Factors and elsewhere in this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

NetScout Systems, Inc. (“NetScout” or the “Company”) designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, enabling delivery of critical business applications and content efficiently to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by commercial enterprises, large governmental agencies and service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations.

Our operating results are influenced by a number of factors, including the mix of products, services and licenses and royalties sold, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include: our ability to introduce and enhance existing products, marketplace acceptance of those new or enhanced products, continued expansion into international markets, and current economic conditions.

In fiscal year 2006, our total revenue increased $12.7 million to $97.9 million compared to $85.2 million in fiscal year 2005. In addition, our cost of revenue, increased by $3.0 million to $23.6 million compared to $20.6 million in fiscal year 2005. Gross profit of $74.3 million, or 75.9% of revenue, in fiscal year 2006 increased from $64.6 million, or 75.8% of revenue, in fiscal year 2005. Our gross margin is primarily impacted by the mix and volume of our product, service, license and royalty revenue. We realize significantly higher gross margins on license and royalty revenue relative to product and service revenue and higher gross margins on service revenue relative to product revenue.

Our operating expenses, which include research and development, sales and marketing, and general and administrative expenses, amortization of intangible and in-process research and development expenses increased in fiscal year 2006 by $6.0 million to $67.8 million, compared to $61.8 million in fiscal year 2005. Primary contributors to this increase in overall expenses were a $2.2 million increase in sales commissions which was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $2.0 million increase in personnel costs due to increased headcount, employee compensation, including incentive compensation, a $795,000 increase in stock-based compensation expense mainly due to the acquisition of Quantiva’s business and the awarding of restricted stock units, and a $578,000 increase in marketing expenses.

Net income for fiscal year 2006 increased by $2.9 million to $5.8 million compared to a net income of $2.9 million for fiscal year 2005. This increase is primarily due to the increase in gross profit of $9.7 million that resulted from higher revenue attainment and the increase of $1.6 million in interest income due to higher interest rates, partially offset by the increase in operating expenses of $6.0 million and an increase in income tax expense of $2.4 million due to higher pre-tax income.

We are continuing to see significant benefit from operating leverage and remain focused on increasing our operating margin by growing revenue while containing expenses. This is largely driven by strong year-over-year revenue growth of 15% led by 24% product revenue growth, a positive indicator of the adoption of our nGenius solution within our customer base. In addition, we improved profitability, delivering a 100% increase in earnings over the fiscal year ended March 31, 2005. We continue to see increased focus by the market and our customers on the importance of application performance monitoring from within the network. As networks and applications become increasingly complex and web services and Service Oriented Architectures more pervasive our products are ideally positioned for this new paradigm. During fiscal year 2006 we released a number of new products including our important new technology initiative called High Definition Performance Management, which provides unparalleled application traffic visibility across the enterprise. This technology, combined with our nGenius Flow Recorder and our acquisition of substantially all of the assets of Quantiva, furthers our strategy to deliver automated analytical products to our customers. We also introduced a new, highly-scalable nGenius Performance Manager Appliance for NetFlow for the cost-effective monitoring and analyzing of large Cisco NetFlow-enabled network environments. The new Appliance is security-hardened and dedicated to aggregating and analyzing data from large deployments of Cisco’s NetFlow routers and switches. The nGenius Performance Manager Appliance for NetFlow is available in Windows 2003 or Red Hat Linux platforms and scales to support data collected from thousands of NetFlow interfaces. We also released the nGenius Performance Manager Standby Server to support our customers’ needs for high-availability of their business networks and applications during times of crisis. Addressing large commercial enterprises and government agencies’ regulated requirements for business continuity, including disaster recovery, the nGenius Standby Server will help network administrators monitor network and application activity during a crisis by showing which systems and applications are on-line, which sites and users are able to continue to conduct business, and how business services are performing on backup or redundant networks and systems. The nGenius Performance Manager Standby Server maintains a frequently updated, replicated copy of the primary server’s performance data and configuration settings so that if a primary server becomes unavailable, the administrator can quickly enable the standby server to assume control of all performance management processes. Fiscal year 2006 also featured the release of our nGenius OC-48 Packet-over-SONET probe for the performance management of high-speed optical core networks. The nGenius OC-48 probe addresses wireless carriers needs for visibility into converged IP-based voice, data, and video services as they deploy third-generation networks.

Critical Accounting Policies

NetScout considers accounting policies related to revenue recognition, allowance for doubtful accounts receivable, valuation of inventories, valuation of goodwill and other intangible assets, capitalization of software development costs, purchased software and internal use software, and income taxes to be critical in fully understanding and evaluating our financial results.

Revenue Recognition

Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable.

Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue related to the software support is recognized ratably over the three-month support period. Revenue related to the hardware support is recognized ratably over the 12-month support period. After the expiration of these initial support periods the customer may elect to purchase an extended support agreement that typically runs for an additional 12 months. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

License and royalty revenue consists primarily of royalties under license agreements by original equipment manufacturers that incorporate components of our data collection technology into their own products or reproduce and sell our software products. License revenue is recognized when delivery of the original equipment manufacturer’s product has occurred and when we become contractually entitled to receive license fees, provided that such fees are fixed or determinable and collection is probable. Royalty revenue is recognized based upon reported product shipments by the license holder.

Multi-element arrangements are customer purchases of a combination of NetScout product and service offerings that may be delivered at various points in time. For multi-element arrangements, each element of the purchase is analyzed and a portion of the total purchase price is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the undelivered element. Under the residual method, the remaining portion of the purchase price is allocated to the delivered elements, generally hardware and licensed software products, regardless of any separate prices stated within the contract for each element. Vendor-specific objective evidence of fair value of the undelivered elements is based on the price customers pay when the element is sold separately.

Allowance for Doubtful Accounts Receivable

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At March 31, 2006, one customer accounted for 20% of our accounts receivable balance. At March 31, 2005, no one customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of March 31, 2006 and 2005, our allowance for doubtful accounts was $44,000 and $34,000, respectively. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value. As of March 31, 2006 and 2005, we recorded net realizable value adjustments of $606,000 and $587,000, respectively. We regularly monitor our inventories for potential obsolete and excess inventory. Our net realizable value adjustment is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect the net realizable value. Significant judgments and estimates are made when establishing the net realizable value adjustment. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Goodwill and Other Intangible Assets

The carrying value of goodwill was $36.6 million and $28.8 million as of March 31, 2006 and 2005, respectively. The increase of $7.7 million represents the excess purchase price paid by NetScout over the fair value of tangible and intangible assets acquired from Quantiva as of April 14, 2005, the closing date of the acquisition. Goodwill will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of March 31, 2006, based upon our review, we determined that there has been no goodwill impairment.

The carrying value of other intangible assets was $1.0 million and $0 as of March 31, 2006 and 2005, respectively. We account for our other intangible assets at historical cost. The carrying value of other intangible assets acquired in a business combination is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize other intangible assets over their estimated useful lives on a straight-line basis. The Company’s other intangible assets include software and non-compete agreements, resulting from the acquisition of Quantiva’s business on April 14, 2005 (see Note 6 and Note 7).

In-process research and development was $143,000 fiscal year ended March 31, 2006 due to the acquisition of Quantiva’s business. In-process research and development was identified and valued by management with the assistance of an independent valuation specialist. The amount assigned to in-process research and development was determined by identifying the specific projects that would be continued and for which technological feasibility had not been established as of the acquisition date and which had no alternative future use. The cost approach, as represented by time invested by Quantiva programmers, was used in valuing the in-process research and development. We recognize that the income approach is the preferable valuation methodology. However, due to the lack of a historical market for the technology, a meaningful cash flow projection could not be developed and therefore the cost approach was determined to be most appropriate.

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

As of March 31, 2006, capitalized software development costs were $1.6 million and accumulated amortization of such costs was $1.3 million, resulting in net capitalized software costs of $312,000. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods. During the twelve months ended March 31, 2006, NetScout met technological feasibility for its nGenius Analytics product. Capitalized costs to date include payroll and payroll related costs for employees who are directly associated with and devote time to the project and who are working on software development tasks eligible for capitalization, such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of March 31, 2006, capitalized software development costs for the nGenius Analytics product totaled $312,000. Amortization of software development costs will be recorded on a straight-line basis over two years once the project is ready for sale to the general public which is anticipated to be in the first quarter of fiscal year 2007.

During the twelve months ended March 31, 2006, NetScout capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 6). Purchased capitalized software is included on the balance sheet within other intangible assets, net. Amortization of capitalized purchased software is recorded on a straight-line basis over three years from the date of the purchase. Amortization was $401,000 for the twelve months ended March 31, 2006. The Company considered the economic consumption method alternative for amortizing these costs and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of cash flows related to the acquired Quantiva software.

NetScout is implementing a new Enterprise Resource Planning, or ERP, system in order to manage better the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to develop the software system, capitalization of eligible costs began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop customizations to the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of March 31, 2006, capitalized software costs relating to the ERP system implementation totaled $1.8 million. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is currently expected to be in fiscal year 2007.

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

NetScout recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities as well as an acquired or incurred net operating loss carryforward amounts. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. We believe future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

As of March 31, 2006, deferred income tax assets were $7.8 million, consisting primarily of $381,000 of federal net operating loss carryforwards and $372,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $6.5 million of other temporary book and tax accounting differences (Note 15). Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Fiscal Year Ended March 31,
	2006	2005	2004
Revenue:
Product	65.0%	60.3%	57.9%
Service	34.8	37.7	39.6
License and royalty	0.2	2.0	2.5

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	19.1	19.1	18.6
Service	5.0	5.1	5.9

Total cost of revenue	24.1	24.2	24.5

Gross margin	75.9	75.8	75.5

Operating expenses:
Research and development	18.5	19.7	20.6
Sales and marketing	41.3	43.3	48.0
General and administrative	9.1	9.5	9.1
Amortization of other intangible assets	0.2	—	0.2
In-process research and development	0.1	—	—

Total operating expenses	69.2	72.5	77.9

Income (loss) from operations	6.7	3.3	(2.4)
Interest income and other expenses, net	2.7	1.2	1.0

Income (loss) before income tax expense (benefit)	9.4	4.5	(1.4)
Income tax expense (benefit)	3.4	1.1	(0.6)

Net income (loss)	6.0%	3.4%	(0.8%)

Fiscal Years Ended March 31, 2006 and 2005

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consist of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during fiscal years ended March 31, 2006 and 2005.

	Fiscal Year Ended March 31,		Percentage Change
	2006	2005
	(Dollars in thousands)
Revenue:
Product	$63,591	$51,352	24%
Service	34,101	32,124	6%
License and royalty	184	1,738	(89)%

Total revenue	$97,876	$85,214	15%

Product. The 24% or $12.2 million increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 13% in average selling price per unit due to product mix during the fiscal year ended March 31, 2006 and an increase of approximately 10% in unit sales.

Service. The 6% or $2.0 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, combined with continued renewals of customer support agreements from our expanding product installed base. Certain older probe products were removed from service eligibility during fiscal year 2006 and others will be removed in fiscal year 2007.

License and royalty. The 89% or $1.6 million decrease in license and royalty revenue was primarily due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
Channel mix:
Indirect	$59,626	61%	$46,834	55%	27%
Direct	38,250	39	38,380	45	—%

Total Revenue	$97,876	100%	$85,214	100%	15%

Revenue from indirect channels increased 27% as a result of continued focus on resellers both domestically and internationally.

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since NetScout ships the products to a domestic location.

Revenue was distributed geographically as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
Geographic mix:
North America	$77,852	80%	$69,748	82%	12%
International:
Europe – Middle East – Africa	14,790	15	11,405	13	30%
Asia – Pacific – Other	5,234	5	4,061	5	29%

Subtotal International:	20,024	20	15,466	18	29%

Total Revenue	$97,876	100%	$85,214	100%	15%

Revenue from sales outside North America increased 29% as a result of continued sales and marketing focus in international regions. NetScout expects revenue from sales outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31,		Percentage Change
	2006	2005
	(Dollars in thousands)
Cost of revenue:
Product	$18,639	$16,251	15%
Service	4,928	4,384	12%

Total cost revenue	$23,567	$20,635	14%

Gross profit:
Product $	$44,952	$35,101	28%
Product %	71%	68%
Service $	29,173	27,740	5%
Service %	86%	86%
License and royalty $	184	1,738	(89)%
License and royalty %	100%	100%

Total gross profit $	$74,309	$64,579	15%

Total gross margin %	76%	76%

Product. The 15% or $2.4 million increase in cost of product revenue corresponds with the 24% or $12.2 million increase in product revenue and an approximate 5% increase in average cost per unit during fiscal year 2006. In addition, in the fiscal year ended March 31, 2006, we recorded $259,000 in inventory write-downs for slow moving items. Product gross margin percentage increased by 3 points to 71% from 68% due to volume efficiencies realized by revenue increases and due to the mix of higher margin product sales in the twelve months ended March 31, 2006.

Service. The 12% or $544,000 increase in cost of service revenue was primarily due to a $429,000 increase in personnel costs due to increased employee compensation, including incentive compensation and a $56,000 increase in travel expenses. The 5% or $1.4 million increase in service gross profit corresponds with the 6% or $2.0 million increase in service revenue offset by the 12% or $544,000 increase in cost of service revenue.

Gross profit. Our gross profit in absolute dollars increased 15% or $9.7 million. This increase was primarily due to the $12.2 million increase in product revenue, offset by the associated $2.4 million increase in product costs and the $2.0 million increase in service revenue, offset by the associated $544,000 increase in service costs. Offsetting the increase in product and service gross profit was the $1.6 million decrease in royalty revenue.

Operating Expenses

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
		% of Revenue		% of Revenue
Research and development	$18,141	19%	$16,789	20%	8%

The 8% or $1.4 million increase in research and development expenses was primarily due to a $1.4 million increase in personnel expenses due to increased employee base compensation, including an increase in employee incentive compensation and the increase in headcount associated with the four persons hired in connection with the purchase of Quantiva’s business and other limited hiring. Average headcount in research and development was 109 and 102 for the fiscal years ended March 31, 2006 and 2005, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, overhead and other expenses associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
		% of Revenue		% of Revenue
Sales and marketing	$40,467	41%	$36,889	43%	10%

The 10% or $3.6 million increase in total sales and marketing expenses was primarily due to a $2.2 million increase in sales commission expense that was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $457,000 increase in sales travel, and a $229,000 increase in stock-based compensation expenses. Average headcount in sales and marketing was 145 and 147 for the fiscal years ended March 31, 2006 and 2005, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
		% of Revenue		% of Revenue
General and administrative	$8,873	9%	$8,135	10%	9%

The 9% or $738,000 increase in general and administrative expense was primarily due to an $559,000 increase in personnel expenses mainly due to three factors: increased headcount to support compliance with Sarbanes-Oxley, an increase in employee base compensation and an increase in employee incentive compensation. The increase in general and administrative expense was also due to a $131,000 increase in stock-based compensation expense. Average headcount in general and administrative was 56 and 52 for the fiscal years ended March 31, 2006 and 2005, respectively.

Amortization of other intangible assets. Amortization of other intangible assets relates to the acquisition of Quantiva’s business in the first quarter of fiscal 2006.

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
		% of Revenue		% of Revenue
Amortization of other intangible assets	$149	—	$—	—%	100%

In-process research and development. In-process research and development represents the various projects and technologies acquired in the acquisition of Quantiva’s business for which technological feasibility had not been established as of the acquisition date and that had no alternative future use.

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
		% of Revenue		% of Revenue
In-process research and development	$143	—	$—	—%	100%

Interest Income and Other Expenses, Net

Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment and various interest expense.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Interest income and other expenses, net	$2,627	3%	$1,053	1%	150%

The 150% or $1.6 million increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income Tax Expense

The annual effective tax rate for the fiscal year 2006 is 36.7%, compared to an annual effective tax rate of 24.9% for the fiscal year 2005. Generally, the annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. We recorded a discrete income tax benefit of $440,000 during the fiscal year ended March 31, 2005 as a result of the resolution of a federal income tax audit. This discrete tax benefit significantly lowered our annual effective tax rate to 24.9% for fiscal year 2005.

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
		% of Revenue		% of Revenue
Income tax expense	$3,366	3%	$949	1%	255%

Net Income

Net income for the fiscal years ended March 31, 2006 and 2005 is as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2006		2005
	(Dollars in thousands)
		% of Revenue		% of Revenue
Net income	$5,797	6%	$2,870	3%	102%

The $2.9 million increase in net income during the fiscal year ended March 31, 2006 was mainly attributable to the increases in product and service gross profits of $9.9 million and $1.4 million, respectively, partially offset by a decrease in royalty revenue of $1.6 million, an increase in personnel costs of $2.0 million, increase in sales commissions of $2.2 million and an increase in income tax expense of $2.4 million.

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

Product. The 24% or $9.9 million increase in product revenue, which includes hardware and software products, was primarily due to an approximately 9% increase in average selling price per unit due to product mix during the fiscal year ended March 31, 2005 and an increase of approximately 14% in unit sales.

Service. The 13% or $3.8 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, combined with continued renewals of customer support agreements from our expanding product installed base.

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

Revenue from indirect channels increased 32% as a result of continued focus on resellers both domestically and internationally.

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since NetScout ships the products to a domestic location.

Revenue was distributed geographically as follows:

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
Geographic mix:
North America	$69,748	82%	$57,868	81%	21%
International:
Europe – Middle East – Africa	11,405	13	9,906	14	15%
Asia – Pacific – Other	4,061	5	3,760	5	8%

Subtotal International:	15,466	18	13,666	19	13%

Total Revenue	$85,214	100%	$71,534	100%	19%

Revenue from sales outside North America increased 13% as a result of continued sales and marketing focus in international regions.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel costs, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31,		Percentage Change
	2005	2004
	(Dollars in thousands)
Cost of revenue:
Product	$16,251	$13,315	22%
Service	4,384	4,243	3%

Total cost revenue	$20,635	$17,558	18%

Gross profit:
Product $	$35,101	$28,127	25%
Product %	68%	68%
Service $	27,740	24,088	15%
Service %	86%	85%
License and royalty $	1,738	1,761	(1)%
License and royalty %	100%	100%

Total gross profit $	$64,579	$53,976	20%

Total gross margin %	76%	75%

Product. The 22% or $2.9 million increase in cost of product revenue corresponds with the 24% or $9.9 million increase in product revenue during fiscal year 2005. Product gross margin percentage remained relatively constant at 68%.

Service. The 3% or $141,000 increase in cost of service revenue was primarily due to a $43,000 increase in personnel costs due to increased employee base compensation and employee incentive compensation and a $31,000 increase in support expenses. We continue to expand our India operations in an effort to enhance our customer support organization while maximizing cost efficiencies. The 15% or $3.7 million increase in service gross margin corresponds with the 13% or $3.8 million increase in service revenue offset by the 3% or $141,000 increase in cost of service revenue.

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

Operating Expenses

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Research and development	$16,789	20%	$14,704	21%	14%

The 14% or $2.1 million increase in research and development expenses was primarily due the capitalization of software development costs of $1.3 million during the fiscal year ended March 31, 2004, a $312,000 increase in personnel costs due to increased employee base compensation and employee incentive compensation, and a 100% or $570,000 increase in engineering consulting costs associated with new hardware product development to expand our nGenius product line, offset by a 100% or $88,000 decrease in our user group expenses. The user group was reorganized into a user forum event and related expenses were appropriately classified as sales and marketing expenses for the fiscal year ended March 31, 2005 because the event’s focus is now to promote and network best practices across the NetScout user community. Average headcount in research and development was 102 and 100 for the fiscal years ended March 31, 2005 and 2004, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, overhead and other expenses associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Sales and marketing	$36,889	43%	$34,362	48%	7%

The 7% or $2.5 million increase in total sales and marketing expenses was primarily due to a 29% or $1.9 million increase in sales commission expense that was mainly due to increased revenue attainment and higher attainment of incentive programs and an increase of $697,000 in employee compensation due to employee incentive compensation. Average headcount in sales and marketing was 147 and 144 for the fiscal years ended March 31, 2005 and 2004, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
General and administrative	$8,135	10%	$6,533	9%	25%

The 25% or $1.6 million increase in general and administrative expense was primarily due to an $881,000 increase in personnel costs due to increased headcount to support compliance with Sarbanes-Oxley, increased employee base compensation and employee incentive compensation, and an 88% or $745,000 increase in professional services, mainly due to efforts associated with compliance with Sarbanes-Oxley. Average headcount in general and administrative was 52 and 49 for the fiscal years ended March 31, 2005 and 2004, respectively.

Amortization of other intangible assets. Amortization of other intangible assets relates to the acquisition of NextPoint Networks in fiscal year 2001. Other intangible assets were fully amortized as of June 30, 2003 and no amortization occurred after that date.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Amortization of other intangible assets	$—	—	$92	—%	(100)%

Interest Income and Other Expenses, Net

Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment and various interest expense.

	Fiscal Year Ended March 31,				Percentage Change
	2005		2004
	(Dollars in thousands)
		% of Revenue		% of Revenue
Interest income and other expenses, net	$1,053	1%	$703	1%	50%

The 50% or $350,000 increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities and, to a lesser extent, due to higher average marketable securities balances.

Income Tax Expense (Benefit)

The annual effective tax rate was 24.9% for the fiscal year ended March 31, 2005, compared to an annual effective tax rate of (46.1%) for the fiscal year ended March 31, 2004. Generally, our annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. In the fiscal year ended March 31, 2005, we recorded a discrete income tax benefit of $440,000 as a result of the resolution of a federal income tax audit. This discrete tax benefit significantly lowered our annual effective tax rate to 24.9%

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

Contractual Obligations

As of March 31, 2006, we had the following current contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$25,259	$3,513	$6,940	$6,657	$8,149

Total contractual obligations	$25,259	$3,513	$6,940	$6,657	$8,149

We lease facilities and certain equipment under operating lease agreements extending through September 2013 for a total of $25.3 million.

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

Guarantor’s Agreements

The Company warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and expires ninety (90) days thereafter. For hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. This warranty is subject to various exclusions which include but are not limited to non-conformance resulting from modifications made to the software or hardware by a party other than the Company or damage to hardware caused by a power surge or a force majeure event. The Company also warrants that all support services shall be performed in a good and workmanlike manner. The Company believes that its product and support services warranties are consistent with commonly accepted industry standards. No warranty cost information is presented since no warranty costs are accrued. Instead, service revenue associated with warranty is deferred at the time of a hardware or software sale and is recognized over the warranty period.

Contracts that the Company enters into in the ordinary course of business may contain indemnification provisions. Pursuant to these agreements, the Company may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or EU or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require the Company to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

On limited occasions, the Company may agree to provide other forms of indemnification to partners or direct customers, such as indemnification that would obligate the Company to defend and pay any damages awarded to a third party against a partner or direct customer based on a lawsuit alleging that such third party has suffered personal injury and/or tangible property damage legally determined to have been caused by negligently designed or manufactured products.

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following:

	Year Ending March 31,
	2006	2005	2004
	(Dollars in thousands)
Cash and cash equivalents	$61,676	$57,070	$19,011
Short-term marketable securities	19,810	26,793	50,432
Long-term marketable securities	5,979	—	6,016

Cash, cash equivalents, and marketable securities	$87,465	$83,863	$75,459

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of March 31, 2006, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. No other amounts were outstanding under the line of credit. Under the agreement we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of March 31, 2006, we were in compliance with all such covenants.

Cash, cash equivalents, and marketable securities increased by $3.6 million from March 31, 2005 to March 31, 2006. While cash and cash equivalents increased by $4.6 million, short- and long-term marketable securities decreased in total by $1.0 million.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31,
	2006	2005	2004
	(Dollars in thousands)
Net cash provided by operating activities	$15,623	$10,457	$5,865
Net cash provided by (used in) investing activities	(13,339)	26,114	(32,046)
Net cash provided by financing activities	2,322	1,488	1,369

Net cash provided by operating activities.

Net cash provided by operating activities amounted to $15.6 million during the fiscal year ended March 31, 2006. The primary sources of operating cash flow in the fiscal year ended March 31, 2006 included net income of $5.8 million, adjusted to exclude the effects of non-cash items of $7.4 million, an increase of $2.8 million in accrued compensation and other expenses primarily as a result of incentive compensation and sales commissions, and an increase in deferred revenue of $4.0 million mainly due to an increase in the number of customer support agreements attributable to new product sales generated over the last fiscal year combined with continued renewals of customer support agreements from the expanding product installed base, offset by a $4.9 million increase in accounts receivables as a result of the timing of sales within the fiscal year ended March 31, 2006.

Net cash provided by operating activities amounted to $10.5 million during the fiscal year ended March 31, 2005. The primary sources of operating cash flow in the fiscal year ended March 31, 2005 included net income of $2.9 million, adjusted to exclude the effects of non-cash items of $3.7 million, an increase of $2.7 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and non-sales incentive compensation and sales commissions, and an increase in deferred revenue of $2.0 million mainly due to an increase in the number of customer support agreements attributable to new product sales generated over the last fiscal year combined with continued renewals of customer support agreements from the expanding product installed base, a reduction of $252,000 in inventory due to inventory management and an increase of $536,000 in accounts payable due to the timing of payments, offset by an increase of $1.0 million in accounts receivable as a result of the timing of sales within the fiscal year ended March 31, 2005 and an increase of $842,000 in prepaids and other current assets mainly due to various prepayments of software maintenance contracts, marketing and sales events and restricted investments.

Net cash provided by operating activities amounted to $5.9 million during the fiscal year ended March 31, 2004. The primary sources of operating cash flow in the fiscal year ended March 31, 2004 included the net loss of $545,000, adjusted to exclude the effects of non-cash items of $3.8 million, a decrease of $1.1 million in accounts receivable as a result of collection activities, an increase of $581,000 in accounts payable due to the timing of payments, an increase of $1.1 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles, and an increase of $732,000 in deferred revenue primarily as a result of an increase in the number of customer support agreements attributable to new product sales generated over the last year combined with continued renewals of customer support agreements from our expanding product installed base, offset by an increase of $384,000 in inventory due to the timing of inventory purchases.

Net cash provided by (used in) investing activities.

For the fiscal years ended March 31, 2006, 2005 and 2004, cash (used in) provided by investing activities reflects the purchase of marketable securities of $73.3 million, $68.6 million and, $129.2 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $74.3 million, $98.1 million and $100.2 million, respectively, and the purchase of fixed assets to support our infrastructure of $3.2 million, $3.4 million and $1.7 million, respectively, and the capitalized expenditure for internal use of software of $1.4 million, $403,000 and $0, respectively. The increase of purchases of fixed assets year over year is mainly due to the investment in our infrastructure as we prepare for future growth. We anticipate that our investment in our infrastructure will continue in future quarters. For the fiscal year ended March 31, 2006, net cash provided by (used in) investing activities also reflects the acquisition of Quantiva’s business for $9.5 million in cash consideration. Also, for the fiscal year ended March 31, 2004, cash (used in) provided by investing activities was reduced by the investment in capitalized software development costs related to nGenius Performance Manager 2.0 of $1.3 million.

Net cash provided by financing activities.

For the fiscal years ended March 31, 2006, 2005 and 2004, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan of $2.3 million, $1.5 million and $1.5 million respectively. For the fiscal year ended March 31, 2004, cash provided by financing activities also reflected the purchase of treasury stock of $124,000, in connection with our open market stock repurchase program. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to 1 million shares of its outstanding common stock, subject to market conditions and other factors. Through the fiscal year ended March 31, 2006, NetScout repurchased 158,000 shares of its common stock as treasury stock related to our open market stock repurchase program. Cash to be used under this program in the future is undeterminable at this point in time.

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

Recent Accounting Standards

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment.” This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers of which the Company is not one) will be required to apply SFAS No. 123(R) as of the annual reporting period that begins after June 15, 2005. In May 2005, the Company approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options became exercisable on March 31, 2006. Despite these accelerations, SFAS No. 123(R) will impact the Company’s financial statements upon adoption. The Company is continuing to evaluate the financial statement impact of adopting this standard.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have any effect on the Company’s financial position or operating results.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have any effect on the Company’s financial position or operating results.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that our internal control over financial reporting was effective as of March 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 13, 2006.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 13, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 13, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 13, 2006.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 13, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Date: June 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	June 2, 2006

/s/ NARENDRA V. POPAT Narendra V. Popat	Chairman of the Board and Secretary	June 2, 2006

/s/ DAVID P. SOMMERS David P. Sommers	Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)	June 2, 2006

/s/ JEFFREY R. WAKELY Jeffrey R. Wakely	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	June 2, 2006

/s/ VICTOR A. DEMARINES Victor A. DeMarines	Director	June 2, 2006

/s/ JOHN R. EGAN John R. Egan	Director	June 2, 2006

/s/ JOSEPH G. HADZIMA, JR. Joseph G. Hadzima, Jr	Director	June 2, 2006

/s/ STUART MCGUIGAN Stuart McGuigan	Director	June 2, 2006

/s/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	June 2, 2006

/s/ KENNETH T. SCHICIANO Kenneth T. Schiciano	Director	June 2, 2006

N etScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of NetScout Systems, Inc.:

We have completed integrated audits of NetScout Systems, Inc.’s fiscal 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 and an audit of its fiscal 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

June 2, 2006

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$61,676	$57,070
Marketable securities	19,810	26,793
Accounts receivable, net of allowance for doubtful accounts of $44 and $34 at March 31, 2006 and 2005, respectively	16,765	11,886
Inventories	2,816	3,114
Refundable income taxes	985	1,399
Deferred income taxes	2,896	2,356
Restricted cash	1,339	—
Prepaids and other current assets	3,119	3,003

Total current assets	109,406	105,621
Fixed assets, net	7,577	6,011
Goodwill	36,561	28,839
Other intangible assets, net	1,015	—
Capitalized software development costs, net	312	221
Deferred income taxes	4,889	7,586
Long-term marketable securities	5,979	—
Other assets	16	9

Total assets	$165,755	$148,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,727	$2,520
Accrued compensation	8,635	6,385
Accrued other	2,325	2,058
Deferred acquisition payment	1,339	—
Deferred revenue	21,382	17,680

Total current liabilities	36,408	28,643

Accrued other	1,157	918
Deferred revenue	1,599	1,277

Total liabilities	39,164	30,838

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at March 31, 2006 and 2005	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 35,488,019 and 34,892,273 shares issued and 31,284,796 and 30,689,050 shares outstanding at March 31, 2006 and 2005, respectively	35	35
Additional paid-in capital	120,057	112,286
Accumulated other comprehensive loss	(122)	(130)
Deferred compensation	(4,434)	—
Treasury stock at cost, 4,203,223 shares at March 31, 2006 and 2005	(26,490)	(26,490)
Retained earnings	37,545	31,748

Total stockholders’ equity	126,591	117,449

Total liabilities and stockholders’ equity	$165,755	$148,287

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended March 31,
	2006	2005	2004
Revenue:
Product	$63,591	$51,352	$41,442
Service	34,101	32,124	28,331
License and royalty	184	1,738	1,761

Total revenue	97,876	85,214	71,534

Cost of revenue:
Product (1)	18,639	16,251	13,315
Service(1)	4,928	4,384	4,243

Total cost of revenue	23,567	20,635	17,558

Gross profit	74,309	64,579	53,976

Operating expenses:
Research and development(1)	18,141	16,789	14,704
Sales and marketing(1)	40,467	36,889	34,362
General and administrative(1)	8,873	8,135	6,533
Amortization of other intangible assets	149	—	92
In-process research and development	143	—	—

Total operating expenses	67,773	61,813	55,691

Income (loss) from operations	6,536	2,766	(1,715)
Interest income and other expense, net	2,627	1,053	703

Income (loss) before income tax expense (benefit)	9,163	3,819	(1,012)
Income tax expense (benefit)	3,366	949	(467)

Net income (loss)	$5,797	$2,870	$(545)

Basic net income (loss) per share	$0.19	$0.09	$(0.02)
Diluted net income (loss) per share	$0.18	$0.09	$(0.02)
Shares used in computing:
Basic net income (loss) per share	31,041	30,572	30,155
Diluted net income (loss) per share	31,885	31,521	30,155

(1) Share-based compensation expense included in these amounts are as follows:
Cost of product revenue	$11	$—	$—
Cost of service revenue	14	—	2
Research and development	411	—	118
Sales and marketing	228	—	16
General and administrative	131	—	—

Total stock-based compensation expense	$795	$—	$136

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share and per share data)

	Common stock Voting		Additional Paid In Capital	Accumu- lated Other Compre- hensive Income	Deferred Compensation	Treasury Stock	Retained Earnings	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Par Value
Balance, March 31, 2003	34,151,894	$34	$108,835	$7	$(132)	$(26,366)	$29,423	$111,801
Net loss							(545)	(545)	$(545)
Net unrealized investment gains (losses)				—				—	—

Comprehensive income, net of tax of $0									$(545)

Issuance of common stock pursuant to exercise of options	235,280	—	1,049					1,049
Issuance of common stock in exchange for services	2,000	—	9					9
Issuance of common stock pursuant to employee stock purchase plan	195,403	—	444					444
Amortization of deferred compensation					127			127
Reversal of deferred compensation upon termination of employees			(5)		5			—
Tax benefits of disqualifying dispositions of incentive stock options			351					351
Repurchase of common stock as treasury						(124)		(124)

Balance, March 31, 2004	34,584,577	34	110,683	7	—	(26,490)	28,878	113,112
Net income							2,870	2,870	$2,870
Net unrealized investment gains (losses)				(137)				(137)	(137)

Comprehensive income, net of tax of $0									$2,733

Issuance of common stock pursuant to exercise of options	165,552	1	743					744
Issuance of common stock pursuant to employee stock purchase plan	142,144	—	744					744
Tax benefits of disqualifying dispositions of incentive stock options			116					116

Balance, March 31, 2005	34,892,273	35	112,286	(130)	—	(26,490)	31,748	117,449
Net Income	—	—	—	—	—	—	5,797	5,797	$5,797
Net unrealized investment gains (losses)	—	—	—	8	—	—	—	8	8

Comprehensive income									$5,805

Issuance of common stock pursuant to exercise of options	399,564	—	1,695		—			1,695
Issuance of common stock pursuant to employee stock purchase plan	196,182	—	627		—			627
Grant of restricted stock units			5,045		(5,045)			—
Stock-based compensation expense for restricted stock units			—		611			706
Stock-based compensation expense for restricted stock units granted to non-employees			95					—
Stock-based compensation expense for options granted to non-employees			75					75
Acceleration of vesting period of stock options granted prior to 12/31/04			14		(14)			—
Stock-based compensation expense for acceleration of options			—		14			14
Tax benefits of disqualifying dispositions of incentive stock options			220		—			220

Balance, March 31, 2006	35,488,019	$35	$120,057	$(122)	$(4,434)	$(26,490)	$37,545	$126,591

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,797	$2,870	$(545)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	2,869	2,718	3,162
Amortization of goodwill and other intangible assets	149	—	272
Amortization of capitalized software	622	663	441
In-process research and development	143	—	—
Loss on disposal of fixed assets	173	104	61
Inventory write-down	259	—	—
Share-based compensation expense associated with equity awards	795	—	136
Deferred income taxes	2,377	219	(261)
Changes in assets and liabilities:
Accounts receivable, net	(4,879)	(1,035)	1,055
Inventories	39	252	(384)
Refundable income taxes	414	703	(333)
Prepaids and other current assets	(115)	(842)	(98)
Other assets	(7)	36	(45)
Accounts payable	207	536	581
Accrued compensation and other expenses	2,756	2,740	1,144
Income taxes payable	—	(490)	(53)
Deferred revenue	4,024	1,983	732

Net cash provided by operating activities	15,623	10,457	5,865

Cash flows from investing activities:
Purchases of marketable securities	(73,301)	(68,573)	(129,221)
Proceeds from maturity of marketable securities	74,319	98,105	100,226
Purchase of fixed assets	(3,179)	(3,015)	(1,726)
Capitalized expenditures for internal use software	(1,403)	(403)	—
Purchase of Quantiva, Inc. assets	(9,463)	—	—
Capitalized software development costs	(312)	—	(1,325)

Net cash (used in) provided by investing activities	(13,339)	26,114	(32,046)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,322	1,488	1,493
Repurchase of common stock as treasury stock	—	—	(124)

Net cash provided by financing activities	2,322	1,488	1,369

Net increase (decrease) in cash and cash equivalents	4,606	38,059	(24,812)
Cash and cash equivalents, beginning of year	57,070	19,011	43,823

Cash and cash equivalents, end of year	$61,676	$57,070	$19,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$124	$4
Cash paid for income taxes	665	612	254
Non-cash financing activities:
Tax benefits of disqualifying dispositions of incentive stock options recorded to additional paid-in capital	$220	$116	$351

The accompanying notes are an integral part of these consolidated financial statements.

NetSco ut Systems, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business

NetScout Systems, Inc. (“NetScout” or the “Company”) designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance and optimization of complex, high-speed networks, enabling delivery of critical business applications and content to end-users. NetScout manufactures and markets these products in an integrated hardware and software solution that is used by enterprise, large governmental agencies and service providers worldwide. NetScout has a single operating segment and substantially all of its identifiable assets are located in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, allowances for doubtful accounts receivable, valuation of inventories, valuation of goodwill and other intangible assets, capitalization of software development costs, purchased software and internal use software, and income taxes. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Cash and Cash Equivalents and Marketable Securities

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

At March 31, 2006 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.1 million, which is included in prepaid and other current assets. At March 31, 2006 and 2005, there were unrealized losses of $24 and $18, respectively, recorded as other comprehensive income (loss), net of $0 tax.

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

Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue related to the software support is recognized ratably over the three-month support period. Revenue related to the hardware support is recognized ratably over the 12-month support period. In addition, customers can elect to purchase extended support agreements for periods after the software warranty expiration, typically for 12-month periods. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

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

Concentration of Credit Risk and Significant Customers

The carrying value of NetScout’s financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable are carried at their approximate fair values due to their short-term maturities. Long-term marketable securities are stated at fair value based on quoted market prices. In reference to the Company’s accounts receivables, management believes the Company’s credit practices are prudent and reflect normal industry terms and business risk. At March 31, 2006, one customer accounted for approximately 20% of our accounts receivable balance. At March 31, 2005, no one customer accounted for more than 10% of our accounts receivable balance. No customer accounted for more than 10% of NetScout’s total revenue during the fiscal years ended March 31, 2006, 2005 and 2004. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future, and, accordingly, we do not require collateral from our customers.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or anticipated useful life of the improvement. Gains and losses upon asset disposal are recognized in the year of disposition. Expenditures for replacements and building improvements are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

In July 2000, NetScout recorded goodwill and other intangible assets using the purchase method in connection with the acquisition of NextPoint Networks, Inc. (“NextPoint”). Other intangible assets acquired, which are fully amortized, consist of customer base, assembled workforce and completed technology.

In April 2005, NetScout recorded goodwill and other intangible assets using the purchase method in connection with the acquisition of substantially all of the assets of Quantiva. Other intangible assets acquired consist of software and non-compete agreements. NetScout amortizes other intangible assets over their estimated useful lives on a straight-line basis. The acquired in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and that have not reached technological feasibility at the date of acquisition are expensed as incurred.

NetScout assesses goodwill for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess. The Company’s primary measurement to assess goodwill for impairment is to compare the Company’s period ending market value to total stockholders’ equity. If the value of stockholders’ equity was to exceed market value as of the period ending, the Company’s goodwill would potentially be impaired and would require the Company to pursue a more in depth analysis to determine if impairment has actually occurred. At March 31, 2006, NetScout determined that there had been no impairment of goodwill.

Capitalized Software Development Costs and Internal Use Software

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2004, the Company capitalized $1.3 million of software development costs. Beginning in August 2003, the Company commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs were $221, $663 and $441 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of March 31 2006, capitalized software development costs for the nGenius Analytics product totaled $312. Amortization of software development costs for the nGenius Analytics product will be recorded on a straight-line basis over two years once the project is ready for sale to the general public, which is expected to be in the first quarter of fiscal year 2007.

The Company also capitalizes purchased software in accordance with SFAS No. 86. During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 6). Purchased capitalized software is included on the balance sheet within other intangible assets, net. Amortization of purchased software is recorded on a straight-line basis over three years. Amortization of capitalized purchased software was $401 for the fiscal year ended March 31, 2006. The Company considered the economic consumption method alternative for amortizing these costs and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of cash flows related to the acquired Quantiva software.

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

Certain costs incurred in the procurement and development of a new Enterprise Resource Planning (“ERP”) system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. As of March 31, 2006 and 2005, capitalized software for the ERP system totaled $1.4 million and $403,000, respectively. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is expected to be in the second half of fiscal year 2007.

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

Had compensation cost for the Company’s option plans been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Year ended March 31,
	2006	2005	2004
Net income (loss) as reported	$5,797	$2,870	$(545)
Add: stock–based compensation under APB No. 25, net of tax	390	—	136
Deduct: stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,717)	(4,461)	(8,771)

Pro forma net income (loss)	$1,470	$(1,591)	$(9,180)

Basic net income (loss) per share:
As reported	$0.19	$0.09	$(0.02)
Pro forma	$0.05	$(0.05)	$(0.30)
Diluted net income (loss) per share:
As reported	$0.18	$0.09	$(0.02)
Pro forma	$0.05	$(0.05)	$(0.30)

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Option Plans	Year ended March 31,
	2006	2005	2004
Expected option term	5 years	4 years	4 years
Weighted average risk-free interest rate	4.0%	3.6%	3.0%
Expected stock price volatility	95%	100%	100%
Dividend yield	—	—	—
Weighted average fair value	$3.32	$4.53	$1.96

Stock Purchase Plan	Year ended March 31,
	2006	2005	2004
Expected option term	0.5 years	0.5 years	0.5 years
Weighted average risk-free interest rate	3.2%	1.8%	1.8%
Expected stock price volatility	59%	100%	100%
Dividend yield	—	—	—
Weighted average fair value	$1.23	$2.39	$1.70

Foreign Currency

Assets and liabilities of subsidiaries outside the U.S. are translated into U.S. dollars using exchange rates that are historical or in effect as of the balance sheet date in accordance with SFAS No. 52, “Foreign Currency Translation.” The effects of these foreign currency translation adjustments are included in the consolidated statements of operations since foreign operations are an extension of the domestic operations. Revenue attributable to foreign locations is contracted in U.S. dollars, and as a result, there are no foreign currency gains or losses related to these transactions. Foreign subsidiary expense accounts are translated at the foreign exchange rate in effect at the time the transaction was recorded.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was approximately $120, $31 and $21 for the years ended March 31, 2006, 2005 and 2004, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) adjustments typically consist of unrealized gains and losses on marketable securities and restricted investment. Other comprehensive income (loss) for the fiscal years ended March 31, 2006, 2005, and 2004 is as follows:

	Year ended March 31,
	2006	2005	2004
Net income (loss)	$5,797	$2,870	$(545)
Unrealized gains (loss) on marketable securities and restricted investments, net of $0 tax	8	(137)	(0)

Other comprehensive income (loss)	$5,805	$2,733	$(545)

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

NetScout accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the effect of any net operating loss carryforwards. Income tax expense (benefit) is comprised of the current tax liability and the change in deferred tax assets and liabilities. A valuation allowance is established to the extent that it is more likely than not that the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options, shares of common stock subject to repurchase and restricted stock units using the “treasury stock” method.

Reclassifications

Certain prior years’ financial statement items have been reclassified to conform to the current year’s presentation.

Recent Accounting Standards

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment.” This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees as the preferred methodology. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers of which the Company is not one) will be required to apply SFAS No. 123(R) as of the annual reporting period that begins after June 15, 2005. In May 2005, the Company approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options became exercisable on March 31, 2006. Despite these accelerations, SFAS No. 123(R) will impact the Company’s financial statements upon adoption. The Company is continuing to evaluate the financial statement impact of adopting this standard.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have any effect on the Company’s financial position or operating results.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have any effect on the Company’s financial position or operating results.

3. Marketable Securities

The following is a summary of marketable securities held by NetScout at March 31, 2006, with maturity dates of April 2006 through February 2008:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$16,213	$(122)	$16,091
Commercial paper	10,819	—	10,819

Less restricted investment	1,145	(24)	1,121

Marketable securities	$25,887	$(98)	$25,789

Short-term marketable securities			$19,810

Long-term marketable securities			$5,979

The following is a summary of marketable securities held by NetScout at March 31, 2005, with maturity dates of April 2005 through March 2006:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$10,031	$(130)	$9,901
Commercial paper	17,878	—	17,878

Less restricted investment	1,004	(18)	986

Marketable securities	$26,905	$(112)	$26,793

Short-term marketable securities			$26,793

Long-term marketable securities			$—

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

4. Inventories

Inventories are stated at actual cost. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	March 31,
	2006	2005
Raw materials	$2,213	$2,635
Work in process	102	33
Finished goods	501	446

	$2,816	$3,114

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life in Years	March 31,
		2006	2005
Furniture and fixtures	3-7	$2,056	$2,068
Computer equipment and purchased software	3	21,479	18,902
Demonstration and spare part units	2	2,233	1,758
Leasehold improvements	4-12	3,467	3,376

		29,235	26,104
Less—accumulated depreciation		(21,658)	(20,093)

		$7,577	$6,011

Depreciation expense on fixed assets for the years ended March 31, 2006, 2005 and 2004 was $2,869, $2,718, and $3,162, respectively.

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

The total purchase price was approximately $9.5 million and was paid in cash. Cash paid includes $1.3 million in escrow to be paid sixteen months from the date of the acquisition. The Company has recorded the cash in escrow as restricted cash on the consolidated balance sheet, with an offsetting liability reported as deferred acquisition payment. In August 2006, the sixteenth month anniversary of the acquisition, the $1.3 million escrow and any interest earned on the balance, will be paid to Quantiva or its successors. The escrow account was established to satisfy potential claims and obligations that could arise subsequent to the acquisition. The purchase price includes capitalized acquisition costs of approximately $166 consisting of legal, consulting and accounting

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

6. Acquisition (Continued)

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

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from new technology and synergies related to the integration of Quantiva with the Company’s nGenius Performance Management solution. Goodwill from the Quantiva acquisition will be included within the Company’s one reporting unit. Goodwill for tax purposes is deductible over a 15-year period.

The following table reflects the estimated fair value of the acquired intangible assets and related estimates of useful lives:

Software	$1,255	3-year useful life
Non-compete agreements	310	2-year useful life
In-process research and development	143

	$1,708

The acquired research and development of $143 was charged to operating expenses on the consolidated statement of operations during the fiscal quarter ended June 30, 2005.

The following pro forma information presents a summary of the historical consolidated statements of operations of the Company and Quantiva for the three and twelve months ended March 31, 2006 and 2005, giving effect to the merger as if it occurred on April 1, 2005 and 2004, respectively.

	Year Ended March 31,
	2006	2005
Pro forma revenues	$97,915	$85,317
Pro forma net income	5,701	1,046
Pro forma earnings per share:
Basic	$0.18	$0.03
Diluted	$0.18	$0.03

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

7. Goodwill & Other Intangible Assets

Goodwill

The carrying amount of goodwill was $36.6 million and $28.8 million as of March 31, 2006 and 2005, respectively. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000 and substantially all of the assets of Quantiva on April 14, 2005 (Note 6). The Company recorded $7.7 million of goodwill at the acquisition date related to Quantiva.

There was no change in the carrying amount of goodwill for the fiscal year ended March 31, 2005. The change in the carrying amount of goodwill for the fiscal year ended March 31, 2006 is as follows:

For the Twelve Months Ended March 31, 2006
Balance as of beginning of period	28,839
Goodwill related to the acquisition of Quantiva’s business	7,722

Balance as of March 31, 2006	$36,561

Other intangible assets

The carrying amount of other intangible assets was $1.0 million as of March 31, 2006. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Other Intangible Assets consist of the following as of March 31, 2006:

	March 31, 2006
	Cost	Accumulated Amortization	Net
Software	$1,255	$401	$854
Non-Compete Agreements	310	149	161

	$1,565	$550	$1,015

There were no carrying amounts of other intangible assets as of March 31, 2005. Amortization of acquired software included as cost of product revenue was $401 for the fiscal year ended March 31, 2006. Amortization of other acquired intangible assets included as operating expense was $149 for the fiscal year ended March 31, 2006.

The following is the expected future amortization expense for the years ended March 31:

2007	$573
2008	425
2009	17

Total	$1,015

The weighted average useful life of other intangible assets is 2.8 years.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

8. Capitalized Software Development Costs and Purchased Software

During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of March 31, 2006, capitalized software development costs for the nGenius Analytics product totaled $312. Amortization of software development costs for the nGenius Analytics product will be recorded on a straight-line basis over two years once the project is ready for sale to the general public, which is expected to be in the first quarter of fiscal year 2007. During the fiscal year ended March 31, 2004, the Company capitalized $1.3 million of software development costs. Beginning in August 2003, the Company commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs were $221, $663 and $441 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 6). Purchased capitalized software is included on the balance sheet within other intangible assets, net. Amortization of purchased software is recorded on a straight-line basis over three years. Amortization of capitalized purchased software was $401 for the fiscal year ended March 31, 2006.

9. Line of Credit

At March 31, 2006, NetScout had a revolving line of credit with a bank under which it can borrow up to $10,000 based upon a percentage of eligible accounts receivable. Borrowings under the line are payable on demand and bear interest at the bank’s prime rate (7.75% at March 31, 2006). NetScout’s accounts receivable and inventory collateralize the line of credit. Under the terms of the agreement, NetScout is required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth covenant that requires NetScout to maintain a minimum tangible net worth of no less than $70 million. NetScout was in compliance with all financial covenants at March 31, 2006. No borrowings were outstanding under the line of credit at March 31, 2006. Under the terms of its current principal office lease, NetScout is required to maintain a letter of credit totaling $3,159.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

10. Net Income (Loss) Per Share

Calculations of the basic and diluted net income (loss) per common share and potential common shares are as follows:

	Year ended March 31,
	2006	2005	2004
Basic:
Net income (loss) applicable to common stockholders	$5,797	$2,870	$(545)

Weighted average common shares outstanding	31,040,871	30,571,862	30,154,895

Basic net income (loss) per share	$0.19	$0.09	$(0.02)

Diluted:
Net income (loss) applicable to common stockholders	$5,797	$2,870	$(545)

Weighted average common shares outstanding	31,040,871	30,571,862	30,154,895
Weighted average stock options	747,792	948,908	—
Weighted average restricted stock units	95,927	—	—

Diluted weighted average shares	31,884,590	31,520,770	30,154,895

Diluted net income (loss) per share	$0.18	$0.09	$(0.02)

The following table sets forth common stock excluded from the calculation of diluted net income (loss) per share, since the inclusion would be antilutive:

	Year ended March 31,
	2006	2005	2004
Stock options	1,414,802	1,454,686	4,758,963

11. Material Transactions Affecting Stockholders’ Equity

Restricted Stock

On April 14, 2005, the Company granted stock-based awards to employees who were former employees of Quantiva and to a consultant who was a former consultant of Quantiva, a company that sold substantially all of its assets to the Company (Note 6). These awards consisted of grants of 154,345 restricted stock units, which vest over two years and do not have an exercise price. The Company recorded the intrinsic value and the fair value of the restricted stock units granted to former employees as deferred compensation and recognized the current period expense in accordance with EITF 96-18. The Company recorded the current period expense for the restricted stock granted to the consultant to stockholders’ equity in accordance with EITF 96-18. The Company estimated the fair value of these restricted stock units using a per share value of $4.14, which represented the closing price of the Company’s common stock on the date of grant. Upon the grant of the restricted stock units to employees, deferred compensation for the fair market value of the restricted stock units were recorded within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the vesting period. The aggregate intrinsic value of these awards at March 31, 2006 was approximately $711. Amortization expense related to these grants for the fiscal year ended March 31, 2006 was $373.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

11. Material Transactions Affecting Stockholders’ Equity  (Continued)

On September 14, 2005, the Company granted equity-based awards to members of the Company’s Board of Directors. These awards consisted of 33,210 restricted stock units, which vest over one year after grant, provided that during such year, such directors attend at least 75% of the meetings of the Board and at least 75% of the meetings of any committee of the Board of which such directors are a member. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. The Company recorded the intrinsic value of these restricted stock units using a per share value of $5.42, which represented the closing price of the Company’s common stock the date of grant, as deferred compensation within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The gross value of these awards at March 31, 2006 was approximately $180. Amortization expense related to these grants for the fiscal year ended March 31, 2006 was $98. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company is recognizing the expense related to these payments over a period equal to the vesting period of the restricted stock units, which is one year. Operating expenses related to these tax defrayment payments for the fiscal year ended March 31, 2006, was $65.

During fiscal year ended March 31, 2006, the Company granted equity-based awards to employees and officers of the Company. These awards included 660,941 restricted stock units, which vest over four years. The restricted stock units do not have an exercise price. The Company recorded the intrinsic value of these restricted stock units using a per share value between $5.64 and $6.63, which represented the closing price of the Company’s common stock on the date of grant, as deferred compensation within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The gross value of the awards at March 31, 2006 was approximately $4.3 million. Amortization expense related to the grants for the fiscal year ended March 31, 2006 was $234.

Stock Options

On April 14, 2005, the Company granted equity-based awards to certain former consultants of Quantiva, a company that sold substantially all of its assets to the Company (Note 6). These awards consisted of options to purchase 20,000 the Company common shares, which vest over a four-year period, and have an exercise price of $4.14 per share. The Company recorded the current period expense for the stock options granted to the consultants to stockholders’ equity. Compensation expense related to these options for the fiscal year ended March 31, 2006 was $76. The Company calculated the fair value and related compensation expense in accordance with EITF 96-18. These options will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the expected vesting period with any unexpensed amounts included in deferred compensation. Fair value of the stock options was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year Ended March 31, 2006
Dividend yield	None
Expected volatility	95%
Risk-free interest rate	3.99%
Expected life (years)	5

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

11. Material Transactions Affecting Stockholders’ Equity (Continued)

Acceleration of Stock Option Vesting Period

On May 4, 2005, the Board of Directors of the Company approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that become exercisable on or after April 1, 2006, so that all such options shall become fully exercisable on March 31, 2006. Such options had been granted under the Company’s equity compensation plans and are held by the Company’s officers and employees, including its executive officers. The exercise prices of substantially all of these options were in excess of the then current market price of the Company’s common stock and thus were considered “out-of-the-money” as of the modification date. Options to purchase 621,234 shares of common stock or 39% of the Company’s outstanding unvested options (of which 7% of the Company’s outstanding unvested options are held by the Company’s executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $5.62. As a result of the acceleration, the Company recorded $14 of deferred compensation within stockholders’ equity, which was fully amortized over the remaining vesting periods during the fiscal year ended March 31, 2006 as compensation expense.

12. Capital Stock

Treasury Stock

On September 17, 2001, NetScout announced an open market stock repurchase program to purchase up to one million shares of outstanding NetScout common stock, subject to market conditions and other factors. Any purchase under NetScout’s stock repurchase program may be made from time to time without prior notice. During fiscal year ended March 31, 2006 and 2005 there were no repurchased shares. As of March 31, 2006, NetScout has repurchased 158,000 shares of common stock under this program.

13. Stock Plans

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

1999 Stock Option and Incentive Plan

In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (the “1999 Stock Option Plan”). The 1999 Stock Option Plan provides for the grant of stock-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout may grant options that are intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of NetScout. The 1999 Stock Option Plan is administered by the Compensation Committee. Subject to the provisions of the 1999 Stock

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

13. Stock Plans (Continued)

Option Plan, the Compensation Committee has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Stock-based awards generally vest over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). A total of 9,500,000 shares of common stock are reserved for issuance under the 1999 Stock Option Plan.

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

Offer to Exchange

On November 8, 2002, NetScout commenced an option exchange program (the “Exchange Offer”) whereby employees who held stock options granted under the 1999 Stock Option Plan and/or the NextPoint Networks, Inc. 2000 Stock Incentive Plan assumed by NetScout in connection with the acquisition of NextPoint with an exercise price of $10.00 or greater per share were given the opportunity to tender such options for new stock options to be granted by NetScout. Participants who elected to participate in the Exchange Offer were also required to exchange any other options granted to him or her in the six months immediately prior to the commencement date of the Exchange Offer. Other than the Chief Executive Officer and the Chairman of the Board of Directors of NetScout, all employees of NetScout and its subsidiaries holding eligible option grants were eligible to participate in the Exchange Offer. On December 9, 2002, the Exchange Offer expired. Outstanding options to purchase 2,142,723 shares of common stock were accepted for exchange and cancelled.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

13. Stock Plans (Continued)

Transactions under the 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans during the fiscal years ended March 31, 2004, 2005 and 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding-March 31, 2003	2,359,393	$7.88
Granted	2,871,449	$5.07
Exercised	(235,280)	$4.46
Canceled	(236,599)	$7.90

Outstanding-March 31, 2004	4,758,963	$6.35

Granted	454,200	$6.35
Exercised	(165,552)	$4.49
Canceled	(346,868)	$11.85

Outstanding-March 31, 2005	4,700,743	$6.01

Granted	168,950	$4.49
Exercised	(399,564)	$4.24
Canceled	(280,285)	$6.51

Outstanding-March 31, 2006	4,189,844	$6.08

The following tables summarizes information about options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27 to 2.50	125,026	1.6	$2.42	125,026	$2.42
$3.01 to 5.00	2,059,856	4.7	$4.19	1,919,480	$4.19
$5.04 to 7.40	976,332	6.4	$5.76	914,450	$5.73
$7.60 to 11.25	775,411	7.0	$8.23	775,411	$8.23
$13.44 to 14.94	93,031	4.1	$13.72	93,031	$13.72
$15.13 to 18.50	66,000	4.8	$15.32	66,000	$15.32
$21.25 to 28.94	94,188	4.2	$24.04	94,188	$24.04

	4,189,844	5.4	$6.08	3,987,586	$6.15

As of March 31, 2006, there were 4,833,710 shares of common stock available for grant under the NetScout 1999 Stock Option Plan. As of March 31, 2005, options to purchase 3,132,969 shares of common stock, with a weighted average exercise price of $6.05 were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans. As of March 31, 2004, options to purchase 4,995,602 shares of common stock, with a weighted average exercise price of $6.61, were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

13. Stock Plans (Continued)

Restricted Stock

The 1999 Stock Option Plan permits the granting of restricted stock and restricted stock units, collectively referred to as “equity-based awards.” Equity-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. During the fiscal year ended March 31, 2006, 848,496 shares of restricted stock awards were granted, with an average fair market value of $6.10 per share (Note 11.)

In July 2000, as a part of the NextPoint acquisition, NetScout recorded $980 of deferred compensation, which was charged to NetScout’s results of operations over the remainder of the vesting periods, generally from one to four years. For the fiscal year ended March 31, 2004, NetScout recorded $127 of compensation expense related to these options and $5 of deferred compensation was reversed due to termination of employees, respectively. Also, as part of the NextPoint acquisition, 267,602 shares of NetScout common stock were reserved and were released during a two-year period subsequent to the acquisition to two founding shareholders of NextPoint as they continued employment at NetScout. NetScout recorded $4.0 million as deferred compensation related to the reserved shares, which were amortized to stock-based compensation expense over the two-year period of employment.

In July of 2003 a non-employee director of a NetScout subsidiary was awarded 2,000 shares of NetScout common stock at $.001 per share. NetScout recorded $9 of stock-based compensation expense for the fiscal year ended March 31, 2004.

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

14. Retirement Plan

In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which NetScout matches 25% of the employee’s contribution up to 6% of the employee’s salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $826, $746 and $710 to the plan for the years ended March 31, 2006, 2005 and 2004, respectively.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

15. Income Taxes

Income (loss) before income tax expense (benefit) consisted of the following:

	Year ended March 31,
	2006	2005	2004
Domestic	$8,453	$3,144	$(1,696)
Foreign	710	675	684

	$9,163	$3,819	$(1,012)

The components of the income tax expense (benefit) are as follows:

	Year ended March 31,
	2006	2005	2004
Current income tax expense (benefit):
Federal	$1,158	$(7)	$—
State	403	(88)	27
Foreign	176	204	219

	1,737	109	246
Deferred income tax expense (benefit):
Federal	1,765	981	(532)
State	(135)	(141)	(181)

	1,630	840	(713)

	3,367	$949	$(467)

The components of net deferred tax assets are as follows:

	Year ended March 31,
	2006	2005
Deferred tax assets (liabilities):
Reserves	$306	$290
Accrued expenses	2,312	2,002
Depreciation	728	623
Deferred revenue	2,895	2,147
Intangible assets	(122)	(111)
Net operating loss carryforwards	381	3,678
Research and development tax credit carryforwards	951	1,237
Stock-based compensation	289	—
Other	45	76

	$7,785	$9,942

At March 31, 2006, NetScout had federal net operating loss carryforwards and federal and state research and development tax credits of approximately $1,089 and $1,099, respectively, available to offset future taxable income. These carryforwards begin to expire in fiscal year 2012.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

15. Income Taxes (Continued)

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

The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year ended March 31,
	2006	2005	2004
Statutory U.S. federal tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal tax benefit	2.3	2.0	1.2
Stock-based compensation expense	—	—	3.6
Research and development tax credits	(1.1)	(1.4)	(18.6)
Income tax loss contingency	—	(11.5)	—
Other	0.5	0.8	2.7

	36.7%	24.9%	(46.1)%

In the fiscal year ended March 31, 2005, we recorded a net income tax benefit of $440 as a result of the resolution of a federal income tax audit of fiscal years ended March 31, 2003, 2002, 2001, and 2000. This resulted in an (11.5%) impact on the annual effective tax rate.

16. Commitments and Contingencies

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $3,957, $3,963 and $4,040 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Future non-cancelable minimum lease commitments (including copiers and automobiles) are as follows:

Year ending March 31,
2007	$3,513
2008	3,553
2009	3,387
2010	3,329
2011	3,328
Remaining years	8,149

Total minimum lease payments	$25,259

Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a material effect on NetScout’s financial position, cash flows or results of operations.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

16. Commitments and Contingencies (Continued)

Employment Agreements

In August 2004, NetScout amended employment agreements with two employee stockholders, which provide that each employee stockholder will receive a base salary of at least $250. During the term of this agreement, they will also be eligible to receive an annual bonus based on company performance and individual objectives. The employment agreements are terminable at will and provide that if either employee’s employment is terminated by NetScout without cause, or either decides to terminate his own employment for “good reason,” as defined, each is entitled to receive severance benefits for three years as follows: (i) for the first twelve months following termination, the greater of $175 or base salary as of the date of termination; and (ii) for each subsequent twelve-month period, an amount equal to 120% of the amount received in the immediately preceding twelve months. Each employment agreement provides for a five-year term commencing June 1, 1994 with automatic one-year renewals.

Guarantor’s Agreements

NetScout warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in the probes sold to customers, the standard warranty commences upon shipment and expires ninety (90) days thereafter. For hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. This warranty is subject to various exclusions, which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout or damage to hardware caused by a power surge or a force majeure event. The Company also warrants that all support services shall be performed in a good and workmanlike manner. The Company believes that its product and support services warranties are consistent with commonly accepted industry standards. No warranty cost information is presented since no warranty costs are accrued. Instead, service revenue associated with warranty is deferred at the time of a hardware or software sale and is recognized over the warranty period.

Contracts that NetScout enters into in the ordinary course of business may contain indemnification provisions. Pursuant to these agreements, the Company may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. and/or EU or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU and/or OHIM trademark or intellectual property rights. Moreover, this indemnity may require NetScout to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

On limited occasions, the Company may agree to provide other forms of indemnification to partners or direct customers, such as indemnification that would obligate the Company to defend and pay any damages awarded to a third party against a partner or direct customer based on a lawsuit alleging that such third party has suffered personal injury and/or tangible property damage legally determined to have been caused by negligently designed or manufactured products.

The term associated with these indemnification agreements is generally perpetual. The maximum potential amount of future payments that the Company could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. Historically, the Company has incurred no costs to defend lawsuits or settle claims related to such indemnity agreements and believes the estimated fair value of these agreements is immaterial. If the Company were to have to defend a lawsuit and settle claims, the costs could potentially have a material impact on its financial results.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

17. Geographic Information

Revenue was distributed geographically as follows:

	Year ended March 31,
	2006	2005	2004
North America	$77,852	$69,748	$57,868
Europe – Middle East – Africa	14,790	11,405	9,906
Asia – Pacific	5,234	4,061	3,760

	$97,876	$85,214	$71,534

The North America revenue includes sales to North American resellers. These North American resellers fulfill customer orders based upon joint selling efforts in conjunction with the Company’s direct sales force and may subsequently ship the Company products to international locations. The Company reports these shipments as North America revenue since the Company ships the products to a North American location. Revenue attributable to locations outside of North America is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States of America.

18. Results of Operations – Unaudited

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended 2005 and 2006. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Revenue	$25,814	$24,911	$23,650	$23,501	$22,628	$22,000	$20,489	$20,097
Gross profit	$19,536	$18,982	$18,173	$17,618	$16,843	$16,846	$15,511	$15,379
Net income	$1,804	$1,887	$1,454	$652	$610	$906	$1,057	$297
Basic and diluted net income per share	$0.06	$0.06	$0.05	$0.02	$0.02	$0.03	$0.03	$0.01

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Deductions) Resulting in Charges (Benefits) to Operations	Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2004 Allowance for doubtful accounts	$146,000	(80,000)	(26,000)	$40,000
Year ended March 31, 2005 Allowance for doubtful accounts	$40,000	17,000	(23,000)	$34,000
Year ended March 31, 2006 Allowance for doubtful accounts	$34,000	21,000	(11,000)	$44,000

S-1

NetScout Systems, Inc

Index to Exhibits

2.1	Asset Purchase Agreement dated as of February 12, 2005 between NetScout and Quantiva, Inc. (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on April 20, 2005 and incorporated herein by reference).

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of NetScout (filed as Exhibit 3.2, 4.2 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.1	1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.2	1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).*

10.4	1999 Employee Stock Purchase Plan, as amended (included as Annex A to NetScout’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference).*

10.5	Stock Purchase and Redemption Agreement dated December 31, 1998 by and among NetScout, Greylock Equity Limited Partnership, certain affiliates of TA Associates, Inc. and Egan-Managed Capital, L.P. (filed as Exhibit 10.4 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.6	Amended and Restated Loan and Security Agreement dated March 12, 1998 by and between NetScout and Silicon Valley Bank (filed as Exhibit 10.7 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.7	Loan Modification Agreement entered into March 11, 1999 between NetScout and Silicon Valley Bank (filed as Exhibit 10.8 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.8	Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Anil Singhal (filed as Exhibit 10.16 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.9	Amendment No. 1 to Agreement Relating to Employment dated January 14, 1999 by and between NetScout and Anil Singhal (filed as Exhibit 10.17 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.10	Amendment No. 2 to Agreement Relating to Employment dated August 5, 2004 by and between NetScout and Anil Singhal (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.11	Agreement Relating to Employment dated June 1, 1994 by and between NetScout and Narendra Popat (filed as Exhibit 10.18 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference)*

10.12	Amendment No. 1 to Agreement Relating to Employment dated January 14, 1999 by and between NetScout and Narendra Popat (filed as Exhibit 10.19 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.13	Amendment No. 2 to Agreement Relating to Employment dated August 5, 2004 by and between NetScout and Narendra Popat (filed as Exhibit 10.2 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.14	Loan Modification Agreement entered into March 10, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.25 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.15	Loan Modification Agreement entered into June 27, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.22 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.16	Loan Modification Agreement entered into March 9, 2001 between NetScout and Silicon Valley Bank (filed as Exhibit 10.23 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.17	Loan Modification Agreement entered into March 10, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10.24 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and incorporated herein by reference).

10.18	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.19	1997 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.3 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.20	2000 Stock Incentive Plan of NextPoint, assumed by NetScout (filed as Exhibit 4.4 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.21	Loan Modification Agreement entered into November 7, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 and incorporated herein by reference).

10.22	Loan Modification Agreement entered into March 19, 2003 between NetScout and Silicon Valley Bank (filed as Exhibit 10.30 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

10.23	Loan Modification Agreement entered into July 31, 2003, but effective as of June 8, 2003, between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

10.24	Loan Modification Agreement entered into June 9, 2004, but effective as of June 8, 2004, between NetScout and Silicon Valley Bank (filed as Exhibit 10.32 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

10.25	Loan Modification Agreement entered into June 9, 2005, but effective as of June 6, 2004, between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference).

10.26	Summary of Director Compensation (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).*

10.27	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.2 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).*

21	Subsidiaries of NetScout.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.