Form 10-Q
period 2006-06-30
NETSCOUT SYSTEMS INC
filed 2006-08-09
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 3, 2006 was 31,714,830.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$51,999	$61,676
Marketable securities	32,761	19,810
Accounts receivable, net of allowance for doubtful accounts of $23 and $44 at June 30, 2006 and March 31, 2006, respectively	15,021	16,765
Inventories	4,386	2,816
Refundable income taxes	202	985
Deferred income taxes	2,837	2,896
Restricted cash	1,342	1,339
Prepaid expenses and other current assets	2,953	3,119

Total current assets	111,501	109,406
Fixed assets, net	7,757	7,577
Goodwill	36,561	36,561
Other intangible assets, net	872	1,015
Capitalized software development costs, net	293	312
Deferred income taxes	4,803	4,889
Long-term marketable securities	6,030	5,979
Other assets	13	16

Total assets	$167,830	$165,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,469	$2,727
Accrued compensation	7,490	8,635
Accrued other	2,139	2,325
Income taxes payable	467	—
Deferred acquisition payment	1,342	1,339
Deferred revenue	21,747	21,382

Total current liabilities	35,654	36,408
Accrued other	1,103	1,157
Deferred revenue	1,248	1,599

Total liabilities	38,005	39,164

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2006 and March 31, 2006	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 35,900,002 and 35,488,019 shares issued and 31,696,779 and 31,284,796 shares outstanding at June 30, 2006 and March 31, 2006, respectively	36	35
Additional paid-in capital	117,494	120,057
Accumulated other comprehensive loss	(134)	(122)
Deferred compensation	—	(4,434)
Treasury stock at cost, 4,203,223 shares at June 30, 2006 and March 31, 2006	(26,490)	(26,490)
Retained earnings	38,919	37,545

Total stockholders’ equity	129,825	126,591

Total liabilities and stockholders’ equity	$167,830	$165,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue:
Product	$14,227	$15,046
Service	9,348	8,271
License and royalty	—	184

Total revenue	23,575	23,501

Cost of revenue:
Product (1)	3,856	4,626
Service (1)	1,267	1,257

Total cost of revenue	5,123	5,883

Gross profit	18,452	17,618

Operating expenses:
Research and development (1)	4,422	4,614
Sales and marketing (1)	10,830	10,022
General and administrative (1)	2,106	2,286
Amortization of other intangible assets	39	32
In-process research and development	—	143

Total operating expenses	17,397	17,097

Income from operations	1,055	521
Interest income and other expenses, net	1,015	515

Income before income tax expense and cumulative effect of accounting change	2,070	1,036
Income tax expense	766	384

Income before cumulative effect of accounting change	1,304	652
Cumulative effect of accounting change, net of taxes of $41	70	—

Net income	$1,374	$652

Basic net income per share	$0.04	$0.02
Diluted net income per share	$0.04	$0.02
Shares used in computing:
Basic net income per share	31,480	30,840
Diluted net income per share	33,049	31,413

(1)	Share-based compensation expense included in these amounts is as follows:

Cost of product revenue	$9	$—
Cost of service revenue	13	—
Research and development	133	59
Sales and marketing	157	20
General and administrative	75	—

Total share-based compensation expense, before income tax effect	$387	$79

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,374	$652
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of the acquisition of Quantiva’s business:
Depreciation	679	613
Amortization of other intangible assets	143	119
Amortization of capitalized software	34	166
In-process research and development	—	143
Loss on disposal of fixed assets	17	30
Share-based compensation expense associated with equity awards	387	79
Cumulative effect of accounting change	(111)	—
Deferred income taxes	145	303
Changes in assets and liabilities:
Accounts receivable, net	1,744	779
Inventories	(1,570)	(9)
Refundable income taxes	783	(78)
Prepaid expenses and other current assets	161	71
Other assets	3	(3)
Accounts payable	(258)	4
Accrued compensation and other expenses	(1,385)	177
Income taxes payable	467	—
Deferred revenue	14	(272)

Net cash provided by operating activities	2,627	2,774

Cash flows from investing activities:
Purchase of marketable securities	(17,622)	(25,757)
Proceeds from maturity of marketable securities	4,613	8,794
Purchase of fixed assets	(474)	(843)
Capitalized expenditures for internal use software	(402)	(170)
Acquisition of Quantiva’s business	—	(9,442)
Capitalized software development costs	(15)	—

Net cash used in investing activities	(13,900)	(27,418)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,485	1,072
Tax benefit from stock options exercised	111	—

Net cash provided by financing activities	1,596	1,072

Net decrease in cash and cash equivalents	(9,677)	(23,572)
Cash and cash equivalents, beginning of period	61,676	57,070

Cash and cash equivalents, end of period	$51,999	$33,498

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$2
Cash paid for income taxes	$496	$177

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2006 and for the three months ended June 30, 2006 and 2005, respectively, have been prepared by NetScout Systems, Inc. (“NetScout” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results of operations for the year ending March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 2, 2006.

2.	Share-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) which require the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and restricted stock units. The Company previously applied the provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The Company’s unearned stock-based compensation balance of $4.4 million as of April 1, 2006, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The unearned stock-based compensation balance was from the issuance of restricted stock units accounted for based on the intrinsic value on the date of grant. Under SFAS 123R the unrecognized expense of restricted stock units and employee stock option awards not yet vested at March 31, 2006 will be recognized as expense in operations in the periods after that date, based on their fair value, which was determined under the original provisions of SFAS 123, as disclosed in the Company’s previous filings. The impact of adopting SFAS 123R on the post-adoption results of operations was decreased as a result of the Company’s action in fiscal 2006 to accelerate the vesting on a significant portion of its outstanding stock options (see Note 9).

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated. The pro forma information for the three months ended June 30, 2005 was as follows:

Three Months Ended June 30, 2005
Net income as reported	$652
Add: stock-based compensation under APB No. 25	79
Deduct: stock-based employee compensation expense determined under fair value-based methods for all awards, net of tax	(849)

Pro forma net income (loss)	$(118)

Basic net income (loss) per share:
As reported	$0.02
Pro forma	$(0.00)
Diluted net income (loss) per share:
As reported	$0.02
Pro forma	$(0.00)

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R using the modified prospective transition method beginning April 1, 2006. Accordingly, during the three months ended June 30, 2006, the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of April 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, but adjusted for estimated forfeitures. The Company recorded a pre-tax cumulative benefit of accounting change of $111 related to estimating forfeitures for restricted stock units that were unvested as of April 1, 2006. For share-based awards granted after April 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123R. For all awards the Company has recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three months ended June 30, 2006 has been reduced for estimated forfeitures.

Under the provisions of SFAS 123R, the Company recorded $369 of stock-based compensation in operations in the accompanying Consolidated Condensed Statement of Operations for the three months ended June 30, 2006. Stock-based compensation capitalized in conjunction with our costs related to internally developed software and software for internal use was immaterial.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

The impact on the Company’s results of operating income, net income and earnings per share from the adoption of SFAS 123R for the three months ended June 30, 2006 was as follows:

Three Months Ended June 30, 2006
Stock options	$(40)

Impact on operating income	(40)
Cumulative effect of accounting change	111

Impact after cumulative effect of accounting change	$71

Impact on net income	$45

Impact on earnings per share:
Basic	$0.01
Diluted	$0.01

Total share-based compensation recorded in the Condensed Consolidated Statements of Operation for the three months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,
	2006	2005
Cost of revenue—Product	$9	$—
Cost of revenue—Service	13	—
Research and development	133	59
Sales and marketing	157	20
General and administrative	75	—
Less non-employee compensation	(18)	—

Total employee share based compensation expense	$369	$79

Valuation Assumptions

As of June 30, 2006 and 2005, respectively, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP were estimated on the date of grant using the Black-Scholes option pricing model with the assumptions below. No grants were given during the three months ended June 30, 2006. There was no activity for the ESPP in the three months ended June 30, 2006 due to the suspension of the Employee Stock Purchase plan (see Note 9.)

	Three Months Ended June 30,
	2006	2005
Option Plans
Expected option term	—	5years
Weighted average risk-free interest rate	—	4.0%
Expected volatility	—	95%
Dividend yield	—	—
Weighted average fair value	$—	$3.31

Employee Stock Purchase Plan
Expected option term	—	0.5 years
Weighted average risk-free interest rate	—	3.2%
Expected volatility	—	59%
Dividend yield	—	—
Weighted average fair value	$—	$1.23

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The expected option term is based on the exercise behavior that different employee groups exhibited historically.

The fair value per share of the restricted stock unit is equal to the quoted market price of the Company’s common stock on the date of grant.

Restricted Stock Units

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

On April 14, 2005, the Company granted stock-based awards to employees who were former employees of Quantiva and to a consultant who was a former consultant of Quantiva, a company that sold substantially all of its assets to the Company (Note 6). These awards consisted of grants of 154,345 restricted stock units, which vest over two years and do not have an exercise price. The Company records expense for the restricted stock units granted to the employees over the vesting period, and records expense for the restricted stock granted to the consultant to stockholders’ equity in accordance with EITF 96-18. The Company estimated the fair value of these restricted stock units using a per share value of $4.14, which represented the closing price of the Company’s common stock on the date of grant. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the vesting period.

On September 14, 2005, the Company granted equity-based awards to members of the Company’s Board of Directors. These awards consisted of 33,210 restricted stock units, which vest over one year after grant, provided that during such year, such directors attend at least 75% of the meetings of the Board and at least 75% of the meetings of any committee of the Board of which such directors are a member. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. The gross value of these awards at June 30, 2006 was approximately $180. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company is recognizing the expense related to these payments over a period equal to the vesting period of the restricted stock units, which is one year. Operating expenses related to these tax defrayment payments for the three months ended June 30, 2006, was $30.

Periodically, the Company grants equity-based awards to employees and officers of the Company. These awards represent restricted stock units, which vest over four years and do not have an exercise price.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the three months ended June 30, 2006 and 2005, respectively:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding-March 31, 2005	4,700,743	$6.01	—	$—
Granted	167,600	$4.48	154,345	$4.14
Exercised	(180,601)	$4.28	—	$—
Canceled	(86,147)	$5.97	—	$—

Outstanding-June 30, 2005	4,601,595	$6.02	154,345	$4.14

Outstanding-March 31, 2006	4,189,844	$6.08	842,528	$6.14
Granted	—	$—	27,054	$8.83
Exercised	(332,825)	$4.46	(79,158)	$8.52
Canceled	(4,813)	$6.23	(5,329)	$6.55

Outstanding-June 30, 2006	3,852,206	$6.22	785,095	$5.99

The following tables summarizes information about options outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27 to 2.50	104,191	1.4	$2.42	104,191	$2.42
$3.01 to 5.00	1,820,853	4.5	$4.19	1,715,095	$4.19
$5.04 to 7.40	904,189	6.1	$5.75	851,158	$5.73
$7.60 to 11.25	769,754	6.7	$8.23	769,754	$8.23
$13.44 to 14.94	93,031	3.8	$13.72	93,031	$13.72
$15.13 to 18.50	66,000	4.5	$15.32	66,000	$15.32
$21.25 to 28.94	94,188	4.0	$24.04	94,188	$24.04

	3,852,206	5.2	$6.22	3,693,417	$6.28

The aggregate intrinsic value of stock options and restricted stock units as of June 30, 2006 and 2005 was as follows:

	June 30, 2006	June 30, 2005
Options:
Outstanding (1)	$12,687	$6,782
Exercisable (1)	$12,036	$5,264
Restricted Stock Units (2)	$7,003	$1,017

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2006 ($8.92) and 2005 ($6.59) and the exercise price of the underlying options.
(2)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2006 ($8.92) and 2005 ($6.59) and the exercise price of the underlying Restricted Stock Units.

Information regarding cash proceeds received, the intrinsic value and the total tax benefit realized resulting from stock based awards and stock option exercises was as follows:

June 30, 2006
Cash proceeds received	$1,484
Intrinsic value realized	$2,046
Income tax benefit realized	$111

As of June 30, 2006, the total unrecognized compensation cost related to stock options was $394 which is expected to be recognized over a weighted-average period of 2.7 years.

The total fair value of restricted stock units vested during the three months ended June 30, 2006 was $712. As of June 30, 2006, the total unrecognized compensation cost related to restricted stock awards was $3,159 which is expected to be amortized over a weighted-average period of 3.5 years.

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

Marketable Securities

The following is a summary of marketable securities held by NetScout at June 30, 2006, with maturity dates of July 2006 through February 2008:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$21,101	$(143)	$20,958
Commercial paper	18,912	—	18,912
Less restricted investment	1,108	(29)	1,079

Marketable securities	$38,905	$(114)	$38,791

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

The following is a summary of marketable securities as classified between short and long-term for June 30, 2006:

Short-term marketable securities	$32,761
Long-term marketable securities	6,030

Total marketable securities	$38,791

The following is a summary of marketable securities held by NetScout at March 31, 2006, with maturity dates of April 2006 through February 2008:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$16,213	$(122)	$16,091
Commercial paper	10,819	—	10,819
Less restricted investment	1,145	(24)	1,121

Marketable securities	$25,887	$(98)	$25,789

The following is a summary of marketable securities as classified between short and long-term for June 30, 2005:

Short-term marketable securities	$19,810
Long-term marketable securities	5,979

Total marketable securities	$25,789

Restricted Investment

The Company has a restricted investment account related to a deferred compensation plan of $1.1 million, which is currently included in prepaid expenses and other current assets. As of June 30, 2006 and March 31, 2006, there were unrealized losses of $29 and $24, respectively, recorded as other comprehensive income (loss), net of $0 tax.

4.	Inventories

Inventories are stated at lower of cost or market. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	June 30, 2006	March 31, 2006
Raw materials	$2,703	$2,213
Work in process	223	102
Finished goods	1,460	501

	$4,386	$2,816

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

5.	Acquisition

On April 14, 2005, the Company completed the acquisition of substantially all of the assets of Quantiva, Inc. (“Quantiva”), a provider of automated analytics solutions for application performance management. The acquisition of Quantiva’s business is intended to extend the Company’s product offering with unique technology that automates detection and diagnosis of application performance problems before they impact business critical services. Quantiva’s patent pending technology analyzes real-time performance metrics using advanced statistical modeling and analytic techniques to establish dynamic thresholds and detect behavioral anomalies quickly. The Company’s financial statements include the results of operations of Quantiva subsequent to the acquisition date.

The total purchase price was approximately $9.5 million and was paid in cash. Cash paid includes $1.3 million in escrow to be paid sixteen months from the date of the acquisition. The Company has recorded the cash in escrow as Restricted cash on the balance sheet, with a corresponding liability reported as Deferred acquisition payment. In August 2006, the sixteenth month anniversary of the acquisition, the $1.3 million escrow and any interest earned on the balance, will be paid to Quantiva or its successors, which will reduce the restricted cash and corresponding liability balances to $0. The escrow account was established to satisfy potential claims and obligations that could arise subsequent to the acquisition. No claims have arisen as of June 30, 2006. The purchase price includes capitalized acquisition costs of approximately $166 consisting of legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The total purchase price of $9.5 million has been allocated to the tangible and intangible assets acquired based on the Company’s estimates of fair values at the time of acquisition as follows:

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

	$1,708

The acquired research and development of $143 was charged to expense as a separate line item within operating expenses on the consolidated statement of operations during the fiscal quarter ended June 30, 2005.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

6.	Goodwill & Other Intangible Assets

Goodwill

The carrying amount of goodwill was $36.6 million and $36.5 million as of June 30, 2006 and 2005, respectively. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000 and substantially all of the assets of Quantiva on April 14, 2005 (Note 5). The Company recorded $7.7 million of goodwill at the acquisition date related to Quantiva. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

The change in the carrying amount of goodwill for the three months ended June 30, 2006 and 2005, respectively, are as follows:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005
Balance as of beginning of period	$36,561	$28,839
Goodwill related to the acquisition of Quantiva’s business	—	7,694

Balance as of the ending of period	$36,561	$36,533

Other Intangible Assets

The carrying amount of other intangible assets was $872 and $1.4 million as of June 30, 2006 and 2005, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Other Intangible Assets consist of the following as of June 30, 2006 and 2005, respectively:

	June 30, 2006			June 30, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Software	$1,255	$505	$750	$1,255	$87	$1,168
Non-Compete Agreements	310	188	122	310	32	278

	$1,565	$693	$872	$1,565	$119	$1,446

Amortization of acquired software, that is included as cost of product revenue, was approximately $104 and $87 for the three months ended June 30, 2006 and 2005, respectively. Amortization of other acquired intangible assets, that is included as operating expense, was approximately $39 and $32 for the three months ended June 30, 2006 and 2005, respectively.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

The following is the expected future amortization expense as of June 30, 2006 for the years ended March 31:

2007	$430
2008	425
2009	17

Total	$872

The weighted average useful life of other intangible assets is 2.8 years.

7.	Capitalized Software Development Costs and Purchased Software

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During fiscal year ended March 31, 2004, the Company capitalized $1.3 million of software development costs. Amortization of this capitalized software development costs was $0 and $166 for the three months ending June 30, 2006 and 2005, respectively. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Performance Analytics product. As of June 30, 2006, capitalized software development costs for the Analytics product totaled $327. Beginning in April 2006, the Company commenced amortization of capitalized software development costs for the Analytics product over its estimated economic life which approximates two years . Amortization of capitalized software development costs for the Analytics product was $34 for the three months ending June 30, 2006.

The Company also capitalizes purchased software in accordance with SFAS No. 86. During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 5). Purchased capitalized software is included on the balance sheet within other intangible assets, net. Amortization of purchased software is recorded on a straight-line basis over three years. Amortization of capitalized purchased software was $104 and $87 for the three months ended June 30, 2006 and 2005, respectively.

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

8.	Commitments and Contingencies

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

9.	Material Transactions Affecting Stockholders’ Equity

Restricted Stock

On April 14, 2005, the Company granted stock-based awards to employees who were former employees of Quantiva and to a consultant who was a former consultant of Quantiva, a company that sold substantially all of its assets to the Company (Note 6). These awards consisted of grants of 154,345 restricted stock units, which vest over two years. The Company recorded the intrinsic value and the fair value of the restricted stock units granted to former employees as deferred compensation and recognized the current period expense in accordance with EITF 96-18. The Company recorded the current period expense for the restricted stock units granted to the consultant to stockholders’ equity in accordance with EITF 96-18. The Company estimated the fair value of these restricted stock units using a per share value of $4.14, which represented the closing price of the Company’s common stock on the date of grant. Upon the grant of the restricted stock units to employees, deferred compensation for the fair market value of the restricted stock units were recorded within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until exercised with changes

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

being charged to compensation expense on a pro-rata basis over the vesting period. The aggregate intrinsic value of these awards at June 30, 2005 was approximately $674. Amortization expense related to these grants for the three months ended June 30, 2006 and 2005 was $90 and $71, respectively.

Stock Options

On April 14, 2005, the Company granted equity-based awards to certain former consultants of Quantiva, a company that sold substantially all of its assets to the Company (Note 5). These awards consisted of options to purchase 20,000 shares of the Company’s common stock, which vest over a four-year period, and have an exercise price of $4.14 per share. The Company recorded the current period expense for the stock options granted to the consultants to stockholders’ equity. Compensation expense related to these options for the three months ended June 30, 2006 and 2005 was $10 and $6, respectively. The Company calculated the fair value and related compensation expense in accordance with EITF 96-18. These options will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the expected vesting period with any unexpensed amounts included in deferred compensation. Fair value of the stock options was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	None
Expected volatility	95%
Risk-free interest rate	3.72%
Expected life (years)	4.75

Acceleration of Stock Option Vesting Period

On May 4, 2005, the Board of Directors of the Company approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that became exercisable on or after April 1, 2006, so that all such options became fully exercisable on March 31, 2006. Such options had been granted under the Company’s equity compensation plans and are held by the Company’s officers and employees, including its executive officers. The exercise prices of substantially all of these options were in excess of the then current market price of the Company’s common stock and thus were considered “out-of-the-money” as of the modification date. Options to purchase 621,234 shares of common stock or 39% of the Company’s outstanding unvested options (of which 7% of the Company’s outstanding unvested options are held by the Company’s executive officers) were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $5.62. As a result of the acceleration, the Company recorded $14 of deferred compensation within stockholder’s equity, which was fully amortized over the remaining vesting periods during the fiscal year ended March 31, 2006 as compensation expense.

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

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. Through June 30, 2006, the Company has repurchased 158,000 shares of common stock under this original program. During the three months ended June 30, 2006 and 2005, the Company did not repurchase any shares of common stock. On July 26, 2006, the Company announced that it has expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 3,842,000 shares.

11.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows:

	Three Months Ended June 30,
	2006	2005
Basic:
Net income applicable to common stockholders	$1,374	$652

Weighted average common shares outstanding	31,480,493	30,839,747

Basic net income per share	$0.04	$0.02

Diluted:
Net income applicable to common stockholders	$1,374	$652

Weighted average common shares outstanding	31,480,493	30,839,747
Weighted average stock options	1,363,481	492,767
Weighted average restricted stock units	205,508	80,490

Diluted weighted average shares	33,049,482	31,413,004

Diluted net income per share	$0.04	$0.02

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended June 30,
	2006	2005
Stock options	528,839	1,657,769
Restricted stock units	15,753	—

Total	544,592	1,657,769

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

12.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) adjustments consist of unrealized gains and losses on marketable securities and restricted investment. Other comprehensive income (loss) for the three months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,
	2006	2005
Net income	$1,374	$652
Unrealized gains (loss) on cash equivalent, marketable securities and restricted investment, net of $0 tax	(12)	38

Other comprehensive income (loss)	$1,362	$690

13.	Geographic Information

Total revenue was distributed geographically as follows:

	Three Months Ended June 30,
	2006	2005
North America	$19,806	$18,456
Europe—Middle East—Africa	2,319	3,768
Asia—Pacific	1,450	1,277

	$23,575	$23,501

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

14.	Recently Issued Accounting Pronouncements

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that the entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company presents sales net of any and all taxes.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors discussed in Item 1A. Risk Factors and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our operating results are influenced by a number of factors, including the mix of products and services sold, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include: our ability to introduce new and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets and current economic conditions.

For the three months ended June 30, 2006, our total revenue was relatively flat increasing $74,000 to $23.6 million compared to the $23.5 million of total revenue for the three months ended June 30, 2005. In addition, our cost of revenue decreased by $760,000 to $5.1 million for the three months ended June 30, 2006 compared to $5.9 million in the three months ended June 30, 2005. Gross profit at $18.5 million, or 78.2% of revenue, in the three months ended June 30, 2006 increased from $17.6 million, or 74.9% of revenue, in the three months ended June 30, 2005. Our gross margin is primarily impacted by the mix and volume of product and service revenue. We realize significantly higher gross margins on service revenue relative to product revenue.

For the three months ended June 30, 2006, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses, amortization of intangibles and in-process research and development expenses, were $17.4 million, increasing by $300,000 compared to the $17.1 million of total operating expenses in the three months ended June 30, 2005. The primary contributors to this increase in operating expenses was $365,000 in stock-based compensation expenses. Net income for the three months ended June 30, 2006 increased by $722,000 to $1.4 million compared to net income of $652,000 for the three months ended June 30, 2005. This increase is primarily due to the increase in gross profit of $834,000 that resulted from a change in the revenue mix and the increase of $500,000 in interest income and other expense, net due to higher interest rates and increased cash, partially offset by the increase in operating expenses of $300,000 and an increase of $382,000 in income tax expense due to higher income before tax.

The underlying drivers of our revenue and market share growth remain strong, evidenced by strong new product flow and expanding sales force. We are focused on tight expense control and expanding operating margins. During the quarter we began shipping two new products, our nGenius Analytics and our new nGenius Application Fabric Monitor based upon our next generation Application Fabric Performance Management architecture. These products are market-leading solutions that proactively identify and resolve performance problems faster and assure business service reliability in increasingly complex, high-speed networks. The nGenius Analytics product adds intelligent early warning capabilities to our solution set, and is based on a sophisticated behavior modeling technology for which we have recently been granted a U.S. patent. The nGenius Application Fabric Monitor represents a new class of instrumentation, combining the capabilities of our nGenius Probe and nGenius Flow Recorder products in a single high capacity, high performance platform that puts us in a superior cost-to-capability position versus our key competitors.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

NetScout considers the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	revenue recognition;

•	allowance for doubtful accounts receivable;

•	valuation of inventories;

•	valuation of goodwill and other intangible assets;

•	capitalization of software development costs, purchased software and internal use software;

•	stock-based compensation; and

•	income taxes.

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

Allowance for Doubtful Accounts Receivable

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At June 30, 2006, one customer accounted for more than 12% of our accounts receivable balance. At June 30, 2005, one different customer accounted for more than 11% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of June 30, 2006, our allowance for doubtful accounts was $23,000. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value. As of June 30, 2006, we recorded net realizable value adjustments of $624,000. We regularly monitor our inventories for potential obsolete and excess inventory. Our net realizable value adjustment is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. Significant judgments and estimates are made when establishing the net realizable value adjustment. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Goodwill and Other Intangible Assets

The carrying value of goodwill was $36.6 million and $36.5 million as of June 30, 2006 and 2005, respectively. Goodwill will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We compute the market capitalization of our outstanding common stock versus our stockholders’ equity as one potential indicator that goodwill may be impaired. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of June 30, 2006, based upon our review, we determined that there has been no goodwill impairment.

The carrying value of other intangible assets was $872,000 and $1.4 million as of June 30, 2006 and 2005, respectively. We account for our other intangible assets at historical cost. The carrying value of other intangible assets acquired in a business combination is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize other intangible assets over their estimated useful lives on a straight-line basis. The Company’s other intangible assets include software and non-compete agreements, resulting from the acquisition of Quantiva’s business on April 14, 2005 (see Note 5 and Note 6).

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

Capitalization of Software Development Costs, Purchased Software and Internal Use Software

Costs incurred in the research and development of NetScout’s products, including the various small point releases and small product enhancements that are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Future major product enhancements would be capitalized under the guidance of SFAS No. 86. Amortization, for any reporting period, is determined based on the greater of the amount calculated using the ratio that current revenue for a product bear to the total of current and anticipated future reveneues for that product or the straight-line method over the remaining estimated economic life of the product. NetScout also capitalizes purchased software in accordance with SFAS No. 86.

As of June 30, 2006, capitalized software development costs were $1.7 million and accumulated amortization of such costs was $1.4 million, resulting in net capitalized software costs of $293,000. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods. During the twelve months ended March 31, 2006, NetScout met technological feasibility for its nGenius Analytics product. Capitalized costs to date include payroll and payroll related costs for employees who are directly associated with and devote time to the project and who are working on software development tasks eligible for capitalization, such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of June 30, 2006, capitalized software development costs for the nGenius Analytics product totaled $327,000. Beginning in April 2006, the Company commenced amortization of capitalized software development costs for the Analytics product over it’s estimated economic life of two years. Amortization of capitalized software development costs for the Analytics product was $34,000 for the three months ending June 30, 2006.

During the twelve months ended March 31, 2006, NetScout capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 5). Purchased capitalized software is included on the balance sheet within other intangible assets, net. Amortization of capitalized purchased software is recorded on a straight-line basis over three years from the date of the purchase. Accumulated amortization at June 30, 2006 was $505,000, resulting in net capitalized software cost of $750,000. The Company considered the economic consumption method alternative for amortizing these costs and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of revenues related to the acquired Quantiva software.

NetScout is implementing a new Enterprise Resource Planning, or ERP, system in order to manage better the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to develop the software system, capitalization of eligible costs began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop customizations to the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of June 30, 2006, capitalized software costs relating to the ERP system implementation totaled $2.2 million. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is currently expected to be in fiscal year 2007.

Stock-based Compensation

Effective April 1, 2006, NetScout adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R’s adoption, we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price or granted restricted stock unit.

Based on historical experience the Company has assumed an annualized forfeiture rate of 0% for awards granted to its two most senior executives and directors, and a 12% forfeiture rate for its remaining employees. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The cumulative effect of the accounting change resulted in pre-tax income of $111,000 and was recognized in the statement of operations for the three-month period ending June 30, 2006.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on historical volatility of its own stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

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

As of June 30, 2006, deferred income tax assets were $7.6 million, consisting primarily of $328,000 of federal net operating loss carryforwards and $319,000 of federal research and development tax credits, which begin to expire in fiscal year 2012, and $6.4 million of other temporary book and tax accounting differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended June 30,
	2006	2005
Revenue:
Product	60.3%	64.0%
Service	39.7	35.2
License and royalty	—	0.8

Total revenue	100.0	100.0

Cost of revenue:
Product	16.4	19.7
Service	5.4	5.4

Total cost of revenue	21.8	25.1

Gross margin	78.2	74.9

Operating expenses:
Research and development	18.8	19.6
Sales and marketing	45.9	42.7
General and administrative	8.9	9.7
Amortization of other intangible assets	0.2	0.1
In-process research and development	—	0.6

Total operating expenses	73.8	72.7

Income from operations	4.4	2.2
Interest income and other expenses, net	4.3	2.2

Income before income tax expense and cumulative effect of accounting change	8.7	4.4
Income tax expense	3.2	1.6

Income before cumulative effect of accounting change	5.5	2.8
Cumulative effect of accounting change, net of taxes	0.3	0.0

Net income	5.8%	2.8%

Three Months Ended June 30, 2006 and 2005

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers that incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$14,227	60%	$15,046	64%	($819)	(5%)
Service	9,348	40	8,271	35	1,077	13%
License and royalty	—	—	184	1	(184)	(100%)

Total Revenue	$23,575	100%	$23,501	100%	$74	—%

Product.    The 5%, or $819,000, decrease in product revenue, which includes hardware and software products, was primarily due to a decrease of approximately 21% in unit sales offset by an increase of approximately 15% in average selling price per unit due to product mix during for the three month period. The decrease in unit sales was primarily due to decreased sales in our Europe-Middle East-Africa (“EMEA”) operations. The increase in average selling price was partially due to sales of our new Application Fabric Performance Management, or AFPM, product.

Service.    The 13%, or $1.1 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products were removed from service eligibility during fiscal year 2006 and others will be removed in fiscal year 2007.

License and royalty.    The 100%, or $184,000, decrease in license and royalty revenue was due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)
	2006		2005		Change
		% of Revenue		% of Revenue	$	%
Indirect	$14,047	60%	$14,336	61%	($289)	(2%)
Direct	9,528	40	9,165	39	363	4%

Total Revenue	$23,575	100%	$23,501	100%	$74	—%

Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped through our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since we ship the products to a domestic location.

Total revenue was distributed geographically as follows:

	Three Months Ended June 30, (Dollars in Thousands)
	2006		2005		Change
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$19,806	84%	$18,456	79%	$1,350	7%
International:
Europe—Middle East—Africa	2,319	10	3,768	16	(1,449)	(38%)
Asia—Pacific	1,450	6	1,277	5	173	14%

Subtotal International:	3,769	16	5,045	21	(1,276)	(25%)

Total Revenue	$23,575	100%	$23,501	100%	$74	—%

Revenue from sales to customers outside North America decreased 25% primarily as a result of decreased sales from our European operations. Despite this sales decrease in Europe in the first quarter of 2007, we plan to continue to focus on sales and marketing activities in all international regions including the Asia-Pacific region. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future. Revenue decreased in EMEA primarily due to restructuring which caused loss of sales momentum. The impact of the restructuring will occur during the second half of fiscal 2007.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$3,856	16%	$4,626	20%	($770)	(17%)
Service	1,267	5	1,257	5	10	1%

Total cost of revenue	$5,123	21%	$5,883	25%	($760)	(13%)

Gross profit:
Product $	$10,371	44%	$10,420	44%	($49)	(1%)
Product %	73%		69%
Service $	$8,081	34%	$7,014	30%	$1,067	15%
Service %	87%		85%
License and royalty $	$—	—%	$184	1%	($184)	(100%)
License and royalty %	—%		100%
Total gross profit $	$18,452		$17,618		$834	5%
Total gross margin %	78%		75%		3%

Product.    The 17%, or $770,000, decrease in cost of product revenue corresponds with the 5%, or $819,000, decrease in product revenue as well as an approximate 2% decrease in average cost per unit due to a change in our sales mix. The product gross margin percentage increased by 4 points to 73% from 69% due to the mix of higher margin products in the three months ended June 30, 2006.

Service.    The 1%, or $10,000, increase in cost of service revenue was primarily due to a $13,000 increase in stock-based compensation expenses related to the adoption of SFAS 123R. The 2-point, or $1.1 million, increase in service gross profit corresponds with the 13%, or $1.1 million, increase in service revenue, offset by the 1%, or $10,000, increase in cost of services. Cost of service remained relatively constant due to our constant resource levels.

Gross profits.    Our gross profit in absolute dollars increased 5%, or $834,000. This increase was partially due to the $1.1 million increase in service revenue, offset by the associated $10,000 increase in service costs and further offset by the $819,000 decrease in product revenue, offset by the associated $770,000 decrease in product costs and the $184,000 decrease in royalty revenue. Service revenue contributes approximately an additional 14 points of gross margin when compared to product revenue. In the first quarter of 2007 service revenue accounted for 40% of the total revenue while in the first quarter of 2006 service revenue accounted for 35% of total revenue. This additional service revenue in the first quarter of 2007 contributed positively to the total gross margin recognized. The net effect of the combined increases in revenue and decreases in cost and in royalty revenue along with the revenue mix being more weighted toward service revenue was a 3-point increase in gross margin percentage.

Operating Expenses

	Three Months Ended June 30, (Dollars in Thousands)
	2006		2005		Change
		% of Revenue		% of Revenue	$	%
Research and development	$4,422	19%	$4,614	20%	($192)	(4%)
Sales and marketing	10,830	46%	10,022	43%	808	8%
General and administrative	2,106	9%	2,286	9%	(180)	(8%)
Amortization of other intangible assets	39	—%	32	0%	7	22%
In-process research and development	—	—%	143	1%	(143)	(100%)

Total Operating Expenses	$17,397	74%	$17,097	73%	$300	2%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 4%, or $192,000, decrease in research and development expenses was primarily due to a $204,000 decrease in personnel expenses due to decreased employee compensation, mainly due to incentive compensation, a decrease of $65,000 in non-recurring engineering and consulting charges, offset by a $74,000 increase in stock-based compensation primarily due to the adoption of SFAS 123R. Average headcount in research and development was 109 for the three months ended June 30, 2006 and 2005.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 8%, or $808,000, increase in total sales and marketing expenses was primarily due to a $231,000 increase in employee related expenses primarily due to increased headcount and a $260,000 increase in sales travel and a $137,000 increase in stock-based compensation primarily due to the adoption of SFAS 123R. Average headcount in sales and marketing was 154 and 143 for the three months ended June 30, 2006 and 2005, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 8%, or $180,000, decrease in general and administrative expense was primarily due to a $257,000 decrease in personnel expenses due to decreased employee compensation, mainly due to incentive compensation and decreased headcount, offset by a $75,000 increase in stock-based compensation expenses mainly due to the adoption of SFAS 123R. Average headcount in general and administrative was 54 and 57 for the three months ended June 30, 2006 and 2005, respectively.

Amortization of other intangible assets.    Amortization of other intangible assets was $39,000 and $32,000 for the three months ended June 30, 2006 and 2005, respectively due to the acquisition of Quantiva’s business in the first quarter of fiscal 2006.

In-process research and development.    In-process research and development expense in the three months ended June 30, 2005, $143,000, represents the various projects and technologies acquired in the acquisition of Quantiva’s business for which technological feasibility had not been established as of the acquisition date and that had no alternative future use.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment and various interest expense.

	Three Months Ended June 30, (Dollars in Thousands)
	2006		2005		Change
		% of Revenue		% of Revenue	$	%
Interest income and other expenses, net	$1,015	4%	$515	2%	$500	97%

The 97%, or $500,000, increase in interest income and other expenses, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities and higher average investable balances.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of June 30, 2006 is 37.4%, compared to an estimated annual effective tax rate of 37.3% as of June 30, 2005. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits.

	Three Months Ended June 30, (Dollars in Thousands)
	2006		2005		Change
		% of Revenue		% of Revenue	$	%
Income tax expenses	$766	3%	$384	2%	$382	99%

Net income.    Net income for the three months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30, (Dollars in Thousands)
	2006		2005		Change
		% of Revenue		% of Revenue	$	%
Net income	$1,374	6%	$652	3%	$722	111%

The $722,000 increase in net income was mainly attributable to the increase in gross profit of $834,000, an increase of $500,000 in interest income and other expense, net and the cumulative effect of accounting change, net of taxes of $70,000, partially offset by increases in operating stock-based compensation expense of $286,000 and income tax expense of $382,000.

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

There have been no substantial changes to our commitments and contingencies since March 31, 2006, as reported in our Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	June 30, (In Thousands)
	2006	2005
Cash and cash equivalents	$51,999	$33,498
Short-term marketable securities	32,761	43,786
Long-term marketable securities	6,030	—

Cash, cash equivalents, and marketable securities	$90,790	$77,284

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of June 30, 2006, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. No other amounts were outstanding under the line of credit. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of June 30, 2006, we were in compliance with all such covenants with a tangible net worth of $92 million.

Cash, cash equivalents and marketable securities increased by $13.5 million from June 30, 2005 to June 30, 2006. While cash and cash equivalents increased by $18.5 million, short- and long-term marketable securities decreased in total by $5.0 million.

Cash and cash equivalents were impacted by the following:

	Three Months Ended June 30, (In Thousands)
	2006	2005
Net cash provided by operating activities	$2,627	$2,774

Net cash used in investing activities	$(13,900)	$(27,418)

Net cash provided by financing activities	$1,596	$1,072

Net cash provided by operating activities

Net cash provided by operating activities amounted to $2.6 million and $2.8 million during the three months ended June 30, 2006 and 2005, respectively. The primary sources of operating cash flow in the three months ended June 30, 2006 included net income of $1.4 million, the add back of non-cash charges of $1.3 million, a decrease in accounts receivable of $1.7 million due to the timing of sales within the three month period ending June 30, 2006, and a net decrease in refundable income taxes of $783,000 due to the receipt of a one-time federal income tax refund, offset by an increase in inventory of $1.6 million due to an unanticipated slow down in orders at the end of June 2006 as well as a $1.4 million decrease in accrued compensation due to the payment of fiscal 2006 year end commissions and the timing of payroll payments in the first quarter of 2007. The primary sources of operating cash flow in the three months ended June 30, 2005 included net income of $652,000, the add back of non-cash charges of $1.5 million and a decrease of $779,000 in accounts receivable as a result of timing of sales within the three month period ending June 30, 2005.

Net cash used in investing activities

Cash used in investing activities was $13.9 million and $27.4 million for the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, cash used in investing activities reflects the purchase of marketable securities of $17.6 million and $25.8 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $4.6 million and $8.8 million, respectively, the purchase of fixed assets to support our infrastructure of $474,000 and $843,000, respectively, and the capitalized expenditure for internal use of software of $402,000 and $170,000, respectively. We anticipate that our investment in our infrastructure will continue in future quarters. For the three months ended June 30, 2005 net cash used in investing activities also reflects the acquisition of Quantiva’s business for $9.4 million.

Net cash provided by financing activities

Cash provided by financing activities was $1.6 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options. For the three months ended June 30, 2006, the cash provided by financing activities was also due to a tax benefit from stock options exercised of $111,000. For the three months ended June 30, 2005, the cash provided by financing activities was also due to proceeds of issuance of common stock in connection with the employee stock purchase plan.

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

Recently Issued Accounting Pronouncements

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that the entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in NetScout’s consolidated financial statements as NetScout presents sales net of any and all taxes.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of FIN 48.

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

NetScout’s exposure to currency exchange rate fluctuations has been limited. All revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as payroll, rent and office expense in the local currency and, therefore, currency exchange rate fluctuations could have a material and adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

Item 4.	Controls and Procedures

As of June 30, 2006, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	technology spending by current and potential customers;

•	uneven demand for application and network management solutions;

•	the timing and receipt of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	changes in the distribution channels through which our products are sold;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our ability to anticipate or adapt effectively to developing markets and rapidly changing technologies;

•	changes in the number and size of our competitors;

•	changes in our prices or the prices of our competitors’ products; and

•	economic slowdowns or the occurrence of unforeseeable events, such as terrorist attacks or natural disasters, which contribute to such slowdowns.

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

We compete with the smaller yet growing number of providers of application and network performance management solutions and providers of portable network traffic analyzers and probes, such as Network General (formerly a division of Network Associates, Inc.). In addition, leading network equipment providers, including Cisco, offer their own solutions, including products which they license from other competitors. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years larger companies that are seeking to enter or expand in the markets that we operate have acquired some of our competitors. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

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

Our success depends on our ability to expand and manage our international operations. Sales to customers outside North America accounted for 16% and 21% of our total revenue for the three months ended June 30, 2006 and 2005, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

•	expand international indirect distribution channels;

•	hire additional sales personnel;

•	adapt products for local markets and to comply with foreign regulations. For example, in July 2006, the European Union implemented its new Directive on the Restriction of the use of certain Hazardous Substances (“RoHS”), that is designed to restrict the use of cadmium, hexavalent chromium, lead, mercury and certain halogenated flame retardants (PBBs and PBDEs) in electronic products; and

•	manage geographically dispersed operations.

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels, which include original equipment manufacturers, distributors, resellers, systems integrators and service providers, accounted for 60% and 61% of our total revenue for the three months ended June 30, 2006 and 2005, respectively. To increase our sales going forward we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing indirect distribution channels and to develop new indirect distribution channels. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

Our future growth depends on our ability to maintain and periodically expand our sales force.    We must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a comparatively long period of time to become productive, typically six to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable successfully to maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.

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

Our estimates and judgments related to critical accounting policies could be inaccurate.    We consider accounting policies related to revenue recognition, allowance for doubtful accounts receivable, valuation of inventories, valuation of goodwill and other intangible assets, capitalized software development costs, purchased software and internal use software, stock-based compensation and income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

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

During the first quarter of fiscal year 2007, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 10 to the Condensed Consolidated Financial Statements attached hereto.

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

NETSCOUT SYSTEMS, INC.

Date: August 9, 2006	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: August 9, 2006	/S/ DAVID P. SOMMERS
David P. Sommers
Senior Vice President, General Operations and Chief Financial
Officer (Principal Financial Officer)

Date: August 9, 2006	/S/ JEFFREY R. WAKELY
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