Form 10-Q
period 2006-09-30
NETSCOUT SYSTEMS INC
filed 2006-11-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 3, 2006 was 31,724,802.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$56,108	$61,676
Marketable securities	31,247	19,810
Accounts receivable, net of allowance for doubtful accounts of $8 and $44 at September 30, 2006 and March 31, 2006, respectively	17,913	16,765
Inventories	4,323	2,816
Refundable income taxes	198	985
Deferred income taxes	2,827	2,896
Restricted cash	—	1,339
Prepaid expenses and other current assets	2,198	3,119

Total current assets	114,814	109,406
Fixed assets, net	8,217	7,577
Goodwill	36,561	36,561
Other intangible assets, net	729	1,015
Capitalized software development costs, net	252	312
Deferred income taxes	4,640	4,889
Long-term marketable securities	3,315	5,979
Other assets	29	16

Total assets	$168,557	$165,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,070	$2,727
Accrued compensation	6,074	8,635
Accrued other	2,249	2,325
Income taxes payable	1,135	—
Deferred acquisition payment	—	1,339
Deferred revenue	20,250	21,382

Total current liabilities	33,778	36,408
Accrued other	1,101	1,157
Deferred revenue	1,510	1,599

Total liabilities	36,389	39,164

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2006 and March 31, 2006	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 35,997,968 and 35,488,019 shares issued and 31,642,745 and 31,284,796 shares outstanding at September 30, 2006 and March 31, 2006, respectively	36	35
Additional paid-in capital	118,445	120,057
Accumulated other comprehensive loss	(60)	(122)
Deferred compensation	—	(4,434)
Treasury stock at cost, 4,355,223 and 4,203,223 shares at September 30, 2006 and March 31, 2006, respectively	(27,473)	(26,490)
Retained earnings	41,220	37,545

Total stockholders’ equity	132,168	126,591

Total liabilities and stockholders’ equity	$168,557	$165,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product	$15,758	$15,069	$29,985	$30,115
Service	9,322	8,581	18,670	16,852
License and royalty	—	—	—	184

Total revenue	25,080	23,650	48,655	47,151

Cost of revenue:
Product (1)	4,382	4,300	8,238	8,926
Service (1)	1,315	1,177	2,582	2,434

Total cost of revenue	5,697	5,477	10,820	11,360

Gross profit	19,383	18,173	37,835	35,791

Operating expenses:
Research and development (1)	4,486	4,639	8,908	9,253
Sales and marketing (1)	10,028	9,532	20,858	19,554
General and administrative (1)	2,236	2,211	4,342	4,496
Amortization of other intangible assets	39	39	78	71
In-process research and development	—	—	—	143

Total operating expenses	16,789	16,421	34,186	33,517

Income from operations	2,594	1,752	3,649	2,274
Interest income and other expenses, net	1,072	569	2,087	1,083

Income before income tax expense and cumulative effect of accounting change	3,666	2,321	5,736	3,357
Income tax expense	1,364	867	2,130	1,251

Income before cumulative effect of accounting change	2,302	1,454	3,606	2,106
Cumulative effect of accounting change, net of taxes of $41	—	—	70	—

Net income	$2,302	$1,454	$3,676	$2,106

Basic net income per share	$0.07	$0.05	$0.12	$0.07
Diluted net income per share	$0.07	$0.05	$0.11	$0.07
Shares used in computing:
Basic net income per share	31,661	30,970	31,571	30,905
Diluted net income per share	32,673	31,614	32,867	31,512
(1) Share-based compensation expense included in these amounts is as follows:

Cost of product revenue	$10	$—	$19	$—
Cost of service revenue	12	—	25	—
Research and development	99	83	232	142
Sales and marketing	145	24	302	44
General and administrative	67	8	142	8

Total share-based compensation expense, before income tax effect	$333	$115	$720	$194

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,676	$2,106
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,420	1,331
Amortization of other intangible assets	284	71
Amortization of capitalized software development costs	75	413
In-process research and development	—	143
Loss on disposal of fixed assets	22	61
Share-based compensation expense associated with equity awards	720	194
Cumulative effect of accounting change	(111)	—
Deferred income taxes	318	1,007
Changes in assets and liabilities net of the effects of the acquisition of Quantiva’s business:
Accounts receivable, net	(1,148)	(318)
Inventories	(1,507)	(1,400)
Refundable income taxes	787	(20)
Prepaid expenses and other current assets	932	921
Other assets	(13)	—
Accounts payable	1,343	961
Accrued compensation and other expenses	(2,693)	332
Income taxes payable	1,135	—
Deferred revenue	(1,221)	(1,561)

Net cash provided by operating activities	4,019	4,241

Cash flows from investing activities:
Purchase of marketable securities	(32,396)	(56,519)
Proceeds from maturity of marketable securities	23,674	38,523
Purchase of fixed assets	(1,131)	(1,842)
Capitalized expenditures for internal use software	(951)	(393)
Acquisition of Quantiva’s business	—	(9,470)
Capitalized software development costs	(15)	—

Net cash used in investing activities	(10,819)	(29,701)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,888	1,096
Purchase of treasury shares	(983)	—
Tax benefit from stock options exercised	327	—

Net cash provided by financing activities	1,232	1,096

Net decrease in cash and cash equivalents	(5,568)	(24,364)
Cash and cash equivalents, beginning of period	61,676	57,070

Cash and cash equivalents, end of period	$56,108	$32,706

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$11
Cash paid for income taxes	$799	$288

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2006 and for the three and six months ended September 30, 2006 and 2005, respectively, have been prepared by NetScout Systems, Inc. (“NetScout” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results of operations for the year ending March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on June 2, 2006.

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

The Company’s unearned share-based compensation balance of $4.4 million as of April 1, 2006, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The unearned share-based compensation balance was from the issuance of restricted stock units accounted for based on the intrinsic value on the date of grant. Under SFAS 123R the unrecognized expense of restricted stock units and employee stock option awards not yet vested at March 31, 2006 will be recognized as expense in operations in the periods after that date, based on their fair value, which was determined under the original provisions of SFAS 123, as disclosed in the Company’s previous filings. The impact of adopting SFAS 123R on the post-adoption results of operations was decreased as a result of the Company’s action in fiscal 2006 to accelerate the vesting on a significant portion of its outstanding stock options (see Note 9).

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated. The pro forma information for the three and six months ended September 30, 2005 was as follows:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income as reported	$1,454	$2,106
Add: share-based compensation under APB No. 25	115	194
Deduct: share-based employee compensation expense determined under fair value-based methods for all awards, net of tax	(623)	(1,472)

Pro forma net income	$946	$828

Basic net income per share:
As reported	$0.05	$0.07
Pro forma	$0.03	$0.03
Diluted net income per share:
As reported	$0.05	$0.07
Pro forma	$0.03	$0.03

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R using the modified prospective transition method beginning April 1, 2006. Accordingly, during the three and six months ended September 30, 2006, the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of April 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, but adjusted for estimated forfeitures. The Company recorded a pre-tax cumulative benefit of accounting change of $111 related to estimating forfeitures for restricted stock units that were unvested as of April 1, 2006. For share-based awards granted after April 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123R. For all awards, the Company has recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and six months ended September 30, 2006 has been reduced for estimated forfeitures.

Under the provisions of SFAS 123R, the Company recorded $333 and $720 of share-based compensation, net of taxes, in operations in the accompanying Consolidated Condensed Statement of Operations for the three and six months ended September 30, 2006, respectively. Share-based compensation capitalized in conjunction with our costs related to internally developed software and software for internal use was immaterial.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

The impact on the Company’s results of operating income, net income and earnings per share from the adoption of SFAS 123R for the three and six months ended September 30, 2006 was as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Stock options	$(37)	$(77)

Impact on operating income	(37)	(77)
Cumulative effect of accounting change	—	111

Impact after cumulative effect of accounting change	$(37)	$34

Impact on net income	$(23)	$21

Impact on earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Total share-based compensation recorded, net of taxes, in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Cost of revenue—Product	$10	$—	$19	$—
Cost of revenue—Service	12	—	25	—
Research and development	99	83	232	142
Sales and marketing	145	24	302	44
General and administrative	67	8	142	8
Less non-employee compensation	4	(32)	(14)	(49)

Total employee share based compensation expense	$337	$83	$706	$145

Valuation Assumptions

As of September 30, 2006 and 2005, respectively, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP were estimated on the date of grant using the Black-Scholes option pricing model with the assumptions below. No option grants were given during the six months ended September 30, 2006. There was no activity for the ESPP in the six months ended September 30, 2006 due to the suspension of the ESPP (see Note 9).

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Option Plans
Expected option term	—	5 years	—	5 years
Weighted average risk-free interest rate	—	4.2%	—	4.0%
Expected volatility	—	95%	—	95%
Dividend yield	—	—	—	—
Weighted average fair value	$—	$4.33	—	$3.32

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan
Expected option term	—	—	—	0.5 years
Weighted average risk-free interest rate	—	—	—	3.20%
Expected volatility	—	—	—	59%
Dividend yield	—	—	—	—
Weighted average fair value	$—	$—	$—	$1.23

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

The fair value per share of the restricted stock units is equal to the quoted market price of the Company’s common stock on the date of grant.

Restricted Stock Units

The 1999 Stock Option Plan permits the granting of restricted stock and restricted stock units, collectively referred to as “share-based awards.” Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.

On April 14, 2005, the Company granted share-based awards to employees who were former employees of Quantiva, Inc. (“Quantiva”) and to a consultant who was a former consultant of Quantiva, a company that sold substantially all of its assets to the Company (See Note 6). These awards consisted of grants of 154,345 restricted stock units, which vest over two years and do not have an exercise price. The Company records expense for the restricted stock units granted to the employees over the vesting period, and records expense for the restricted stock granted to the consultant to stockholders’ equity in accordance with EITF 96-18. The Company estimated the fair value of these restricted stock units using a per share value of $4.14, which represented the closing price of the Company’s common stock on the date of grant. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until vested with changes being charged to compensation expense on a pro-rata basis over the remaining vesting period.

On September 14, 2005, the Company granted share-based awards to non-employee members of the Company’s Board of Directors. These awards consisted of 33,210 restricted stock units, which vested on the date of the 2006 annual meeting of the stockholders. The restricted stock units do not have an exercise price. The gross value of these awards at September 30, 2006 was approximately $180. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company recognized the expense related to these payments over a period equal to the vesting period of the restricted stock units, which was one year. Operating expenses related to these tax defrayment payments for the three and six months ended September 30, 2006, was $25 and $55, respectively.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

On September 13, 2006, the Company granted share-based awards to non-employee members of the Company’s Board of Directors. These awards consisted of 20,685 restricted stock units, which vest on the date of the next annual meeting of the stockholders, provided that during such time, such directors attend at least 75% of the meetings of the Board and any committee of the Board, collectively, of which such directors are a member. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. The gross value of these awards at September 30, 2006 was approximately $150. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company is recognizing the expense related to these payments over a period equal to the vesting period of the restricted stock units, which is one year. Operating expenses related to these tax defrayment payments for the three months ended September 30, 2006, was $4.

Periodically, the Company grants share-based awards to employees and officers of the Company. These awards represent restricted stock units, which vest over four years and do not have an exercise price.

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the three and six months ended September 30, 2006 and 2005, respectively:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding-June 30, 2006	3,852,206	$6.22	785,095	$5.95
Granted	—	$—	38,712	$6.90
Exercised (Options)/Issued (RSU’s)	(92,416)	$4.36	(5,550)	$6.52
Canceled	(35,189)	$7.80	(27,016)	$6.47

Outstanding-September 30, 2006	3,724,601	$6.25	791,241	$5.97

Outstanding-March 31, 2006	4,189,844	$6.08	842,528	$6.14
Granted	—	$—	65,766	$7.69
Exercised (Options)/Issued (RSU’s)	(425,241)	$4.44	(84,708)	$8.83
Canceled	(40,002)	$7.61	(32,345)	$6.48

Outstanding-September 30, 2006	3,724,601	$6.25	791,241	$5.97

Outstanding June 30, 2005	4,601,595	$6.02	154,345	$4.14
Granted	1,350	$5.85	33,210	$5.42
Exercised (Options)/Issued (RSU’s)	(5,965)	$4.05	—	$—
Canceled	(77,041)	$6.35	—	$—

Outstanding September 30, 2005	4,519,939	$6.02	187,555	$4.37

Outstanding March 31, 2005	4,700,743	$6.01	—	$—
Granted	168,950	$4.49	187,555	$4.37
Exercised (Options)/Issued (RSU’s)	(186,566)	$4.27	—	$—
Canceled	(163,188)	$6.15	—	$—

Outstanding September 30, 2005	4,519,939	$6.02	187,555	$4.37

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

The following tables summarizes information about options outstanding and exercisable at September 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27 to 2.50	95,191	1.2	$2.42	95,191	$2.42
$3.01 to 5.00	1,765,458	4.2	$4.19	1,668,574	$4.20
$5.04 to 7.40	863,981	5.9	$5.75	820,201	$5.72
$7.60 to 11.25	746,752	6.5	$8.22	746,752	$8.22
$13.44 to 14.94	93,031	3.6	$13.72	93,031	$13.72
$15.13 to 18.50	66,000	4.3	$15.32	66,000	$15.32
$21.25 to 28.94	94,188	3.7	$24.04	94,188	$24.04

	3,724,601	4.9	$6.25	3,583,937	$6.31

The aggregate intrinsic value of stock options and restricted stock units as of September 30, 2006 and 2005 was as follows:

	September 30, 2006	September 30, 2005
Options:
Outstanding (1)	$5,048	$3,125
Exercisable (1)	$4,809	$2,579
Restricted Stock Units (2)	$5,135	$1,018

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2006 ($6.49) and 2005 ($5.43) and the exercise price of the underlying options.
(2)	The aggregate intrinsic value on this table was calculated based on the closing market value of the Company’s common stock on September 30, 2006 ($6.49) and 2005 ($5.43) for the underlying restricted stock units.

Information regarding cash proceeds received, the intrinsic value and the total tax benefit realized resulting from share based awards and stock option exercises was as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2005
Cash proceeds received	$403	$1,887
Intrinsic value realized	$2,266	$4,313
Income tax benefit realized	$216	$327

As of September 30, 2006, the total unrecognized compensation cost related to stock options was $344 which is expected to be recognized over a weighted-average period of 2.5 years.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

The total fair value of restricted stock units vested during the three and six months ended September 30, 2006 was $205 and $917, respectively. As of September 30, 2006, the total unrecognized compensation cost related to restricted stock unit awards was $3,349 which is expected to be amortized over a weighted-average period of 3.3 years.

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

Marketable Securities

The following is a summary of marketable securities held by NetScout at September 30, 2006, with maturity dates of October 2006 through February 2008:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$20,858	$(60)	$20,798
Commercial paper	14,863	—	14,863
Less restricted investment	1,112	(13)	1,099

Marketable securities	$34,609	$(47)	$34,562

The following is a summary of marketable securities as classified between short and long-term for September 30, 2006:

Short-term marketable securities	$31,247
Long-term marketable securities	3,315

Total marketable securities	$34,562

The following is a summary of marketable securities held by NetScout at March 31, 2006, with maturity dates of April 2006 through February 2008:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$16,213	$(122)	$16,091
Commercial paper	10,819	—	10,819
Less restricted investment	1,145	(24)	1,121

Marketable securities	$25,887	$(98)	$25,789

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

The following is a summary of marketable securities as classified between short and long-term for March 31, 2006:

Short-term marketable securities	$19,810
Long-term marketable securities	5,979

Total marketable securities	$25,789

Restricted Investment

The Company has a restricted investment account related to a deferred compensation plan of $1.1 million, which is currently included in prepaid expenses and other current assets. As of September 30, 2006 and March 31, 2006, there were unrealized losses of $13 and $24, respectively, recorded as other comprehensive income (loss), net of $0 tax.

4.	Inventories

Inventories are stated at actual cost. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	September 30, 2006	March 31, 2006
Raw materials	$3,047	$2,213
Work in process	17	102
Finished goods	1,259	501

	$4,323	$2,816

5.	Acquisition

On April 14, 2005, the Company completed the acquisition of substantially all of the assets of Quantiva, a provider of automated analytics solutions for application performance management. The acquisition of Quantiva’s business is intended to extend the Company’s product offering with unique technology that automates detection and diagnosis of application performance problems before they impact business critical services. Quantiva’s patent pending technology analyzes real-time performance metrics using advanced statistical modeling and analytic techniques to establish dynamic thresholds and quickly detect behavioral anomalies. The Company’s financial statements include the results of operations of Quantiva subsequent to the acquisition date.

The total purchase price was approximately $9.5 million and was paid in cash. Cash paid included $1.3 million in escrow to be paid sixteen months from the date of the acquisition. The Company recorded the cash in escrow as Restricted cash on the balance sheet, with a corresponding liability reported as Deferred acquisition payment. In August 2006, upon the sixteenth month anniversary of the acquisition, the $1.3 million escrow and all interest earned on the balance was paid to Quantiva’s successor, which reduced the restricted cash and corresponding liability balances to $0. The escrow account was established to satisfy potential claims and obligations that could arise subsequent to the acquisition. No claims have arisen as of September 30, 2006. The purchase price includes capitalized acquisition costs of approximately $166 consisting of legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The total purchase price of $9.5 million was allocated to the tangible and intangible assets acquired based on the Company’s estimates of fair values at the time of acquisition as follows:

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

	$1,708

The acquired in-process research and development of $143 was charged to expense as a separate line item within operating expenses on the consolidated statement of operations during the fiscal quarter ended June 30, 2005.

6.	Goodwill & Other Intangible Assets

Goodwill

The carrying amount of goodwill was $36.6 million as of September 30, 2006 and 2005, respectively. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000 and substantially all of the assets of Quantiva on April 14, 2005 (See Note 5). The Company recorded $7.7 million of goodwill at the acquisition date related to Quantiva. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

Other Intangible Assets

The carrying amount of other intangible assets was $729 and $1.3 million as of September 30, 2006 and 2005, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Other intangible assets consist of the following as of September 30, 2006 and 2005, respectively:

	September 30, 2006			September 30, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Software	$1,255	$610	$645	$1,255	$192	$1,063
Non-Compete Agreements	310	226	84	310	71	239

	$1,565	$836	$729	$1,565	$263	$1,302

Amortization of acquired software, that is included as cost of product revenue, was $104 and $104, $208 and $192 for the three and six months ended September 30, 2006 and 2005, respectively. Amortization of other acquired intangible assets, that is included as operating expense, was $39 for the three months ended September 30, 2006 and 2005, respectively.

The following is the expected future amortization expense as of September 30, 2006 for the years ended March 31:

2007 (remaining six months)	$287
2008	425
2009	17

Total	$729

The weighted average useful life of other intangible assets is 2.8 years.

7.	Capitalized Software Development Costs and Purchased Software

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2004, the Company capitalized $1.3 million of software development costs. These capitalized software development costs were fully amortized as of September 30, 2005. Amortization of this capitalized software development costs was $0 and $221 for the three and six months ending September 30, 2006 and 2005, respectively. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Performance Analytics product. As of September 30, 2006, capitalized software development costs for the Analytics product totaled $327. Beginning in April 2006, the Company commenced amortization of capitalized software development costs for the Analytics product over its estimated economic life that approximates two years. Amortization of capitalized software development costs for the Analytics product was $34 and $75 for the three months and six months ending September 30, 2006, respectively.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

The Company also capitalizes purchased software in accordance with SFAS No. 86. During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of substantially all of the assets of Quantiva (See Note 5).

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

(In thousands, except where noted and share and per share data)

(Unaudited)

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

9.	Material Transactions Affecting Stockholders’ Equity

Restricted Stock

On April 14, 2005, the Company granted share-based awards to employees who were former employees of Quantiva and to a consultant who was a former consultant of Quantiva, a company that sold substantially all of its assets to the Company (See Note 5). These awards consisted of grants of 154,345 restricted stock units, which vest over two years. The Company recorded the intrinsic value and the fair value of the restricted stock units granted to former employees as deferred compensation and recognized the current period expense in accordance with EITF 96-18. The Company recorded the current period expense for the restricted stock units granted to the consultant to stockholders’ equity in accordance with EITF 96-18. The Company estimated the fair value of these restricted stock units using a per share value of $4.14, which represented the closing price of the Company’s common stock on the date of grant. Upon the grant of the restricted stock units to employees, deferred compensation for the fair market value of the restricted stock units were recorded within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until vested with changes being charged to compensation expense on a pro-rata basis over the vesting period. The aggregate intrinsic value of these awards at September 30, 2006 was approximately $690. Amortization expense related to these grants for the three and six months ended September 30, 2006 and 2005 was $65, $155, $91 and $162, respectively.

On September 14, 2005, the Company granted share-based awards to members of the Company’s Board of Directors. These awards consisted of 33,210 restricted stock units, which vested on the date of the 2006 annual meeting of the stockholders. The restricted stock units do not have an exercise price. The gross value of these awards at September 30, 2006 was approximately $180. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company recognized the expense related to these payments over a period equal to the vesting period of the restricted stock units, which was one year. Operating expenses related to these tax defrayment payments for the three and six months ended September 30, 2006, was $25 and $55, respectively.

On September 13, 2006, the Company granted share-based awards to members of the Company’s Board of Directors. These awards consisted of 20,685 restricted stock units, which vest on the date of the next annual meeting of the stockholders, provided that during such time, such directors attend at least 75% of the meetings of the Board and any committee of the Board, collectively, of which such directors are a member. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. The gross value of these awards at September 30, 2006 was approximately $150. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company is recognizing the expense related to these payments over a period equal to the vesting period of the restricted stock units, which is one year. Operating expenses related to these tax defrayment payments for the three months ended September 30, 2006, was $4.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

Stock Options

On April 14, 2005, the Company granted share-based awards to certain former consultants of Quantiva, a company that sold substantially all of its assets to the Company (See Note 5). These awards consisted of options to purchase 20,000 shares of the Company’s common stock, which vest over a four-year period, and have an exercise price of $4.14 per share. The Company recorded the current period expense for the stock options granted to the consultants to stockholders’ equity. Compensation expense (benefit) related to these options for the three and six months ended September 30, 2006 and 2005 was ($4), $6, $14 and $20 respectively. The Company calculated the fair value and related compensation expense in accordance with EITF 96-18. These options will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the expected vesting period with any unexpensed amounts included in deferred compensation. Fair value of the stock options was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for all periods:

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

Employee Stock Purchase Plan

In April 1999, NetScout adopted the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan is administered by the Compensation Committee. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year were eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout’s stock immediately after the grant of the option may not participate in the 1999 Purchase Plan. The Board of Directors suspended the 1999 Purchase Plan as of October 31, 2005.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

10.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. Through June 30, 2006, the Company has repurchased 158,000 shares of common stock under this original program. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 3,842,000 shares. During the three months ended September 30, 2006, the Company repurchased 152,000 additional shares of common stock.

11.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net income applicable to common stockholders	$2,302	$1,454	$3,676	$2,106

Weighted average common shares outstanding	31,660,636	30,969,545	31,571,056	30,905,000

Basic net income per share	$0.07	$0.05	$0.12	$0.07

Diluted:
Net income applicable to common stockholders	$2,302	$1,454	$3,676	$2,106

Weighted average common shares outstanding	31,660,636	30,969,545	31,571,056	30,905,000
Weighted average stock options	856,783	545,802	1,106,011	517,782
Weighted average restricted stock units	155,841	98,684	190,269	89,637

Diluted weighted average shares	32,673,260	31,614,031	32,867,336	31,512,419

Diluted net income per share	$0.07	$0.05	$0.11	$0.07

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Stock options	1,249,373	1,568,981	1,059,709	1,638,163
Restricted stock units	38,767	—	22,480	—

Total	1,288,140	1,568,981	1,082,189	1,638,163

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

12.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) adjustments consist of unrealized gains and losses on marketable securities and restricted investment. Other comprehensive income (loss) for the three and six months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$2,302	$1,454	$3,676	$2,106
Unrealized gains (loss) on cash equivalent, marketable securities and restricted investment, net of $0 tax	74	(22)	62	16

Other comprehensive income (loss)	$2,376	$1,432	$3,738	$2,122

13.	Geographic Information

Total revenue was distributed geographically as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
North America	$19,305	$19,368	$39,111	$37,824
Europe—Middle East—Africa	3,824	2,877	6,143	6,645
Asia-Pacific	1,951	1,405	3,401	2,682

	$25,080	$23,650	$48,655	$47,151

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

14.	Recently Issued Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Taxes within the scope of this EITF consensus would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company presents sales net of any and all taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”),

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except where noted and share and per share data)

(Unaudited)

which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

I tem 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

NetScout Systems, Inc. (“NetScout” or the “Company”) designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, including the ability to deliver critical business applications and content efficiently to end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by commercial enterprises, large governmental agencies and service providers worldwide. We manage our business as a single operating segment and substantially all of our identifiable assets are located in the United States. In addition, NetScout completed an initial public offering of 3,000,000 shares of common stock in August 1999.

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

For the six months ended September 30, 2006, our total revenue increased $1.5 million to $48.7 million compared to the $47.2 million of total revenue for the six months ended September 30, 2005. In addition, our cost of revenue decreased by $540,000 to $10.8 million for the six months ended September 30, 2006 compared to $11.4 million in the six months ended September 30, 2005. Gross profit at $37.8 million, or 77.8% of revenue, in the six months ended September 30, 2006 increased from $35.8 million, or 75.9% of revenue, in the six months ended September 30, 2005. Our gross margin is primarily impacted by the mix and volume of product and service revenue. We realize significantly higher gross margins on service revenue relative to product revenue. Service revenue for the six months ended September 30, 2006 increased $1.8 million or 10.8% to $18.7 million from $16.9 million for the six months ended September 20, 2005.

For the six months ended September 30, 2006, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses, amortization of intangibles and in-process research and development expenses, were $34.2 million, increasing by $669,000 compared to the $33.5 million of total operating expenses in the six months ended September 30, 2005. The primary contributor to this increase in operating expenses was $720,000 in share-based compensation expenses. Net income for the six months ended September 30, 2006 increased by $1.6 million to $3.7 million compared to net income of $2.1 million for the six months ended September 30, 2005. This increase is primarily due to the increase in gross profit of $2.0 million that resulted from the $1.5 million increase in revenue, the change in the revenue mix and the increase of $1.0 million in interest income and other expense, net due to higher interest rates and increased cash, partially offset by the increase in operating expenses of $669,000 and an increase of $879,000 in income tax expense due to higher income before tax.

We are focused on expanding our operating margins through revenue growth coupled with appropriate expense control. During the six months ended September 30, 2006 we began shipping two new products, our nGenius Analytics and our new nGenius Application Fabric Monitor based upon our next generation Application Fabric Performance Management architecture. These products are market-leading solutions that proactively identify and resolve performance problems faster and assure business service reliability in increasingly complex, high-speed networks. The nGenius Analytics product adds intelligent early warning capabilities to our solution set, and is based on a sophisticated behavior modeling technology for which we have recently been allowed a U.S. patent. In addition we have achieved a certified integration with HP OpenView NetWork Node Manager and HP OpenView Operations. The integration enables nGenius Analytics to provide highly qualified, proactive alarms of network and application performance anomalies to HP OpenView to help customers prevent and resolve operational problems faster, improving business service reliability and IT efficiency. The nGenius Application Fabric Monitor represents a new class of instrumentation, combining the capabilities of our nGenius Probe and nGenius Flow Recorder products in a single high capacity, high performance platform that puts us in a superior cost-to-capability position versus our key competitors.

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

NetScout considers the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	revenue recognition;

•	allowance for doubtful accounts receivable;

•	valuation of inventories;

•	valuation of goodwill and other intangible assets;

•	capitalization of software development costs, purchased software and internal use software;

•	share-based compensation; and

•	income taxes.

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

Multi-element arrangements are customer purchases of a combination of NetScout product and service offerings that may be delivered at various points in time. For multi-element arrangements, each element of the purchase is analyzed and a portion of the total purchase price is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the undelivered element. Under the residual method, the remaining portion of the purchase price is allocated to the delivered elements, generally hardware and licensed software products, regardless of any separate prices stated within the contract for each element. Vendor-specific objective evidence of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. We review the separate sales of the undelivered elements on a semi-annual basis and update, when appropriate, our vendor-specific objective evidence of fair value for such elements to ensure that it reflects our recent pricing experience.

Allowance for Doubtful Accounts Receivable

Accounts receivable is reduced by an allowance for doubtful accounts. Our standard payment terms are net 30 days. We monitor all accounts receivable balances of our customers and assess any collection issues as they arise. We believe our credit policies are prudent and reflect normal industry terms and business risk. At September 30, 2006, one customer accounted for more than 13% of our accounts receivable balance. At September 30, 2005, no customer accounted for more than 10% of our accounts receivable balance. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future and, accordingly, typically we do not require collateral from our customers. On rare occasions we will require select international customers to provide a letter of credit. We perform credit checks on all potential new customers prior to acceptance of an order. We maintain allowances for doubtful accounts for possible losses resulting from the failure of our customers to make their required payments and any losses are recorded as general and administrative expenses. As of September 30, 2006, our allowance for doubtful accounts was $8,000. The allowance for doubtful accounts is based upon our judgments and estimates of the uncollectability of specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and customer concentrations. Significant judgments and estimates are made when establishing the allowance for doubtful accounts. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value. As of September 30, 2006, our net realizable value adjustments was $719,000. We regularly monitor our inventories for potential obsolete, excess and slow moving inventory. Our net realizable value adjustment is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. Significant judgments and estimates are made when establishing the net realizable value adjustment. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Goodwill and Other Intangible Assets

The carrying value of goodwill was $36.6 million as of September 30, 2006 and 2005, respectively. Goodwill will be reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one potential indicator that goodwill may be impaired. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of September 30, 2006, based upon our review, we determined that there has been no goodwill impairment.

The carrying value of other intangible assets was $729,000 and $1.3 million as of September 30, 2006 and 2005, respectively. We account for our other intangible assets at historical cost. The carrying value of other intangible assets acquired in a business combination is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize other intangible assets over their estimated useful lives on a straight-line basis. Our other intangible assets include software and non-compete agreements, resulting from the acquisition of substantially all of the assets of Quantiva on April 14, 2005 (see Note 5 and Note 6 in the financial statements).

In-process research and development was $143,000 for the fiscal year ended March 31, 2006 due to the acquisition of substantially all of the assets of Quantiva. In-process research and development was identified and valued by management with the assistance of an independent valuation specialist. The amount assigned to in-process research and development was determined by identifying the specific projects that would be continued and for which technological feasibility had not been established as of the acquisition date and which had no alternative future use. The cost approach, as represented by time invested by Quantiva programmers, was used in valuing the in-process research and development. We recognize that the income approach is the preferable valuation methodology. However, due to the lack of a historical market for the technology, a meaningful cash flow projection could not be developed and therefore the cost approach was determined to be most appropriate.

Capitalization of Software Development Costs, Purchased Software and Internal Use Software

Costs incurred in the research and development of NetScout’s products, including the various small point releases and small product enhancements that are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Future major product enhancements would be capitalized under the guidance of SFAS No. 86. Amortization, for any reporting period, is determined based on the greater of the amount calculated using the ratio that current revenue for a product bear to the total of current and anticipated future revenues for that product or the straight-line method over the remaining estimated economic life of the product. NetScout also capitalizes purchased software in accordance with SFAS No. 86.

As of September 30, 2006, capitalized software development costs were $1.7 million and accumulated amortization of such costs was $1.4 million, resulting in net capitalized software costs of $252,000. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for the software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software product will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of the unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods. During the fiscal year ended March 31, 2006, NetScout met technological feasibility for its nGenius Analytics product. Capitalized costs to date include payroll and payroll related costs for employees who are directly associated with and devote time to the project and who are working on software development tasks eligible for capitalization, such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of September 30, 2006, capitalized software development costs for the nGenius Analytics product totaled $327,000. Beginning in April 2006, the Company commenced amortization of capitalized software development costs for the Analytics product over its estimated economic life of two years. Amortization of capitalized software development costs for the Analytics product was $75,000 for the six months ending September 30, 2006.

During the fiscal year ended March 31, 2006, NetScout capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (See Note 5). Purchased capitalized software is included on the balance sheet within other intangible assets, net. Amortization of capitalized purchased software is recorded on a straight-line basis over three years from the date of the purchase. Accumulated amortization at September 30, 2006 was $610,000, resulting in net capitalized software cost of $645,000. The Company considered the economic consumption method alternative for amortizing these costs and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of revenues related to the acquired Quantiva software.

NetScout is implementing a new Enterprise Resource Planning, or ERP, system in order to better manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to develop the software system, capitalization of eligible costs began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop customizations to the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of September 30, 2006, capitalized software costs relating to the ERP system implementation totaled $2.8 million. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is currently expected to be in the first half of fiscal year 2008.

Share-based Compensation

Effective April 1, 2006, NetScout adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application transition method, and therefore has not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R’s adoption, we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price or granted restricted stock units.

Based on historical experience the Company has assumed an annualized forfeiture rate of 0% for awards granted to its two most senior executives and directors, and a 12% forfeiture rate for its remaining employees. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The cumulative effect of the accounting change resulted in pre-tax income of $111,000 and was recognized in the statement of operations for the six-month period ending September 30, 2006.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on historical volatility of the Company’s stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on share-based compensation.

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

NetScout recognizes deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities as well as acquired or incurred net operating loss carryforward amounts. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. As of September 30, 2006, we believe future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

As of September 30, 2006, deferred income tax assets were $7.5 million, consisting primarily of $589,000 pertaining to state research and development tax credits as well as investment tax credits, $238,000 pertaining to federal net operating loss carryforwards and $232,000 pertaining to federal research and development tax credits, which begin to expire in fiscal year 2012, and $6.4 million of other temporary book and tax accounting differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product	62.8%	63.7%	61.6%	63.9%
Service	37.2	36.3	38.4	35.7
License and royalty	—	—	—	0.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	17.5	18.2	16.9	18.9
Service	5.2	5.0	5.3	5.2

Total cost of revenue	22.7	23.2	22.2	24.1

Gross margin	77.3	76.8	77.8	75.9

Operating expenses:
Research and development	17.9	19.6	18.3	19.6
Sales and marketing	40.0	40.3	42.9	41.5
General and administrative	8.9	9.3	8.9	9.5
Amortization of other intangible assets	0.2	0.2	0.2	0.2
In-process research and development	—	—	—	0.3

Total operating expenses	67.0	69.4	70.3	71.1

Income from operations	10.3	7.4	7.5	4.8
Interest income and other expenses, net	4.3	2.4	4.3	2.3

Income before income tax expense and cumulative effect of accounting change	14.6	9.8	11.8	7.1
Income tax expense	5.4	3.7	4.4	2.7
Cumulative effect of accounting change, net of taxes	—	—	.1	—

Net income	9.2%	6.1%	7.5%	4.4%

Three Months Ended September 30, 2006 and 2005

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers that incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$15,758	63%	$15,069	64%	$689	5%
Service	9,322	37	8,581	36	741	9%

Total Revenue	$25,080	100%	$23,650	100%	$1,430	6%

Product.    The 5%, or $689,000, increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 20% in average selling price per unit due to product mix offset by a decrease of approximately 12% in unit sales during the three month period. The decrease in unit sales was primarily due to a slight decrease in sales in our North American operations. The increase in average selling price was partially due to sales of our new Application Fabric Performance Management, or AFPM, product.

Service.    The 9%, or $741,000, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products were removed from service eligibility during fiscal year 2006 and others have been removed in fiscal year 2007.

Total product and service revenue from direct channels and product and service revenue from indirect channels are as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Indirect	$15,809	63%	$15,369	65%	$440	3%
Direct	9,271	37	8,281	35	990	12%

Total Revenue	$25,080	100%	$23,650	100%	$1,430	6%

Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for selling products and providing first line technical support and service to customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped through our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since we ship the products to a domestic location.

Total revenue was distributed geographically as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$19,305	77%	$19,368	82%	$(63)	—%
International:
Europe—Middle East—Africa	3,824	15	2,877	12	947	33%
Asia—Pacific	1,951	8	1,405	6	546	39%

Subtotal International:	5,775	23	4,282	18	1,493	35%

Total Revenue	$25,080	100%	$23,650	100%	$1,430	6%

Revenue from sales to customers outside North America increased 35% primarily as a result of increased sales from both our European and Asia operations due to our increased sales and marketing investment in these regions. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$4,382	17%	$4,300	18%	$82	2%
Service	1,315	5	1,177	5	138	12%

Total cost of revenue	$5,697	22%	$5,477	23%	$220	4%

Gross profit:
Product $	$11,375	45%	$10,769	46%	$606	6%
Product %	72%		72%
Service $	$8,007	32%	$7,404	31%	$603	8%
Service %	86%		86%

Total gross profit $	$19,383		$18,173		$1,210	7%
Total gross margin %	77%		77%		—%

Product.    The 2%, or $82,000, increase in cost of product revenue corresponds with the 5%, or $689,000, increase in product revenue as well as an approximate 2% increase in average cost per unit due to a change in our sales mix. The product gross margin percentage remained constant at 77% for the three months ended September 30, 2006 and 2005, respectively.

Service.    The 12%, or $138,000, increase in cost of service revenue was primarily due to a $68,000 increase in personnel costs and a $12,000 increase in share-based compensation expenses related to the adoption of SFAS 123R. The 8-point, or $603,000, increase in service gross profit corresponds with the 9%, or $741,000, increase in service revenue, offset by the 12%, or $138,000, increase in cost of services.

Gross profits.    Our gross profit in absolute dollars increased 7%, or $1.2 million. This increase was partially due to the $741,000 increase in service revenue and a $689,000 increase in product revenue, offset by the associated $82,000 increase in product costs and the $138,000 increase in service costs. The net effect of the combined increases in revenue and increases in cost of revenue was a flat gross margin percentage from September 30, 2005 to September 30, 2006.

Operating Expenses

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Research and development	$4,486	18%	$4,639	20%	$(153)	(3%)
Sales and marketing	10,028	40%	9,532	40%	496	5%
General and administrative	2,236	9%	2,211	9%	25	1%
Amortization of other intangible assets	39	—%	39	—%	—	—%

Total Operating Expenses	$16,789	67%	$16,421	69%	$368	2%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 3%, or $153,000, decrease in research and development expenses was primarily due to a $118,000 decrease in employee related expenses mainly due to decreased headcount and incentive compensation, and a decrease of consulting services of $33,000, offset by an increase of $64,000 in non-recurring engineering and a $16,000 increase in share-based compensation primarily due to the adoption of SFAS 123R. Average headcount in research and development was 107 and 110 for the three months ended September 30, 2006 and 2005, respectively.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 5%, or $496,000, increase in total sales and marketing expenses was primarily due to a $371,000 increase in employee related expenses primarily due to increased headcount and a $120,000 increase in sales travel and a $121,000 increase in share-based compensation primarily due to the adoption of SFAS 123R, offset by a decrease in sales office expenses mainly due to the streamlining of some of the previously existing sales offices. Average headcount in sales and marketing was 153 and 145 for the three months ended September 30, 2006 and 2005, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 1%, or $25,000, increase in general and administrative expense was primarily due to a $59,000 increase in share-based compensation expenses mainly due to the adoption of SFAS 123R. Average headcount in general and administrative was 54 and 55 for the three months ended September 30, 2006 and 2005, respectively.

Amortization of other intangible assets.    Amortization of other intangible assets was $39,000 for the three months ended September 30, 2006 and 2005, respectively due to the acquisition of substantially all of the assets of Quantiva in the first quarter of fiscal 2006.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment and various interest expense.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Interest income and other expenses, net	$1,072	4%	$569	2%	$503	88%

The 88%, or $503,000, increase in interest income and other expenses, net was primarily due to a $13.2 million , or 17%, increase in cash, cash equivalents and marketable securities from September 30, 2005 to September 30, 2006 combined with higher market interest rates being paid on these instruments over the past twelve months.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2006 is 37.2%, compared to an estimated annual effective tax rate of 37.4% as of September 30, 2005. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Income tax expenses	$1,364	5%	$867	4%	$497	57%

Net income.    Net income for the three months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Net income	$2,302	9%	$1,454	6%	$848	58%

The $848,000 increase in net income was mainly attributable to the increase in gross profit of $1.2 million, an increase of $503,000 in interest income and other expense, partially offset by increases in operating share-based compensation expense of $218,000 and income tax expense of $497,000.

Six Months Ended September 30, 2006 and 2005

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers that incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the six months ended September 30, 2006 and 2005.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$29,985	62%	$30,115	64%	$(130)	—%
Service	18,670	38	16,852	36	1,818	11%
License and royalty	—	—	184	—	(184)	(100%)

Total Revenue	$48,655	100%	$47,151	100%	$1,504	3%

Product.    The $130,000 decrease in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 19% in average selling price per unit due to product mix offset by a decrease of approximately 17% in unit sales during for the six month period. The decrease in unit sales was primarily due to decreased sales in the first quarter of fiscal year 2007 in our Europe-Middle East-Africa (“EMEA”) operations. The increase in average selling price was partially due to sales of our new AFPM product.

Service.    The 11%, or $1.8 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products were removed from service eligibility during fiscal year 2006 and others will be removed in fiscal year 2007.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Indirect	$29,856	61%	$29,705	63%	$151	1%
Direct	18,799	39	17,446	37	1,353	8%

Total Revenue	$48,655	100%	$47,151	100%	$1,504	3%

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

Total revenue was distributed geographically as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$39,111	80%	$37,824	80%	$1,287	3%
International:
Europe—Middle East—Africa	6,143	13	6,645	14	(502)	(8%)
Asia—Pacific	3,401	7	2,682	6	719	27%

Subtotal International:	9,544	20	9,327	20	217	2%

Total Revenue	$48,655	100%	$47,151	100%	$1,504	3%

Revenue from sales to customers outside North America increased 2% primarily as a result of increased sales from our Asia—Pacific region. We plan to continue to focus on sales and marketing in international regions. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future. Revenue decreased in EMEA primarily due to restructuring during fiscal 2006 that caused loss of sales momentum in early 2007. The impact of the restructuring will occur during the second half of fiscal 2007.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$8,238	17%	$8,926	19%	$(688)	(8%)
Service	2,582	5	2,434	5	148	6%

Total cost of revenue	$10,820	22%	$11,360	24%	$(540)	(5%)

Gross profit:
Product $	$21,747	45%	$21,189	45%	$558	3%
Product %	73%		70%
Service $	$16,088	33%	$14,418	31%	$1,670	12%
Service %	86%		86%
License and $	$—	—%	$184	—%	$(184)	(100%)
License and royalty %	—%		100%

Total gross profit $	$37,835		$35,791		$2,044	6%
Total gross margin %	78%		76%		2%

Product.    The 8%, or $688,000, decrease in cost of product revenue corresponds with a decrease of approximately 17% in unit sales during for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005. The product gross margin percentage increased by 3 points to 73% from 70% due to the mix of higher margin products in the six months ended September 30, 2006.

Service.    The 6%, or $148,000, increase in cost of service revenue was primarily due to a $115,000 increase in personnel costs and $23,000 increase in share-based compensation expenses related to the adoption of SFAS 123R. The 12-point, or $1.7 million, increase in service gross profit corresponds with the 11%, or $1.8 million, increase in service revenue, offset by the 6%, or $148,000, increase in cost of services.

Gross profits.    Our gross profit in absolute dollars increased 4%, or $2.0 million. This increase was partially due to the $1.8 million increase in service revenue, offset by the associated $148,000 increase in service costs and further offset by the $130,000 decrease in product revenue, offset by the associated $688,000 decrease in product costs and the $184,000 decrease in royalty revenue. The net effect of the combined increases in revenue and decreases in cost and in royalty revenue was a 2-point increase in gross margin percentage.

Operating Expenses

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Research and development	$8,908	18%	$9,253	20%	$(345)	(4%)
Sales and marketing	20,858	43%	19,554	41%	1,304	7%
General and administrative	4,342	9%	4,496	10%	(154)	(3%)
Amortization of other intangible assets	78	—%	71	—%	7	10%
In-process research and development	—	—%	143	—%	(143)	(100%)

Total Operating Expenses	$34,186	70%	$33,517	71%	$669	2%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 4%, or $345,000, decrease in research and development expenses was primarily due to a $321,000 decrease in personnel expenses due to decreased employee compensation, mainly due to incentive compensation, a $52,000 decrease in consulting costs, offset by a $90,000 increase in share-based compensation primarily due to the adoption of SFAS 123R. Average headcount in research and development was 108 and 109 for the six months ended September 2006 and 2005, respectively.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 7%, or $1.3 million, increase in total sales and marketing expenses was primarily due to a $657,000 increase in employee related expenses primarily due to increased headcount and a $380,000 increase in sales travel due to increased headcount and a $258,000 increase in share-based compensation primarily due to the adoption of SFAS 123R. Average headcount in sales and marketing was 153 and 144 for the six months ended September 30, 2006 and 2005, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 3%, or $154,000, decrease in general and administrative expense was primarily due to a $423,000 decrease in personnel expenses due to decreased employee compensation, mainly due to incentive compensation and decreased headcount, offset by a $134,000 increase in share-based compensation expenses mainly due to the adoption of SFAS 123R. Average headcount in general and administrative was 54 and 56 for the six months ended September 30, 2006 and 2005, respectively.

Amortization of other intangible assets.    Amortization of other intangible assets was $78,000 and $71,000 for the six months ended September 30, 2006 and 2005, respectively due to the acquisition of substantially all of the assets of Quantiva in the first quarter of fiscal 2006.

In-process research and development.    In-process research and development expense in the six months ended September 30, 2005, $143,000, represents the various projects and technologies acquired in the acquisition of substantially all of the assets of Quantiva for which technological feasibility had not been established as of the acquisition date and that had no alternative future use.

Interest income and other expenses, net.    Interest income includes interest earned on our cash, cash equivalents and marketable securities and restricted investments. Other expenses, net includes gain (loss) on disposal of equipment and various interest expense.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Interest income and other expenses, net	$2,087	4%	$1,083	2%	$1,004	93%

The 93%, or $1.0 million increase in interest income and other expenses, net was primarily due to a $13.2 million dollar, or 17%, increase in cash, cash equivalents and marketable securities from September 30, 2005 to September 30, 2006 combined with higher market interest rates being paid on these instruments over the past twelve months.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2006 is 37.2%, compared to an estimated annual effective tax rate of 37.4% as of September 30, 2005. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Income tax expenses	$2,130	4%	$1,251	3%	$879	70%

Net income.    Net income for the six months ended September 30, 2006 and 2005 is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Net income	$3,676	8%	$2,106	4%	$1,570	75%

The $1.6 million increase in net income was mainly attributable to the increase in gross profit of $2.0 million, an increase of $1.0 million in interest income and other expense, net and the cumulative effect of accounting change, net of taxes of $70,000, partially offset by increases in operating share-based compensation expense of $526,000 and income tax expense of $879,000.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	September 30, (In Thousands)
	2006	2005
Cash and cash equivalents	$56,108	$32,706
Short-term marketable securities	31,247	38,796
Long-term marketable securities	3,315	6,007

Cash, cash equivalents, and marketable securities	$90,670	$77,509

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of September 30, 2006, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. No other amounts were outstanding under the line of credit. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of September 30, 2006, we were in compliance with all such covenants with a tangible net worth of $95 million.

Cash, cash equivalents and marketable securities increased by $13.2 million from September 30, 2005 to September 30, 2006. While cash and cash equivalents increased by $23.4 million, short- and long-term marketable securities decreased in total by $10.2 million.

Cash and cash equivalents were impacted by the following:

	Six Months Ended September 30, (In Thousands)
	2006	2005
Net cash provided by operating activities	$4,019	$4,241

Net cash used in investing activities	$(10,819)	$(29,701)

Net cash provided by financing activities	$1,232	$1,096

Net cash provided by operating activities

Net cash provided by operating activities amounted to $4.0 million and $4.2 million during the six months ended September 30, 2006 and 2005, respectively. The primary sources of operating cash flow in the six months ended September 30, 2006 included net income of $3.7 million, the add back of non-cash charges of $2.7 million and the receipt of a one time refund on income taxes of $1.1 million offset by an increase in accounts receivable of $1.1 million due to the timing of sales within the six month period ending September 30, 2006, an increase in inventory of $1.5 million due to purchases to support anticipated order flow and a decrease in accrued compensation of $2.7 million due to the payment of incentive compensation. The primary sources of operating cash flow in the six months ended September 30, 2005 included net income of $2.1 million, adjusted to exclude the effects of non-cash charges of $3.2 million, an increase in accounts payable of $961,000 due to the timing of payments, and an increase in prepaids and other current assets of $921,00 also due to the timing of payments and an increase in accrued compensation and other expense of $332,000 mainly as a result of the timing of payroll cycles and commission and the timing of payment of incentive compensation, offset by an increase of $318,000 in accounts receivable as a result of the timing of sales within the six month period ending September 30, 2005, an increase in inventory of $1.4 million due to purchases to support anticipated order flow and a decrease in deferred revenue of $1.6 million mainly due to the timing of our maintenance contract renewals.

Net cash used in investing activities

Cash used in investing activities was $10.8 million and $29.7 million for the six months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, cash used in investing activities reflects the purchase of marketable securities of $32.4 million and $56.5 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $23.7 million and $38.5 million, respectively, the purchase of fixed assets to support our infrastructure of $1.1 million and $1.8 million, respectively, and the capitalized expenditure for internal use of software of $951,000 and $393,000, respectively. We anticipate that our investment in our infrastructure will continue in future quarters. For the six months ended September 30, 2005, net cash used in investing activities also reflects the acquisition of substantially all the assets of Quantiva for $9.5 million.

Net cash provided by financing activities

Cash provided by financing activities was $1.2 million and $1.1 million for the six months ended September 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options. For the six months ended September 30, 2006, cash provided by financing activities was also offset due to the purchase of treasury stock. For the six months ended September 30, 2006, cash provided by financing activities was also due to a tax benefit from stock options exercised of $327,000.

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

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recently Issued Accounting Pronouncements

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Taxes within the scope of this EITF consensus would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in NetScout’s consolidated financial statements as NetScout presents sales net of any and all taxes.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

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

As of September 30, 2006, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information in this report, the following discussion should be considered carefully in evaluating NetScout and our business. This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed below and in our other filings with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our success depends on our ability to expand and manage our international operations.    Sales to customers outside North America accounted for 23% and 18% of our total revenue for the three months ended September 30, 2006 and 2005, respectively, and 20% for each of the six months ended September 30, 2006 and 2005, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

Our success depends on our ability to manage indirect distribution channels.    Sales to our indirect distribution channels, which include original equipment manufacturers, distributors, resellers, systems integrators and service providers, accounted for 63% and 65% of our total revenue for the three months ended September 30, 2006 and 2005, respectively, and 61% and 63% for the six months ended September 30, 2006 and 2005. To increase our sales going forward we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing indirect distribution channels and to develop new indirect distribution channels. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

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

Our estimates and judgments related to critical accounting policies could be inaccurate.    We consider accounting policies related to revenue recognition, allowance for doubtful accounts receivable, valuation of inventories, valuation of goodwill and other intangible assets, capitalized software development costs, purchased software and internal use software, share-based compensation and income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business.    The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business operations and to continue to enhance our internal control over financial reporting in accordance with Sarbanes-Oxley. Our ERP selection process is complete and we began implementation efforts in the first quarter of our fiscal year ending March 31, 2006, with the new ERP system anticipated to be operational during the first half of our fiscal year 2008. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization and our retention of key personnel, our business, operating results and financial condition could be materially and adversely impacted.

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

In order to continue the enhancement of our internal control over financial reporting and to manage the growth and increasing complexity of our business, we are in the process of implementing a new ERP system that is expected to be operational in the first half of fiscal year 2008. If we are unable to implement this system successfully, improvements to our internal control over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

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

It em 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2007, the Company did repurchase shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 10 to the Condensed Consolidated Financial Statements attached hereto.

The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended September 30, 2006.

Issuer Purchases Of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shared Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	—	$—	—	3,842,000
August 1, 2006 through August 31, 2006	152,000	$6.46	152,000	3,690,000
September 1, 2006 through September 30, 2006	—	$—	—	3,690,000

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on September 13, 2006, NetScout’s stockholders took the following actions:

(1)	NetScout stockholders elected each of Vincent J. Mullarkey and Victor A. DeMarines, both Class I directors, to a three-year term expiring at NetScout’s annual meeting of stockholders in 2009 or until each director’s respective successor has been duly elected and qualified or until each director’s earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2006 annual meeting. With respect to the election of Mr. Mullarkey, the votes were cast as follows: [30,219,110] shares of common stock voted for the election of Mr. Mullarkey; [258,874] shares of common stock were withheld as to the election of Mr. Mullarkey; and 1,190,795 shares of common stock were not voted. With respect to the election of Mr. DeMarines, the votes were cast as follows: [30,219,110] shares of common stock voted for the election of Mr. DeMarines; [258,874] shares of common stock were withheld as to the election of Mr. DeMarines. No other persons were nominated, nor received votes, for election as a director of NetScout at the 2006 annual meeting. The other directors of NetScout whose terms continued after the 2006 annual meeting were Narendra V. Popat, Anil K. Singhal, John R. Egan, Joseph G. Hadzima, Jr. and Stuart M. McGuigan.

(2)	NetScout’s stockholders ratified the selection of the firm of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the fiscal year ending March 31, 2007. With respect to such matter, the votes were cast as follows: [26,039,687] shares of common stock voted for the proposal; [4,434,648] shares of common stock voted against the proposal; 3,649 shares of common stock abstained.

Item 6.	Exhibits

(a)	Exhibits

10.1	Summary of Non-Employee Director Compensation

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on September 19, 2006 and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 6, 2006	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: November 6, 2006	/S/ DAVID P. SOMMERS
David P. Sommers
Senior Vice President, General Operations and Chief Financial
Officer (Principal Financial Officer)

Date: November 6, 2006	/S/ JEFFREY R. WAKELY
Jeffrey R. Wakely
Vice President, Finance and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of Non-Employee Director Compensation.

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on September 19, 2006 and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002