Form 10-Q
period 2006-12-31
NETSCOUT SYSTEMS INC
filed 2007-02-05
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 2, 2007 was 32,029,006.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$70,151	$61,676
Marketable securities	14,130	19,810
Accounts receivable, net of allowance for doubtful accounts of $8 and $44 at December 31, 2006 and March 31, 2006, respectively	16,468	16,765
Inventories	4,426	2,816
Refundable income taxes	300	985
Deferred income taxes	2,909	2,896
Restricted cash	—	1,339
Prepaid expenses and other current assets	3,285	3,119

Total current assets	111,669	109,406
Fixed assets, net	8,069	7,577
Goodwill	36,561	36,561
Acquired intangible assets, net	586	1,015
Capitalized software development costs, net	211	312
Deferred income taxes	5,050	4,889
Long-term marketable securities	10,813	5,979
Other assets	71	16

Total assets	$173,030	$165,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,799	$2,727
Accrued compensation	7,211	8,635
Accrued other	2,365	2,325
Income taxes payable	936	—
Deferred acquisition payment	—	1,339
Deferred revenue	21,369	21,382

Total current liabilities	34,680	36,408
Other long-term liabilities	1,054	1,157
Deferred revenue	1,606	1,599

Total liabilities	37,340	39,164

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and March 31, 2006	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 36,244,531 and 35,488,019 shares issued and 31,836,627 and 31,284,796 shares outstanding at December 31, 2006 and March 31, 2006, respectively	36	35
Additional paid-in capital	120,394	120,057
Accumulated other comprehensive loss	(54)	(122)
Deferred compensation	—	(4,434)
Treasury stock at cost, 4,407,904 and 4,203,223 shares at December 31, 2006 and March 31,
2006, respectively	(27,890)	(26,490)
Retained earnings	43,204	37,545

Total stockholders’ equity	135,690	126,591

Total liabilities and stockholders’ equity	$173,030	$165,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenue:
Product	$16,366	$16,274	$46,351	$46,389
Service	10,133	8,637	28,803	25,489
License and royalty	—	—	—	184

Total revenue	26,499	24,911	75,154	72,062

Cost of revenue:
Product (1)	4,528	4,754	12,766	13,680
Service (1)	1,416	1,175	3,998	3,609

Total cost of revenue	5,944	5,929	16,764	17,289

Gross profit	20,555	18,982	58,390	54,773

Operating expenses:
Research and development (1)	4,782	4,380	13,690	13,633
Sales and marketing (1)	11,253	10,054	32,112	29,608
General and administrative (1)	2,571	2,266	6,913	6,762
Amortization of acquired intangible assets	39	39	116	110
In-process research and development	—	—	—	143

Total operating expenses	18,645	16,739	52,831	50,256

Income from operations	1,910	2,243	5,559	4,517
Interest and other income, net	917	687	3,004	1,770

Income before income tax expense and cumulative effect of accounting change	2,827	2,930	8,563	6,287
Income tax expense	844	1,043	2,973	2,294

Income before cumulative effect of accounting change	1,983	1,887	5,590	3,993
Cumulative effect of accounting change, net of taxes of $42	—	—	69	—

Net income	$1,983	$1,887	$5,659	$3,993

Basic net income per share	$0.06	$0.06	$0.18	$0.13
Diluted net income per share	$0.06	$0.06	$0.17	$0.13
Shares used in computing:
Basic net income per share	31,735	31,106	31,626	30,972
Diluted net income per share	33,026	31,736	32,925	31,600
__________ (1) Share-based compensation expenses included in these amounts are as follows:

Cost of product revenue	$10	$—	$30	$—
Cost of service revenue	12	—	37	—
Research and development	135	73	366	215
Sales and marketing	140	24	442	68
General and administrative	60	49	202	57

Total share-based compensation expense, before income tax effect	$357	$146	$1,077	$340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,659	$3,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,735	2,751
In-process research and development	—	143
Loss on disposal of fixed assets	31	139
Inventory write-down	—	124
Share-based compensation expense associated with equity awards	1,077	340
Cumulative effect of accounting change	(111)	—
Deferred income taxes	(174)	1,909
Changes in assets and liabilities net of the effects of the acquisition of Quantiva’s business:
Accounts receivable, net	297	(7,112)
Inventories	(1,610)	(1,131)
Refundable income taxes	685	80
Prepaid expenses and other current assets	(155)	784
Other assets	(55)	(10)
Accounts payable	72	298
Accrued compensation and other expenses	(1,487)	1,506
Income taxes payable	936	—
Deferred revenue	(6)	773

Net cash provided by operating activities	7,894	4,587

Cash flows from investing activities:
Purchase of marketable securities	(43,569)	(56,519)
Proceeds from maturity of marketable securities	44,472	62,274
Purchase of fixed assets	(1,486)	(2,826)
Capitalized expenditures for internal use software	(1,227)	(815)
Acquisition of Quantiva’s business	—	(9,463)
Capitalized software development costs	(15)	(84)

Net cash used in investing activities	(1,825)	(7,433)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,917	2,054
Purchase of treasury shares	(1,400)	—
Tax benefit from stock options exercised	889	—

Net cash provided by financing activities	2,406	2,054

Net increase (decrease) in cash and cash equivalents	8,475	(792)
Cash and cash equivalents, beginning of period	61,676	57,070

Cash and cash equivalents, end of period	$70,151	$56,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of December 31, 2006 and for the three and nine months ended December 31, 2006 and 2005, respectively, have been prepared by NetScout Systems, Inc. (“NetScout” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results of operations for the year ending March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company’s unearned share-based compensation balance of $4.4 million as of April 1, 2006, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The unearned share-based compensation balance was from the issuance of restricted stock units accounted for based on the intrinsic value on the date of grant. Under SFAS 123R the unrecognized expense of restricted stock units and employee stock option awards not yet vested at March 31, 2006 will be recognized as expense in operations in the periods after that date, based on their fair value, which was determined under the original provisions of SFAS 123, as disclosed in the Company’s previous filings. The impact of adopting SFAS 123R on the post-adoption results of operations was decreased as a result of the Company’s action in fiscal 2006 to accelerate the vesting of a significant portion of its outstanding stock options (see Note 9).

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated. The pro forma information for the three and nine months ended December 31, 2005 was as follows:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income as reported	$1,887	$3,993
Add: share-based compensation under APB No. 25, net of tax	92	215
Deduct: share-based employee compensation expense determined under fair value-based methods for all awards, net of tax	(576)	(2,048)

Pro forma net income	$1,403	$2,160

Basic net income per share:
As reported	$0.06	$0.13
Pro forma	$0.05	$0.07
Diluted net income per share:
As reported	$0.06	$0.13
Pro forma	$0.04	$0.07

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R using the modified prospective transition method beginning April 1, 2006. Accordingly, during the three and nine months ended December 31, 2006, the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of April 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, but adjusted for estimated forfeitures. The Company recorded a pre-tax cumulative benefit of accounting change of $111 related to estimating forfeitures for restricted stock units that were unvested as of April 1, 2006. For share-based awards granted after April 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under SFAS 123R. For all awards, the Company has recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and nine months ended December 31, 2006 has been reduced for estimated forfeitures.

Under the provisions of SFAS 123R, the Company recorded $357 and $1.1 million of share-based compensation, net of taxes, in operations in the accompanying Consolidated Condensed Statements of Operations for the three and nine months ended December 31, 2006, respectively. Share-based compensation capitalized in conjunction with our costs related to internally developed software and software for internal use was immaterial.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

The impact on the Company’s results of operating income, net income and earnings per share from the adoption of SFAS 123R for the three and nine months ended December 31, 2006 was as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Stock options	$(41)	$(118)

Impact on operating income	(41)	(118)
Cumulative effect of accounting change	—	111

Impact after cumulative effect of accounting change	$(41)	$(7)

Impact on net income	$(26)	$(4)

Impact on earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Total share-based compensation recorded in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2006 and 2005 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Cost of revenue—Product	$10	$—	$30	$—
Cost of revenue—Service	12	—	37	—
Research and development	135	73	366	215
Sales and marketing	140	24	442	68
General and administrative	60	49	202	57
Less non-employee compensation	(30)	(23)	(44)	(71)

Total employee share based compensation expense	$327	$123	$1,033	$269

Valuation Assumptions

For the three and nine months ended December 31, 2006 and 2005, respectively, the fair value of share-based awards for employee stock option awards and employee stock purchases made under our ESPP were estimated on the date of grant using the Black-Scholes option pricing model with the assumptions below. No option grants were given during the nine months ended December 31, 2006. There was no activity for the ESPP in the nine months ended December 31, 2006 due to the suspension of the ESPP (see Note 9).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Option Plans
Expected option term	—	—	—	5 years
Weighted average risk-free interest rate	—	—	—	4.0%
Expected volatility	—	—	—	95%
Dividend yield	—	—	—	—
Weighted average fair value	$—	$—	$—	$3.32

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

On September 14, 2005, the Company granted share-based awards to non-employee members of the Company’s Board of Directors. These awards consisted of 33,210 restricted stock units, which vested on the date of the 2006 annual meeting of the stockholders. The restricted stock units do not have an exercise price. The gross value of these awards at December 31, 2006 was approximately $180. In addition, the Company paid each member of the Board of Directors $20 upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company recognized the expense related to these payments over a period equal to the vesting period of the restricted stock units, which was one year. Operating expenses related to these tax defrayment payments for the three and nine months ended December 31, 2006, was $0 and $55, respectively.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

On September 13, 2006, the Company granted share-based awards to non-employee members of the Company’s Board of Directors. These awards consisted of 20,685 restricted stock units, which vest on the date of the next annual meeting of the stockholders, provided that during such time, such directors attend at least 75% of the meetings of the Board and any committee of the Board, collectively, of which such directors are members. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. The gross value of these awards at December 31, 2006 was approximately $150. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company is recognizing the expense related to these payments over a period equal to the vesting period of the restricted stock units, which is one year. Operating expenses related to these tax defrayment payments for the three and nine months ended December 31, 2006, were $25 and $29, respectively.

Periodically, the Company grants share-based awards to employees and officers of the Company. These awards represent restricted stock units, which vest over four years and do not have an exercise price.

Share-Based Payment Award Activity

The following table summarizes share-based payment award activity for the three and nine months ended December 31, 2006:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding-September 30, 2006	3,724,601	$6.25	796,776	$5.97
Granted	—	$—	20,128	$7.37
Exercised (Options)/Issued (RSU’s)	(204,135)	$5.05	(42,428)	$7.87
Canceled	(39,628)	$18.08	(31,572)	$6.53

Outstanding-December 31, 2006	3,480,838	$6.19	742,904	$5.87

Outstanding-March 31, 2006	4,189,844	$6.08	842,528	$6.14
Granted	—	$—	85,894	$7.62
Exercised (Options)/Issued (RSU’s)	(629,376)	$4.64	(127,136)	$8.51
Canceled	(79,630)	$12.82	(58,382)	$6.61

Outstanding-December 31, 2006	3,480,838	$6.19	742,904	$5.87

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

The following table summarizes share-based payment award activity for the three and nine months ended December 31, 2005:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding-September 30, 2005	4,519,939	$6.02	187,555	$4.37
Granted	—	$—	8,865	$5.64
Exercised (Options)/Issued (RSU’s)	(150,985)	$4.17	—	$—
Canceled	(80,878)	$6.91	—	$—

Outstanding-December 31, 2005	4,288,076	$6.07	196,420	$4.42

Outstanding-March 31, 2005	4,700,743	$6.01	—	$—
Granted	168,950	$4.49	196,420	$4.42
Exercised (Options)/Issued (RSU’s)	(337,551)	$4.23	—	$—
Canceled	(244,066)	$6.40	—	$—

Outstanding-December 31, 2005	4,288,076	$6.07	196,420	$4.42

The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27 to 2.50	71,691	1.1	$2.39	71,691	$2.39
$3.01 to 5.00	1,686,370	3.9	$4.19	1,599,483	$4.20
$5.04 to 7.40	788,684	5.5	$5.75	749,159	$5.72
$7.60 to 11.25	710,874	6.3	$8.23	710,874	$8.23
$13.44 to 14.94	93,031	3.3	$13.72	93,031	$13.72
$15.13 to 18.50	66,000	4.0	$15.32	66,000	$15.32
$21.25 to 28.94	64,188	3.4	$25.34	64,188	$25.34

	3,480,838	4.7	$6.19	3,354,426	$6.24

The aggregate intrinsic values of stock options and restricted stock units as of December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Options:
Outstanding (1)	$9,355	$3,163
Exercisable (1)	$8,912	$2,703
Restricted Stock Units (2)	$6,166	$1,070

(1)	The aggregate intrinsic values in this table were calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2006 ($8.30) and 2005 ($5.45) and the exercise price of the underlying options.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

(2)	The aggregate intrinsic values in this table were calculated based on the closing market value of the Company’s common stock on December 31, 2006 ($8.30) and 2005 ($5.45) for the underlying restricted stock units.

Information regarding cash proceeds received, intrinsic value realized and income tax benefit realized resulting from share-based awards and stock option exercises was as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Cash proceeds received	$1,031	$2,918
Intrinsic value realized	$873	$3,139
Income tax benefit realized	$562	$889

As of December 31, 2006, the total unrecognized compensation cost related to stock options was $310, which is expected to be recognized over a weighted-average period of 2.2 years.

The total fair value of restricted stock units vested during the three and nine months ended December 31, 2006 was $98 and $1,086, respectively. As of December 31, 2006, the total unrecognized compensation cost related to restricted stock unit awards was $2,670, which is expected to be amortized over a weighted-average period of 3.0 years.

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

Marketable Securities

The following is a summary of marketable securities held by NetScout at December 31, 2006, with maturity dates of January 2007 through December 2008:

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$26,102	$(54)	$26,048
Less restricted investment	1,118	(13)	1,105

Marketable securities	$24,984	$(41)	$24,943

The following is a summary of marketable securities as classified between short and long-term for December 31, 2006:

Short-term marketable securities	$14,130
Long-term marketable securities	10,813

Total marketable securities	$24,943

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

Restricted Investment

The Company has a restricted investment account related to a deferred compensation plan of $1.1 million, which is currently included in prepaid expenses and other current assets. As of December 31, 2006 and March 31, 2006, there were unrealized losses of $13 and $24, respectively, recorded as other comprehensive income (loss), net of $0 tax.

4.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	December 31, 2006	March 31, 2006
Raw materials	$2,993	$2,213
Work in process	47	102
Finished goods	1,386	501

	$4,426	$2,816

5.	Acquisition

On April 14, 2005, the Company completed the acquisition of substantially all of the assets of Quantiva, a provider of automated analytics solutions for application performance management. The acquisition of Quantiva’s business extends the Company’s product offering with unique technology that automates detection and diagnosis of application performance problems before they impact business critical services. Quantiva’s patented technology analyzes real-time performance metrics using advanced statistical modeling and analytic techniques to establish dynamic thresholds and quickly detect behavioral anomalies. The Company’s financial statements include the results of operations of Quantiva subsequent to the acquisition date.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

The total purchase price was approximately $9.5 million and was paid in cash. Cash paid included $1.3 million to be held in escrow for sixteen months from the date of the acquisition. Cash held in escrow was recorded as Restricted cash on the balance sheet, with a corresponding liability reported as Deferred acquisition payment. In August 2006, upon the sixteenth month anniversary of the acquisition, the $1.3 million of cash held in escrow and all interest earned on the balance was paid to Quantiva’s successor, which reduced the restricted cash and corresponding liability balances to $0. The escrow account was established to satisfy potential claims and obligations that could arise subsequent to the acquisition. No claims have arisen as of December 31, 2006. The purchase price includes capitalized acquisition costs of approximately $166 consisting of legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The total purchase price of $9.5 million was allocated to the tangible and intangible assets acquired based on the Company’s estimates of fair values at the time of acquisition as follows:

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

6.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $36.6 million as of December 31, 2006 and 2005, respectively. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000 and substantially all of the assets of Quantiva on April 14, 2005 (see Note 5). The Company recorded $7.7 million of goodwill at the acquisition date related to Quantiva. In accordance with SFAS No. 142, goodwill is not amortized, but instead is

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

Acquired Intangible Assets

The carrying amount of acquired intangible assets was $586 and $1.0 million as of December 31, 2006 and March 31, 2006, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis. Acquired intangible assets consist of the following as of December 31, 2006 and March 31, 2006, respectively:

	December 31, 2006			March 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Software	$1,255	$714	$541	$1,255	$401	$854
Non-Compete Agreements	310	265	45	310	149	161

	$1,565	$979	$586	$1,565	$550	$1,015

Amortization of acquired software, that is included as cost of product revenue, was $104 and $104, $312 and $296 for the three and nine months ended December 31, 2006 and 2005, respectively. Amortization of non-compete agreements, that is included as operating expense, was $39 and $39, $116 and $110 for the three and nine months ended December 31, 2006 and 2005, respectively.

The following is the expected future amortization expense as of December 31, 2006 for the years ended March 31:

2007 (remaining three months)	$144
2008	425
2009	17

Total	$586

The weighted average useful life of acquired intangible assets is 2.8 years.

7.	Capitalized Software Development Costs and Purchased Software

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of software products are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2004, the Company capitalized $1.3 million of software development costs. These capitalized software development costs were fully amortized as of December 31, 2005. Amortization of these capitalized software development costs

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

was $221 for the nine months ending December 31, 2005. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Performance Analytics product. As of December 31, 2006, capitalized software development costs for the Analytics product totaled $327. Beginning in April 2006, the Company commenced amortization of capitalized software development costs for the Analytics product over its estimated economic life that approximates two years. Amortization of capitalized software development costs for the Analytics product was $41 and $116 for the three months and nine months ending December 31, 2006, respectively.

The Company also capitalizes purchased software in accordance with SFAS No. 86. During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of substantially all of the assets of Quantiva. Purchased software is recorded under acquired intangible assets (see Notes 5 and 6).

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

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation (“DSC”) filed a lawsuit against the Company and five other co-defendants in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that the Company is infringing United States Patent No. 5,701,400, and No. 5,537,590. The Company believes these claims have no merit and it will defend the lawsuit vigorously. No amounts have been accrued related to these claims. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on the Company’s financial position or results of operations.

Guarantor’s Agreements

The Company warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in probes sold to customers, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions which include but are not limited to non-conformance resulting from modifications made to the software or hardware by a party other than the Company or damage to hardware caused by a power surge or a force majeure event. The Company also warrants that all support services shall be performed in a good and workmanlike manner. The Company believes that its product and support service warranties are consistent with commonly accepted industry standards. No warranty cost information is presented since service revenue associated with warranty is deferred at the time of sale and recognized over the warranty period. Therefore, no warranty costs are accrued.

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

9.	Material Transactions Affecting Stockholders’ Equity

Restricted Stock

On April 14, 2005, the Company granted share-based awards to employees who were former employees of Quantiva and to a consultant who was a former consultant of Quantiva, a company that sold substantially all of its assets to the Company (see Note 5). These awards consisted of grants of 154,345 restricted stock units, which vest over two years. The Company recorded the intrinsic value and the fair value of the restricted stock units granted to former employees as deferred compensation and recognized the current period expense in accordance with EITF 96-18. The Company recorded the current period expense for the restricted stock units granted to the consultant to stockholders’ equity in accordance with EITF 96-18. The Company estimated the fair value of these restricted stock units using a per share value of $4.14, which represented the closing price of the Company’s common stock on the date of grant. Upon the grant of the restricted stock units to employees, deferred compensation for the fair market value of the restricted stock units was recorded within stockholders’ equity and will be subsequently amortized as compensation expense over the vesting period. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until vested with changes being charged to compensation expense on a pro-rata basis over the vesting period. The aggregate intrinsic value of these awards at December 31, 2006 was approximately $703. Amortization expense related to these grants for the three and nine months ended December 31, 2006 and 2005 was $79 and $87 and $234 and $249, respectively.

On September 14, 2005, the Company granted share-based awards to non-employee members of the Company’s Board of Directors. These awards consisted of 33,210 restricted stock units, which vested on the date of the 2006 annual meeting of the stockholders. The restricted stock units do not have an exercise price. The gross value of these awards at December 31, 2006 was approximately $180. In addition, the Company paid each member of the Board of Directors $20 upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company recognized the expense related to these payments over a period equal to the vesting period of the restricted stock units, which was one year. Operating expenses related to these tax defrayment payments for the three and nine months ended December 31, 2006, was $0 and $55, respectively.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

On September 13, 2006, the Company granted share-based awards to non-employee members of the Company’s Board of Directors. These awards consisted of 20,685 restricted stock units, which vest on the date of the next annual meeting of the stockholders, provided that during such time, such directors attend at least 75% of the meetings of the Board and any committee of the Board, collectively, of which such directors are members. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. The gross value of these awards at December 31, 2006 was approximately $150. In addition, the Company will pay each member of the Board of Directors $20 upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company is recognizing the expense related to these payments over a period equal to the vesting period of the restricted stock units, which is one year. Operating expenses related to these tax defrayment payments for the three and nine months ended December 31, 2006, was $25 and $29.

Periodically, the Company grants share-based awards to employees and officers of the Company. These awards represent restricted stock units, which vest over four years and do not have an exercise price.

Stock Options

On April 14, 2005, the Company granted share-based awards to certain former consultants of Quantiva, a company that sold substantially all of its assets to the Company (see Note 5). These awards consisted of options to purchase 20,000 shares of the Company’s common stock, which vest over a four-year period, and have an exercise price of $4.14 per share. The Company recorded the current period expense for the stock options granted to the consultants to stockholders’ equity. Compensation expense (benefit) related to these options for the three and nine months ended December 31, 2006 and 2005 was $16 and $8 and $23 and $29 respectively. The Company calculated the fair value and related compensation expense in accordance with EITF 96-18. These options will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the expected vesting period with any unexpensed amounts included in deferred compensation.

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

Employee Stock Purchase Plan

In April 1999, NetScout adopted the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The Compensation Committee administers the 1999 Purchase Plan. All employees of NetScout whose customary employment is for more than 20 hours per week and for more than three months in any calendar year were eligible to participate in the 1999 Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of NetScout’s stock immediately after the grant of an option may not participate in the 1999 Purchase Plan. The Board of Directors suspended the 1999 Purchase Plan as of October 31, 2005.

10.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. Through June 30, 2006, the Company had repurchased 158,000 shares of common stock under this original program. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 3,842,000 shares. During the three and nine months ended December 31, 2006, the Company repurchased 53,000 and 205,000 additional shares of common stock, respectively.

11.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Basic:
Net income	$1,983	$1,887	$5,659	$3,993

Weighted average common shares outstanding	31,734,903	31,106,425	31,625,872	30,972,386

Basic net income per share	$0.06	$0.06	$0.18	$0.13

Diluted:
Net income	$1,983	$1,887	$5,659	$3,993

Weighted average common shares outstanding	31,734,903	31,106,425	31,625,872	30,972,386
Weighted average stock options	1,073,081	508,212	1,094,725	526,684
Weighted average restricted stock units	217,931	121,055	204,675	100,811

Diluted weighted average shares	33,025,915	31,735,692	32,925,272	31,599,881

Diluted net income per share	$0.06	$0.06	$0.17	$0.13

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Stock options	556,419	1,555,518	1,044,702	1,610,514
Restricted stock units	—	—	11,132	—

Total	556,419	1,555,518	1,055,834	1,610,514

12.	Other Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on marketable securities and restricted investments. Other comprehensive income for the three and nine months ended December 31, 2006 and 2005 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$1,983	$1,887	$5,659	$3,993
Unrealized gains on cash equivalent, marketable securities and restricted investments, net of $0 tax	6	10	68	26

Other comprehensive income	$1,989	$1,897	$5,727	$4,019

13.	Geographic Information

Total revenue was distributed geographically as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
North America	$22,391	$19,392	$61,502	$57,216
Europe—Middle East—Africa	2,707	4,197	8,850	10,842
Asia-Pacific	1,401	1,322	4,802	4,004

	$26,499	$24,911	$75,154	$72,062

The North America revenue includes sales to North American resellers. These North American resellers fulfill customer orders based upon joint selling efforts in conjunction with the Company’s direct sales force and may subsequently ship the Company’s products to international locations. The Company reports these shipments as North America revenue since the Company ships the products to a North American location. Revenue attributable to locations outside of North America is a result of direct export sales. Substantially all of the Company’s identifiable assets are located in the United States.

14.	Recently Issued Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

Income Statement (that is, Gross versus Net Presentation)” that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Taxes within the scope of this EITF consensus would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company presents sales net of any and all taxes and will continue to do so.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. In the third quarter of fiscal 2007, the Company completed its assessment of the impact of adopting SAB 108, and has determined that this adoption will not have a material effect on its consolidated financial position or results of operations.

15.	Subsequent Events

On January 3, 2007 the Company announced that Narendra V. Popat, the Chairman of the Board of Directors and Secretary of the Company, would be retiring effective January 19, 2007. The Company and Mr. Popat entered into a separation agreement effective January 19, 2007, whereupon Mr. Popat became an advisor, through January 2010, to the Company’s Chief Executive Officer. The separation agreement provides for the payment of severance of $16 per month, along with continued health and dental benefits, until Mr. Popat, now age 57, reaches the age of 65. Should Mr. Popat die before the age of 65, the balance of any such severance payments due Mr. Popat would be paid to his estate in one lump sum payment equal to the net present value of such remaining monthly payments. During the fourth quarter of fiscal year 2007, the Company will record a pre-tax charge of $1.3 million, representing the net present value of expected future severance and benefit payments.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(Unaudited)

On January 3, 2007, the Company announced that Anil K. Singhal, the President and Chief Executive Office of the Company, would also assume the role of Chairman of the Board, effective as of January 19, 2007. In conjunction with his additional responsibilities the Company entered into a new employment agreement with Mr. Singhal, which provides that he will receive a base salary of at least $300. The employment agreement provides for a three-year term commencing January 19, 2007 with automatic one-year renewals. During the term of this agreement, Mr. Singhal will also be eligible to receive an annual bonus based on company performance and individual objectives. The employment agreement is terminable at will by either party, and provides that if the Company elects not to renew the agreement for any reason, or if Mr. Singhal’s employment is terminated by NetScout without cause, by Mr. Singhal at any time following the consummation of a sale of the Company, or upon the death or disability of Mr. Singhal, Mr. Singhal, or his estate, is entitled to receive in a lump sum, a payment equal to the net present value of $16 per month for a period of 7 years. If Mr. Singhal terminates his employment with the Company for any reason prior to the consummation of a sale of the Company, he is entitled to such lump sum payment for the period for which his severance benefits have vested (not to exceed 7 years). Mr. Singhal shall also receive continued health and dental benefits during such period. Mr. Singhal’s severance benefits will vest at a rate of 1.5 years for every year of future service, prorated for any partial year. The Company has projected its future payments under this agreement at approximately $1.4 million, with benefit payments estimated to commence in fiscal year 2012. The Company’s accrued cost for this unfunded retirement obligation was $0 as of December 31, 2006. Estimated pre-tax expense of approximately $1.3 million, representing the present value of this future obligation, will be recognized ratably over the vesting period of approximately 4 years and 8 months beginning in the fourth quarter of fiscal year 2007.

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

Our operating results are influenced by a number of factors, including the mix of products and services sold, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include: our ability to introduce new and to enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets and current economic conditions.

For the nine months ended December 31, 2006, our total revenue increased $3.1 million to $75.2 million compared to $72.1 million of total revenue for the nine months ended December 31, 2005. In addition, our cost of revenue decreased by $500,000 to $16.8 million for the nine months ended December 31, 2006 compared to $17.3 million for the nine months ended December 31, 2005. Gross profit at $58.4 million, or 77.7% of revenue, for the nine months ended December 31, 2006 increased from $54.8 million, or 76.0% of revenue, for the nine months ended December 31, 2005. Our gross margin is primarily impacted by the mix and volume of product and service revenue. We realize significantly higher gross margins on service revenue relative to product revenue. Service revenue for the nine months ended December 31, 2006 increased $3.3 million, or 13.0%, to $28.8 million from $25.5 million for the nine months ended December 31, 2005.

For the nine months ended December 31, 2006, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses, amortization of intangibles and in-process research and development expenses, were $52.8 million, increasing by $2.5 million compared to the $50.3 million of total operating expenses in the nine months ended December 31, 2005. The primary contributors to this increase in operating expenses were $1.0 million in share-based compensation expenses as well as additional investment in sales and marketing through increased headcount and incentive compensation. Net income for the nine months ended December 31, 2006 increased by $1.7 million to $5.7 million compared to net income of $4.0 million for the nine months ended December 31, 2005. This increase is primarily due to an increase in gross profit of $3.6 million, resulting from the $3.1 million increase in revenue and a favorable change in revenue mix, combined with an increase of $1.2 million in interest income and other expense, net due to higher interest rates and increased cash, partially offset by the increase in operating expenses of $2.5 million and an increase of $680,000 in income tax expense due to higher income before tax.

We are focused on expanding our operating margins through revenue growth coupled with appropriate expense control. During the nine months ended December 31, 2006, we began shipping two new products, our nGenius Analytics and our new nGenius Application Fabric Monitor based upon our next generation Application Fabric Performance Management architecture. These products are market-leading solutions that proactively identify and resolve performance problems faster and assure business service reliability in increasingly complex, high-speed networks. The nGenius Analytics product adds intelligent early warning capabilities to our solution set, and is based on a sophisticated behavior modeling technology for which we have recently been granted a U.S. patent. In addition, we have achieved certified integrations between our nGenius Performance Management System and HP OpenView Network Node Manager, HP OpenView Operations, and IBM Tivoli NetView. These integrations enable nGenius Performance Manager and nGenius Analytics to provide highly qualified, proactive alarms of network and application performance anomalies to the leading enterprise management consoles, helping customers prevent, recognize and resolve operational problems faster, improving IT efficiency and business service reliability. The nGenius Application Fabric Monitor represents a new class of instrumentation, combining the capabilities of our nGenius Probe and nGenius Flow Recorder products in a single high capacity, high performance platform that puts us in a superior cost-to-capability position versus our key competitors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	revenue recognition;

•	allowance for doubtful accounts receivable;

•	valuation of inventories;

•	valuation of goodwill and acquired intangible assets;

•	capitalization of software development costs, purchased software and internal use software;

•	share-based compensation; and

•	income taxes.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 5, 2006, for a description of all critical accounting policies except for a description of our stock-based compensation critical accounting policy, set forth below, which was implemented upon our adoption of SFAS No. 123(R) on April 1, 2006, the beginning of our 2007 fiscal year.

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

Based on historical experience the Company has assumed an annualized forfeiture rate of 0% for awards granted to its two most senior executives and directors, and a 12% forfeiture rate for its remaining employees. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The cumulative effect of the accounting change resulted in pre-tax income of $111,000 and was recognized in the statement of operations for the nine-month period ended December 31, 2006.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenue:
Product	61.8%	65.3%	61.7%	64.4%
Service	38.2	34.7	38.3	35.3
License and royalty	—	—	—	0.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	17.1	19.1	17.0	19.0
Service	5.3	4.7	5.3	5.0

Total cost of revenue	22.4	23.8	22.3	24.0

Gross margin	77.6	76.2	77.7	76.0

Operating expenses:
Research and development	18.1	17.6	18.2	18.9
Sales and marketing	42.5	40.3	42.7	41.1
General and administrative	9.7	9.1	9.2	9.4
Amortization of acquired intangible assets	0.1	0.2	0.2	0.2
In-process research and development	—	—	—	0.2

Total operating expenses	70.4	67.2	70.3	69.8

Income from operations	7.2	9.0	7.4	6.2
Interest income and other expenses, net	3.5	2.8	4.0	2.5

Income before income tax expense and cumulative effect of accounting change	10.7	11.8	11.4	8.7
Income tax expense	3.2	4.2	4.0	3.2
Cumulative effect of accounting change, net of taxes	—	—	.1	—

Net income	7.5%	7.6%	7.5%	5.5%

Three Months Ended December 31, 2006 and 2005

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers that incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$16,366	62%	$16,274	65%	$92	1%
Service	10,133	38	8,637	35	1,496	17%

Total Revenue	$26,499	100%	$24,911	100%	$1,588	6%

Product.    The 1%, or $92,000, increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 18% in average selling price per unit due to product mix offset by a decrease of approximately 16% in unit sales during the three month period ended December 31, 2006. The decrease in unit sales and the increase in average selling price were due to sales of higher capacity products, including some of our new product introductions. These higher capacity products are often deployed in smaller numbers by our customers in place of a larger deployment of smaller, lower priced products, resulting in higher average selling prices, lower unit volumes and higher transaction sizes.

Service.    The 17%, or $1.5 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products were removed from service eligibility during fiscal years 2007 and 2006.

Total product and service revenue from direct channels and product and service revenue from indirect channels are as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Indirect	$16,222	61%	$14,454	58%	$1,768	12%
Direct	10,277	39	10,457	42	(180)	(2%)

Total Revenue	$26,499	100%	$24,911	100%	$1,588	6%

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

Total revenue was distributed geographically as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$22,391	84%	$19,392	78%	$2,999	15
International:
Europe—Middle East—Africa	2,707	10	4,197	17	(1,490)	(36%)
Asia—Pacific	1,401	6	1,322	5	79	6%

Subtotal International:	4,108	16	5,519	22	(1,411)	(26%)

Total Revenue	$26,499	100%	$24,911	100%	$1,588	6%

Revenue from sales to customers outside North America decreased 26% primarily as a result of a 36% decline in EMEA revenue. EMEA went through a sales force restructuring in fiscal 2006 that has not yet yielded sustained results, particularly in the mainland Europe region. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$4,528	17%	$4,754	19%	$(226)	(5%)
Service	1,416	5	1,175	5	241	21%

Total cost of revenue	$5,944	22%	$5,929	24%	$15	—%

Gross profit:
Product $	$11,838	45%	$11,520	46%	$318	3%
Product %	72%		71%

Service $	$8,717	33%	$7,462	30%	$1,255	17%
Service %	86%		86%

Total gross profit $	$20,555		$18,982		$1,573	8%
Total gross margin %	78%		76%		2%

Product.    The 5%, or $226,000, decrease in cost of product revenue was primarily due to a decrease of approximately 16% in unit sales during the three month period ended December 31, 2006 offset by an increase of approximately 7% in average cost per unit due to product mix. The product gross margin percentage increased by 1-point from 71% to 72% for the three months ended December 31, 2006 and 2005, respectively, due to the mix of higher margin products.

Service.    The 21%, or $241,000, increase in cost of service revenue was primarily due to a $158,000 increase in personnel costs associated with our customer support group. The 17%, or $1.3 million, increase in service gross profit corresponds with the 17%, or $1.5 million, increase in service revenue, offset by the 21%, or $241,000, increase in cost of services.

Gross profits.    Our gross profit in absolute dollars increased 8%, or $1.6 million. This increase was due to higher revenue and improved revenue mix, combined with the $226,000, or 5%, decrease in product costs offset by the $241,000, or 21%, increase in service costs. The net effect of the combined increases in revenue and increases in cost of revenue was a 2-point improvement in gross margin percentage from December 31, 2005 to December 31, 2006.

Operating Expenses

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Research and development	$4,782	18%	$4,380	18%	$402	9%
Sales and marketing	11,253	42%	10,054	40%	1,199	12%
General and administrative	2,571	10%	2,266	9%	305	13%
Amortization of acquired intangible assets	39	—%	39	—%	—	—%

Total Operating Expenses	$18,645	70%	$16,739	67%	$1,906	11%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 9%, or $402,000, increase in research and development expenses was primarily due to a $307,000 increase in incentive compensation, an increase of $74,000 in non-recurring engineering and a $49,000 increase in share-based compensation due to the adoption of SFAS 123R offset by a $59,000 decrease in employee related expenses due to decreased headcount. Average headcount in research and development was 105 and 110 for the three months ended December 31, 2006 and 2005, respectively.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 12%, or $1.2 million, increase in total sales and marketing expenses was primarily due to a $735,000 increase in employee related expenses primarily due to increased sales compensation, a $286,000 increase in sales travel, a $63,000 increase in trade show expenses primarily due to the participation in two additional trade shows in the third quarter of fiscal year 2007, and a $116,000 increase in share-based compensation due to the adoption of SFAS 123R, offset by a $53,000 decrease in sales recruitment expenses mainly due to higher turnover during the three months ended December 31, 2005. Average headcount in sales and marketing was 149 and 147 for the three months ended December 31, 2006 and 2005, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 13%, or $305,000, increase in general and administrative expenses was primarily due to a $107,000 increase in employee related expenses mainly due to incentive compensation, a $29,000 increase in travel, a $39,000 increase in legal fees, a $69,000 increase in work performed by consultants related to internal control reviews and investor relations and an $11,000 increase in share-based compensation expenses due to the adoption of SFAS 123R. Average headcount in general and administrative was 53 and 55 for the three months ended December 31, 2006 and 2005, respectively.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets was $39,000 for the three months ended December 31, 2006 and 2005, respectively due to non-compete agreements related to the acquisition of substantially all of the assets of Quantiva in the first quarter of fiscal 2006.

Interest and other income, net.    Interest and other income, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, gain (loss) on disposal of equipment and interest expense.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Interest and other income, net	$917	4%	$687	3%	$230	33%

The 33%, or $230,000, increase in interest and other income, net was primarily due to an increase in cash, cash equivalents and marketable securities combined with higher market interest rates being paid on these instruments this year as opposed to last year.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2006 for fiscal year 2007 is 35.5%, compared to an estimated annual effective tax rate of 36.7% as of December 31, 2005 for fiscal year 2006. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. The estimated effective tax rate for the three months ended December 31, 2006 is 29.8%. The rate for the three months ended December 31, 2006 is approximately 6-points lower than the annual effective tax rate due to adjustments in the third quarter of prior estimates relating to tax deductions and credits in connection with the completion of the fiscal year 2006 tax return, filed during the three months ended December 31, 2006.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Income tax expenses	$844	3%	$1,043	4%	$(199)	(19%)

Net income.    Net income for the three months ended December 31, 2006 and 2005 is as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Net income	$1,983	7%	$1,887	8%	$96	5%

The $96,000 increase in net income was mainly attributable to the increase in gross profit of $1.6 million, an increase of $230,000 in interest and other income, net and a decrease of $199,000 in income tax expense, partially offset by a $1.1 million increase in employee related expenses mainly due to incentive compensation increases, and an increase in operating share-based compensation expense of $189, 000.

Nine Months Ended December 31, 2006 and 2005

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consists of royalties under license agreements by original equipment manufacturers that incorporate components of our data collection technology into their own products or reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the nine months ended December 31, 2006 and 2005.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$46,351	62%	$46,389	64%	$(38)	—%
Service	28,803	38	25,489	36	3,314	13%
License and royalty	—	—	184	—	(184)	(100%)

Total Revenue	$75,154	100%	$72,062	100%	$3,092	4%

Product.    The $38,000 decrease in product revenue, which includes hardware and software products, was primarily due to a decrease of approximately 16% in unit sales during the nine month period ended December 31, 2006, offset by an increase of approximately 18% in average selling price per unit due to product mix. The decrease in unit sales and the increase in average selling price were due to sales of higher capacity products, including some of our new product introductions. These higher capacity products are often deployed in smaller numbers by our customers in place of a larger deployment of smaller, lower priced products, resulting in higher average selling prices, lower unit volumes and higher transaction sizes.

Service.    The 13%, or $3.3 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. Certain older probe products were removed from service eligibility during fiscal years 2007 and 2006.

License and Royalty.    The $184,000 decrease in license and royalty revenue was due to the discontinuation of reselling Real Time Monitor by Cisco Systems, Inc. as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Indirect	$46,078	61%	$44,159	61%	$1,919	4%
Direct	29,076	39	27,903	39	1,173	4%

Total Revenue	$75,154	100%	$72,062	100%	$3,092	4%

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

Total revenue was distributed geographically as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$61,502	82%	$57,216	79%	$4,286	7%
International:
Europe—Middle East—Africa	8,850	12	10,842	15	(1,992)	(18%)
Asia—Pacific	4,802	6	4,004	6	798	20%

Subtotal International:	13,652	18	14,846	21	(1,194)	(8%)

Total Revenue	$75,154	100%	$72,062	100%	$3,092	4%

Revenue from sales to customers outside North America decreased 8% primarily as a result of a sales force restructuring in EMEA during fiscal 2006 that has not yet yielded sustained results in mainland Europe. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$12,766	17%	$13,680	19%	$(914)	(7%)
Service	3,998	5	3,609	5	389	11%

Total cost of revenue	$16,764	22%	$17,289	24%	$(525)	(3%)

Gross profit:
Product $	$33,585	45%	$32,709	45%	$876	3%
Product %	72%		71%
Service $	$24,805	33%	$21,880	30%	$2,925	13%
Service %	86%		86%
License and royalty $	$—	—%	$184	—%	$(184)	(100%)
License and royalty %	—%		100%

Total gross profit $	$58,390		$54,773		$3,617	7%
Total gross margin %	78%		76%		2%

Product.    The 7%, or $914,000, decrease in cost of product revenue was primarily due to a decrease of approximately 16% in unit sales during the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 partially offset by an increase of approximately 2% in average cost per unit due to product mix. The product gross margin percentage increased by 1-point from 71% to 72% due to the mix of higher margin products in the nine months ended December 31, 2006.

Service.    The 11%, or $389,000, increase in cost of service revenue was primarily due to a $273,000 increase in personnel costs mainly due to incentive compensation, a $73,000 increase in costs to support products under service contracts, and a $33,000 increase in share-based compensation expenses related to the adoption of SFAS 123R. Service gross profit remained flat at 86% for the nine months ended December 31, 2006.

Gross profits.    Our gross profit in absolute dollars increased 7%, or $3.6 million. This increase was partially due to the $3.3 million increase in service revenue and $914,000 decrease in product costs, offset by a $389,000 increase in service costs and the $184,000 decrease in royalty revenue. The net effect of the combined increases in revenue and decreases in cost and in royalty revenue was a 2-point increase in gross margin percentage.

Operating Expenses

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Research and development	$13,690	18%	$13,633	19%	$57	—%
Sales and marketing	32,112	43%	29,608	41%	2,504	8%
General and administrative	6,913	9%	6,762	9%	151	2%
Amortization of acquired intangible assets	116	—%	110	—%	6	5%
In-process research and development	—	—%	143	—%	(143)	(100%)

Total Operating Expenses	$52,831	70%	$50,256	70%	$2,575	5%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

Research and development expenses remained flat with a $57,000 increase primarily due to an increase of $101,000 in non-recurring engineering expense and a $145,000 increase in share-based compensation due to the adoption of SFAS 123R, offset by a decrease in consulting costs, and a decrease in personnel expenses due to reduced headcount. Average headcount in research and development was 107 and 109 for the nine months ended December 2006 and 2005, respectively.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 8%, or $2.5 million, increase in total sales and marketing expenses was primarily due to a $1.4 million increase in employee related expenses primarily due to increased headcount and incentive compensation and a $666,000 increase in sales travel due to increased headcount and increased international travel and a $373,000 increase in share-based compensation due to the adoption of SFAS 123R. Average headcount in sales and marketing was 152 and 145 for the nine months ended December 31, 2006 and 2005, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 2%, or $151,000, increase in general and administrative expense was primarily due to a $146,000 increase in share-based compensation expenses due to the adoption of SFAS 123R, a $31,000 increase in legal fees, a $117,000 increase in work performed by consultants related to the implementation of the ERP system, a $102,000 increase in audit fees and a $77,000 increase in Board of Director fees, offset by a $316,000 decrease in personnel expenses mainly due to decreased headcount. Average headcount in general and administrative was 54 and 56 for the nine months ended December 31, 2006 and 2005, respectively.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets was $116,000 and $110,000 for the nine months ended December 31, 2006 and 2005, respectively due to non-compete agreements related to the acquisition of substantially all of the assets of Quantiva in the first quarter of fiscal 2006.

In-process research and development.    In-process research and development expense in the nine months ended December 31, 2005, $143,000, represents the various projects and technologies acquired in the acquisition of substantially all of the assets of Quantiva for which technological feasibility had not been established as of the acquisition date and that had no alternative future use.

Interest and other income, net.    Interest and other income, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, gain (loss) on disposal of equipment and interest expense.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Interest and other income, net	$3,004	4%	$1,770	3%	$1,234	70%

The 70%, or $1.2 million, increase in interest and other income, net was primarily due to an increase in cash, cash equivalents and marketable securities combined with higher market interest rates being paid on these instruments during such period.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2006 for fiscal year 2007 is 35.5%, compared to an estimated annual effective tax rate of 36.7% as of December 31, 2005 for fiscal year 2006. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. The estimated annual effective tax rate for fiscal year 2007 used at December 31, 2006, decreased from the estimated rate used at September 30, 2006 due to adjustments in the third quarter of prior estimates relating to tax deductions and credits in connection with the completion of the fiscal year 2006 tax return, filed during the three months ended December 31, 2006.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Income tax expense	$2,973	4%	$2,294	3%	$679	30%

Net income.    Net income for the nine months ended December 31, 2006 and 2005 is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2006		2005
		% of Revenue		% of Revenue	$	%
Net income	$5,659	8%	$3,993	6%	$1,666	42%

The $1.7 million, or 42%, increase in net income was mainly attributable to the increase in gross profit of $3.6 million, an increase of $1.2 million in interest and other income, net and the cumulative effect of accounting change, net of taxes of $69,000, partially offset by a $1.0 million increase in operating salaries mainly due to increased headcount, an increase in operating share-based compensation expense of $670,000 and an increase in income tax expense of $679,000.

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

Commitment and Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation (“DSC”) filed a lawsuit against us and five other co-defendants in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that we are infringing United States Patent No. 5,701,400, and No. 5,537,590. The Company believes these claims have no merit and it will defend the lawsuit vigorously. No amounts have been accrued related to these claims. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on NetScout’s financial position or results of operations.

On January 3, 2007 the Company announced that Narendra V. Popat, the Chairman of the Board of Directors and Secretary of the Company, would be retiring effective January 19, 2007. The Company and Mr. Popat entered into a separation agreement effective January 19, 2007, whereupon Mr. Popat became an advisor, through January 2010, to the Company’s Chief Executive Officer. The separation agreement provides for the payment of severance of $16,000 per month, along with continued health and dental benefits, until Mr. Popat, now age 57, reaches the age of 65. Should Mr. Popat die before the age of 65, the balance of any such severance payments due Mr. Popat, would be paid to his estate in one lump sum payment equal to the net present value of such remaining monthly payments. During the fourth quarter of fiscal year 2007, the Company will record a pre-tax charge of $1.3 million, representing the net present value of expected future severance and benefit payments.

On January 3, 2007, the Company announced that Anil K. Singhal, the President and Chief Executive Office of the Company, would also assume the role of Chairman of the Board, effective as of January 19, 2007. In conjunction with his additional responsibilities the Company entered into a new employment agreement with Mr. Singhal, which provides that he will receive a base salary of at least $300,000. The employment agreement provides for a three-year term commencing January 19, 2007 with automatic one-year renewals. During the term of this agreement, Mr. Singhal will also be eligible to receive an annual bonus based on company performance and individual objectives. The employment agreement is terminable at will by either party, and provides that if the Company elects not to renew the agreement for any reason, or if Mr. Singhal’s employment is terminated by NetScout without cause, by Mr. Singhal at any time following the consummation of a sale of the Company, or upon the death or disability of Mr. Singhal, Mr. Singhal, or his estate, is entitled to receive in a lump sum, a payment equal to the net present value of $16,000 per month for a period of 7 years. If Mr. Singhal terminates his employment with the Company for any reason prior to the consummation of a sale of the Company, he is entitled to such lump sum payment for the period for which his severance benefits have vested (not to exceed 7 years). Mr. Singhal shall also receive continued health and dental benefits during such period. Mr. Singhal’s severance benefits will vest at a rate of 1.5 years for every year of future service, prorated for any partial year. The Company has projected its future payments under this agreement at approximately $1.4 million, with benefit payments estimated to commence in fiscal year 2012. The Company’s accrued cost for this unfunded retirement obligation was $0 as of December 31, 2006. Estimated pre-tax expense of approximately $1.3 million, representing the present value of this future obligation, will be recognized ratably over the vesting period of approximately 4 years and 8 months beginning in the fourth quarter of fiscal year 2007.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	December 31, 2006 (In Thousands)	March 31, 2006 (In Thousands)	Change
Cash and cash equivalents	$70,151	$61,676	$8,475
Short-term marketable securities	14,130	19,810	(5,680)
Long-term marketable securities	10,813	5,979	4,834

Cash, cash equivalents, and marketable securities	$95,094	$87,465	$7,629

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. As of December 31, 2006, we had a letter of credit secured under the line aggregating $3.2 million relating to our current principal operating lease for our corporate headquarters. No other amounts were outstanding under the line of credit. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of December 31, 2006, we were in compliance with all such covenants with a tangible net worth of $98 million.

Cash and cash equivalents were impacted by the following:

	Nine Months Ended December 31, (In Thousands)
	2006	2005
Net cash provided by operating activities	$7,894	$4,587

Net cash used in investing activities	$(1,825)	$(7,433)

Net cash provided by financing activities	$2,406	$2,054

Net cash provided by operating activities

Net cash provided by operating activities amounted to $7.9 million and $4.6 million during the nine months ended December 31, 2006 and 2005, respectively. The primary sources of operating cash flow in the nine months ended December 31, 2006 included net income of $5.7 million, the add back of non-cash charges of $3.6 million and the $936,000 increase in income taxes payable offset by an increase in inventory of $1.6 million due to purchases to support anticipated order flow and a decrease in accrued compensation of $1.5 million mainly as a result of the timing of payments for payroll, commissions and incentive compensation. The primary sources of operating cash flow in the nine months ended December 31, 2005 included net income of $4.0 million, adjusted to exclude the effects of non-cash charges of $5.4 million, an increase in accrued compensation and other expenses of $1.5 million mainly as a result of the timing of payments for payroll, commissions and incentive compensation, and an increase in deferred revenue of $773,000 mainly due to the timing of our maintenance contract renewals, offset by an increase of $7.1 million in accounts receivable as a result of the timing of sales within the nine month period ended December 2005.

Net cash used in investing activities

Cash used in investing activities was $1.8 million and $7.4 million for the nine months ended December 31, 2006 and 2005, respectively. For the nine months ended December 31, 2006 and 2005, cash used in investing activities reflects the purchase of marketable securities of $43.6 million and $56.5 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $44.5 million and $62.3 million, respectively, the purchase of fixed assets to support our infrastructure of $1.5 million and $2.8 million, respectively, and the capitalized expenditure for internal use of software of $1.2 million and $815,000, respectively. We anticipate that our investment in our infrastructure will continue in future quarters. For the nine months ended December 31, 2005, net cash used in investing activities also reflects the acquisition of substantially all the assets of Quantiva for $9.5 million.

Net cash provided by financing activities

Cash provided by financing activities was $2.4 million and $2.1 million for the nine months ended December 31, 2006 and 2005, respectively. For the nine months ended December 31, 2006 and 2005, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options. For the nine months ended December 31, 2006, cash provided by financing activities was also due to a tax benefit from stock options exercised of $889,000, offset by treasury stock purchases of $1.4 million.

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

Recently Issued Accounting Pronouncements

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Taxes within the scope of this EITF consensus would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in NetScout’s consolidated financial statements as NetScout presents sales net of any and all taxes and will continue to do so.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. In the third quarter of fiscal 2007, the Company completed its assessment of the impact of adopting SAB 108, and has determined that this adoption will not have a material effect on our consolidated financial position or results of operations.

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

As of December 31, 2006, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation (“DSC”) filed a lawsuit against us and five other co-defendants in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that we are infringing United States Patent No. 5,701,400, and No. 5,537,590. The Company believes these claims have no merit and it will defend the lawsuit vigorously. No amounts have been accrued for these claims. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on NetScout’s financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 have not materially changed, other than the following:

The Risk Factor entitled “Loss of key personnel could adversely impact our business” has been updated to reflect the retirement of our Chairman of the Board and co-founder, Narendra Popat. The Risk Factors entitled “Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business”, and “The effectiveness of our disclosure and internal controls may be limited” have been updated to reflect the change in the anticipated date that our new Enterprise Resource Planning (“ERP”) system will become operational, from fiscal year 2007 to fiscal year 2008.

Loss of key personnel could adversely impact our business.    During the fourth quarter of fiscal year 2007, Narendra Popat, our Chairman of the Board and co-founder, retired. The Company subsequently named Anil Singhal, our President, Chief Executive Officer and co-founder, as our succeeding Chairman of the Board. Our future success depends to a significant degree on the skills, experience and efforts of Mr. Singhal, and our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results and financial condition.

Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business.    The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new ERP system in order to manage the growth and increasing complexity of our business operations and to continue to enhance our internal control over financial reporting in accordance with Sarbanes-Oxley. Our ERP selection process is complete and we began implementation efforts in the first quarter of our fiscal year ending March 31, 2006, with the new ERP system anticipated to be operational during fiscal year 2008. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization and our retention of key personnel, our business, operating results and financial condition could be materially and adversely impacted.

The effectiveness of our disclosure and internal controls may be limited.    Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Section 404 of Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this legislation requires management’s attention and resources and will continue to cause us to incur significant expense. Management’s assessment of our internal control over financial reporting may identify weaknesses that need to be addressed or other matters that may raise concerns for investors. If we determine that we have material weaknesses in our internal control over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline.

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

In order to continue the enhancement of our internal control over financial reporting and to manage the growth and increasing complexity of our business, we are in the process of implementing a new ERP system that is expected to be operational in fiscal year 2008. If we are unable to implement this system successfully, improvements to our internal control over financial reporting could be adversely impacted and this could have a material and adverse impact on our financial results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal year 2007, the Company repurchased shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 10 to the Condensed Consolidated Financial Statements attached hereto.

The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended December 31, 2006.

Issuer Purchases Of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	20,781	$8.00	20,781	3,669,219
November 1, 2006 through November 31, 2006	31,900	$7.89	31,900	3,637,319
December 1, 2006 through December 31, 2006	—	$—	—	3,637,319

Item 5.	Other Information

On February 2, 2007, the Company amended the employment agreement with its President, Chief Executive Officer, and Chairman, Anil Singhal. As a result of the amendment, if the Company elects not to renew the agreement for any reason, or if Mr. Singhal’s employment is terminated by the Company without cause, by Mr. Singhal at any time following the consummation of a sale of the Company, or upon the death or disability of Mr. Singhal, Mr. Singhal, or his estate, is entitled to receive in a lump sum, a payment equal to the net present value of $16,000 per month for a period of 7 years. If Mr. Singhal terminates his employment with the Company for any reason prior to the consummation of the sale of the Company, he is entitled to payment for the period for which his severance benefits have vested (not to exceed 7 years). Mr. Singhal shall also receive continued health and dental benefits during such period. Mr. Singhal’s severance benefits will vest at a rate of 1.5 years for every year of future service, prorated for any partial year.

Item 6.	Exhibits

(a)	Exhibits

10.1	Amendment No. 1 to Agreement Relating to Employment, dated February 1, 2007, by and between the Company and Anil K. Singhal (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 5, 2007	/S/ ANIL K. SINGHAL
Anil K. Singhal President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: February 5, 2007	/S/ DAVID P. SOMMERS
David P. Sommers Senior Vice President, General Operations, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: February 5, 2007	/S/ JEFFREY R. WAKELY
Jeffrey R. Wakely Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1 to Agreement Relating to Employment, dated February 1, 2007, by and between the Company and Anil K. Singhal (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002