Form 10-K
period 2007-03-31
NETSCOUT SYSTEMS INC
filed 2007-06-04
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2006 (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $116,687,325. As of June 1, 2007, there were 32,190,872 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Proxy Statement for the fiscal year 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

PART I

Item 1. Business

NetScout Systems, Inc. (“We”, “NetScout” or the “Company”), a Delaware corporation founded in 1984 and headquartered in Westford, MA, designs, develops, manufactures, markets, sells and supports a family of products that assures the performance and availability of critical business applications and services in complex, high-speed networks. We manufacture and market these products as an integrated hardware and software solution that is used by enterprises, governmental agencies and service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States of America.

Businesses have continued to increase their reliance on software applications and computer networks, making them strategic assets for competitive advantage and essential to business operations. To support the growing number of users and their demands for faster and more reliable computer network access, new network technologies and products are continually being introduced. New services and applications are increasingly based on service-oriented architectures, implemented over virtualized resources, including networks, storage, and servers. Furthermore, with the proliferation of malicious computer viruses, destructive worms and sophisticated hackers, businesses and service providers have adopted robust security systems and procedures that are not always consistent with performance goals. The result is increasingly large, geographically dispersed, and complex networks and infrastructures that are challenging to manage and make service performance levels difficult to guarantee. Computer network malfunctions, resource contention, and infrastructure and application misconfigurations all can cause service disruptions, lost revenue and customer dissatisfaction. Consequently, network operators are recognizing the critical importance of addressing customer service performance problems quickly and proactively. The NetScout Systems suite of products is designed for this rapidly growing market of organizations running complex networks that are built for performance while striving to be completely secure.

The nGenius® Performance Management System, our integrated, appliance-based software solution, monitors, collects and publishes information on the behavior of individual applications and services, such as Voice over Internet Protocol (“VoIP”), streaming media, supply chain management, and customer relationship management, as well as the performance of the underlying network (routers, switches and communication links), and the level of activity by end-users or subscribers. The nGenius Solution draws on performance data collected directly from multiple sources, including our lines of network monitoring appliances called nGenius Probes and nGenius Application Flow Monitors (“AFMon”) as well as infrastructure devices. The hardware probes attach to the network non-intrusively and collect in-depth information about application and network activity in real time. Organizations can gain substantial visibility to better understand and manage service and application performance across the network by instrumenting strategic locations throughout a network.

The nGenius Solution generates, analyzes and publishes performance information in real-time displays and customizable historical reports. These displays and reports communicate application performance, service levels, network and device utilization, and other critical metrics of availability, utilization and performance, and are delivered to the network and service engineering and operations staff in easy-to-read, Web-based formats. Our customers use the information generated by the nGenius Solution to detect problems early and to diagnose and solve them rapidly, thereby reducing the Mean Time to Repair/Restore, or “MTTR”, for service operations. Using the collected performance data they can also manage the delivery of services and monitor service-level agreements, assess infrastructure capacity against future needs, and justify requirements for additional resources.

Increases in both application complexity and traffic loads have given rise to the need for higher speed infrastructures and Quality of Service, or “QoS”, prioritization policies to optimize service and application performance. To meet the ongoing challenges required for visibility into the health and activity of these applications, services and infrastructures, NetScout continuously extends the nGenius Performance Management System. During fiscal year 2007, we delivered several key products that further our ability to provide valuable operational intelligence and reduce MTTR within complex global enterprise, service provider, and government networks. Specifically, we released the first intelligent early warning system in the performance management marketplace with the introduction of nGenius Analytics. That was followed by the release of our nGenius AFMon, an advanced real-time traffic monitoring and recording appliance that performs all of the functions delivered by our nGenius Probe products while simultaneously capturing complete, continuous packet sequences for subsequent analysis. Later in the year, we introduced the industry’s most cost-effective solution for large scale “NetFlow-based” performance management.

We market and distribute our products through our own direct sales force and through channel partners that include distributors, resellers, service providers and systems integrators. Our principal customers are Global 5000 enterprises, representing a wide range of industries including financial services, technology, telecommunications, healthcare, retail, manufacturing, and wireless service providers, as well as many large agencies of the federal government. We had no customer representing more than 10% of revenues in fiscal years 2007, 2006 or 2005.

Our principal executive offices are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978)-614-4000.

Industry Background

Enterprise and government organizations are increasingly dependent upon their computer data networks and on the internet to generate and deliver information and business services to their constituents: customers, suppliers, investors, employees, and citizens. At the same time, data networks are taking on new roles: subsuming the role of the voice network and serving as the platform for the next generation of massively distributed, virtualized, service-oriented application architectures. Furthermore, rapidly advancing server technology and mushrooming multimedia applications continue to drive up traffic levels and have spawned a new wave of infrastructure upgrades, including broad deployment of 10 Gigabit per second Ethernet network technology. The combination of these fundamental trends produces unprecedented complexity coupled with unparalleled business impact requiring capable management technology.

Large organizations have been bracing themselves for these challenges by investing in new, more powerful performance management solutions and making organizational and process changes to be able to prevent and resolve service disruptions more rapidly while keeping operating costs, including personnel costs, under control. Core to these changes is the concept of the information system not as a collection of servers, storage devices, network equipment and applications that can be managed in isolation of each other, but as an integral fabric containing all of these elements whose complex interactions must be managed as a whole. This perspective is breaking down organizational walls in Information Technology (“IT”) and Network Service Operations that traditionally have separated the network group from the data center, server and application groups. These changes necessitate management solutions that can address both new technologies and emerging workflow and organizational models.

The leaders of the server, network, and application management segments of the industry have started to respond to these new realities with a series of acquisitions and strategy announcements, all aimed at strengthening their enterprise management system positions.

Adding to the renewed interest in network and application management solutions in the enterprise and government markets, the service provider segment is also looking for new management solutions. This segment has resumed healthy growth, driven by the proliferation of aggressive “last mile” technologies, most notably wireless data services, and broadband connections to the home and by the continued shift towards Internet Protocol (“IP”) based multimedia service delivery architectures.

Although the intrinsic need for better network and application management solutions is growing, successful vendors must demonstrate not only technical superiority, but a sound understanding of the implications of the transformational changes in the industry, and the ability to deliver new solutions to match evolving customer needs. They must also prove their staying power and stability, as well as the ability to partner with industry leaders.

Traditional Approaches to Network Performance Management

Network management solutions providers have developed several approaches to manage different aspects of the overall network management challenge. These approaches are often broadly categorized as element management, event management, and service assurance.

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

Event management focuses on collections of linked network devices. Event management systems discover network components, show network topology and device status, support day-to-day administration and supply “break-fix” fault and problem management, or troubleshooting, functions. Such systems understand the relationships between multi-vendor network components. They are often called “frameworks” or “manager of managers” because they consolidate data from different element management systems and provide a structure for managing heterogeneous, or multi-vendor networks. However, event management systems offer little or no traffic-based network performance information today. As customers strive to become more proactive, there is growing pressure on these solutions to integrate more valuable information from performance management sources. Hewlett-Packard’s Network Node Manager and IBM’s Tivoli/Netcool® are examples of operations management systems. Our strategy is to integrate with such systems.

Service assurance evolves the concept commonly known as “performance management” by placing a service-centric orientation towards all of the associated disciplines including proactive measures for monitoring and assuring the quality and level of service provided by the devices and communication links that deliver services and business applications across the network. It also compares the expected performance of the network and applications against actual results by collecting and archiving data over time for baselines, trend analysis, historical usage analysis and service level reporting. The most sophisticated systems collect data in real time for on-the-spot investigation and management as well as to perform advanced, forward-looking analysis. Our nGenius Performance Management System, through its real-time monitoring and troubleshooting features, as well as its capacity planning and reporting functions, fully addresses the needs and goals of the service assurance model.

NetScout’s Approach to Service Assurance

Our approach is based on three principles: early support for emerging new architectures and technologies, end-through-end scope, and smooth integration with our customers’ systems environment and management processes.

Early support for emerging new technologies and application architectures is highly valued by our customers who are often leaders within their industries and depend on rapid technology absorption to maintain or extend their market position. Advanced performance management, offering superior visibility, is most needed where these new technologies and architectures are first deployed and their behavior and impact are unknown in advance. NetScout has developed an architecture and technology, called the Common Data Model, or “CDM”, that uniquely enables the company to respond rapidly to new needs by effectively re-using existing building blocks and thus minimizing new work required to integrate a given new feature. Our customer base broadly benefits from this capability through rapid product development, and resulting delivery of multiple software and firmware releases annually, which are free to our service customers currently active in our maintenance program.

We have developed our unique, patent-pending, technology around the firm conviction that flow-based performance data is the most powerful basis for high-value, business-relevant service assurance solutions. Our flow-based approach simplifies operational management tasks by integrating application traffic flow data from disparate network-facing data sources into a common model for consistent analysis, views and reports. The CDM technology allows us to collect performance data from multiple sources spanning virtually any network or application technology or topology, whether retrieved from our probes, standards-based infrastructure devices, or value-added performance information from our technology partners’ devices. Furthermore, new application types, such as peer-to-peer applications; new network technologies, such as OC-48 Packet-over-SONET or 10 Gigabit per second Ethernet; and new architectures, such as Service-oriented Architectures are readily accommodated by this framework. CDM data is mapped into a common performance data repository, where nGenius Performance Manager can be used to provide a comprehensive solution for real-time monitoring, troubleshooting, capacity planning, and service performance management across the enterprise. The CDM technology foundation has allowed us to stay ahead of competition by offering superior visibility into service and application traffic.

To make the greatest impact on assuring performance of applications and services, NetScout is integrating with third-party event management consoles and business service management systems. This integration allows operators to receive alarms on impending performance problems and to “drill down” into the nGenius Performance Manager application to perform detailed problem analysis and troubleshooting. By partnering and integrating, NetScout fills a significant gap in our customers’ increasingly integrated operations: visibility into the interaction of applications, services, and infrastructure resources from a network vantage point.

NetScout Products and Performance Technology

We develop, manufacture, sell and support network performance management solutions under the nGenius brand. The nGenius Performance Management System, based on our patent-pending CDM technology, is a robust and complete solution, consisting of integrated hardware and software components that monitor, measure and report on the network’s ability to fulfill its performance, cost and service-level objectives. The system is comprised primarily of two components – data collection (via our nGenius Probes, nGenius Application Fabric Monitors, nGenius Collectors, and Simple Network Management Protocol, or “SNMP”, polling) and information filtering, aggregation, recording, analysis and presentation via our nGenius Performance Manager software application.

nGenius Performance Manager is a multi-function performance management solution implemented in a single, integrated application that monitors and reports on network, service, and application traffic, troubleshoots performance problems and provides precise information for capacity planning. It seamlessly integrates real-time and historical information in a single management application. By using collected data, it provides a logical, business-oriented representation of network, service, and application performance, with the ability to drill down into layers of additional detail, all the way down to the bit-by-bit composition of individual packets. This intuitive solution, which has been designed for ease of use and Web-based distribution, also contains features that simplify and enable logical monitoring and management of large, geographically dispersed networks. nGenius Performance Manager v. 4.0, which first delivered high definition extensions to the nGenius Solution, began shipping in January 2007 and is used by the majority of our installed base of customers.

During fiscal year 2007, we introduced a next-generation multi-function instrumentation device named the nGenius AFMon. The nGenius AFMon combines the extended, direct, forensic packet recording and analysis functions previously delivered via the nGenius Flow Recorders with the real-time monitoring functions of our nGenius Probe. Like the nGenius Flow Recorder, the nGenius AFMon is a security-hardened, Linux-based appliance, however the nGenius AFMon also boasts substantially improved and extended features for packet analysis and a tight user interface and workflow integration with nGenius Performance Manager.

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

We continually enhance our probe technology to ensure visibility into all types of network traffic and communications technologies. nGenius Probes monitor all services and business applications, as well as voice, video, multicast, and Web traffic. They support a wide range of network topologies, including Gigabit Ethernet; 10 Gigabit Ethernet; Fast Ethernet; Frame Relay and Wide Area Network T1/E1 and T3/E3; Demarcation-point T1D/E1D; TS3/E3 for HSSI; DS3/E3 for ATM; OC-3c/STM-1, OC-12c/STM-4, and OC-48C/STM-16c for Packet-over-SONET; OC-3c/STM-1 and OC-12c/STM-4 for ATM.

Our track record of innovation began with the introduction of Ethernet Probes in 1992 and continues at an accelerated pace today. We have continued to advance probe technology with the addition of more than thirty new probes over the past ten years.

We also continue to advance our solutions for integrated performance management utilizing third party data sources. In particular, during fiscal 2007, we released an updated version of our nGenius Collector, previously known as the nGenius Flow Collector, which added support for active testing via Cisco’s Internet Protocol Service Level Agreement, or “IPSLA” functions in addition to dedicated collection of NetFlow information. The nGenius Collector offers enterprises a high-capacity, cost-effective solution for extending their existing investment in infrastructure products that generate NetFlow and IPSLA data. Our underlying CDM Technology ensures that all the nGenius Collector data is mapped into the common formats found in nGenius Performance Manager, combining it with other standards-based and nGenius Probe information to provide a comprehensive solution for real-time and historical troubleshooting, capacity planning, and applications performance management across the enterprise.

Finally, during fiscal 2007, we released and began commercially distributing the nGenius Analytics product, an award-winning advanced performance early warning system utilizing patented technology which NetScout acquired as part of the assets of Quantiva, Inc. (“Quantiva”) in April 2005. nGenius Analytics gathers key performance metrics from the other elements within the nGenius System, learns normal patterns of behavior, and intelligently identifies important anomalies that represent emerging performance issues warranting proactive attention by operations personnel.

Strategy

Enhancing shareholder value through sustained growth and increased profitability based on market leadership is our continued objective. We intend to pursue growth through expanding our worldwide presence and customer base, establishing relationships with new technology partners, increasing our mindshare with strategic resellers and increasing our ongoing business with our established customers. We intend to extend our market leadership by continuing to expand the market’s first strategic, integrated, network performance management platform that overlays the network and to create the information needed to avoid network failures and performance degradations. Key elements of our strategy include:

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

Expand Reporting and Analysis Software Solutions. We plan to enhance our analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities that have been created by changes and trends in networking and application technologies such as VoIP. We also plan to leverage the unique information generated by our probes through enhanced integrated reporting and analysis tools.

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

Target Market Opportunities. We target our products at markets that we believe have the potential for growth. We have identified the following markets as having the potential for increasingly strong demand for our integrated products:

•	Global enterprises;

•	Federal, state and local governments;

•	Wireless telecommunications;

•	Financial service providers;

•	Global service providers, including IP-based wireless and wireline carriers, Internet Service Providers, or “ISPs”, Managed Service Providers, or MSPs, and outsourcers; and

•	Professional technology services organizations, such as systems integrators.

Expand Distribution Channels. We plan to continue to increase our direct field sales presence where it is advantageous to do so during fiscal year 2008. We also seek to develop additional indirect distribution channels with systems integrators, resellers and service providers. Our channel relationships include: AT&T, NEC, Dimension Data, JDSU, Terilogy, and others. During this past year we completed several new channel agreements. These channel partners facilitate the worldwide distribution and market acceptance of our solutions.

Facilitate Development of Complementary Third-Party Products and Strategic Relationships. Our probes generate rich performance information that can enhance the value of third-party software products. As a means to increase demand for our products, we encourage the development of applications that add value to our solutions. For instance, nGenius Performance Manager can be used with Hewlett-Packard’s Network Node Manager. NetScout was accepted as a Platinum Business Partner in HP’s Enterprise Management Alliance Program and nGenius Performance Manager was certified by HP to integrate with HP Network Node Manager during fiscal year 2005 and recertified for integration with the latest version of HP Network Node Manager during fiscal year 2006.

With the advent of CDM technology and our solution’s ability to display and analyze disparate performance data sources, we announced an Alliance Program in 2002 targeted at both network infrastructure vendors and network management application providers. During fiscal year 2007, NetScout maintained active joint product and marketing relationships with our alliance partners, including Avaya, HP, and IBM. We also worked to develop new alliance relationships.

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

Our indirect channel partners include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Total revenue from indirect distribution channels represented 61%, 61% and 55% of total revenue for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Our sales force is organized into three main geographic regions, North America (including the US, Canada and Mexico), EMEA (including Europe, the Middle East, and Africa) and Asia Pacific (including China, Japan, Singapore, Taiwan and Australia). Revenue from sales outside North America represented 18%, 20% and 18% of our total revenue in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The majority of our sales in North America are attributable to the United States. Sales outside North America are primarily export sales to indirect channel partners, who are generally responsible for selling products and providing consulting, technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped to any of our North American-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as North America revenue since NetScout ships the products to a North American location. We expect revenue from sales outside North America to continue to account for a significant portion of our revenue in the future. For more information on the geographic distribution of our revenue, see Note 17 to the attached consolidated financial statements.

As of March 31, 2007, our North American field sales organization consisted of 81 employees. Our international field sales organization consisted of 37 employees with offices in the United Kingdom, Hong Kong, Germany, Singapore, Taiwan, Australia, China, and Japan. In addition, we had 21 employees responsible for providing telesales, training, and sales and administrative support located in the United States and abroad.

As of March 31, 2007, our marketing organization consisted of 13 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout and nGenius brand names in the marketplace. Key elements of our marketing strategy focus on market education, reputation management, demand generation, and acceleration of strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners.

Support Services

Customer satisfaction is a key driver of NetScout’s success. NetScout MasterCare support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. NetScout offers premium 24/7 toll-free telephone support to its MasterCare Platinum customers in addition to our standard MasterCare Gold support offering. We have support personnel located in the United States and abroad with some of the support provided by qualified third party support partners. In addition many of our certified resellers provide first line support to NetScout customers. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for the customer to have the reseller provide initial support functions. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, MasterCare support commences upon expiration of the standard warranties for software and hardware, respectively. For software, which also includes firmware, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. We believe our warranties are consistent with commonly accepted industry standards.

NetScout issues a monthly support newsletter, MasterCare News, which informs our MasterCare customers of new releases, patches, technical tips and documentation tips. MasterCare customers receive the benefits of an advanced customer support website that provides an on-line database of Frequently Asked Questions and the latest downloadable patches as well as an on-line trouble ticketing system. NetScout continues to make new investments in call center infrastructure to further improve our ability to service our customers. As of March 31, 2007 our support services organization consisted of 37 employees located in the United States and India.

Research and Development

Our continued success depends significantly on our ability to anticipate and create solutions that will meet emerging customer requirements. We have extensive experience in market development in conjunction with pioneering next generation network performance management technologies. We believe that our core technology for monitoring and troubleshooting network and applications performance remains positioned at the forefront of a growing market. Our nGenius Solution integrates the principal functions of network and application performance management: real-time network monitoring, applications monitoring, troubleshooting, proactive alarming, capacity planning and service level management. Our plans are to leverage the comprehensive benefits of this integrated solution into emerging, growth-oriented markets.

As of March 31, 2007, our research and development organization consisted of 103 employees located in the United States and India. In addition, we occasionally contract with independent third parties to perform specific development projects.

We predominantly develop our products internally, with some third party contracting. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, such as the Internet Engineering Task Force, or “IETF”, the 3rd Generation Partnership Project, or “3GPP”, and we also engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and applications performance requirements for current and emerging technologies.

Manufacturing

Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. In July 2003, we obtained ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction. We are scheduled for renewal in August 2007. As of March 31, 2007, our manufacturing organization consisted of 21 employees.

Although we generally use standard parts and components for our products, which are available from various suppliers, each of the computer network interface cards used in our probes is currently available only from separate single source suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. While currently we purchase from specific suppliers, we believe that, in most cases, alternate suppliers can be identified if current suppliers are unable to fulfill our needs. Our reliance on single source suppliers is further described in Item 1A “Risk Factors.”

Customers

We sell our products to corporations, government agencies, other non-profit entities and other organizations with large- and medium-sized high-speed computer networks. Our products have been sold to customers operating in a wide variety of industries, such as financial services, technology, telecommunications, manufacturing, government, service provider, healthcare and retail.

Channels

During the fiscal year ended March 31, 2007, we added a number of new resellers to our channel partner program and we are putting additional emphasis on growing our international business, including geographic expansion, through establishing new alliances.

Seasonality

We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle, new product introductions and their market acceptance, delays in product shipments and other quality control difficulties, In addition, we historically experience stronger sales during our fiscal third and fourth quarters as demonstrated in Footnote 17 “Quarterly Results of Operations—Unaudited” included in Item 15 “Notes To Consolidated Financial Statements.”

Competition

The market for our products is rapidly evolving, and we expect it to become increasingly competitive as current competitors expand their product offerings and merge their businesses and new companies enter the market. Our principal competitors include several companies who offer alternative solutions for portions of our product lines. For example, we compete not only with vendors of portable network traffic analyzers and probes, such as Network General but also with a growing number of smaller vendors of software-only network management suites, such as NetQoS. We also compete in the telecommunications service provider marketplace with vendors that provide operational intelligence based on signaling data, such as Tektronix. In addition, leading network equipment providers could offer their own or our competitors’ solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality, price, name and reputation of vendor, distribution strength, and alliances with industry partners. Competitive factors in our industry are further described in Item 1A “Risk Factors.”

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

NetScout uses contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect its intellectual property portfolio and rights from infringement. From a contractual perspective, NetScout uses license agreements and non-disclosure agreements to limit the use of NetScout’s intellectual property and protect NetScout’s trade secrets from unauthorized use and disclosure. In addition to license agreements, NetScout relies on U.S. copyright law and registration to protect against unauthorized copying of software programs, in the U.S. and abroad. NetScout has obtained U.S. and foreign trademark registrations to preserve and protect certain trademarks and trade names. NetScout has also filed and obtained U.S. patents to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all of our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A “Risk Factors.”

Employees

As of March 31, 2007, we had 364 employees, 209 of whom are employed in Westford, Massachusetts. Of the total, 139 were in sales, 13 were in marketing, 37 were in support services, 103 were in research and development, 21 were in manufacturing, and 51 were in general and administrative functions. None of our employees are represented by a collective bargaining agreement.

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

Our quarterly operating results may fluctuate. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Most of our expenses, such as employee compensation, benefits and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and, therefore, this revenue shortfall would have a disproportionately negative impact on our operating results for that quarter.

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	technology spending by current and potential customers;

•	uneven demand for application and network management solutions;

•	the timing, size and receipt of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	changes in the distribution channels through which our products are sold;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our ability to anticipate or adapt effectively to developing markets and rapidly changing technologies;

•	changes in the number and size of our competitors;

•	the timing and impact of threat outbreaks (e.g., worms and viruses);

•	rate of adoption of new products and service offerings;

•	customer difficulty in implementing our products;

•	changes in foreign currency exchange rates;

•	our ability to develop and introduce new or enhanced versions of our products;

•	attrition affecting key employees;

•	changes in our prices or the prices of our competitors’ products; and

•	economic slowdowns or the occurrence of unforeseeable events, such as terrorist attacks, which contribute to such slowdowns.

We most often operate with minimal backlog because our products typically are shipped shortly after orders are received. As a result, product revenue in any quarter is substantially dependent upon orders booked and shipped in that quarter and revenue for any future quarter is not predictable to any degree of certainty. Achieving all or more of our projected sales during a quarter is critical to our achievement of expected financial results and any significant deferral of orders for our products would cause a shortfall in revenue for that quarter.

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

We have introduced and intend to continue to introduce new products related to our previously announced CDM and High Definition Performance Management technology strategies. If the introduction of these products is significantly delayed or if we are unsuccessful in selling these products to our current and potential customers, our business, operating results and financial condition could be materially and adversely impacted.

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

We compete with a growing number of smaller providers of application and network performance management solutions and larger providers of portable network traffic analyzers and probes, such as Network General. In addition, leading network equipment providers, including Cisco and Juniper Networks, offer their own solutions, including products which they license from other competitors. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets that we operate. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

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

Our success depends on our ability to expand and manage our international operations. Sales to customers outside North America accounted for 18%, 20%, and 18% of our total revenue for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

Our success depends on our ability to manage indirect distribution channels. Sales to our indirect distribution channels, which include original equipment manufacturers, distributors, resellers, systems integrators and service providers, accounted for 61%, 61%, and 55% of our total revenue for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. To increase our sales going forward we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing indirect distribution channels and to develop new indirect distribution channels. Our indirect channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

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

Loss of key personnel could adversely impact our business. During the fourth quarter of fiscal year 2007, Narendra Popat, our Chairman of the Board and co-founder, retired as an officer and director of the Company and became an advisor to the Company’s Chief Executive Officer. The Company subsequently named Anil Singhal, our President, Chief Executive Officer and co-founder, as our succeeding Chairman of the Board. Our future success depends to a significant degree on the skills, experience and efforts of Mr. Singhal, and our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results and financial condition.

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

Others may claim that we infringe on their intellectual property rights. From time to time we are subject to claims by others that our products infringe on their intellectual property rights, patents, copyrights or trademarks. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. We expect that these claims could become more frequent as more companies enter the market for network and application infrastructure performance management solutions. Any of these claims or resulting events could have a material and adverse impact on our business, operating results and financial condition.

We may fail to secure necessary additional financing. We may require significant capital resources to expand our business and remain competitive in the rapidly changing network performance management industry. We may invest in our operations as well as acquire complementary businesses, products or technologies. Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to raise capital by:

•	issuing additional common stock or other equity instruments;

•	issuing debt securities;

•	obtaining additional lease financings; or

•	increasing our line of credit.

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

Acquisitions that we do complete could adversely impact our business. The potential adverse consequences from acquisitions include:

•	the potentially dilutive issuance of common stock or other equity instruments;

•	the incurrence of debt and amortization expenses related to goodwill and acquired intangible assets;

•	the incurrence of significant costs and expenses; or

•	the potentially dilutive impact on our earnings per share.

Acquisition transactions also involve numerous business risks. These risks from acquisitions include:

•	difficulties in assimilating the acquired operations, technologies, personnel and products;

•	difficulties in managing geographically dispersed and international operations;

•	difficulties in assimilating diverse financial reporting and management information systems;

•	the diversion of management’s attention from other business concerns;

•	the potential disruption of our business; and

•	the potential loss of key employees, customers, distributors or suppliers.

Our estimates and judgments related to critical accounting policies could be inaccurate. We consider accounting policies related to revenue recognition, valuation of inventories, valuation of goodwill and acquired intangible assets, capitalized software development costs, purchased software and internal use software, share- based compensation and income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business. The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. We must also implement a new Enterprise Resource Planning (“ERP”) system in order to manage the growth and increasing complexity of our business operations and to continue to enhance our internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We began implementation efforts in the first quarter of our fiscal year ending March 31, 2006, with the new ERP system anticipated to be operational during our fiscal year 2008. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization, retention of key personnel, our business, and our operating results and financial condition could be materially and adversely impacted. In addition, the implementation of an ERP system might be disruptive to the underlying business of an enterprise. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business. Even if we do not encounter these adverse effects, the implementation may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our business, operating results and financial condition could be materially and adversely impacted.

The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal control over financial reporting may not prevent all material errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Section 404 of Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this legislation requires management’s attention and resources and will likely continue to cause us to incur significant expense. Management’s assessment of our internal control over financial reporting may identify weaknesses that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. If we determine that we have material weaknesses in our internal control over financial reporting, our results of operations or financial condition may be materially and adversely affected or the price of our common stock may decline.

Although we determined that the operating effectiveness of the Company’s internal control over financial reporting as of and for the period ending March 31, 2007 was effective, in future years we may encounter problems or delays in completing the implementation of any changes necessary to attain a favorable assessment of our internal control over financial reporting or we may encounter problems or delays in completing the implementation of any required improvements. If in future annual reports we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, the price of our common stock may decline.

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

The price of our common stock may decrease due to market volatility. The market price of our common stock has been volatile and has fluctuated since the initial public offering of our common stock on August 12, 1999. The market price of our common stock may continue to fluctuate in response to a number of factors, some of which are beyond our control. Trading activity of our stock has been thin, in part as a result of officers and directors and affiliates holding a significant percentage of our stock. In addition, the market prices of securities of technology companies have been volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

Recently, when the market price of a stock has been volatile, holders of that stock have occasionally instituted securities class action litigation against the company that issues that stock. If any of our stockholders brought such a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

If we fail to develop our brand cost-effectively, our business may suffer. We believe that developing and maintaining awareness of our brand in a cost-effective manner is important to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and this could have a material and adverse impact on our financial condition and results of operations.

Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results. We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our customers. Further customer demand for these services, without corresponding revenues, could have a material and adverse impact on our financial condition and results of operations.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings;

•	Changes in accounting and tax treatment of share-based compensation;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	Tax assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place;

An adverse change in our effective tax rate could have a material and adverse impact on our financial condition and results of operations.

Uncertainties of regulation of the Internet could have a material and adverse impact on our financial condition and results of operations. Currently, few laws or regulations apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as VoIP, among other things. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material and adverse on our financial condition and results of operations.

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

Item 3. Legal Proceedings

From time to time we are subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation (“DSC”) filed a lawsuit against us and six other co-defendants in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that we are infringing United States Patent No. 5,701,400, and No. 5,537,590. On February 23, 2007, we filed our Answer denying all claims and asserted counterclaims seeking a declaration of non-infringement and invalidity of the patents. We believe the plaintiff’s claims have no merit, and will defend the lawsuit vigorously. No amounts have been accrued for these claims.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

We completed our initial public offering on August 17, 1999 at a price of $11.00 per share. Since that time, our common stock has traded on the Nasdaq Global Market and its predecessor, the Nasdaq National Market, under the symbol NTCT. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock. Such information reflects inter-dealer price, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2006:
June 30, 2005	$7.00	$3.65
September 30, 2005	$6.73	$5.13
December 31, 2005	$5.93	$5.13
March 31, 2006	$9.36	$5.40
Fiscal Year 2007:
June 30, 2006	$9.60	$7.64
September 30, 2006	$8.75	$5.86
December 31, 2006	$9.07	$6.68
March 31, 2007	$9.43	$8.06

As of May 23, 2007 we had 109 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 2,700.

Dividend Policy

In fiscal years 2007 and 2006, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit line agreement prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its equity securities during the fourth quarter of fiscal year 2007, which were purchased as part of the Company’s open market stock repurchase program further described in Note 12 to the Consolidated Financial Statements attached hereto;

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	24,000	$8.37	24,000	3,613,319
February 1, 2007 through February 28, 2007	25,107	$8.42	25,107	3,588,212
March 1, 2007 through March 31, 2007	75,006	$8.48	75,006	3,513,206

Total January 1, 2007 through March 31, 2007	124,113	$8.45	124,113	3,513,206

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of March 31, 2007 and 2006 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2004 and 2003 and the consolidated balance sheet data as of March 31, 2005, 2004 and 2003 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$63,524	$63,591	$51,352	$41,442	$41,696
Service	38,948	34,101	32,124	28,331	24,527
License and royalty	—	184	1,738	1,761	5,435

Total revenue	102,472	97,876	85,214	71,534	71,658

Cost of revenue:
Product	17,184	18,639	16,251	13,315	14,004
Service	5,424	4,928	4,384	4,243	4,565

Total cost of revenue	22,608	23,567	20,635	17,558	18,569

Gross profit	79,864	74,309	64,579	53,976	53,089

Operating expenses:
Research and development	18,320	18,141	16,789	14,704	17,100
Sales and marketing	43,490	40,467	36,889	34,362	33,380
General and administrative	10,531	8,873	8,135	6,533	7,455
Amortization of acquired intangible assets	155	149	—	92	366
In-process research and development	—	143	—	—	—

Total operating expenses	72,496	67,773	61,813	55,691	58,301

Income (loss) from operations	7,368	6,536	2,766	(1,715)	(5,212)
Interest income and other expenses, net	3,898	2,627	1,053	703	1,153

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	11,266	9,163	3,819	(1,012)	(4,059)
Income tax expense (benefit)	3,598	3,366	949	(467)	(1,520)

Income (loss) before cumulative effect of accounting change	7,668	5,797	2,870	(545)	(2,539)
Cumulative effect of accounting change	69	—	—	—	—

Net income (loss)	$7,737	$5,797	$2,870	$(545)	$(2,539)

Basic net income (loss) per share	$0.24	$0.19	$0.09	$(0.02)	$(0.08)
Diluted net income (loss) per share	$0.23	$0.18	$0.09	$(0.02)	$(0.08)
Shares used in computing:
Basic net income (loss) per share	31,713	31,041	30,572	30,155	29,897
Diluted net income (loss) per share	33,050	31,885	31,521	30,155	29,897

	March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$100,104	$87,465	$83,863	$75,459	$71,265
Working capital	79,493	72,998	76,978	65,200	69,484
Total assets	180,419	165,755	148,287	139,181	135,466
Total stockholders’ equity	138,407	126,591	117,449	113,112	111,801

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

Overview

NetScout Systems, Inc. (“NetScout” or the “Company”) designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, enabling delivery of critical business applications, services, and content efficiently to customers and end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations and through the sale of NetScout securities in conjunction with our initial public offering in August 1999.

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

In fiscal year 2007, our total revenue increased $4.6 million to $102.5 million compared to $97.9 million in fiscal year 2006. In addition, our cost of revenue, decreased by $1.0 million to $22.6 million compared to $23.6 million in fiscal year 2006. Gross profit of $79.9 million or 78.0% of revenue, in fiscal year 2007 increased from $74.3 million, or 75.9% of revenue, in fiscal year 2006. Our gross margin is primarily impacted by the mix and volume of our product and service revenue. We realize significantly higher gross margins on service revenue relative to overall product revenue. The total revenue increase in fiscal 2007 is attributable to a growth in service revenue.

Our operating expenses, which include research and development, sales and marketing, and general and administrative expenses, amortization of acquired intangible assets and in-process research and development expenses increased in fiscal year 2007 by $4.7 million to $72.5 million, compared to $67.8 million in fiscal year 2006. Primary contributors to this increase in overall expenses were a $1.9 million increase in sales compensation including commissions, salary expense, incentive compensation, and other personnel costs, which increased mainly due to increased revenue attainment and higher attainment of sales incentive programs, and increased headcount; the recording of a $1.4 million charge related to the retirement of the Company’s co-founder and outgoing Chairman; an $857 thousand increase in sales travel, which increased due to higher revenue attainment and increased headcount; and a $611 thousand increase in share-based compensation expense due to our adoption of SFAS 123R “Share-Based Payment” on April 1, 2006.

Net income for fiscal year 2007 increased by $1.9 million to $7.7 million compared to net income of $5.8 million for fiscal year 2006. This increase is primarily due to the increase in gross profit of $5.6 million that resulted from higher revenue attainment, an increase of $1.3 million in interest income due to higher interest rates and larger cash balances and a lower annual effective tax rate due to a change in investment mix towards tax exempt securities and current changes of prior estimates relating to tax deductions and credits in connection with the completion of the fiscal 2006 tax return during the third quarter of fiscal 2007, partially offset by the increase in operating expenses of $4.7 million.

We are continuing to see significant benefit from operating leverage and remain focused on increasing our operating margin by growing revenue while containing expenses. This is largely driven by year-over-year revenue growth of 5% led by 14% service revenue growth. In addition, we improved profitability, delivering a 33% increase in net income over the fiscal year ended March 31, 2006. We continue to see increased focus by the market and our customers on the importance of application performance monitoring from within the network. As networks and applications become increasingly complex and web services and Service Oriented Architectures become more pervasive, our products are ideally positioned for this new paradigm. During fiscal year 2007 we released a number of new products that will help our customers stay ahead of performance issues across large, globally distributed enterprise, service provider, and government networks. First, we introduced an intelligent early warning system for network and application performance with the delivery of nGenius Analytics, a product based on technology which we acquired from Quantiva. The nGenius Analytics product works together with the rest of the nGenius Performance Management System to add highly-qualified, early notifications of emerging performance problems, so operations staff can address them before services are impacted. We followed that with the release of our nGenius Application Fabric Monitor (“AFMon”), a multi-purpose, high capacity, robust instrumentation appliance that combines the real-time performance monitoring and alarming capabilities of our nGenius Probe products with the streaming, full-packet capture functions of our nGenius Flow Recorder. The nGenius AFMon is a powerful one-box solution for the ultimate in high definition visibility – true real-time monitoring coupled with a complete packet record for detailed, reconstructive, sub-second forensic analysis. Later in fiscal 2007, we introduced the industry’s most cost effective approach for large-scale deployments of performance monitoring based on NetFlow, via a compelling site license approach. At the same time, we expanded our solutions by adding support for Cisco’s IPSLA test agents, bringing valuable Voice over Internet Protocol (“VoIP”) quality metrics into our reporting and analysis capabilities. Finally, we formally launched our technology solutions for the telecommunications service provider community with the announcement that we are adapting our nGenius Performance Management System to the special needs of monitoring IP-based services, especially within mobile communications networks. This important new area of our business is made possible by the continued march of public telecommunications towards Internet Protocol (“IP”) as a primary network transport, and is also testament to the flexibility and adaptability of our nGenius Solution to the special needs of specific industry verticals.

Critical Accounting Policies

We consider accounting policies related to revenue recognition, allowance for doubtful accounts receivable, valuation of inventories, valuation of goodwill and acquired intangible assets, capitalization of software development costs, purchased and internal use software, share based compensation, and income taxes to be critical in fully understanding and evaluating our financial results.

Revenue Recognition

Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable.

Service revenue consists primarily of fees from customer support agreements, consulting and training. We generally provide three months of software support and 12 months of hardware support as part of product sales. Revenue related to the software support is recognized ratably over the three-month support period. Revenue related to the hardware support is recognized ratably over the 12-month support period. After the expiration of these initial support periods, the customer may elect to purchase an extended support agreement that typically runs for an additional 12 months. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

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

Multi-element arrangements are customer purchases of a combination of our product and service offerings that may be delivered at various points in time. For multi-element arrangements, each element of the purchase is analyzed and a portion of the total purchase price is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the undelivered elements. Under the residual method, the remaining portion of the purchase price is allocated to the delivered elements, generally hardware and licensed software products, regardless of any separate prices stated within the contract for each element. Vendor-specific objective evidence of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. We review the separate sales of the undelivered elements on a semi-annual basis and update, when appropriate, our vendor-specific objective evidence of fair value for such elements to ensure that it reflects our recent pricing experience.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value. As of March 31, 2007 and 2006, we recorded net realizable value adjustments of $747 thousand and $606 thousand, respectively. We regularly monitor our inventories for potential obsolete and excess inventory. Our net realizable value adjustment is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect its net realizable value. Significant judgments and estimates are made when establishing the net realizable value adjustment. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Valuation of Goodwill and Acquired Intangible Assets

The carrying value of goodwill was $36.6 million as of March 31, 2007 and 2006, respectively. Goodwill is reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or a decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of March 31, 2007, based upon our review, we determined that there has been no goodwill impairment.

The carrying value of acquired intangible assets was $442 thousand and $1.0 million as of March 31, 2007 and 2006, respectively. We account for our acquired intangible assets at historical cost. The carrying value of acquired intangible assets is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives on a straight-line basis. Our acquired intangible assets include software and non-compete agreements, resulting from the acquisition of Quantiva’s business on April 14, 2005 (see Note 6 and Note 7).

We had no in-process research and development expense for the fiscal year ended March 31, 2007. In-process research and development expense was $143 thousand for the fiscal year ended March 31, 2006 due to the acquisition of Quantiva’s business. In-process research and development was identified and valued by management. The amount assigned to in-process research and development was determined by identifying the specific projects that would be continued and for which technological feasibility had not been established as of the acquisition date and which had no alternative future use. The cost approach, as represented by time invested by Quantiva programmers, was used in valuing the in-process research and development. We recognize that the income approach is the preferable valuation methodology. However, due to the lack of a historical market for the technology, a meaningful cash flow projection could not be developed and therefore the cost approach was determined to be most appropriate.

Capitalization of Software Development Costs, Purchased Software and Internal Use Software

Costs incurred in the research and development of our products, including the various small point releases and small product enhancements that are released throughout each fiscal year, are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Amortization of capitalized software development costs are charged to cost of revenue on a straight-line basis over two years. We also capitalizes acquired software in accordance with SFAS 86.

During the twelve months ended March 31, 2006, we met technological feasibility for our nGenius Analytics product. Capitalized costs included payroll and payroll related costs for employees who were directly associated with and devoted time to the project and who were working on software development tasks eligible for capitalization, such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs were not capitalized. During the first quarter of fiscal year 2007, we began selling the nGenius Analytics product. As of March 31, 2007, capitalized software development costs for internally developed software were $327 thousand and accumulated amortization of such costs was $157 thousand, resulting in net capitalized software costs of $170 thousand included on the balance sheet under capitalized software development costs, net. Capitalized software development costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue for these software products and changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of their net realizable value will be expensed in the period in which such a determination is made. Significant judgments and estimates are made when assessing the net realizable value of unamortized software development costs. If our accounting judgments and estimates prove to be materially inaccurate, we may expense such software development costs immediately and our financial results could be materially and adversely impacted in future periods.

During the twelve months ended March 31, 2006, we capitalized $1.3 million of acquired software obtained in connection with the acquisition of Quantiva’s business (Note 6). Amortization of acquired purchased software is recorded on a straight-line basis over three years from the date of the purchase. Amortization was $418 thousand for the twelve months ended March 31, 2007. We considered the economic consumption method alternative for amortizing these costs and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of cash flows related to the acquired Quantiva software. Acquired capitalized software of $436 is included on the balance sheet within acquired intangible assets, net.

We are implementing a new Enterprise Resource Planning, or ERP, system in order to better manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our internal control over financial reporting. Certain costs that are incurred in the procurement and development of this ERP system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. Once we executed contracts with third parties and committed to develop the software system, capitalization of eligible costs began. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to develop customizations to the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure, testing and project management. General and administrative costs and overhead costs are not capitalized. As of March 31, 2007, capitalized software costs relating to the ERP system implementation totaled $3.3 million. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is currently expected to be in fiscal year 2008.

Share-based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application transition method, and therefore has not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R’s adoption, we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price, granted restricted stock units, or granted options to non-employees.

Based on historical experience, we assumed an annualized forfeiture rate of 0% for awards granted to our directors, and a 12% forfeiture rate for our senior executives and remaining employees. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The cumulative effect of the accounting change resulted in pre-tax income of $111 thousand and was recognized in the statement of operations for the year-ended March 31, 2007.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

Income Taxes

We estimate our quarterly income tax expense based on our projected annual effective tax rate. Significant judgments and estimates are made when assessing our projected annual effective tax rate. In addition, we may record certain tax reserves to address potential exposures involving our tax positions. Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. If these judgments and estimates prove to be materially inaccurate, our tax rate could fluctuate significantly and our financial results could be materially and adversely impacted in the future.

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of these assets and liabilities as well as on acquired or incurred net operating loss carryforward amounts. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. We believe future taxable income will be sufficient to realize the deferred tax benefit of net deferred tax assets.

As of March 31, 2007, deferred income tax assets were $7.9 million, consisting primarily of $7.3 million of other temporary book and tax accounting differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

Fiscal Years Ended March 31, 2007 and 2006

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. License and royalty revenue consist of royalties under license agreements by original equipment manufacturers who incorporate components of our data collection technology into their own products or who reproduce and sell our software products. No one customer or indirect channel partner accounted for more than 10% of our total revenue during fiscal years ended March 31, 2007 and 2006.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$63,524	62%	$63,591	65%	$(67)	—%
Service	38,948	38	34,101	35	4,847	14%
License and royalty	—	—	184	—	(184)	(100)%

Total revenue	$102,472	100%	$97,876	100%	$4,596	5%

Product. Product revenue remained relatively flat compared to the prior year. An increase of approximately 21% in average selling price per unit, resulting from product mix, was offset by a decrease of approximately 23% in unit sales compared to the prior year. The decrease in unit sales and the increase in average selling price were due to sales of higher capacity products, including some of our new product introductions. These higher capacity products are often deployed in smaller numbers by our customers in place of a larger deployment of smaller, lower priced products, resulting in higher average selling prices, lower unit volumes and higher transaction sizes.

Service. The 14% or $4.8 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, combined with continued renewals of customer support agreements from our expanding product installed base. Certain older probe products were removed from service eligibility during fiscal year 2007 and others will be removed in fiscal year 2008.

License and royalty. The 100% or $184 thousand decrease in license and royalty revenue was primarily due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Channel mix:
Indirect	$62,006	61%	$59,626	61%	$2,380	4%
Direct	40,466	39	38,250	39	2,216	6%

Total revenue	$102,472	100%	$97,876	100%	$4,596	5%

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

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$83,671	82%	$77,852	80%	$5,819	7%
International:
Europe – Middle East – Africa	11,689	11	14,790	15	(3,101)	(21)%
Asia Pacific	7,112	7	5,234	5	1,878	36%

Subtotal International	18,801	18	20,024	20	(1,223)	(6)%

Total revenue	$102,472	100%	$97,876	100%	$4,596	5%

Revenue from sales to customers outside North America decreased 6% primarily as a result of a 21% decline in EMEA revenue. The decrease in EMEA sales is due to lower than expected product sales primarily in the mainland Europe region. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$17,184	17%	$18,639	19%	$(1,455)	(8)%
Service	5,424	5	4,928	5	496	10%

Total cost of revenue	$22,608	22%	$23,567	24%	$(959)	(4)%

Gross profit:
Product $	$46,340	45%	$44,952	46%	$1,388	3%
Product %	73%		71%
Service $	33,524	33%	29,173	30%	4,351	15%
Service %	86%		86%
License and royalty $	—	—%	184	—%	(184)	(100)%
License and royalty %	—%		100%

Total gross profit $	$79,864		$74,309		$5,555	7%

Total gross profit %	78%		76%		2%

Product. The 8%, or $1.5 million, decrease in cost of product revenue was primarily due to a decrease of approximately 23% in unit sales offset by an increase of approximately 5% in average cost per unit due to product mix. The product gross margin percentage increased by 2 points to 73% from 71% due to the mix of higher margin product sales in the year ended March 31, 2007. In fiscal 2007 the product revenue mix began to shift more significantly to higher capacity probes and AFMons and away from lower capacity probes and flow collectors. These higher capacity probes and AFMons bring with them a higher standard gross margin which is reflected in this year’s operating results.

Service. The 10% or $496 thousand increase in cost of service revenue was primarily due to a $345 thousand increase in personnel costs associated with our customer support group and a $33 thousand increase in share based compensation due to the adoption of FAS 123R. The 15% or $4.4 million increase in service gross profit corresponds with the 14% or $4.8 million increase in service revenue offset by the 10% or $496 thousand increase in cost of service revenue.

Gross profit. Our gross profit in absolute dollars increased 7% or $5.6 million. This increase was primarily due to the $4.8 million increase in service revenue, offset by the associated $496 thousand increase in service costs and the $67 thousand decrease in product revenue, offset by the associated $1.5 million decrease in product costs. Offsetting the increase in product and service gross profit was the $184 thousand decrease in royalty revenue.

Operating Expenses

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Research and development	$18,320	18%	$18,141	19%	$179	1%

The 1% or $179 thousand increase in research and development expenses is primarily due to a reduction in capitalized development costs in fiscal year 2007 of $284 thousand, $175 thousand in non-recurring engineering expense, and a $92 thousand increase in share-based compensation mainly due to the adoption of SFAS 123R, offset by a $101 thousand decrease in consulting costs, a $178 thousand decrease in personnel expenses due to reduced headcount and a decrease in allocated overhead charges due to reduced headcount. In fiscal year 2006, we capitalized development costs associated with our nGenius Analytics product, which was launched in the first quarter of fiscal year 2007, resulting in lower capitalized costs and higher net research and development expenses in fiscal year 2007. Average headcount in research and development was 106 and 109 for the fiscal years ended March 31, 2007 and 2006, respectively.

Sales and marketing. Sales and marketing expense consist primarily of personnel expenses, overhead and other expenses associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Sales and marketing	$43,490	42%	$40,467	41%	$3,023	7%

The 7% or $3.0 million increase in total sales and marketing expenses was primarily due to a $1.6 million increase in employee related expenses primarily due to increased headcount and incentive compensation and a $857 thousand increase in sales travel due to increased headcount and increased international travel and a $380 thousand increase in share-based compensation due to the adoption of SFAS 123R. Average headcount in sales and marketing was 152 and 145 for the fiscal years ended March 31, 2007 and 2006, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
General and administrative	$10,531	10%	$8,873	9%	$1,658	19%

The 19% or $1.7 million increase in general and administrative expense was primarily due to a charge of $1.4 million related to the retirement of the Company’s co-founder and Chairman and, a $234 thousand increase in work performed by consultants and auditors mainly related to internal control reviews, and a $139 thousand increase in share-based compensation expense due to the adoption of FAS 123R. Average headcount in general and administrative was 53 and 56 for the fiscal years ended March 31, 2007 and 2006, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets relates to non-compete agreements related to the acquisition of substantially all of the assets of Quantiva in the first quarter of fiscal 2006.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Amortization of acquired intangible assets	$155	—%	$149	—%	$6	4%

In-process research and development. In-process research and development represents the various projects and technologies acquired in the acquisition of Quantiva’s business for which technological feasibility had not been established as of the acquisition date and that had no alternative future use.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
In-process research and development	$—	—%	$143	—%	$(143)	(100)%

Interest and Other Income, Net

Interest and other income, net includes interest earned on our cash, cash equivalents and marketable securities and restricted investments, gain (loss) on disposal of equipment and interest expense.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Interest and other income, net	$3,898	4%	$2,627	3%	$1,271	48%

The 48% or $1.3 million increase in interest and other income, net was primarily due to an increase of $8.1 million in the average balance of cash, cash equivalents and marketable securities invested for fiscal 2007 of $93.8 million up from $85.7 million in fiscal 2006 combined with higher market interest rates in fiscal 2007. During the second half of fiscal 2007, we shifted our investment mix towards tax exempt securities which have a lower yield, however, the impact of this shift was offset by the increase in overall market yields during fiscal 2007.

Income Tax Expense

The annual effective tax rate for fiscal year 2007 is 32.0%, compared to an annual effective tax rate of 36.7% for fiscal year 2006. Generally, the annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. The reduction in our effective tax rate compared to the prior year is primarily the result of a change in investment mix towards tax exempt securities during fiscal year 2007, which resulted in a 3.3% decrease in our effective tax rate for the fiscal year ended March 31, 2007.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,598	4%	$3,366	3%	$232	7%

Cumulative effect of accounting change, net of tax

Cumulative effect of accounting change, net of tax includes the effect of applying a forfeiture rate to share based compensation awards upon the adoption of SFAS 123R during the first quarter of fiscal 2007.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cumulative effect of accounting change, net of taxes of $42	$69	—%	$—	—%	$69	100%

Net Income

Net income for the fiscal years ended March 31, 2007 and 2006 is as follows:

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Net income	$7,737	8%	$5,797	6%	$1,940	33%

The $1.9 million increase in net income during the fiscal year ended March 31, 2007 was mainly attributable to the increases in product and service gross profit of $1.4 million and $4.4 million, respectively, and the $1.3 million increase in interest and other income, partially offset by the $4.7 million increase in operating costs.

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

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$63,591	65%	$51,352	60%	$12,239	24%
Service	34,101	35	32,124	38	1,977	6%
License and royalty	184	—	1,738	2	(1,554)	(89)%

Total revenue	$97,876	100%	$85,214	100%	$12,662	15%

Product. The 24% or $12.2 million increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 13% in average selling price per unit due to product mix during the fiscal year ended March 31, 2006 and an increase of approximately 10% in unit sales.

Service. The 6% or $2.0 million increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, combined with continued renewals of customer support agreements from our expanding product installed base. Certain older probe products were removed from service eligibility during fiscal year 2006 and others were removed in fiscal year 2007.

License and royalty. The 89% or $1.6 million decrease in license and royalty revenue was primarily due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement.

Total product and service revenue from direct channels and product, service and license and royalty revenue from indirect channels are as follows:

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Channel mix:
Indirect	$59,626	61%	$46,834	55%	$12,792	27%
Direct	38,250	39	38,380	45	(130)	—%

Total revenue	$97,876	100%	$85,214	100%	$12,662	15%

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

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$77,852	80%	$69,748	82%	$8,104	12%
International:
Europe – Middle East – Africa	14,790	15	11,405	13	3,385	30%
Asia Pacific	5,234	5	4,061	5	1,173	29%

Subtotal International	20,024	20	15,466	18	4,558	29%

Total revenue	$97,876	100%	$85,214	100%	$12,662	15%

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

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$18,639	19%	$16,251	19%	$2,388	15%
Service	4,928	5	4,384	5	544	12%

Total cost of revenue	$23,567	24%	$20,635	24%	$2,932	14%

Gross profit:
Product $	$44,952	46%	$35,101	41%	$9,851	28%
Product %	71%		68%
Service $	29,173	30%	27,740	33%	1,433	5%
Service %	86%		86%
License and royalty $	184	—%	1,738	2%	(1,554)	(89)%
License and royalty %	100%		100%

Total gross profit $	$74,309		$64,579		$9,730	15%

Total gross profit %	76%		76%		—%

Product. The 15% or $2.4 million increase in cost of product revenue corresponds with the 24% or $12.2 million increase in product revenue and an approximate 5% increase in average cost per unit during fiscal year 2006. In addition, in the fiscal year ended March 31, 2006, we recorded $259 thousand in inventory write-downs for slow moving items. Product gross margin percentage increased by 3 points to 71% from 68% due to volume efficiencies realized by revenue increases and due to the mix of higher margin product sales in the twelve months ended March 31, 2006.

Service. The 12% or $544 thousand increase in cost of service revenue was primarily due to a $429 thousand increase in personnel costs due to increased employee compensation, including incentive compensation and a $56 thousand increase in travel expenses. The 5% or $1.4 million increase in service gross profit corresponds with the 6% or $2.0 million increase in service revenue offset by the 12% or $544 thousand increase in cost of service revenue.

Gross profit. Our gross profit in absolute dollars increased 15% or $9.7 million. This increase was primarily due to the $12.2 million increase in product revenue, offset by the associated $2.4 million increase in product costs and the $2.0 million increase in service revenue, offset by the associated $544 thousand increase in service costs. Offsetting the increase in product and service gross profit was the $1.6 million decrease in royalty revenue.

Operating Expenses

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Research and development	$18,141	19%	$16,789	20%	$1,352	8%

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

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Sales and marketing	$40,467	41%	$36,889	43%	$3,578	10%

The 10% or $3.6 million increase in total sales and marketing expenses was primarily due to a $2.2 million increase in sales commission expense that was mainly due to increased revenue attainment and higher attainment of sales incentive programs, a $457 thousand increase in sales travel, and a $229 thousand increase in share-based compensation expenses. Average headcount in sales and marketing was 145 and 147 for the fiscal years ended March 31, 2006 and 2005, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
General and administrative	$8,873	9%	$8,135	10%	$738	9%

The 9% or $738 thousand increase in general and administrative expense was primarily due to a $559 thousand increase in personnel expenses mainly due to three factors: increased headcount to support compliance with Sarbanes-Oxley, an increase in employee base compensation and an increase in employee incentive compensation. The increase in general and administrative expense was also due to a $131 thousand increase in share-based compensation expense. Average headcount in general and administrative was 56 and 52 for the fiscal years ended March 31, 2006 and 2005, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets relates to the acquisition of Quantiva’s business in the first quarter of fiscal 2006.

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Amortization of acquired intangible assets	$149	—%	$—	—%	$149	100%

In-process research and development. In-process research and development represents the various projects and technologies acquired in the acquisition of Quantiva’s business for which technological feasibility had not been established as of the acquisition date and that had no alternative future use.

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
In-process research and development	$143	—%	$—	—%	$143	100%

Interest and Other Income, Net

Interest and other income, net includes interest earned on our cash, cash equivalents and marketable securities and restricted investments, gain (loss) on disposal of equipment and various interest expense.

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Interest and other income, net	$2,627	3%	$1,053	1%	$1,574	150%

The 150% or $1.6 million increase in interest and other income, net was primarily due to higher market interest rates on cash, cash equivalents and marketable securities.

Income Tax Expense

The annual effective tax rate for fiscal year 2006 is 36.7%, compared to an annual effective tax rate of 24.9% for fiscal year 2005. Generally, the annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. We recorded a discrete income tax benefit of $440 thousand during the fiscal year ended March 31, 2005 as a result of the resolution of a federal income tax audit. This discrete tax benefit significantly lowered our annual effective tax rate to 24.9% for fiscal year 2005.

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,366	3%	$949	1%	$2,417	255%

Net Income

Net income for the fiscal years ended March 31, 2006 and 2005 is as follows:

	Fiscal Year Ended March 31,				Change
	2006		2005
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Net income	$5,767	6%	$2,870	3%	$2,897	102%

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

Contractual Obligations

As of March 31, 2007, we had the following current contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$21,753	$3,671	$6,743	$6,651	$4,688
Retirement obligations	3,113	210	429	496	1,978

Total contractual obligations	$24,866	$3,881	$7,172	$7,147	$6,666

We lease facilities and certain equipment under operating lease agreements extending through September 2013 for a total of $21.8 million.

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

Guarantor’s Agreements

The Company warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and expires ninety (90) days thereafter. For hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. This warranty is subject to various exclusions which include but are not limited to non-conformance resulting from modifications made to the software or hardware by a party other than the Company. The Company also warrants that all support services will be performed in a good and workmanlike manner. The Company believes that its product and support services warranties are consistent with commonly accepted industry standards. No warranty cost information is presented since no warranty costs are accrued. Instead, service revenue associated with warranty is deferred at the time of a hardware or software sale and is recognized over the warranty period.

Contracts that the Company enters into in the ordinary course of business may contain indemnification provisions. Pursuant to these agreements, the Company may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or European Union (“EU”) or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU, and/or other selected countries’ trademark or intellectual property rights. Moreover, this indemnity may require the Company to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following:

	Year Ending March 31,
	2007	2006	2005
	(Dollars in thousands)
Cash and cash equivalents	$18,925	$61,676	$57,070
Short-term marketable securities	69,204	19,810	26,793
Long-term marketable securities	11,975	5,979	—

Cash, cash equivalents, and marketable securities	$100,104	$87,465	$83,863

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. Under the agreement we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of March 31, 2007, we were in compliance with all such covenants.

Cash, cash equivalents, and marketable securities increased by $12.6 million from March 31, 2006 to March 31, 2007. While cash and cash equivalents decreased by $42.8 million, short and long-term marketable securities increased in total by $55.4 million.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31,
	2007	2006	2005
	(Dollars in thousands)
Net cash provided by operating activities	$14,419	$15,623	$10,457
Net cash provided by (used in) investing activities	(58,997)	(13,339)	26,114
Net cash provided by financing activities	1,827	2,322	1,488

Net cash provided by operating activities.

Net cash provided by operating activities amounted to $14.4 million during the fiscal year ended March 31, 2007. The primary sources of operating cash flow in the fiscal year ended March 31, 2007 included net income of $7.7 million, adjusted to exclude the effects of non-cash items of $5.9 million, including depreciation and amortization and share-based compensation expense, a decrease of $926 thousand in accrued compensation and other expenses primarily as a result of incentive compensation and sales commissions, and an increase in deferred revenue of $2.8 million mainly due to an increase in the number of customer support agreements attributable to new product sales generated over the last fiscal year combined with continued renewals of customer support agreements from our expanding product installed base, offset by a $1.9 million increase in inventories due to the increased order volume and a $1.6 million increase in accounts receivables as a result of additional sales and the timing of such sales within the fiscal year ended March 31, 2007.

Net cash provided by operating activities amounted to $15.6 million during the fiscal year ended March 31, 2006. The primary sources of operating cash flow in the fiscal year ended March 31, 2006 included net income of $5.8 million, adjusted to exclude the effects of non-cash items such as depreciation and amortization, deferred income taxes and share-based compensation expense of $7.4 million, an increase of $2.8 million in accrued compensation and other expenses primarily as a result of incentive compensation and sales commissions, and an increase in deferred revenue of $4.0 million mainly due to an increase in the number of customer support agreements attributable to new product sales generated during fiscal 2006 combined with continued renewals of customer support agreements from the expanding product installed base, offset by a $4.9 million increase in accounts receivables as a result of the timing of sales within the fiscal year ended March 31, 2006.

Net cash provided by operating activities amounted to $10.5 million during the fiscal year ended March 31, 2005. The primary sources of operating cash flow in the fiscal year ended March 31, 2005 included net income of $2.9 million, adjusted to exclude the effects of non-cash items such as depreciation and amortization and deferred income taxes of $3.7 million, an increase of $2.7 million in accrued compensation and other expenses primarily as a result of the timing of payroll cycles and non-sales incentive compensation and sales commissions, and an increase in deferred revenue of $2.0 million mainly due to an increase in the number of customer support agreements attributable to new product sales generated during fiscal 2005 combined with continued renewals of customer support agreements from the expanding product installed base, a reduction of $252 thousand in inventory due to inventory management and an increase of $536 thousand in accounts payable due to the timing of payments, offset by an increase of $1.0 million in accounts receivable as a result of the timing of sales within the fiscal year ended March 31, 2005 and an increase of $842 thousand in prepaids and other current assets mainly due to various prepayments of software maintenance contracts, marketing and sales events and restricted investments.

Net cash(used in) provided by investing activities.

For the fiscal years ended March 31, 2007, 2006 and 2005, cash (used in) provided by investing activities reflects the purchase of marketable securities of $104.1 million, $73.3 million and, $68.6 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $48.9 million, $74.3 million and $98.1 million, respectively. Cash used in investing activities also includes capital expenditures. Capital expenditures for internal use software of $1.5 million, 1.4 million and $403 thousand, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, represent costs of procurement and development of a new ERP system that is expected to be substantially complete and ready for its intended use in fiscal year 2008. Capital expenditures for fixed assets of $2.2 million, $3.2 million and $3.0 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, represent an investment in our infrastructure as we prepare for future growth. We anticipate that our investment in our infrastructure will continue in future quarters. For the fiscal year ended March 31, 2006, net cash (used in) provided by investing activities also reflects the acquisition of Quantiva’s business for $9.5 million in cash consideration. Also, for the fiscal year ended March 31, 2005, cash (used in) provided by investing activities was reduced by the investment in acquired capitalized software development costs related to nGenius Performance Manager 2.0 of $1.3 million.

Net cash provided by financing activities.

For the fiscal years ended March 31, 2007, 2006 and 2005, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the employee stock purchase plan and the exercise of stock options of $3.9 million, $2.3 million and $1.5 million, respectively. For the fiscal year ended March 31, 2007, cash provided by financing activities also reflected the purchase of treasury stock of $2.4 million, in connection with our open market stock repurchase program. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of its outstanding common stock, subject to market conditions and other factors. On July 26, 2006, the Company announced that it had expanded the existing open market repurchase program to enable the Company to purchase an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4,000,000. Through the fiscal year ended March 31, 2007, NetScout had repurchased 328,794 shares of its common stock into treasury stock through its open market stock repurchase program. Cash to be used under this program in the future is undeterminable at this point in time.

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

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently assessing the impact of adopting FIN 48 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adopting SFAS 157, but does not expect that it will have a material effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of adoption of SFAS 159, but does not expect that it will have a material effect on its consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills and municipal bonds. NetScout’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents. NetScout’s exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that we currently have a $10.0 million line of credit with no amounts outstanding under the line and no other outstanding interest-bearing debt.

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

Item 8. Financial Statements and Supplementary Data

NetScout’s Consolidated Financial Statements and Schedule and Report of Independent Registered Public Accounting Firm appear beginning on page F-1 attached to this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 12, 2007.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 12, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 12, 2007.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 12, 2007.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 12, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedule

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
Anil K. Singhal President, Chief Executive Officer, and Chairman

Date: June 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	June 4, 2007

/s/ DAVID P. SOMMERS David P. Sommers	Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)	June 4, 2007

/s/ JEFFREY R. WAKELY Jeffrey R. Wakely	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	June 4, 2007

/s/ VICTOR A. DEMARINES Victor A. DeMarines	Director	June 4, 2007

/s/ JOHN R. EGAN John R. Egan	Director	June 4, 2007

/s/ JOSEPH G. HADZIMA, Jr. Joseph G. Hadzima, Jr	Director	June 4, 2007

/s/ STUART MCGUIGAN Stuart McGuigan	Director	June 4, 2007

/s/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	June 4, 2007

/s/ STEPHEN PEARSE Stephen Pearse	Director	June 4, 2007

N etScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of NetScout Systems, Inc.:

We have completed integrated audits of NetScout Systems Inc.’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

June 4, 2007

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents.	$18,925	$61,676
Marketable securities.	69,204	19,810
Accounts receivable, net of allowance for doubtful accounts of $9 and $44 at March 31, 2007 and 2006, respectively.	18,317	16,765
Inventories	4,562	2,816
Refundable income taxes	657	985
Deferred income taxes.	2,535	2,896
Restricted cash	—	1,339
Prepaid expenses and other current assets.	3,380	3,119

Total current assets.	117,580	109,406
Fixed assets, net.	8,262	7,577
Goodwill	36,561	36,561
Acquired intangible assets, net.	442	1,015
Capitalized software development costs, net	170	312
Deferred income taxes.	5,382	4,889
Long-term marketable securities.	11,975	5,979
Other assets.	47	16

Total assets	$180,419	$165,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable.	$3,023	$2,727
Accrued compensation.	8,271	8,635
Accrued other.	2,609	2,325
Income taxes payable	192	—
Deferred acquisition payment.	—	1,339
Deferred revenue.	23,992	21,382

Total current liabilities.	38,087	36,408

Other long-term liabilities	1,008	1,157
Accrued long-term retirement benefits (Note 16).	1,155	—
Deferred revenue.	1,762	1,599

Total liabilities	42,012	39,164

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2007 and 2006	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 36,581,852 and 35,488,019 shares issued and 32,049,835 and 31,284,796 shares outstanding at March 31, 2007 and 2006, respectively	36	35
Additional paid-in capital	122,074	120,057
Accumulated other comprehensive loss.	(46)	(122)
Deferred compensation	—	(4,434)
Treasury stock at cost, 4,532,017 and 4,203,223 shares at March 31, 2007 and 2006, respectively	(28,939)	(26,490)
Retained earnings	45,282	37,545

Total stockholders’ equity	138,407	126,591

Total liabilities and stockholders’ equity	$180,419	$165,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended March 31,
	2007	2006	2005
Revenue:
Product.	$63,524	$63,591	$51,352
Service	38,948	34,101	32,124
License and royalty	—	184	1,738

Total revenue	102,472	97,876	85,214

Cost of revenue:
Product(1).	17,184	18,639	16,251
Service(1).	5,424	4,928	4,384

Total cost of revenue	22,608	23,567	20,635

Gross profit	79,864	74,309	64,579

Operating expenses:
Research and development(1) .	18,320	18,141	16,789
Sales and marketing(1).	43,490	40,467	36,889
General and administrative(1)(2).	10,531	8,873	8,135
Amortization of acquired intangible assets.	155	149	—
In-process research and development.	—	143	—

Total operating expenses.	72,496	67,773	61,813

Income from operations.	7,368	6,536	2,766

Interest and other income, net:
Interest income	3,992	2,646	1,204
Interest expense	(85)	(23)	(127)
Other income (expense)	(9)	4	(24)

Total interest and other income, net	3,898	2,627	1,053

Income before income tax expense and cumulative effect of accounting change	11,266	9,163	3,819
Income tax expense	3,598	3,366	949

Income before cumulative effect of accounting change	7,668	5,797	2,870
Cumulative effect of accounting change, net of taxes of $42	69	—	—

Net income.	$7,737	$5,797	$2,870

Basic net income per share.	$0.24	$0.19	$0.09
Diluted net income per share.	$0.23	$0.18	$0.09
Shares used in computing:
Basic net income per share	31,713	31,041	30,572
Diluted net income per share.	33,050	31,885	31,521

(1)Share-based compensation expenses included in these amounts are as follows:
Cost of product revenue	$41	$11	$—
Cost of service revenue	51	14	—
Research and development	503	411	—
Sales and marketing	608	228	—
General and administrative	270	131	—

Total share-based compensation expense, before income tax effect	$1,473	$795	$—

(2)	Includes a charge of $1.4 million relating to the retirement of the Company’s outgoing Founder and Chairman during the fourth quarter of fiscal year 2007 (see note 16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share and per share data)

	Common stock Voting		Additional Paid In Capital	Accum- ulated Other Compre- hensive Income	Deferred Compensation	Treasury Stock	Retained Earnings	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Par Value
Balance, March 31, 2004	34,584,577	$34	$110,683	$7	$—	$(26,490)	$28,878	$113,112
Net income							2,870	2,870	$2,870
Net unrealized investment gains (losses)				(137)				(137)	(137)

Comprehensive income, net of tax of $0									$2,733

Issuance of common stock pursuant to exercise of options	165,552	1	743					744
Issuance of common stock pursuant to employee stock purchase plan	142,144	—	744					744
Tax benefits of disquailifying dispositions of incentive stock options			116					116

Balance, March 31, 2005	34,892,273	35	112,286	(130)	—	(26,490)	31,748	117,449
Net Income	—	—	—	—	—	—	5,797	5,797	$5,797
Net unrealized investment gains (losses)	—	—	—	8	—	—	—	8	8

Comprehensive income, net of tax of $0									$5,805

Issuance of common stock pursuant to exercise of options	399,564	—	1,695		—			1,695
Issuance of common stock pursuant to employee stock purchase plan	196,182	—	627		—			627
Grant of restricted stock units			5,045		(5,045)			—
Stock-based compensation expense for awards granted to employees			—		611			611
Stock-based compensation expense for awards granted to non-employees			170					170
Acceleration of vesting period of stock options granted prior to 12/31/04			14		(14)			—
Stock-based compensation expense for acceleration of options			—		14			14
Tax benefits of disqualifying disposititions of incentive stock options			220		—			220

Balance, March 31, 2006	35,488,019	35	120,057	(122)	(4,434)	(26,490)	37,545	126,591
Net Income							7,737	7,737	$7,737
Net unrealized investment gains (losses)				76				76	76

Comprehensive income, net of tax of $0									$7,813

Effect of adoption of SFAS 123(r)			(4,545)		4,434			(111)
Issuance of common stock pursuant to exercise of options	833,069	1	3,871					3,872
Issuance of common stock pursuant to vesting of restricted stock options	260,764	—	—					—
Stock-based compensation expense for awards granted to employees			1,403					1,403
Stock-based compensation expense for awards granted to non-employees			70					70
Repurchase of treasury stock						(2,449)		(2,449)
Tax benefits of disqualifying disposititions of incentive stock options			1,218					1,218

Balance, March 31, 2007	36,581,852	$36	$122,074	$(46)	$—	$(28,939)	$45,282	$138,407

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$7,737	$5,797	$2,870
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change	(111)	—	—
Depreciation and amortization	3,696	3,640	3,381
In-process research and development		143
Loss on disposal of fixed assets.	7	173	104
Inventory write-down.	183	259	—
Share-based compensation expense associated with equity awards	1,473	795	—
Tax benefit from stock options exercised	813	—	—
Deferred income taxes.	(132)	2,377	219
Changes in assets and liabilities net of the effects of the acquisition of Quantiva’s business:
Accounts receivable, net	(1,552)	(4,879)	(1,035)
Inventories.	(1,929)	39	252
Refundable income taxes	328	414	703
Prepaid expenses and other current assets	(250)	(115)	(842)
Other assets.	(31)	(7)	36
Accounts payable	296	207	536
Accrued compensation and other expenses	926	2,756	2,740
Income taxes payable	192	—	(490)
Deferred revenue.	2,773	4,024	1,983

Net cash provided by operating activities	14,419	15,623	10,457

Cash flows from investing activities:
Purchase of marketable securities	(104,183)	(73,301)	(68,573)
Proceeds from maturity of marketable securities.	48,859	74,319	98,105
Purchase of fixed assets	(2,183)	(3,179)	(3,015)
Capitalized expenditures for internal use software.	(1,475)	(1,403)	(403)
Acquisition of Quantiva’s business	—	(9,463)	—
Capitalized software development costs	(15)	(312)	—

Net cash (used in) provided by investing activities	(58,997)	(13,339)	26,114

Cash flows from financing activities:
Proceeds from issuance of common stock.	3,871	2,322	1,488
Purchase of treasury shares	(2,449)	—	—
Tax benefit from stock options exercised	405	—	—

Net cash provided by financing activities	1,827	2,322	1,488

Net increase (decrease) in cash and cash equivalents.	(42,751)	4,606	38,059
Cash and cash equivalents, beginning of period.	61,676	57,070	19,011

Cash and cash equivalents, end of period.	$18,925	$61,676	$57,070

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$19	$124
Cash paid for income taxes.	3,314	665	612

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, valuation of inventories, valuation of goodwill and acquired intangible assets, capitalization of software development costs, internal use software, and income taxes. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Cash and Cash Equivalents and Marketable Securities

NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Under the provisions of SFAS 115, NetScout has classified its investments as “available-for-sale”, which are carried at fair value based on quoted market prices and associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills and municipal bonds.

At March 31, 2007 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.1 million, which is included in prepaid and other current assets. At March 31, 2007 and 2006, there were unrealized losses of $13 thousand and $24 thousand, respectively, recorded as other comprehensive income (loss), net of $0 tax.

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

Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides three months of software support and 12 months of hardware support as part of product sales. Revenue related to the software support is recognized ratably over the three month support period. Revenue related to the hardware support is recognized ratably over the 12-month support period. In addition, customers can elect to purchase extended support agreements for periods after the software warranty expiration, typically for 12-month periods. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

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

For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price customers pay when the element is sold separately. The separate sales of the undelivered elements is reviewed on a semi-annual basis and when appropriate, vendor-specific objective evidence of fair value for such elements is updated to ensure that it reflects recent pricing experience.

Concentration of Credit Risk and Significant Customers

The carrying value of NetScout’s financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable are carried at their approximate fair values due to their short-term maturities. Long-term marketable securities are stated at fair value based on quoted market prices. In reference to the Company’s accounts receivables, management believes the Company’s credit practices are prudent and reflect normal industry terms and business risk. At March 31, 2007 and 2006, one customer accounted for approximately 23% and 20% of our accounts receivable balance, respectively. No customer accounted for more than 10% of NetScout’s total revenue during the fiscal years ended March 31, 2007, 2006 and 2005. Historically, we have not experienced any significant non-performance by our customers nor do we anticipate non-performance by our customers in the future, and, accordingly, we do not require collateral from our customers.

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

Goodwill and Acquired Intangible Assets

In April 2005, NetScout recorded goodwill and acquired intangible assets using the purchase method in connection with the acquisition of substantially all of the assets of Quantiva, Inc. (“Quantiva”) (note 6). Acquired intangible assets consist of software and non-compete agreements. NetScout amortizes acquired intangible assets over their estimated useful lives on a straight-line basis. The acquired in-process research and development (“IPR&D”) projects and technologies which had no alternative future use and that had not reached technological feasibility at the date of acquisition were expensed in the same period the assets were acquired.

NetScout assesses goodwill for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess. The Company’s primary measurement to assess goodwill for impairment is to compare the Company’s period ending market value to total stockholders’ equity. If the recorded value of stockholders’ equity was to exceed the Company’s market value as of the period end, the Company’s goodwill would potentially be impaired and would require the Company to pursue a more in depth analysis to determine if impairment has actually occurred. At March 31, 2007, NetScout determined that there had been no impairment of goodwill.

Capitalized Software Development Costs and Internal Use Software

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of March 31 2007 and 2006, capitalized software development costs for the nGenius Analytics product totaled $327 thousand and $312 thousand, respectively. Beginning in April 2006, the nGenius Analytics product was available for sale and the Company commenced amortization on a straight-line basis over a two-year period. Amortization of capitalized software development costs for the Company’s nGenius Analytics product totaled $157 thousand for the fiscal year ended March 31, 2007. Amortization of capitalized software development costs for previously capitalized software products, which became fully amortized during fiscal 2006, were $221 thousand and $663 thousand for the fiscal years ended March 31, 2006 and 2005, respectively.

The Company also capitalizes acquired software in accordance with SFAS 86. During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of acquired software obtained in connection with the acquisition of Quantiva’s business (Note 6). Acquired capitalized software, net, of $436 thousand and $854 thousand as of March 31, 2007 and 2006, respectively, net of accumulated amortization, is included on the balance sheet within acquired intangible assets, net. Amortization of acquired software is recorded on a straight-line basis over three years. Amortization of capitalized acquired software was $418 thousand and $401 thousand for the fiscal years ended March 31, 2007 and 2006, respectively.

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

Certain costs incurred in the procurement and development of a new Enterprise Resource Planning (“ERP”) system are capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Preliminary project planning costs associated with the project were expensed as incurred. As of March 31, 2007 and 2006, capitalized software for the ERP system totaling $3.3 million and $1.4 million, respectively is included on the balance sheet within fixed assets, net. Amortization of internal use software will be recorded on a straight-line basis over five years once the project is substantially complete and ready for its intended use, which is expected to be during fiscal year 2008.

Share-based Compensation

Effective April 1, 2006, NetScout adopted the fair value recognition provisions of SFAS 123R “Share-Based Payment”, using the modified prospective application transition method and, therefore, has not restated prior periods’ results. Under this method compensation expense is recognized for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, share-based compensation is calculated net of an estimated forfeiture rate and compensation cost is only recognized for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123R, share-based compensation was accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price, granted restricted stock units or granted options to non-employees. Had compensation cost for the Company’s option plans been determined based on fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share on a pro forma basis would have been as follows:

	Year ended March 31,
	2006	2005
Net income as reported	$5,797	$2,870
Add: stock–based compensation under APB 25, net of tax	390	—
Deduct: share-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,717)	(4,461)

Pro forma net income (loss)	$1,470	$(1,591)

Basic net income (loss) per share:
As reported	$0.19	$0.09
Pro forma	$0.05	$(0.05)
Diluted net income (loss) per share:
As reported	$0.18	$0.09
Pro forma	$0.05	$(0.05)

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended March 31,
Option Plans	2006	2005
Expected option term	5 years	4 years
Weighted average risk-free interest rate	4.0%	3.6%
Expected stock price volatility	95%	100%
Dividend yield	—	—
Weighted average fair value per share	$3.32	$4.53

	Year ended March 31,
Stock Purchase Plan	2006	2005
Expected option term	0.5 years	0.5 years
Weighted average risk-free interest rate	3.2%	1.8%
Expected stock price volatility	59%	100%
Dividend yield	—	—
Weighted average fair value per share	$1.23	$2.39

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

Foreign Currency

Assets and liabilities of subsidiaries outside the U.S. are translated into U.S. dollars using exchange rates that are historical or in effect as of the balance sheet date in accordance with SFAS No. 52, “Foreign Currency Translation.” The effects of these foreign currency translation adjustments are included in the consolidated statements of operations since foreign operations are an extension of the domestic operations. Revenue attributable to foreign locations is contracted in U.S. dollars and, as a result, there are no foreign currency gains or losses related to these transactions. Foreign subsidiary expense accounts are translated at the foreign exchange rate in effect at the time the transaction was recorded.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was $86 thousand, $120 thousand and $31 thousand for the years ended March 31, 2007, 2006 and 2005, respectively.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on marketable securities and restricted investment. Total comprehensive income for the fiscal years ended March 31, 2007, 2006, and 2005 is as follows:

	Year ended March 31,
	2007	2006	2005
Net income	$7,737	$5,797	$2,870
Unrealized gain (loss) on marketable securities and restricted investments, net of $0 tax	76	8	(137)

Total comprehensive income	$7,813	$5,805	$2,733

Income Taxes

NetScout accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the effect of any net operating loss and tax credit carryforwards. Income tax expense is comprised of the current tax liability and the change in deferred tax assets and liabilities. A valuation allowance is established to the extent that it is more likely than not that the deferred tax assets will not be realized.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options, shares of common stock subject to repurchase and restricted stock units using the “treasury stock” method.

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently assessing the impact of adopting FIN 48 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of adoption of SFAS 159, but does not expect that it will have a material effect on its consolidated financial position or results of operations.

3. Marketable Securities

The following is a summary of marketable securities held by NetScout at March 31, 2007, with maturity dates of April 2007 through March 2009:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$82,336	$(46)	$82,290
Less: restricted investment	1,124	(13)	1,111

Marketable securities	$81,212	$(33)	$81,179

Short-term marketable securities			$69,204

Long-term marketable securities			$11,975

The following is a summary of marketable securities held by NetScout at March 31, 2006, with maturity dates of April 2006 through February 2008:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$16,213	$(122)	$16,091
Commercial paper	10,819	—	10,819
Less: restricted investment	1,145	(24)	1,121

Marketable securities	$25,887	$(98)	$25,789

Short-term marketable securities			$19,810

Long-term marketable securities			$5,979

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

4. Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	March 31,
	2007	2006
Raw materials	$3,270	$2,213
Work in process	143	102
Finished goods	1,149	501

	$4,562	$2,816

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life in Years	March 31,
		2007	2006
Furniture and fixtures	3-7	$2,102	$2,056
Computer equipment and purchased software	3	23,938	21,479
Demonstration and spare part units	2	2,759	2,233
Leasehold improvements	4-12	3,280	3,467

		32,079	29,235
Less—accumulated depreciation		(23,817)	(21,658)

		$8,262	$7,577

Depreciation expense on fixed assets for the years ended March 31, 2007, 2006 and 2005 was $3.0 million, $2.9 million, and $2.7 million, respectively.

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

The total purchase price was $9.5 million and was paid in cash. The purchase price included $1.3 million in escrow that was paid in the second quarter of fiscal 2007. The Company had recorded the cash in escrow as restricted cash on the consolidated balance sheet as of March 31, 2006, with an offsetting liability reported as deferred acquisition payment. The escrow account was established to satisfy potential claims and obligations that could arise subsequent to the acquisition. The purchase price included capitalized acquisition costs of $166 thousand consisting of legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142,

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

6. Acquisition (Continued)

“Goodwill and Other Intangible Assets.” The total purchase price of $9.5 million has been allocated to the tangible and intangible assets acquired based on the Company’s estimates of fair values at the time of acquisition as follows:

Current assets	$7
Fixed assets	26
Intangible assets	1,708
Goodwill	7,722

Total purchase price including acquisition costs	$9,463

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from new technology and synergies related to the integration of Quantiva with the Company’s nGenius Performance Management solution. Goodwill from the Quantiva acquisition will be included within the Company’s one reporting unit. Goodwill is deductible for tax purposes over a 15-year period.

The following table reflects the estimated fair value of the acquired intangible assets and related estimates of useful lives:

Software	$1,255	3-year useful life
Non-compete agreements	310	2-year useful life
In-process research and development	143

	$1,708

The acquired research and development of $143 thousand was charged to operating expenses on the consolidated statement of operations during the fiscal quarter ended June 30, 2005.

7. Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $36.6 million as of March 31, 2007 and 2006. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000 and substantially all of the assets of Quantiva on April 14, 2005 (Note 6).

There was no change in the carrying amount of goodwill for the fiscal year ended March 31, 2007. The change in the carrying amount of goodwill for the fiscal year ended March 31, 2006 is as follows:

For the Twelve Months Ended March 31, 2006
Balance as of beginning of period	$28,839
Goodwill related to the acquisition of Quantiva’s business	7,722

Balance as of March 31, 2006	$36,561

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

7. Goodwill & Acquired Intangible Assets (Continued)

Acquired intangible assets

The net carrying amount of acquired intangible assets was $442 thousand as of March 31, 2007. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis. Acquired intangible assets consist of the following as of March 31, 2007:

	Cost	March 31, 2007 Accumulated Amortization	Net
Software	$1,255	$819	$436
Non-Compete Agreements	310	304	6

	$1,565	$1,123	$442

Amortization of acquired software included as cost of product revenue was $418 thousand for the fiscal year ended March 31, 2007. Amortization of other acquired intangible assets included as operating expense was $155 thousand for the fiscal year ended March 31, 2007.

Acquired intangible assets consist of the following as of March 31, 2006:

	March 31, 2006
	Cost	Accumulated Amortization	Net
Software	$1,255	$401	$854
Non-Compete Agreements	310	149	161

	$1,565	$550	$1,015

Amortization of acquired software included as cost of product revenue was $401 thousand for the fiscal year ended March 31, 2006. Amortization of other acquired intangible assets included as operating expense was $149 thousand for the fiscal year ended March 31, 2006.

The following is the expected future amortization expense for the years ended March 31:

2008	$425
2009	17

Total	$442

The weighted average useful life of acquired intangible assets is 2.8 years.

8. Capitalized Software Development Costs and Acquired Software

During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of March 31, 2007, capitalized software development costs for the nGenius Analytics product totaled $327 thousand. Beginning in April 2006, the Company commenced amortization of the capitalized software development costs for the nGenius Analytics project on a straight-line basis over two years.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

8. Capitalized Software Development Costs and Acquired Software (Continued)

Amortization of capitalized software development costs were $157 thousand for the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2004, the Company capitalized $1.3 million of software development costs. Beginning in August 2003, the Company commenced amortization of capitalized software development costs on a straight-line basis over a two-year period. Amortization of capitalized software development costs were $221 thousand and $663 thousand for the fiscal years ended March 31, 2006 and 2005, respectively.

During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of Quantiva’s business (Note 6). Purchased capitalized software is included on the balance sheet within acquired intangible assets, net. Amortization of purchased software is recorded on a straight-line basis over three years. Amortization of capitalized purchased software was $418 thousand for the fiscal year ended March 31, 2007.

9. Line of Credit

At March 31, 2007, NetScout had a revolving line of credit with a bank under which it can borrow up to $10 million based upon a percentage of eligible accounts receivable. Borrowings under the line are payable on demand and bear interest at the bank’s prime rate (8.25% at March 31, 2007). NetScout’s accounts receivable and inventory collateralize the line of credit. Under the terms of the agreement, NetScout is required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth covenant that requires NetScout to maintain a minimum tangible net worth of no less than $70 million. NetScout was in compliance with all financial covenants at March 31, 2007. No borrowings were outstanding under the line of credit at March 31, 2007.

10. Net Income Per Share

Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	Year ended March 31,
	2007	2006	2005
Basic:
Net income	$7,737	$5,797	$2,870

Weighted average common shares outstanding	31,713,004	31,040,871	30,571,862

Basic net income per share	$0.24	$0.19	$0.09

Diluted:
Net income	$7,737	$5,797	$2,870

Weighted average common shares outstanding	31,713,004	31,040,871	30,571,862
Weighted average stock options	1,115,543	747,792	948,908
Weighted average restricted stock units	220,970	95,927	—

Diluted weighted average shares	33,049,517	31,884,590	31,520,770

Diluted net income per share	$0.23	$0.18	$0.09

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

10. Net Income Per Share (Continued)

The following table sets forth potential common stock excluded from the calculation of diluted net income per share, since the inclusion would be antidilutive:

	Year ended March 31,
	2007	2006	2005
Stock options	560,813	1,414,802	1,454,686
Restricted stock units	1,887	—	—

11. Material Transactions Affecting Stockholders’ Equity

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

On April 14, 2005, the Company granted share-based awards to employees who were former employees of Quantiva and to a consultant who was a former consultant of Quantiva, a company that sold substantially all of its assets to NetScout (Note 6). These awards consisted of grants of 154,345 restricted stock units, which vest over two years and do not have an exercise price. The Company recorded the intrinsic value and the fair value of the restricted stock units granted to former employees as deferred compensation and recognized the current period expense in accordance with the Emerging Issues Task Force (“EITF”) issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The Company recorded the current period expense for the restricted stock granted to the consultant to stockholders’ equity in accordance with EITF 96-18. The Company estimated the fair value of these restricted stock units as $4.14 per share, which represented the closing price of the Company’s common stock on the date of grant. Upon the grant of the restricted stock units to employees, deferred compensation for the fair market value of the restricted stock units were recorded within stockholders’ equity and was to be subsequently amortized as compensation expense over the vesting period. The restricted stock units issued to the consultant of Quantiva will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the vesting period. The aggregate intrinsic value of these awards at March 31, 2007 was approximately $711 thousand. Amortization expense related to these grants for the fiscal years ended March 31, 2007 and 2006 was $310 thousand and $373 thousand, respectively.

On September 14, 2005, the Company granted share-based awards to non-employee members of the Company’s Board of Directors. These awards consisted of 33,210 restricted stock units, which vested on the date of the 2006 annual meeting of the stockholders. The restricted stock units do not have an exercise price. In addition, the Company paid each member of the Board of Directors $20 thousand upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company recognized the expense related to these payments over a period equal to the vesting period of the restricted stock units, which was one year. Operating expenses related to these tax defrayment payments for the years ended March 31, 2007 and 2006, was $55 thousand and $65 thousand, respectively.

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

the next annual meeting of the stockholders, provided that during such time, such directors attend at least 75% of the meetings of the Board and any committee of the Board, collectively, of which such directors are members. In the event that the foregoing attendance requirements are not met, the restricted stock units will not vest until the third anniversary of the date of grant. The restricted stock units do not have an exercise price. The fair value of these awards at March 31, 2007 was approximately $150 thousand. In addition, the Company will pay each member of the Board of Directors $20 thousand upon issuance of the underlying shares in conjunction with the vesting and payout of the restricted stock units to defray personal taxes related to the issuance. The Company is recognizing the expense related to these payments over a period equal to the vesting period of the restricted stock units, which is one year. Operating expenses related to these tax defrayment payments for the year ended March 31, 2007 was $55 thousand.

Periodically, the Company grants share-based awards to employees and officers of the Company. These awards represent restricted stock units, which typically vest over four years and do not have an exercise price.

Stock Options

On April 14, 2005, the Company granted equity-based awards to certain former consultants of Quantiva. These awards consisted of options to purchase 20,000 of the Company’s common shares, which vest over a four-year period, and have an exercise price of $4.14 per share. The Company recorded the current period expense for the stock options granted to the consultants to stockholders’ equity. Compensation expense related to these options for the fiscal years ended March 31, 2007 and 2006 was $92 thousand and $76 thousand, respectively. The Company calculated the fair value and related compensation expense in accordance with EITF 96-18. These options will be marked-to-market at each reporting date until exercised with changes being charged to compensation expense on a pro-rata basis over the expected vesting period with any unexpensed amounts included in deferred compensation.

Fair value of the stock options was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	None
Expected volatility	95%
Risk-free interest rate	3.99%
Expected life (years)	5

Acceleration of Stock Option Vesting Period

On May 4, 2005, the Board of Directors of the Company approved the acceleration of vesting of all stock options issued on or before December 31, 2004 that were to become exercisable on or after April 1, 2006, so that all such options became fully exercisable on March 31, 2006. Such options had been granted under the Company’s equity compensation plans and are held by the Company’s officers and employees, including its executive officers. The exercise prices of substantially all of these options were in excess of the then current market price of the Company’s common stock and, thus, were considered “out-of-the-money” as of the modification date. Options to purchase 621,234 shares of common stock or 39% of the Company’s outstanding unvested options (of which 7% of the Company’s outstanding unvested options were held by the Company’s executive officers) were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration was $5.62. Compensation expense as a result of the acceleration was $14 thousand for the fiscal year ended March 31, 2006.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

12. Capital Stock

Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. Through June 30, 2006, the Company had repurchased 158,000 shares of common stock under this original program. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4,000,000. During the year ended March 31, 2007, the Company repurchased 328,794 additional shares of common stock.

13. Stock Plans

1990 Stock Option Plan

In October 1990, NetScout adopted the 1990 Stock Option Plan. The 1990 Stock Option Plan provides for the granting of incentive and non-qualified stock options to employees, directors and consultants of NetScout. The 1990 Stock Option Plan, as amended, allows for the issuance of options to purchase up to 4,514,666 shares of non-voting common stock. The Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option is exercisable, generally over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). As of March 31, 2007, options to purchase an aggregate of 193,878 shares of common stock at a weighted average exercise price of $4.34 per share were outstanding under the 1990 Stock Option Plan. No additional option grants will be made under the 1990 Stock Option Plan.

1999 Stock Option and Incentive Plan

In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (the “1999 Stock Option Plan”). The 1999 Stock Option Plan provides for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout may grant options that are intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options may be granted only to employees of NetScout. The 1999 Stock Option Plan is administered by the Compensation Committee. For administrative convenience, the Board of Directors has also established the Equity Compensation Committee, which is responsible for granting share-based awards to employees and consultants of the Company who are not directors or executive officers of the Company. The Equity Compensation Committee operates under guidelines established by the Board of Directors. Subject to the provisions of the 1999 Stock Option Plan, the Compensation Committee has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Share-based awards generally vest over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The 1999 Stock Option Plan permits the granting of restricted

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

13. Stock Plans (Continued)

stock and restricted stock units, collectively referred to as “equity-based awards.” Equity-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. A total of 9,500,000 shares of common stock are reserved for issuance under the 1999 Stock Option Plan. As of March 31, 2007, options to purchase an aggregate of 3,027,287 shares of common stock at a weighted average exercise price of $6.45 per share were outstanding under the 1999 Stock Option Plan.

1997 and 2000 Incentive Plans

In July 2000, NetScout assumed NextPoint’s 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan as part of the acquisition of NextPoint. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that (i) only fifty percent (50%) of such option holder’s options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four-year period. As of March 31, 2007, options to purchase an aggregate of 48,566 shares of common stock at a weighted average exercise price of $3.18 per share were outstanding under the 1997 Stock Incentive Plan. As of March 31, 2007, options to purchase an aggregate of 4,558 shares of common stock at a weighted average exercise price of $8.83 per share were outstanding under the 2000 Stock Incentive Plan. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

Transactions under the 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans during the fiscal years ended March 31, 2005, 2006 and 2007 are summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding-March 31, 2004	4,758,963	$6.35	—	$—
Granted	454,200	$6.35	—	$—
Exercised (Options)/Issued (RSU’s)	(165,552)	$4.49	—	$—
Canceled	(346,868)	$11.85	—	$—

Outstanding-March 31, 2005	4,700,743	$6.01	—	$—

Granted	168,950	$4.49	848,496	$6.06
Exercised (Options)/Issued (RSU’s)	(399,564)	$4.24	—	$—
Canceled	(280,285)	$6.51	(5,968)	$6.50

Outstanding-March 31, 2006	4,189,844	$6.08	842,528	$6.05

Granted	—	$—	98,106	$7.76
Exercised (Options)/Issued (RSU’s)	(833,069)	$4.65	(260,764)	$8.34
Canceled	(82,486)	$12.55	(62,246)	$6.64

Outstanding-March 31, 2007	3,274,289	$6.28	617,624	$5.30

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

13. Stock Plans (Continued)

The following table summarizes information about options outstanding and exercisable at March 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27 to 2.50	57,210	0.9	$2.38	57,210	$2.38
$3.01 to 5.00	1,550,274	3.6	$4.20	1,472,785	$4.20
$5.04 to 7.40	760,712	5.3	$5.77	727,437	$5.75
$7.60 to 11.25	682,874	6.0	$8.24	682,874	$8.24
$13.44 to 14.94	93,031	3.0	$13.72	93,031	$13.72
$15.13 to 18.50	66,000	3.8	$15.32	66,000	$15.32
$21.25 to 28.94	64,188	3.1	$25.34	64,188	$25.34

	3,274,289	4.4	$6.28	3,163,525	$6.34

As of March 31, 2007, there were 4,127,422 shares of common stock available for grant under the NetScout 1999 Stock Option Plan. As of March 31, 2006, options to purchase 3,987,586 shares of common stock, with a weighted average exercise price of $6.15 were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans. As of March 31, 2005, options to purchase 3,132,969 shares of common stock, with a weighted average exercise price of $6.05 were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans.

The aggregate intrinsic values of stock options and restricted stock units as of March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006
Options:
Outstanding(1)	$10,999	$14,939
Exercisable(1)	$10,527	$14,064
Restricted Stock Units(2)	$5,589	$7,667

(1)	The aggregate intrinsic values in this table were calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2007 ($9.05) and 2006 ($9.10) and the exercise price of the underlying options.
(2)	The aggregate intrinsic values in this table were calculated based on the closing market value of the Company’s common stock on March 31, 2007 ($9.05) and 2006 ($9.10) for the underlying restricted stock units.

As of March 31, 2007, the total unrecognized compensation cost related to stock options was $272 thousand, which is expected to be recognized over a weighted-average period of 2.0 years.

As of March 31, 2007, the total unrecognized compensation cost related to restricted stock unit awards was $2.8 million, which is expected to be amortized over a weighted-average period of 2.8 years.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

14. Retirement Plan

In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which NetScout matches 25% of the employee’s contribution up to 6% of the employee’s salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $956 thousand, $826 thousand and $746 thousand to the plan for the years ended March 31, 2007, 2006 and 2005, respectively.

15. Income Taxes

Income before income tax expense consisted of the following:

	Year ended March 31,
	2007	2006	2005
Domestic	$10,639	$8,453	$3,144
Foreign	738	710	675

	$11,377	$9,163	$3,819

The components of the income tax expense (benefit) are as follows:

	Year ended March 31,
	2007	2006	2005
Current income tax expense (benefit):
Federal	$3,609	$1,157	$(7)
State	344	403	(88)
Foreign	168	176	204

	4,121	1,736	109
Deferred income tax expense (benefit):
Federal	(363)	1,765	981
State	(118)	(135)	(141)

	(481)	1,630	840

	$3,640	$3,366	$949

The components of net deferred tax assets are as follows:

	Year ended March 31,
	2007	2006
Deferred tax assets (liabilities):
Accrued expenses	$2,789	$2,312
Depreciation	1,163	728
Deferred revenue	2,841	2,895
Reserves	300	306
Intangible assets	(88)	(122)
Net operating loss carryforwards	—	381
Research and development tax credit carryforwards	637	951
Share-based compensation	232	289
Other	43	45

	$7,917	$7,785

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

15. Income Taxes (Continued)

The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year ended March 31,
	2007	2006	2005
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.4	2.3	2.0
Share-based compensation expense	0.4	—	—
Tax-exempt interest	(3.3)	—	—
Research and development tax credits	(0.3)	(1.1)	(1.4)
Income tax loss contingency	—	—	(11.5)
Other	(1.2)	0.5	0.8

	32.0%	36.7%	24.9%

As of March 31, 2007, the Company had state research and development tax credits of $517 thousand, available to offset future taxable income. These carryforwards begin to expire in fiscal year 2017.

In the fiscal year ended March 31, 2005, the Company recorded a net income tax benefit of $440 thousand as a result of the resolution of a federal income tax audit of fiscal years ended March 31, 2003, 2002, 2001, and 2000. This resulted in a favorable impact of 11.5 percentage points on the annual effective tax rate.

16. Commitments and Contingencies

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $3.8 million, $4.0 million and $4.0 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

As of March 31, 2007, future non-cancelable minimum lease commitments (including copiers and automobiles) are as follows:

Year ending March 31,
2008	$3,671
2009	3,401
2010	3,342
2011	3,328
2012	3,323
Remaining years	4,688

Total minimum lease payments	$21,753

Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation (“DSC”) filed a lawsuit against us and six other

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

16. Commitments and Contingencies (Continued)

co-defendants in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that NetScout is infringing United States Patent No. 5,701,400, and No. 5,537,590. On February 23, 2007, the Company filed its Answer denying all claims and asserted counterclaims seeking a declaration of non-infringement and invalidity of the patents. The Company believes the plaintiff’s claims have no merit, and will defend the lawsuit vigorously. No amounts have been accrued for these claims.

Employment Agreements

In January 2007 the Company announced the retirement of Narendra Popat, co-founder and outgoing Chairman of the Board of Directors effective January 19, 2007. The Company and Mr. Popat entered into a separation agreement effective January 19, 2007, whereupon Mr. Popat became an advisor, through January 2010, to the Company’s Chief Executive Officer. The separation agreement provides for the payment of severance of $16 thousand per month, along with continued health and dental benefits, until Mr. Popat, now age 57, reaches the age of 65. Should Mr. Popat die before the age of 65, the balance of any such severance payments due Mr. Popat would be paid to his estate in one lump sum payment equal to the net present value of such remaining monthly payments. During the fourth quarter of fiscal year 2007, the Company recorded a pre-tax charge of $1.4 million under General and Administrative expenses in its Consolidated Statement of Operations, representing the net present value of expected future severance and benefit payments for this fully vested obligation. The Company’s accrued cost for this unfunded retirement obligation was $1.4 million as of March 31, 2007, of which $300 thousand is included under Accrued Compensation and $1.1 million is included under Accrued Long-term Retirement Benefits in the Company’s Consolidated Balance Sheet. The Company has projected its future payments for this unfunded obligation at $1.6 million, with benefit payments expected to commence in the second quarter of fiscal year 2008.

In January 2007, the Company announced that Anil Singhal, co-founder and President and Chief Executive Officer, would also assume the role of Chairman of the Board of Directors, effective January 19, 2007. In conjunction with his additional responsibilities the Company entered into a new employment agreement with Mr. Singhal, which provides that he will receive a base salary of at least $300 thousand. The employment agreement provides for a three-year term commencing January 19, 2007 with automatic one-year renewals. During the term of this agreement, Mr. Singhal will also be eligible to receive an annual bonus based on company performance and individual objectives. The employment agreement is terminable at will by either party, and provides that if the Company elects not to renew the agreement for any reason, or if Mr. Singhal’s employment is terminated by NetScout without cause, by Mr. Singhal at any time following the consummation of a sale of the Company, or upon the death or disability of Mr. Singhal, Mr. Singhal, or his estate, is entitled to receive in a lump sum, a payment equal to the net present value of $16 thousand per month for a period of 7 years. If Mr. Singhal terminates his employment with the Company for any reason prior to the consummation of a sale of the Company, he is entitled to such lump sum payment for the period for which his severance benefits have vested (not to exceed 7 years). Mr. Singhal shall also receive continued health and dental benefits during such period. Mr. Singhal’s severance benefits will vest at a rate of 1.5 years for every year of future service, prorated for any partial year. The Company has projected its future payments for this unfunded obligation at approximately $1.4 million, with benefit payments estimated to commence in fiscal year 2012. Estimated pre-tax expense of approximately $1.3 million, representing the present value of this future obligation, will be recognized ratably over the vesting period of approximately 4 years and 8 months which began in the fourth quarter of fiscal year 2007. The Company’s accrued cost included under accrued compensation and accrued long-term retirement benefits in the Company’s Consolidated Balance Sheet was $76 thousand as of March 31, 2007.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

16. Commitments and Contingencies (Continued)

Guarantor’s Agreements

The Company warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in probes sold to customers, the standard warranty commences upon shipment and expires ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions which include but are not limited to non-conformance resulting from modifications made to the software or hardware by a party other than the Company. The Company also warrants that all support services will be performed in a good and workmanlike manner. The Company believes that its product and support service warranties are consistent with commonly accepted industry standards. No warranty cost information is presented since service revenue associated with warranty is deferred at the time of sale and recognized over the warranty period. Therefore, no warranty costs are accrued.

Contracts that the Company enters into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, the Company may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or European Union (“EU”) or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU, and/or other selected countries’ trademark or intellectual property rights. Moreover, this indemnity may require the Company to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

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

17. Segment and Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources

The Company manages its business in the following geographic areas: North America (including the US, Canada and Mexico), EMEA (including Europe, the Middle East, and Africa) and Asia Pacific (including China, Japan, Singapore, Taiwan and Australia).

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

17. Segment and Geographic Information (Continued)

Revenue was distributed geographically as follows:

	Year ended March 31,
	2007	2006	2005
North America	$83,671	$77,852	$69,748
EMEA	11,689	14,790	11,405
Asia Pacific	7,112	5,234	4,061

	$102,472	$97,876	$85,214

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

18. Quarterly Results of Operations – Unaudited

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2007 and 2006. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
Revenue	$27,318	$26,499	$25,080	$23,575	$25,814	$24,911	$23,650	$23,501
Gross profit	$21,474	$20,555	$19,383	$18,452	$19,536	$18,982	$18,173	$17,618
Net income	$2,078	$1,983	$2,302	$1,374	$1,804	$1,887	$1,454	$652
Diluted net income per share	$0.06	$0.06	$0.07	$0.04	$0.05	$0.06	$0.05	$0.02

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Deductions) Resulting in Charges (Benefits) to Operations	Deductions Due to Write-Offs	Balance at End of Year
	(Dollars in Thousands)
Year ended March 31, 2005
Allowance for doubtful accounts	$40	$17	$(23)	$34
Year ended March 31, 2006
Allowance for doubtful accounts	$34	$21	$(11)	$44
Year ended March 31, 2007
Allowance for doubtful accounts	$44	$(16)	$(19)	$9

S-1

NetScout Systems, Inc

Index to Exhibits

2.1	Asset Purchase Agreement dated as of February 12, 2005 between NetScout and Quantiva, Inc. (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on April 20, 2005 and incorporated herein by reference).

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2, 4.2	Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K filed on May 8, 2007 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.1	1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.2	1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement—Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).*

10.4	1999 Employee Stock Purchase Plan, as amended (included as Annex A to NetScout’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference).*

10.5	Amended and Restated Loan and Security Agreement dated March 12, 1998 by and between NetScout and Silicon Valley Bank (filed as Exhibit 10.7 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.6	Loan Modification Agreement entered into March 11, 1999 between NetScout and Silicon Valley Bank (filed as Exhibit 10.8 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

10.7	Loan Modification Agreement entered into March 10, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.25 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.8	Loan Modification Agreement entered into June 27, 2000 between NetScout and Silicon Valley Bank (filed as Exhibit 10.22 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.9	Loan Modification Agreement entered into March 9, 2001 between NetScout and Silicon Valley Bank (filed as Exhibit 10.23 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.10	Loan Modification Agreement entered into March 10, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10.24 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and incorporated herein by reference).

10.11	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.12	1997 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.3 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.13	2000 Stock Incentive Plan of NextPoint, assumed by NetScout (filed as Exhibit 4.4 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.14	Loan Modification Agreement entered into November 7, 2002 between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 and incorporated herein by reference).

10.15	Loan Modification Agreement entered into March 19, 2003 between NetScout and Silicon Valley Bank (filed as Exhibit 10.30 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

10.16	Loan Modification Agreement entered into July 31, 2003, but effective as of June 8, 2003, between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

10.17	Loan Modification Agreement entered into June 9, 2004, but effective as of June 8, 2004, between NetScout and Silicon Valley Bank (filed as Exhibit 10.32 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

10.18	Loan Modification Agreement entered into June 9, 2005, but effective as of June 6, 2004, between NetScout and Silicon Valley Bank (filed as Exhibit 10 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference).

10.19	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.2 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).*

10.20	Summary of Non-Employee Director Compensation (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).*

10.21	Form of Indemnification Agreement (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on September 19, 2006 and incorporated herein by reference).*

10.22	Amendment No. 1 to Agreement Relating to Employment, dated February 2, 2007, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 and incorporated herein by reference).*

10.23	Separation Agreement, dated January 3, 2007, by and between NetScout and Narendra V. Popat (filed as Exhibit 10.1 to NetScout’s Current Report of Form 8-K filed on January 5, 2007 and incorporated herein by reference).*

10.24	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report of Form 8-K filed on January 5, 2007 and incorporated herein by reference).*

10.25	Severance arrangement with David Sommers (filed herewith).*

21	Subsidiaries of NetScout.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.