Form 10-Q
period 2007-06-30
NETSCOUT SYSTEMS INC
filed 2007-08-07
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 6, 2007 was 32,300,766.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,650	$18,925
Marketable securities	80,530	69,204
Accounts receivable, net of allowance for doubtful accounts of $20 and $9 at June 30, 2007 and March 31, 2007, respectively	15,894	18,317
Inventories	4,932	4,562
Refundable income taxes	284	657
Deferred income taxes	2,679	2,535
Prepaid expenses and other current assets	3,401	3,380

Total current assets	120,370	117,580
Fixed assets, net	8,868	8,262
Goodwill	36,561	36,561
Acquired intangible assets, net	331	442
Capitalized software development costs, net	129	170
Deferred income taxes	5,391	5,382
Long-term marketable securities	12,035	11,975
Other assets	100	47

Total assets	$183,785	$180,419

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,973	$3,023
Accrued compensation	8,011	8,271
Accrued other liabilities	2,467	2,609
Income taxes payable	809	192
Deferred revenue	24,234	23,992

Total current liabilities	38,494	38,087
Other long-term liabilities	1,007	1,008
Accrued long-term retirement benefits	1,235	1,155
Long-term deferred revenue	1,332	1,762

Total liabilities	42,068	42,012

Commitments and contingencies (Note 7) Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2007 and March 31, 2007	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 36,733,642 and 36,581,852 shares issued and 32,201,625 and 32,049,835 shares outstanding at June 30, 2007 and March 31, 2007, respectively	37	36
Additional paid-in capital	122,720	122,074
Accumulated other comprehensive loss	(63)	(46)
Treasury stock at cost, 4,532,017 shares at June 30, 2007 and March 31, 2007	(28,939)	(28,939)
Retained earnings	47,962	45,282

Total stockholders’ equity	141,717	138,407

Total liabilities and stockholders’ equity	$183,785	$180,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue:
Product	$17,512	$14,227
Service	10,400	9,348

Total revenue	27,912	23,575

Cost of revenue:
Product (1)	4,652	3,856
Service (1)	1,487	1,267

Total cost of revenue	6,139	5,123

Gross profit	21,773	18,452

Operating expenses:
Research and development (1)	4,534	4,422
Sales and marketing (1)	11,541	10,830
General and administrative (1)	2,833	2,106
Amortization of acquired intangible assets	6	39

Total operating expenses	18,914	17,397

Income from operations	2,859	1,055
Interest and other income, net:
Interest income	1,018	1,025
Interest expense	(9)	(13)
Other income, net	—	3

Total interest and other income, net	1,009	1,015

Income before income tax expense and cumulative effect of accounting change	3,868	2,070
Income tax expense	1,188	766

Income before cumulative effect of accounting change	2,680	1,304
Cumulative effect of accounting change, net of taxes of $41	—	70

Net income	$2,680	$1,374

Basic net income per share	$0.08	$0.04
Diluted net income per share	$0.08	$0.04
Shares used in computing:
Basic net income per share	32,140	31,480
Diluted net income per share	33,253	33,049
(1) Share-based compensation expenses included in these amounts are as follows:

Cost of product revenue	$11	$9
Cost of service revenue	12	13
Research and development	114	133
Sales and marketing	171	157
General and administrative	77	75

Total share-based compensation expense, before income tax effect	$385	$387

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,

	2007	2006
Cash flows from operating activities:
Net income	$2,680	$1,374
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	884	856
Loss on disposal of fixed assets	8	17
Share-based compensation expense associated with equity awards	385	387
Cumulative effect of accounting change	—	(111)
Deferred income taxes	(153)	145
Changes in assets and liabilities
Accounts receivable	2,423	1,744
Inventories	(370)	(1,570)
Refundable income taxes	373	783
Prepaid expenses and other current assets	(28)	161
Other assets	(53)	3
Accounts payable	(50)	(258)
Accrued compensation and other expenses	(323)	(1,385)
Income taxes payable	617	467
Deferred revenue	(188)	14

Net cash provided by operating activities	6,205	2,627

Cash flows from investing activities:
Purchase of marketable securities	(13,011)	(17,622)
Proceeds from maturity of marketable securities	1,615	4,613
Purchase of fixed assets	(981)	(474)
Capitalized expenditures for internal use software	(365)	(402)
Capitalized software development costs	—	(15)

Net cash used in investing activities	(12,742)	(13,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	231	1,485
Tax benefit from stock options exercised	31	111

Net cash provided by financing activities	262	1,596

Net decrease in cash and cash equivalents	(6,275)	(9,677)
Cash and cash equivalents, beginning of period	18,925	61,676

Cash and cash equivalents, end of period	$12,650	$51,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2007 and for the three months ended June 30, 2007 and 2006, respectively, have been prepared by NetScout Systems, Inc. (“NetScout” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results of operations for the year ending March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on June 4, 2007.

2.	Share-Based Compensation

The 1999 Stock Option Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company. The Company accounts for these share-based awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. During the three months ended June 30, 2007 and 2006, share-based compensation expense was $385 thousand and $387 thousand, respectively.

The Company adopted SFAS 123R using the modified prospective transition method beginning April 1, 2006. Accordingly, the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of April 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, but adjusted for estimated forfeitures. The Company recorded a pre-tax cumulative benefit of accounting change of $111 related to estimating forfeitures for share-based awards that were unvested as of April 1, 2006.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills and municipal obligations.

Marketable Securities

The following is a summary of marketable securities held by NetScout at June 30, 2007, with maturity dates of July 2007 through March 2009 (in thousands):

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$93,739	$(63)	$93,676
Less: restricted investment	1,132	(21)	1,111

Marketable securities	$92,607	$(42)	$92,565

The following is a summary of marketable securities as classified between short and long-term at June 30, 2007 (in thousands):

Short-term marketable securities	$80,530
Long-term marketable securities	12,035

Total marketable securities	$92,565

The following is a summary of marketable securities held by NetScout at March 31, 2007, with maturity dates of April 2007 through March 2009 (in thousands):

	Amortized Costs	Unrealized Losses	Fair Value
U.S. government and municipal obligations	$82,336	$(46)	$82,290
Less: restricted investment	1,124	(13)	1,111

Marketable securities	$81,212	$(33)	$81,179

The following is a summary of marketable securities as classified between short and long-term at March 31, 2007 (in thousands):

Short-term marketable securities	$69,204
Long-term marketable securities	11,975

Total marketable securities	$81,179

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Restricted Investment

The Company has a restricted investment account related to a deferred compensation plan of $1.1 million, which is currently included in prepaid expenses and other current assets. As of June 30, 2007 and March 31, 2007, there were unrealized losses of $21 thousand and $13 thousand, respectively, recorded as other comprehensive income (loss), net of $0 tax.

4.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories consist of the following (in thousands):

	June 30, 2007	March 31, 2007
Raw materials	$3,566	$3,270
Work in process	359	143
Finished goods	1,007	1,149

	$4,932	$4,562

5.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $36.6 million as of June 30, 2007 and March 31, 2007. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000 and substantially all of the assets of Quantiva on April 14, 2005. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

Acquired Intangible Assets

The carrying amounts of acquired intangible assets were $331 thousand and $442 thousand as of June 30, 2007 and March 31, 2007, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

Acquired intangible assets consist of the following as of June 30, 2007 (in thousands):

	Cost	June 30, 2007 Accumulated Amortization	Net
Software	$1,255	$924	$331
Non-compete agreements	310	310	—

	$1,565	$1,234	$331

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Amortization of acquired software included as cost of product revenue was $105 thousand for the three months ended June 30, 2007. Amortization of other acquired intangible assets included as operating expense was $6 thousand for the three months ended June 30, 2007.

Acquired intangible assets consist of the following as of March 31, 2007 (in thousands):

	Cost	March 31, 2007 Accumulated Amortization	Net
Software	$1,255	$819	$436
Non-compete agreements	310	304	6

	$1,565	$1,123	$442

Amortization of acquired software included as cost of product revenue was $104 thousand for the three months ended June 30, 2006. Amortization of other acquired intangible assets included as operating expense was $39 thousand for the three months ended June 30, 2006.

The following is the expected future amortization expense as of June 30, 2007 for the years ended March 31 (in thousands):

2008 (remaining nine months)	$314
2009	17

Total	$331

The weighted average useful life of acquired intangible assets is 2.8 years.

6.	Capitalized Software Development Costs and Purchased Software

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of software products are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of June 30, 2007 and March 31, 2007, capitalized software development costs for the nGenius Analytics product totaled $327 thousand. Beginning in April 2006, the Company commenced amortization of the capitalized software development costs for the nGenius Analytics project on a straight-line basis over two years. Amortization of capitalized software development costs included as cost of product revenue was $41 thousand and $34 thousand for the three months ended June 30, 2007 and 2006, respectively.

The Company also capitalizes purchased software in accordance with SFAS No. 86. During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of substantially all of the assets of Quantiva. Purchased software is recorded under acquired intangible assets (see Note 5).

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

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.	Commitments and Contingencies

Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation (“DSC”) filed a lawsuit against the Company and six other co-defendants in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that NetScout is infringing United States Patent No. 5,701,400, and No. 5,537,590. On February 23, 2007, the Company filed its Answer denying all claims and asserted counterclaims seeking a declaration of non-infringement and invalidity of the patents. The Company believes the plaintiff’s claims have no merit, and will defend the lawsuit vigorously. No amounts have been accrued for the potential settlement of these claims. Legal expenses in association with the defense of these claims are expensed as incurred.

Employment Agreements

In January 2007 the Company announced the retirement of Narendra Popat, co-founder and outgoing Chairman of the Board of Directors effective January 19, 2007. The Company and Mr. Popat entered into a separation agreement effective January 19, 2007, whereupon Mr. Popat became an advisor, through January 2010, to the Company’s Chief Executive Officer. The separation agreement provides for the payment of severance of $16 thousand per month, along with continued health and dental benefits, until Mr. Popat, now age 58, reaches the age of 65. Should Mr. Popat die before the age of 65, the balance of any such severance payments due Mr. Popat would be paid to his estate in one lump sum payment equal to the net present value of such remaining monthly payments. During the fourth quarter of fiscal year 2007, the Company recorded a pre-tax charge of $1.4 million under General and Administrative expenses in its Consolidated Statement of Operations, representing the net present value of expected future severance and benefit payments for this fully vested obligation. The Company’s accrued cost for this unfunded retirement obligation was $1.4 million as of June 30, 2007, of which $280 thousand is included under Accrued compensation and $1.1 million is included under Accrued long-term retirement benefits in the Company’s Consolidated Balance Sheet. The Company has projected its future payments for this unfunded obligation at $1.6 million, with benefit payments expected to commence in the second quarter of fiscal year 2008.

In January 2007, the Company announced that Anil Singhal, co-founder and President and Chief Executive Officer, would also assume the role of Chairman of the Board of Directors, effective January 19, 2007. In conjunction with his additional responsibilities the Company entered into a new employment agreement with Mr. Singhal, which provides that he will receive a base salary of at least $300 thousand. The employment agreement provides for a three-year term commencing January 19, 2007 with automatic one-year renewals. During the term of this agreement, Mr. Singhal will also be eligible to receive an annual bonus based on company performance and individual objectives. The employment agreement is terminable at will by either party, and provides that if the Company elects not to renew the agreement for any reason, or if Mr. Singhal’s employment is terminated by NetScout without cause, or by Mr. Singhal at any time following the consummation of a sale of the Company, or upon the death or disability of Mr. Singhal, Mr. Singhal, or his estate, is entitled to receive in a lump sum, a payment equal to the net present value of $16 thousand per month for a period of 7 years. If Mr. Singhal terminates his employment with the Company for any reason prior to the consummation of a sale of the Company, he is entitled to such lump sum payment for the period for which his severance benefits have vested (not to exceed 7 years). Mr. Singhal shall also receive continued health and dental benefits during such period. Mr. Singhal’s severance benefits will vest at a rate of 1.5 years for every year of future service, prorated for any partial year. The Company has projected its future payments for this unfunded obligation at approximately $1.4 million, with benefit payments estimated to commence in fiscal year 2012. Estimated pre-tax

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

expense of approximately $1.3 million, representing the present value of this future obligation, will be recognized ratably over the vesting period of approximately 4 years and 8 months which began in the fourth quarter of fiscal year 2007. The Company’s accrued cost for this unfunded retirement obligation was $148 thousand as of June 30, 2007, of which $7 thousand is included under Accrued compensation and $141 thousand is included under Accrued long-term retirement benefits in the Company’s Consolidated Balance Sheet.

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

The terms associated with these indemnification agreements are generally perpetual. The maximum potential amount of future payments that the Company could be required to pay arising from indemnification agreements may be limited to a certain monetary value. However, the monetary exposure associated with the majority of these indemnification agreements is unlimited. Historically, the Company has incurred no costs to defend lawsuits or settle claims relating to such indemnity agreements and believes the estimated fair value of these agreements is immaterial. If the Company were to have to defend a lawsuit and settle claims, the costs could potentially have a material impact on the Company’s financial results.

8.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

notice. Through June 30, 2006, the Company had repurchased 158,000 shares of common stock under this original program. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4,000,000. During the year ended March 31, 2007, the Company repurchased 328,794 additional shares of common stock. The Company did not repurchase any shares during the three months ended June 30, 2007 or 2006.

9.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2007	2006
Basic:
Net income applicable to common stockholders	$2,680	$1,374

Weighted average common shares outstanding	32,139,801	31,480,493

Basic net income per share	$0.08	$0.04

Diluted:
Net income applicable to common stockholders	$2,680	$1,374

Weighted average common shares outstanding	32,139,801	31,480,493
Weighted average stock options	984,588	1,363,481
Weighted average restricted stock units	128,490	205,508

Diluted weighted average shares	33,252,879	33,049,482

Diluted net income per share	$0.08	$0.04

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended June 30,
	2007	2006
Stock options	490,654	528,839
Restricted stock units	14,397	15,753

Total	505,051	544,592

10.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on marketable securities and restricted investments. Other comprehensive income for the three months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Net income	$2,680	$1,374
Unrealized (loss) on cash equivalents, marketable securities and restricted investment, net of $0 tax	(17)	(12)

Total comprehensive income	$2,663	$1,362

11.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. The Company adopted FIN 48 as of April 1, 2007 as required. There was no cumulative adjustment to beginning retained earnings related to the implementation of FIN 48.

As of the beginning of fiscal year 2008, the Company had no unrecognized tax benefits. No unrecognized tax benefits were recorded in the three months ended June 30, 2007. The Company does not believe it is reasonably possible that its unrecognized tax benefits will change significantly within the next twelve months. The Company’s policy to include interest and penalties, related to unrecognized tax benefits, as a component of interest expense on the condensed consolidated statements of operations did not change as a result of implementing FIN 48. There was no accrued interest or penalties as of June 30, 2007 or March 31, 2007.

The company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2002.

12.	Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: North America (including the US, Canada and Mexico), EMEA (including Europe, the Middle East, and Africa) and Asia Pacific (including Australia, China, Hong Kong, Japan, Malaysia, Singapore and Taiwan).

Total revenue was distributed geographically as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
North America	$23,754	$19,806
EMEA	2,631	2,319
Asia Pacific	1,527	1,450

	$27,912	$23,575

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

13.	Recently Issued Accounting Pronouncements

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

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Item 1A. Risk Factors and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

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

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations. In addition, we completed an initial public offering of 3,000,000 shares of common stock in August 1999.

Our operating results are influenced by a number of factors, including, but not limited to, the mix of products and services sold, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce new and to enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets and current economic conditions.

For the three months ended June 30, 2007, our total revenue increased $4.3 million, or 18%, to $27.9 million compared to $23.6 million for the three months ended June 30, 2006. Our cost of revenue increased by $1.0 million, or 20%, to $6.1 million for the three months ended June 30, 2007 compared to $5.1 million for the three months ended June 30, 2006. Gross profit of $21.8 million, or 78.0% of revenue, for the three months ended June 30, 2007 increased from $18.5 million, or 78.2% of revenue, for the three months ended June 30, 2006. Our gross margin is primarily impacted by the mix and volume of product and service revenue. We realize significantly higher gross margins on service revenue relative to product revenue. Service revenue for the three months ended June 30, 2007 increased $1.1 million, or 11%, to $10.4 million from $9.3 million for the three months ended June 30, 2006.

For the three months ended June 30, 2007, our total operating expenses, which include research and development, sales and marketing, and general and administrative expenses and, amortization of intangibles, were $18.9 million, increasing by $1.5 million compared to the $17.4 million of total operating expenses in the three months ended June 30, 2006. The primary contributors to this increase in operating expenses were higher incentive compensation on improved operating results and increased sales compensation resulting from higher sales volume. Net income for the three months ended June 30, 2007 increased by $1.3 million to $2.7 million compared to net income of $1.4 million for the three months ended June 30, 2006. This increase is primarily due to an increase in gross profit of $3.3 million, resulting from the $4.3 million increase in revenue, partially offset by the increase in operating expenses of $1.5 million and an increase of $422 thousand in income tax expense due to higher income before tax.

We are focused on expanding our operating margins through revenue growth coupled with appropriate expense control. During fiscal year 2007, we began shipping two new products, our nGenius Analytics and our new nGenius Application Fabric Monitor. These products are market-leading solutions that proactively identify and resolve performance problems faster and assure business service reliability in increasingly complex, high-speed networks. The nGenius Analytics product adds intelligent early warning capabilities to our solution set, and is based on a sophisticated behavior modeling technology for which we have recently been granted a U.S. patent. In combination with our recently completed integration capabilities with HP Software’s Network Management Center and Operations Center products, and with IBM Tivoli NetView, intelligent early warnings enable nGenius Performance Manager and nGenius Analytics to provide highly qualified, proactive alarms concerning network and application performance anomalies to the leading enterprise management consoles, helping customers prevent, recognize and resolve operational problems faster, improving information technology (“IT”) efficiency and business service reliability. The nGenius Application Fabric Monitor represents a new class of instrumentation, combining the capabilities of our nGenius Probe and nGenius Flow Recorder products in a single high capacity, high performance platform that puts us in a superior cost-to-capability position versus our key competitors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America consistently applied. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

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

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on June 4, 2007, for a description of all critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Consolidated Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended June 30,
	2007	2006
Revenue:
Product	62.7%	60.3%
Service	37.3	39.7

Total revenue	100.0	100.0

Cost of revenue:
Product	16.7	16.4
Service	5.3	5.4

Total cost of revenue	22.0	21.8

Gross margin	78.0	78.2

Operating expenses:
Research and development	16.2	18.8
Sales and marketing	41.3	45.9
General and administrative	10.1	8.9
Amortization of other intangible assets	—	0.2

Total operating expenses	67.6	73.8
Income from operations	10.4	4.4
Interest income and other expenses, net	3.6	4.3

Income before income tax expense and cumulative effect of accounting change	14.0	8.7
Income tax expense	4.3	3.2

Income before cumulative effect of accounting change	9.7	5.5
Cumulative effect of accounting change, net of taxes	—	0.3

Net income	9.7%	5.8%

Three Months Ended June 30, 2007 and 2006

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$17,512	63%	$14,227	60%	$3,285	23%
Service	10,400	37	9,348	40	1,052	11%

Total Revenue	$27,912	100%	$23,575	100%	$4,337	18%

Product.     The 23%, or $3.3 million, increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 6% in the average selling price per unit, due to product mix, combined with a 17% increase in the number of units sold during the three month period ended June 30, 2007. The increase in both average selling price and units sold was due to continued traction of our higher capacity products, including some of our new product introductions.

Service.     The 11%, or $1.1 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base. In fiscal year 2007 certain older probe products were removed from service eligibility.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Indirect	$17,727	64%	$14,047	60%	$3,680	26%
Direct	10,185	36	9,528	40	657	7%

Total Revenue	$27,912	100%	$23,575	100%	$4,337	18%

Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for assisting in sales and contract operations with customers as well as providing first line technical support and service to these customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped through our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since we ship the products to a domestic location.

Total revenue was distributed geographically as follows:

	Three Months Ended June 31, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$23,754	85%	$19,806	84%	$3,948	20%
International:
Europe—Middle East—Africa	2,631	9	2,319	10	312	13%
Asia—Pacific	1,527	6	1,450	6	77	5%

Subtotal International:	4,158	15	3,769	16	389	10%

Total Revenue	$27,912	100%	$23,575	100%	$4,337	18%

Revenue from sales to customers outside North America increased 10% primarily as a result of a 13% increase in EMEA revenue. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$4,652	17%	$3,856	16%	$796	21%
Service	1,487	5	1,267	5	220	17%

Total cost of revenue	$6,139	22%	$5,123	21%	$1,016	20%

Gross profit:
Product $	$12,860	46%	$10,371	44%	$2,489	24%
Product %	73%		73%

Service $	$8,913	32%	$8,081	34%	$832	10%
Service %	86%		87%

Total gross profit $	$21,773		$18,452		$3,321	18%
Total gross margin %	78%		78%

Product.     The 21%, or $796 thousand, increase in cost of product revenue was primarily due to the 23% increase in product revenue during the three months ended June 30, 2007, partially offset by product mix. The product gross margin percentage remained flat at 73%. Average cost per unit and units sold during the three months ended June 30, 2007 both increased compared to average cost per unit and units sold for the three months ended June 30, 2006.

Service.     The 17%, or $220 thousand, increase in cost of service revenue was primarily due to a $94 thousand increase in personnel costs associated with our customer support group, a $31 thousand increase in third party consulting services and increases in allocated costs, which resulted from increased legal and IT spending. The 10%, or $832 thousand, increase in service gross profit corresponds with the 11%, or $1.1 million, increase in service revenue, offset by the 17%, or $220 thousand, increase in cost of services.

Gross profits.     Our gross profit in absolute dollars increased 18%, or $3.3 million. This increase was consistent with our revenue growth of 18%. Gross margin remained flat at 78% for both the three months ended June 30, 2007 and 2006.

Operating Expenses

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Research and development	$4,534	16%	$4,422	19%	$112	3%
Sales and marketing	11,541	41	10,830	46	711	7%
General and administrative	2,833	10	2,106	9	727	35%
Amortization of acquired intangible assets	6	—	39	—	(33)	(85)%

Total Operating Expenses	$18,914	67%	$17,397	74%	$1,517	9%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 3%, or $112 thousand, increase in research and development expenses was primarily due to increases in incentive compensation, partially offset by decreases in headcount. Average headcount in research and development was 104 and 109 for the three months ended June 30, 2007 and 2006, respectively.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 7%, or $711 thousand, increase in total sales and marketing expenses was primarily due to a $619 thousand increase in employee related expenses primarily due to increased sales compensation tied directly to the quarterly revenue increase, and a $144 thousand increase in trade show expenses primarily due to increased participation in a previously attended trade show as well as participation in a new trade show during the three months ended June 30, 2007. Average headcount in sales and marketing was 153 and 154 for the three months ended June 30, 2007 and 2006, respectively.

General and administrative.     General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 35%, or $727 thousand, increase in general and administrative expenses was primarily due to a $488 thousand increase in employee related expenses mainly due to higher incentive compensation and increased headcount, a $115 thousand increase in legal expenses related to patent infringement defense, and a $75 thousand increase in retirement benefit costs related to the employment agreements with the co-founders. Average headcount in general and administrative was 55 and 54 for the three months ended June 30, 2007 and 2006, respectively.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets consists of amortization of non-compete agreements related to the acquisition of substantially all of the assets of Quantiva in the first quarter of fiscal 2006.

The 85% or $33 thousand decrease in amortization of acquired intangible assets was due to completion of the amortization of the non-compete agreements during April of 2007.

Interest and other income, net.    Interest and other income, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, gain (loss) on disposal of equipment and interest expense.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Interest and other income, net	$1,009	4%	$1,015	4%	$(6)	(1)%

Interest and other income, net remained flat with a 0.5% or $6 thousand decrease. Interest and other income, net remained flat even though combined cash, cash equivalents, marketable securities and restricted investments increased reflecting a shift in our investment strategy to lower yield tax-exempt investments in an effort to increase our overall after tax return.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of June 30, 2007 for fiscal year 2008 is 30.8%, compared to an estimated annual effective tax rate of 37.4% as of June 30, 2006 for fiscal year 2007. The decrease in our effective tax rate is primarily due to a change in our investment strategy in late 2007 towards tax exempt securities. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits and tax-exempt interest income. The estimated effective tax rate for the three months ended June 30, 2007 is 30.7%.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Income tax expenses	$1,188	4%	$766	3%	$422	55%

Net income.    Net income for the three months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Net income	$2,680	10%	$1,374	6%	$1,306	95%

The 95% or $1.3 million increase in net income for the three months ended June 30, 2007 was mainly attributable to the increase in total product and service gross profit of $3.3 million, offset by a $1.5 million increase in operating expenses mainly due to increased employee related expenses of incentive compensation, and sales compensation and a $422 thousand increase in the income tax provision.

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

Commitment and Contingencies

From time to time we are subject to legal proceedings and claims in the ordinary course of business. In our opinion, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a significant adverse effect on our financial position or results of operations.

There have been no substantial changes to our commitments and contingencies since March 31, 2007, as reported in our Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	Three Months Ended June 30, (In Thousands)
	2007	2006
Cash and cash equivalents	$12,650	$51,999
Short-term marketable securities	80,530	32,761
Long-term marketable securities	12,035	6,030

Cash, cash equivalents, and marketable securities	$105,215	$90,790

We have a line of credit with a bank, which allows us to borrow up to $10.0 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. Under the agreement we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of June 30, 2007, we were in compliance with all such covenants. As of June 30, 2007, no amounts were outstanding under the line of credit.

Cash and cash equivalents were impacted by the following:

	Three Months Ended June 30, (In Thousands)
	2007	2006
Net cash provided by operating activities	$6,205	$2,627

Net cash used in investing activities	$(12,742)	$(13,900)

Net cash provided by financing activities	$262	$1,596

Net cash provided by operating activities

Net cash provided by operating activities amounted to $6.2 million and $2.6 million during the three months ended June 30, 2007 and 2006, respectively. The primary sources of operating cash flow in the three months ended June 30, 2007 included net income of $2.7 million, adjusted to exclude the effects of non-cash items of $1.1 million, including depreciation and amortization and share-based compensation expense, a $2.4 million decrease in accounts receivable resulting from the timing of cash collections and sales, a $617 thousand increase in income taxes payable resulting from the increase in income tax expense, and a $373 thousand decrease in refundable income taxes, offset by a $370 thousand increase in inventory due to build up of inventory due to increased order volume, and a $323 thousand decrease in accrued compensation resulting from the timing of payments for payroll, commissions and incentive compensation. The primary sources of operating cash flow in the three months ended June 30, 2006 included net income of $1.4 million, the add back of non-cash charges of $1.3 million, a decrease in accounts receivable of $1.7 million due to the timing of cash collections and sales, and a net decrease in refundable income taxes of $783 thousand due to the receipt of a one-time federal income tax refund, offset by an increase in inventory of $1.6 million due to an unanticipated slowdown in orders at the end of June 2006 as well as a $1.4 million decrease in accrued compensation due to the payment of fiscal 2006 year end commissions and the timing of payroll payments in the first quarter of 2007.

Net cash used in investing activities

Net cash used in investing activities was $12.8 million and $13.9 million for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, cash used in investing activities reflects the purchase of marketable securities of $13.0 million and $17.6 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $1.6 million and $4.6 million, respectively, the purchase of fixed assets to support our infrastructure of $981 thousand and $474 thousand, respectively, and capitalized expenditures for internal use software of $365 thousand and $402 thousand, respectively. We anticipate that our investment in our infrastructure will continue in future quarters. For the three months ended June 30, 2006, net cash used in investing activities also reflects $15 thousand of capitalized expenditures for software development costs.

Net cash provided by financing activities

Net cash provided by financing activities was $262 thousand and $1.6 million for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options in the amount of $231 thousand and $1.5 million, respectively. For the three months ended June 30, 2007 and 2006, cash provided by financing activities was also due to a tax benefit from stock options exercised of $31 thousand and $111 thousand, respectively.

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

Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. NetScout’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. NetScout’s exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that we currently have a $10.0 million line of credit with no amounts outstanding under the line and no other outstanding interest-bearing debt.

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

As of June 30, 2007, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2008, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 8 to the Condensed Consolidated Financial Statements attached hereto.

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

NETSCOUT SYSTEMS, INC.

Date: August 7, 2007	/S/ ANIL K. SINGHAL
Anil K. Singhal President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 7, 2007	/s/ DAVID P. SOMMERS
David P. Sommers Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2007	/s/ JEFFREY R. WAKELY
Jeffrey R. Wakely Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002