Form 10-Q
period 2007-09-30
NETSCOUT SYSTEMS INC
filed 2007-11-09
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 7, 2007 was 38,558,720.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$31,923	$18,925
Marketable securities	70,856	69,204
Accounts receivable, net of allowance for doubtful accounts of $9 at September 30, 2007 and March 31, 2007	18,709	18,317
Inventories	4,846	4,562
Refundable income taxes	309	657
Deferred income taxes	2,747	2,535
Prepaid expenses and other current assets	2,845	3,380

Total current assets	132,235	117,580
Fixed assets, net	8,869	8,262
Goodwill	36,561	36,561
Acquired intangible assets, net	226	442
Capitalized software development costs, net	89	170
Deferred income taxes	5,462	5,382
Long-term marketable securities	6,094	11,975
Other assets	1,692	47

Total assets	$191,228	$180,419

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,507	$3,023
Accrued compensation	8,219	8,271
Accrued other liabilities	3,690	2,609
Income taxes payable	380	192
Deferred revenue	22,365	23,992

Total current liabilities	39,161	38,087
Other long-term liabilities	961	1,008
Accrued long-term retirement benefits	1,315	1,155
Long-term deferred revenue	3,223	1,762

Total liabilities	44,660	42,012

Commitments and contingencies (Note 7) Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2007 and March 31, 2007	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 36,930,755 and 36,581,852 shares issued and 32,398,738 and 32,049,835 shares outstanding at September 30, 2007 and March 31, 2007, respectively	37	36
Additional paid-in capital	124,260	122,074
Accumulated other comprehensive loss	(3)	(46)
Treasury stock at cost, 4,532,017 shares at September 30, 2007 and March 31, 2007	(28,939)	(28,939)
Retained earnings	51,213	45,282

Total stockholders’ equity	146,568	138,407

Total liabilities and stockholders’ equity	$191,228	$180,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$18,911	$15,758	$36,424	$29,985
Service	10,701	9,322	21,101	18,670

Total revenue	29,612	25,080	57,525	48,655

Cost of revenue:
Product (1)	5,204	4,382	9,856	8,238
Service (1)	1,499	1,315	2,986	2,582

Total cost of revenue	6,703	5,697	12,842	10,820

Gross profit	22,909	19,383	44,683	37,835

Operating expenses:
Research and development (1)	4,711	4,486	9,246	8,908
Sales and marketing (1)	11,436	10,028	22,977	20,858
General and administrative (1)	3,192	2,236	6,025	4,342
Amortization of acquired intangible assets	—	39	6	78

Total operating expenses	19,339	16,789	38,254	34,186

Income from operations	3,570	2,594	6,429	3,649
Interest income and other expense, net:
Interest income	1,089	1,076	2,107	2,101
Interest expense	(22)	(1)	(31)	(14)
Other expense, net	(6)	(3)	(6)	—

Total interest income and other expense, net	1,061	1,072	2,070	2,087

Income before income tax expense and cumulative effect of accounting change	4,631	3,666	8,499	5,736
Income tax expense	1,380	1,364	2,568	2,130

Income before cumulative effect of accounting change	3,251	2,302	5,931	3,606
Cumulative effect of accounting change, net of taxes of $41	—	—	—	70

Net income	$3,251	$2,302	$5,931	$3,676

Basic net income per share	$0.10	$0.07	$0.18	$0.12
Diluted net income per share	$0.10	$0.07	$0.18	$0.11
Shares used in computing:
Basic net income per share	32,302	31,661	32,221	31,571
Diluted net income per share	33,600	32,673	33,435	32,867

(1) Share-based compensation expenses included in these amounts are as follows:
Cost of product revenue	$10	$10	$21	$19
Cost of service revenue	14	12	26	25
Research and development	70	99	184	232
Sales and marketing	150	145	321	302
General and administrative	82	67	159	142

Total share-based compensation expense, before income tax effect	$326	$333	$711	$720

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,931	$3,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,226	1,779
Loss on disposal of fixed assets	13	22
Share-based compensation expense associated with equity awards	711	720
Cumulative effect of accounting change	—	(111)
Deferred income taxes	(292)	318
Changes in assets and liabilities
Accounts receivable	(392)	(1,148)
Inventories	(284)	(1,507)
Refundable income taxes	348	787
Prepaid expenses and other current assets	542	932
Other assets	(1,645)	(13)
Accounts payable	1,484	1,343
Accrued compensation and other expenses	1,142	(2,693)
Income taxes payable	188	1,135
Deferred revenue	(166)	(1,221)

Net cash provided by operating activities	9,806	4,019

Cash flows from investing activities:
Purchase of marketable securities	(15,966)	(32,396)
Proceeds from maturity of marketable securities	20,232	23,674
Purchase of fixed assets	(2,549)	(1,131)
Capitalized expenditures for internal use software	—	(951)
Capitalized software development costs	—	(15)

Net cash provided by (used in) investing activities	1,717	(10,819)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,289	1,888
Purchase of treasury shares	—	(983)
Tax benefit from stock options exercised	186	327

Net cash provided by financing activities	1,475	1,232

Net increase (decrease) in cash and cash equivalents	12,998	(5,568)
Cash and cash equivalents, beginning of period	18,925	61,676

Cash and cash equivalents, end of period	$31,923	$56,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 and 2006, respectively, have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results of operations for the year ending March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission, or the SEC, on June 4, 2007.

2.	Share-Based Compensation

The 1999 Stock Option Plan and the 2007 Equity Incentive Plan, which replaced the 1999 Stock Option Plan effective as of September 12, 2007, permit the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company. The Company accounts for these share-based awards in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, or SFAS 123R, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. During the three and six months ended September 30, 2007 and 2006, share-based compensation expense was $326 thousand, $333 thousand, $711 thousand and $720 thousand, respectively.

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

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Marketable Securities

The following is a summary of marketable securities held by NetScout at September 30, 2007, with maturity dates of October 2007 through March 2009 (in thousands):

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$78,082	$(3)	$78,079
Less: restricted investment	1,136	(7)	1,129

Marketable securities	$76,946	$4	$76,950

The following is a summary of marketable securities as classified between short and long-term at September 30, 2007 (in thousands):

Short-term marketable securities	$70,856
Long-term marketable securities	6,094

Total marketable securities	$76,950

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

Restricted Investment

The Company has a restricted investment account related to a deferred compensation plan of $1.1 million, which is currently included in prepaid expenses and other current assets. As of September 30, 2007 and March 31, 2007, there were unrealized losses of $7 thousand and $13 thousand, respectively, recorded as other comprehensive income (loss), net of $0 tax.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO, method. Inventories consist of the following (in thousands):

	September 30, 2007	March 31, 2007
Raw materials	$3,989	$3,270
Work in process	80	143
Finished goods	777	1,149

	$4,846	$4,562

5.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $36.6 million as of September 30, 2007 and March 31, 2007. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000 and substantially all of the assets of Quantiva, Inc., or Quantiva, on April 14, 2005. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

Acquired Intangible Assets

The carrying amounts of acquired intangible assets were $226 thousand and $442 thousand as of September 30, 2007 and March 31, 2007, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

Acquired intangible assets consist of the following as of September 30, 2007 (in thousands):

	Cost	September 30, 2007 Accumulated Amortization	Net
Software	$1,255	$1,029	$226
Non-compete agreements	310	310	—

	$1,565	$1,339	$226

Amortization of acquired software included as cost of product revenue was $105 thousand and $210 thousand for the three and six months ended September 30, 2007. Other acquired intangible assets became fully amortized during the first quarter of fiscal 2008. Amortization of other acquired intangible assets included as operating expense was $6 thousand for the six months ended September 30, 2007.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Acquired intangible assets consist of the following as of March 31, 2007 (in thousands):

	Cost	March 31, 2007 Accumulated Amortization	Net
Software	$1,255	$819	$436
Non-compete agreements	310	304	6

	$1,565	$1,123	$442

Amortization of acquired software included as cost of product revenue was $104 thousand and $208 thousand for the three and six months ended September 30, 2006. Amortization of other acquired intangible assets included as operating expense was $39 thousand and $78 thousand for the three and six months ended September 30, 2006.

The following is the expected future amortization expense as of September 30, 2007 for the years ended March 31 (in thousands):

2008 (remaining six months)	$209
2009	17

Total	$226

The weighted average useful life of acquired intangible assets is 2.8 years.

6.	Capitalized Software Development Costs and Purchased Software

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of software products are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of September 30, 2007 and March 31, 2007, capitalized software development costs for the nGenius Analytics product totaled $327 thousand. Beginning in April 2006, the Company commenced amortization of the capitalized software development costs for the nGenius Analytics project on a straight-line basis over two years. Amortization of capitalized software development costs included as cost of product revenue was $40 thousand, $35 thousand, $81 thousand and $75 thousand for the three and six months ended September 30, 2007 and 2006, respectively.

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

Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation, or DSC, filed a lawsuit against the Company and six other co-defendants in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that NetScout is infringing United States Patent No. 5,701,400, and No. 5,537,590. On February 23, 2007, the Company filed its Answer denying all claims and asserted counterclaims seeking a declaration of non-infringement and invalidity of the patents. The Company and DSC are engaging in discovery. The Company believes the plaintiff’s claims have no merit, and will defend the lawsuit vigorously. No amounts have been accrued for the potential settlement of these claims. Legal expenses in association with the defense of these claims are expensed as incurred.

Employment Agreements

In January 2007 the Company announced the retirement of Narendra Popat, co-founder and outgoing Chairman of the Board of Directors effective January 19, 2007. The Company and Mr. Popat entered into a separation agreement effective January 19, 2007, whereupon Mr. Popat became an advisor, through January 2010, to the Company’s Chief Executive Officer. The separation agreement provides for the payment of severance of $16 thousand per month, along with continued health and dental benefits, until Mr. Popat, who at the time of separation was 57, reaches the age of 65. Should Mr. Popat die before the age of 65, the balance of any such severance payments due Mr. Popat would be paid to his estate in one lump sum payment equal to the net present value of such remaining monthly payments. During the fourth quarter of fiscal year 2007, the Company recorded a pre-tax charge of $1.4 million under General and administrative expenses in its Consolidated Statement of Operations, representing the net present value of expected future severance and benefit payments for this fully vested obligation. The Company’s accrued cost for this unfunded retirement obligation was $1.2 million as of September 30, 2007, of which $117 thousand is included under Accrued compensation and $1.1 million is included under Accrued long-term retirement benefits in the Company’s Consolidated Balance Sheet. Benefit payments commenced during the second quarter of fiscal year 2008. The Company has projected its remaining future payments for this unfunded obligation at $1.5 million.

In January 2007, the Company announced that Anil Singhal, co-founder and President and Chief Executive Officer, would also assume the role of Chairman of the Board of Directors, effective January 19, 2007. In conjunction with his additional responsibilities the Company entered into a new employment agreement with Mr. Singhal, which provides that he will receive a base salary of at least $300 thousand. The employment agreement provides for a three-year term commencing January 19, 2007 with automatic one-year renewals. During the term of this agreement, Mr. Singhal will also be eligible to receive an annual bonus based on company performance and individual objectives. The employment agreement is terminable at will by either party, and provides that if the Company elects not to renew the agreement for any reason, or if Mr. Singhal’s employment is terminated by NetScout without cause, or by Mr. Singhal at any time following the consummation of a sale of the Company, or upon the death or disability of Mr. Singhal, Mr. Singhal, or his estate, is entitled to receive in a lump sum, a payment equal to the net present value of $16 thousand per month for a period of 7 years. If Mr. Singhal terminates his employment with the Company for any reason prior to the consummation of a sale of the Company, he is entitled to such lump sum payment for the period for which his severance benefits have vested (not to exceed 7 years). Mr. Singhal shall also receive continued health and dental benefits during such period. Mr. Singhal’s severance benefits will vest at a rate of 1.5 years for every year of future service, prorated for any partial year. The Company has projected its future payments for this unfunded obligation at

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

approximately $1.4 million, with benefit payments estimated to commence in fiscal year 2012. Estimated pre-tax expense of approximately $1.3 million, representing the present value of this future obligation, will be recognized ratably over the vesting period of approximately 4 years and 8 months which began in the fourth quarter of fiscal year 2007. The Company’s accrued cost for this unfunded retirement obligation was $212 thousand as of September 30, 2007, which is included under Accrued long-term retirement benefits in the Company’s Consolidated Balance Sheet.

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

Contracts that the Company enters into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, the Company may agree to defend any third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or European Union, or EU, or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU, and/or other selected countries’ trademark or intellectual property rights. Moreover, this indemnity may require the Company to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for any reasonable attorney’s fees incurred by them from the lawsuit.

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

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4,000,000. Through September 30, 2007, the Company had repurchased a total of 486,794 shares of common stock. The Company did not repurchase any shares during the six months ended September 30, 2007.

9.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Basic:
Net income applicable to common stockholders	$3,251	$2,302	$5,931	$3,676

Weighted average common shares outstanding	32,301,512	31,660,636	32,221,099	31,571,056

Basic net income per share	$0.10	$0.07	$0.18	$0.12

Diluted:
Net income applicable to common stockholders	$3,251	$2,302	$5,931	$3,676

Weighted average common shares outstanding	32,301,512	31,660,636	32,221,099	31,571,056
Weighted average stock options	1,130,831	856,783	1,062,104	1,106,011
Weighted average restricted stock units	167,325	155,841	151,505	190,269

Diluted weighted average shares	33,599,668	32,673,260	33,434,708	32,867,336

Diluted net income per share	$0.10	$0.07	$0.18	$0.11

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Stock options	260,616	1,249,373	383,816	1,059,709
Restricted stock units	—	38,767	3,115	22,480

Total	260,616	1,288,140	386,931	1,082,189

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on marketable securities and restricted investments. Other comprehensive income for the three and six months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net income	$3,251	$2,302	$5,931	$3,676
Unrealized gains on cash equivalents, marketable securities and restricted investment, net of $0 tax	60	74	43	62

Other comprehensive income	$3,311	$2,376	$5,974	$3,738

11.	Income Taxes

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. The Company adopted FIN 48 as of April 1, 2007 as required. There was no cumulative adjustment to beginning retained earnings related to the implementation of FIN 48.

As of the beginning of fiscal year 2008, the Company had no unrecognized tax benefits. No unrecognized tax benefits were recorded in the six months ended September 30, 2007. The Company believes it is reasonably possible that its unrecognized tax benefits may change significantly within the next twelve months, due to the Company’s acquisition of Network General Corporation (see Note 14). An estimate of the range of the possible change to the unrecognized tax benefits cannot be made at this time. The Company’s policy to include interest and penalties, related to unrecognized tax benefits, as a component of interest expense on the condensed consolidated statements of operations did not change as a result of implementing FIN 48. There was no accrued interest or penalties as of September 30, 2007 or March 31, 2007.

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

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Total revenue was distributed geographically as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
North America	$24,376	$19,305	$48,130	$39,111
EMEA	4,030	3,824	6,661	6,143
Asia Pacific	1,206	1,951	2,734	3,401

	$29,612	$25,080	$57,525	$48,655

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

13.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of adoption of SFAS 159, but does not expect that it will have a material effect on its consolidated financial position or results of operations.

14.	Subsequent Events

On November 1, 2007 the Company completed the acquisition of Network General Corporation, a global leader in network troubleshooting and protocol analysis and owner/developer of the acclaimed Sniffer suite of products. The purchase price was approximately $206 million, consisting of a combination of 6 million shares of NetScout common stock, $100 million of NetScout’s senior secured floating rate notes, and approximately $50 million in cash, subject to adjustments. Affiliates of Silver Lake Partners, Texas Pacific Group, or TPG, and Integral Capital Partners provided the debt financing and became NetScout stockholders. In addition, a representative of each of Silver Lake Partners and TPG joined NetScout’s board of directors on such date. The acquisition will be accounted for under the purchase method of accounting with the operations of Network

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

General included in the Company’s operating results from the date of acquisition. The purchase price allocation has not been completed, but a significant portion of the purchase price is expected to be allocated to acquired intangible assets and goodwill.

Interest on the notes is a variable annual interest rate initially set at the London Interbank Offered Rate, or LIBOR plus five percent, escalating incrementally to LIBOR plus six percent after two years. These notes are collateralized by substantially all assets of the Company. Under the indenture governing the notes, the Company is required to comply with certain financial covenants, which require the Company to maintain a minimum leverage ratio initially set at 4.2 to 1.0 and a minimum interest coverage ratio initially set at 2.1 to 1.0. In addition, the Company modified its existing line of credit with Silicon Valley Bank, by reducing the maximum allowable borrowings, under the line, from $10 million down to $5 million, and removing the requirements to comply with certain financial covenants.

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

Overview

NetScout Systems, Inc., or NetScout or the Company, designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, enabling delivery of critical business applications, services, and content efficiently to customers and end-users. We manufacture and market these products in an integrated hardware and software solution that has been used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations. In addition, we completed our initial public offering in August 1999.

On November 1, 2007, we completed the acquisition of Network General Corporation, or Network General, and embarked upon an aggressive integration program designed to merge our highly complementary products and technologies. This activity will demand a significant investment of time and resources, as we work towards the goal of achieving fully integrated operations by the end of our fiscal year in March 2008. The transaction will be valued at approximately $206 million for purchase accounting purposes. The acquisition was financed with a combination of 6 million shares of our common stock, $100 million of senior secured floating rate notes, and approximately $50 million in cash, subject to adjustments.

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

For the six months ended September 30, 2007, our total revenue increased $8.8 million, or 18%, to $57.5 million compared to $48.7 million for the six months ended September 30, 2006. Our cost of revenue increased by $2.0 million, or 19%, to $12.8 million for the six months ended September 30, 2007 compared to $10.8 million for the six months ended September 30, 2006. Gross profit of $44.7 million, or 78% of revenue, for the six months ended September 30, 2007 increased from $37.8 million, or 78% of revenue, for the six months ended September 30, 2006. Our gross margin is primarily impacted by the mix and volume of product and service revenue. We realize significantly higher gross margins on service revenue relative to product revenue. Service revenue for the six months ended September 30, 2007 increased $2.4 million, or 13%, to $21.1 million from $18.7 million for the six months ended September 30, 2006.

For the six months ended September 30, 2007, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses and amortization of intangibles, were $38.3 million, increasing by $4.1 million compared to the $34.2 million of total operating expenses in the six months ended September 30, 2006. The primary contributors to this increase in operating expenses were higher incentive compensation on improved operating results and increased sales compensation resulting from higher sales volume. Net income for the six months ended September 30, 2007 increased by $2.2 million to $5.9 million compared to net income of $3.7 million for the six months ended September 30, 2006. This increase is primarily due to an increase in gross profit of $6.8 million, resulting from the $8.8 million increase in revenue, partially offset by the increase in operating expenses of $4.1 million.

We are focused on expanding our long-term operating margins through revenue growth coupled with appropriate expense control. During fiscal year 2008, we have made several shifts in our go-to-market strategy that improved our ability to grow the business. First, we refocused product and solution development activities around our core competence – leveraging packet-based flow data to deliver definitive visibility and rapid troubleshooting of the performance of business-critical applications and services across globally distributed networks. Second, we delivered specific product enhancements adding capabilities of special value to the financial and mobile communications sectors, improving the impact and benefits of our solutions within those vertical markets. And lastly, we expanded our sales force to improve account coverage and increase our ability to engage and capture demand for performance management solutions around the globe. We expect that our third and fourth quarter operating margins will be reduced, due to expenses related to the Network General acquisition and integration.

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

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission, or the SEC, on June 4, 2007, for a description of all critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Consolidated Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product	63.9%	62.8%	63.3%	61.6%
Service	36.1	37.2	36.7	38.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	17.6	17.5	17.1	16.9
Service	5.1	5.2	5.2	5.3

Total cost of revenue	22.7	22.7	22.3	22.2

Gross margin	77.3	77.3	77.7	77.8

Operating expenses:
Research and development	15.9	17.9	16.1	18.3
Sales and marketing	38.6	40.0	39.9	42.9
General and administrative	10.8	8.9	10.5	8.9
Amortization of other intangible assets	—	0.2	—	0.2

Total operating expenses	65.3	67.0	66.5	70.3

Income from operations	12.0	10.3	11.2	7.5
Interest income and other expense, net	3.6	4.3	3.6	4.3

Income before income tax expense and cumulative effect of accounting change	15.6	14.6	14.8	11.8
Income tax expense	4.7	5.4	4.5	4.4
Cumulative effect of accounting change, net of taxes	—	—	—	0 .1

Net income	10.9%	9.2%	10.3%	7.5%

Three Months Ended September 30, 2007 and 2006

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended September 30, 2007, one indirect channel partner accounted for 15% of our total revenue, while no one direct customer accounted for more than 10% of our total revenue. During the three months ended September 30, 2006, no one customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended September 30, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$18,911	64%	$15,758	63%	$3,153	20%
Service	10,701	36	9,322	37	1,379	15%

Total Revenue	$29,612	100%	$25,080	100%	$4,532	18%

Product.    The 20%, or $3.2 million, increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 17% in the average selling price per unit, due to product mix, combined with a 6% increase in the number of units sold during the three month period ended September 30, 2007. The increase in both average selling price and units sold was due to continued traction of our higher capacity products, including some of our new product introductions.

Service.    The 15%, or $1.4 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Indirect	$20,228	68%	$15,809	63%	$4,419	28%
Direct	9,384	32	9,271	37	113	1%

Total Revenue	$29,612	100%	$25,080	100%	$4,532	18%

The 28%, or $4.4 million, increase in indirect channel revenue is primarily the result of increased sales to the federal sector, which utilizes channel partners. Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for assisting in sales and contract operations with customers as well as providing first line technical support and service to these customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped through our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since we ship the products to a domestic location.

Total revenue was distributed geographically as follows:

	Three Months Ended September 30, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$24,376	82%	$19,305	77%	$5,071	26%
International:
Europe—Middle East—Africa	4,030	14	3,824	15	206	5%
Asia—Pacific	1,206	4	1,951	8	(745)	(38)%

Subtotal International:	5,236	18	5,775	23	(539)	(9)%

Total Revenue	$29,612	100%	$25,080	100%	$4,532	18%

Revenue from sales to customers outside North America decreased 9% primarily as a result of a 38% decrease in Asia Pacific revenue. The decline in the Asia Pacific region was mainly due to timing of orders received from large multinational corporations. We do not expect this decline in the Asia Pacific region to continue. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$5,204	18%	$4,382	17%	$822	19%
Service	1,499	5	1,315	5	184	14%

Total cost of revenue	$6,703	23%	$5,697	22%	$1,006	18%

Gross profit:
Product $	$13,707	46%	$11,376	45%	$2,332	20%
Product %	72%		72%
Service $	$9,202	31%	$8,007	32%	$1,195	15%
Service %	86%		86%

Total gross profit $	$22,909		$19,383		$3,526	18%
Total gross margin %	77%		77%

Product.    The 19%, or $822 thousand, increase in cost of product revenue was primarily due to the 20% increase in product revenue during the three months ended September 30, 2007. The product gross margin percentage remained flat at 72%. Average cost per unit and units sold during the three months ended September 30, 2007 both increased compared to average cost per unit and units sold for the three months ended September 30, 2006.

Service.    The 14%, or $184 thousand, increase in cost of service revenue was primarily due to a $150 thousand increase in personnel costs associated with our customer support group. The 15%, or $1.2 million, increase in service gross profit corresponds with the 15%, or $1.4 million, increase in service revenue, offset by the 14%, or $184 thousand, increase in cost of services. Average headcount in cost of service was 39 and 36 for the three months ended September 30, 2007 and 2006, respectively.

Gross profits.    Our gross profit in absolute dollars increased 18%, or $3.5 million. This increase was consistent with our revenue growth of 18%. Gross margin remained flat at 77% for both the three months ended September 30, 2007 and 2006.

Operating Expenses

	Three Months Ended September 30, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Research and development	$4,711	16%	$4,486	18%	$225	5%
Sales and marketing	11,436	39	10,028	40	1,408	14%
General and administrative	3,192	11	2,236	9	956	43%
Amortization of acquired intangible assets	—	—	39	—	(39)	(100)%

Total Operating Expenses	$19,339	65%	$16,789	67%	$2,550	15%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 5%, or $225 thousand, increase in research and development expenses was primarily due to increases in incentive compensation, and increases in headcount. Average headcount in research and development was 111 and 107 for the three months ended September 30, 2007 and 2006, respectively.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 14%, or $1.4 million, increase in total sales and marketing expenses was primarily due to a $983 thousand increase in employee related expenses primarily due to increased sales compensation tied directly to the quarterly revenue increase of 18%, and a $115 thousand increase in trade show expenses primarily due to increased participation in previously attended trade shows as well as participation in new trade shows during the three months ended September 30, 2007. Average headcount in sales and marketing was 150 and 153 for the three months ended September 30, 2007 and 2006, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 43%, or $956 thousand, increase in general and administrative expenses was primarily due to a $595 thousand increase in employee related expenses mainly due to higher incentive compensation and increased headcount, a $330 thousand increase in legal expenses related to patent infringement defense, a $71 thousand increase in retirement benefit costs related to the employment agreements with the co-founders, and increased Information Technology, or IT, expenses related to our Enterprise Resource Planning, or ERP, system going live during the three months ended September 30, 2007. Average headcount in general and administrative was 56 and 54 for the three months ended September 30, 2007 and 2006, respectively.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets consists of amortization of non-compete agreements related to the acquisition of substantially all of the assets of Quantiva, Inc., or Quantiva, in the first quarter of fiscal year 2006.

The 100%, or $39 thousand, decrease in amortization of acquired intangible assets was due to completion of the amortization of the non-compete agreements during the first quarter of fiscal year 2008.

Interest income and other expense, net.    Interest income and other expense, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Three Months Ended September 30, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Interest income and other expense, net	$1,061	4%	$1,072	4%	$(11)	(1)%

Interest income and other expense, net remained flat with a 1% or $11 thousand decrease, even though combined cash, cash equivalents, marketable securities and restricted investments increased reflecting a shift in our investment strategy to lower yield tax-exempt investments in an effort to increase our overall after tax return.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2007 for fiscal year 2008 is 30.2%, compared to an estimated annual effective tax rate of 37.2% as of September 30, 2006 for fiscal year 2007. The decrease in our effective tax rate is primarily due to a change in our investment strategy in late fiscal 2007 towards tax exempt securities. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits and tax-exempt interest income. The estimated effective tax rate for the three months ended September 30, 2007 is 29.8%.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Income tax expense	$1,380	5%	$1,364	5%	$16	1%

Net income.    Net income for the three months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Net income	$3,251	11%	$2,302	9%	$949	41%

The 41%, or $949 thousand, increase in net income for the three months ended September 30, 2007 was mainly attributable to the increase in total product and service gross profit of $3.5 million, offset by a $2.6 million increase in operating expenses mainly due to increased employee related expenses of incentive compensation, and sales compensation.

Six Months Ended September 30, 2007 and 2006

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the six months ended September 30, 2007 and 2006.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$36,424	63%	$29,985	62%	$6,439	21%
Service	21,101	37	18,670	38	2,431	13%

Total Revenue	$57,525	100%	$48,655	100%	$8,870	18%

Product.    The 21%, or $6.4 million, increase in product revenue, which includes hardware and software products, was primarily due to an increase of approximately 11% in the average selling price per unit, due to product mix, combined with an 11% increase in the number of units sold during the six month period ended September 30, 2007. The increase in both average selling price and units sold was due to continued traction of our higher capacity products, including some of our new product introductions.

Service.    The 13%, or $2.4 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base.

Total product and service revenue from direct and indirect channels are as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Indirect	$37,956	66%	$29,856	61%	$8,100	27%
Direct	19,569	34	18,799	39	770	4%

Total Revenue	$57,525	100%	$48,655	100%	$8,870	18%

The 27%, or $8.1 million, increase in indirect channel revenue is mainly a result of increased sales to the federal sector, which utilizes channel partners. Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for assisting in sales and contract operations with customers as well as providing first line technical support and service to these customers within their territory. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside North America that are shipped through our North American-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as North America revenue since we ship the products to a domestic location.

Total revenue was distributed geographically as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Geographic mix:
North America	$48,130	84%	$39,111	80%	$9,019	23%
International:
Europe—Middle East—Africa	6,661	11	6,143	13	518	8%
Asia—Pacific	2,734	5	3,401	7	(667)	(20)%

Subtotal International:	9,395	16	9,544	20	(149)	(2)%

Total Revenue	$57,525	100%	$48,655	100%	$8,870	18%

Revenue from sales to customers outside North America decreased 2% primarily as a result of a 20% decrease in Asia Pacific revenue. The decline in the Asia Pacific region was mainly due to timing of orders received from large multinational corporations. We do not expect this decline in the Asia Pacific region to continue. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Six Months Ended September 30, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$9,856	17%	$8,238	17%	$1,618	20%
Service	2,986	5	2,582	5	404	16%

Total cost of revenue	$12,842	22%	$10,820	22%	$2,022	19%

Gross profit:
Product $	$26,568	46%	$21,747	45%	$4,821	22%
Product %	73%		73%
Service $	$18,115	32%	$16,088	33%	$2,027	13%
Service %	86%		86%

Total gross profit $	$44,683		$37,835		$6,848	18%
Total gross margin %	78%		78%

Product.    The 20%, or $1.6 million, increase in cost of product revenue was primarily due to the 21% increase in product revenue during the six months ended September 30, 2007. The product gross margin percentage remained flat at 73%. Average cost per unit and units sold during the six months ended September 30, 2007 both increased compared to average cost per unit and units sold for the six months ended September 30, 2006.

Service.    The 16%, or $404 thousand, increase in cost of service revenue was primarily due to a $246 thousand increase in personnel costs associated with our customer support group, a $35 thousand increase in third party consulting services and increases in allocated costs, which resulted from increased legal and IT spending. The 13%, or $2.0 million, increase in service gross profit corresponds with the 13%, or $2.4 million, increase in service revenue, offset by the 16%, or $404 thousand, increase in cost of services. Average headcount in cost of service was 39 and 37 for the six months ended September 30, 2007 and 2006, respectively.

Gross profits.    Our gross profit in absolute dollars increased 18%, or $6.8 million. This increase was consistent with our revenue growth of 18%. Gross margin remained flat at 78% for both the six months ended September 30, 2007 and 2006.

Operating Expenses

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Research and development	$9,246	16%	$8,908	18%	$338	4%
Sales and marketing	22,977	40	20,858	43	2,119	10%
General and administrative	6,025	11	4,342	9	1,683	39%
Amortization of acquired intangible assets	6	—	78	—	(72)	(92)%

Total Operating Expenses	$38,254	67%	$34,186	70%	$4,068	12%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 4%, or $338 thousand, increase in research and development expenses was primarily due to increases in incentive compensation. Average headcount in research and development was 108 for the six months ended September 30, 2007 and 2006.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 10%, or $2.1 million, increase in total sales and marketing expenses was primarily due to a $1.5 million increase in employee related expenses primarily due to increased sales compensation tied directly to the year to date revenue increase, and a $248 thousand increase in trade show expenses primarily due to increased participation in a previously attended trade show as well as participation in a new trade show during the six months ended September 30, 2007. Average headcount in sales and marketing was 152 and 153 for the six months ended September 30, 2007 and 2006, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 39%, or $1.7 million, increase in general and administrative expenses was primarily due to a $1.0 million increase in employee related expenses mainly due to higher incentive compensation and increased headcount, a $446 thousand increase in legal expenses related to patent infringement defense, a $141 thousand increase in retirement benefit costs related to the employment agreements with the co-founders, and increased IT expenses related to our ERP system going live during the three months ended September 30, 2007. Average headcount in general and administrative was 55 and 54 for the six months ended September 30, 2007 and 2006, respectively.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets consists of amortization of non-compete agreements related to the acquisition of substantially all of the assets of Quantiva in the first quarter of fiscal 2006.

The 92%, or $72 thousand, decrease in amortization of acquired intangible assets was due to completion of the amortization of the non-compete agreements during April of 2007.

Interest income and other expense, net.    Interest income and other expense, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Interest income and other expense, net	$2,070	4%	$2,087	4%	$(17)	(1)%

Interest income and other expense, net remained flat with a 1.0%, or $17 thousand, decrease, even though combined cash, cash equivalents, marketable securities and restricted investments increased reflecting a shift in our investment strategy to lower yield tax-exempt investments in an effort to increase our overall after tax return.

Income tax expense.    We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2007 for fiscal year 2008 is 30.2%, compared to an estimated annual effective tax rate of 37.2% as of September 30, 2006 for fiscal year 2007. The decrease in our effective tax rate is primarily due to a change in our investment strategy in late fiscal 2007 towards tax exempt securities. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits and tax-exempt interest income. The estimated effective tax rate for the six months ended September 30, 2007 is 30.2%.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Income tax expense	$2,568	4%	$2,130	4%	$438	21%

Net income.    Net income for the six months ended September 30, 2007 and 2006 is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Net income	$5,931	10%	$3,676	8%	$2,255	61%

The 61%, or $2.3 million, increase in net income for the six months ended September 30, 2007 was mainly attributable to the increase in total product and service gross profit of $6.8 million, offset by a $4.0 million increase in operating expenses mainly due to increased employee related expenses of incentive compensation, and sales compensation and a $438 thousand increase in the income tax provision.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	September 30, (In Thousands)
	2007	2006
Cash and cash equivalents	$31,923	$56,108
Short-term marketable securities	70,856	31,247
Long-term marketable securities	6,094	3,315

Cash, cash equivalents, and marketable securities	$108,873	$90,670

At September 30, 2007, we had a line of credit with a bank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of eligible accounts receivable, bear interest at the bank’s prime rate and are collateralized by our inventory and accounts receivable. Under the agreement we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum tangible net worth of no less than $70 million. As of September 30, 2007, we were in compliance with all such covenants. As of September 30, 2007, no amounts were outstanding under the line of credit. Subsequent to September 30, 2007, this line of credit was modified, in connection with the acquisition of Network General, by reducing the borrowing limit to $5 million and removing the requirements to comply with financial covenants. Additionally, we funded $100 million of the purchase price of the acquisition through debt financing with affiliates of Silver Lake Partners, Texas Pacific Group and Integral Capital Partners.

Cash and cash equivalents were impacted by the following:

	Six Months Ended September 30, (In Thousands)
	2007	2006
Net cash provided by operating activities	$9,806	$4,019

Net cash provided by (used in) investing activities	$1,717	$(10,819)

Net cash provided by financing activities	$1,475	$1,232

Net cash provided by operating activities

Net cash provided by operating activities amounted to $9.8 million and $4.0 million during the six months ended September 30, 2007 and 2006, respectively. The primary sources of operating cash flow in the six months ended September 30, 2007 included net income of $5.9 million, adjusted to exclude the effects of non-cash items of $2.7 million, including depreciation and amortization and share-based compensation expense, a $1.5 million increase in accounts payable due to timing of payments, and a $1.1 million increase in accrued compensation resulting from the timing of payments for payroll, commissions and incentive compensation, offset by a $1.1 million increase in prepaid and other assets due to costs associated with the definitive agreement to acquire Network General, a $392 thousand increase in accounts receivable resulting from the timing of cash collections and sales, and a $284 thousand increase in inventory due to build up of inventory due to increased order volume. The primary sources of operating cash flow in the six months ended September 30, 2006 included net income of $3.7 million, the add back of non-cash charges of $2.7 million, and the receipt of a one-time refund on income taxes of $1.1 million offset by an increase in accounts receivable of $1.1 million due to the timing of cash collections and sales, an increase in inventory of $1.5 million due to purchases to support anticipated order flow as well as a $2.7 million decrease in accrued compensation due to the payment of fiscal 2006 incentive compensation.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $1.7 million for the six months ended September 30, 2007. For the six months ended September 30, 2007, cash provided by investing activities reflects the proceeds from the maturity of marketable securities due to cash management activities of $20.2 million offset by the purchase of marketable securities of $16.0 million and the purchase of fixed assets to support our infrastructure of $2.6 million. Net cash used in investing activities was $10.8 million for the six months ended September 30, 2006. For the six months ended September 30, 2006, cash used in investing activities reflects the purchase of marketable securities of $32.4 million, offset by the proceeds from the maturity of marketable securities due to cash management activities of $23.7 million, the purchase of fixed assets to support our infrastructure of $1.1 million, respectively, and capitalized expenditures for internal use software of $951 thousand. We anticipate that our investment in our infrastructure will continue in future quarters.

Net cash provided by financing activities

Net cash provided by financing activities was $1.5 million and $1.2 million for the six months ended September 30, 2007 and 2006, respectively. For the six months ended September 30, 2007 and 2006, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options in the amount of $1.3 million and $1.9 million, respectively. For the six months ended September 30, 2007 and 2006, cash provided by financing activities was also due to a tax benefit from stock options exercised of $186 thousand and $327 thousand, respectively. For the six months ended September 30, 2006, net cash provided by financing activities also reflects the purchase of treasury stock for $983 thousand.

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

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders. In the second quarter of fiscal 2008, we announced the acquisition of Network General. The acquisition closed on November 1, 2007. The total purchase price for the acquisition is expected to be approximately $206 million.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No.157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of adoption of SFAS 159, but does not expect that it will have a material effect on its consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments and U.S. Treasury bills. NetScout’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. NetScout’s exposure to interest rates based on outstanding debt has been and is expected to continue to be modest due to the fact that as of September 30, 2007, we had a $10 million line of credit with no amounts outstanding under the line and no other outstanding interest-bearing debt. Subsequent to September 30, 2007, in connection with our acquisition of Network General, we reduced the line of credit to $5 million, and issued $100 million of senior secured floating rate notes, initially bearing interest at LIBOR plus five percent.

NetScout’s exposure to currency exchange rate fluctuations has been limited. All revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as payroll, rent and office expense in the local currency and, therefore, currency exchange rate fluctuations could have an adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

Item 4.	Controls and Procedures

As of September 30, 2007, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes to legal proceedings set forth in our Annual Report on Form 10-K for our fiscal year ended March 31, 2007.

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

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 have not materially changed, other than the following:

The Risk Factor entitled “We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results” has been updated to reflect the acquisition of Network General.

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

•

the potentially costly and disruptive impact of assuming pre-existing contractual relationships of acquired companies that we would not have otherwise entered into, and potentially exiting or modifying such relationships;

•

the potential litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition including claims from terminated employees, customers or third parties;

•	the incurrence of significant costs and expenses; or

•	the potentially dilutive impact on our earnings per share.

Acquisition transactions also involve numerous business risks. These risks from acquisitions include:

•	difficulties in assimilating the acquired operations, technologies, personnel and products;

•	difficulties in managing geographically dispersed and international operations;

•	difficulties in assimilating diverse financial reporting and management information systems;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the diversion of management’s attention from other business concerns;

•	use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases and retirement of outstanding indebtedness;

•

substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets and stock-based compensation expense;

•	the potential disruption of our business; and

•	the potential loss of key employees, customers, distributors or suppliers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2008, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 8 to the Condensed Consolidated Financial Statements attached hereto.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on September 12, 2007, NetScout’s stockholders took the following actions:

(1)	NetScout stockholders elected each of Anil K. Singhal, John R. Egan and Stuart M. McGuigan, each Class II directors, to a three-year term expiring at NetScout’s annual meeting of stockholders in 2010 or until each director’s respective successor has been duly elected and qualified or until each director’s earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2007 annual meeting. With respect to the election of Mr. Singhal, the votes were cast as follows: 27,468,730 shares of common stock voted for the election of Mr. Singhal; 3,910,924 shares of common stock were withheld as to the election of Mr. Singhal. With respect to the election of Mr. Egan, the votes were cast as follows: 27,250,189 shares of common stock voted for the election of Mr. Egan; 4,129,465 shares of common stock were withheld as to the election of Mr. Egan. With respect to the election of Mr. McGuigan, the votes were cast as follows: 27,360,522 shares of common stock voted for the election of Mr. McGuigan; 4,019,132 shares of common stock were withheld as to the election of Mr. McGuigan. No other persons were nominated, nor received votes, for election as a director of NetScout at the 2007 annual meeting. The other directors of NetScout whose terms continued after the 2007 annual meeting were Vincent J. Mullarkey, Victor A. DeMarines, Stephen Pearse, and Joseph G. Hadzima, Jr.

(2)	NetScout’s stockholders ratified the selection of the firm of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the fiscal year ending March 31, 2008. With respect to such matter, the votes were cast as follows: 27,740,679 shares of common stock voted for the proposal; 3,638,556 shares of common stock voted against the proposal; 419 shares of common stock abstained.

(3)	NetScout stockholders approved the NetScout Systems, Inc. 2007 Equity Incentive Plan, which replaces the Company’s 1999 Stock Incentive Plan. With respect to such matter, the votes were cast as follows: 14,221,986 shares of common stock voted for the proposal; 13,913,429 shares of common stock voted against the proposal; 1,499 shares of common stock abstained; and 3,242,740 shares of common stock were not voted.

Item 6.	Exhibits

(a)	Exhibits

10.1	Netscout Systems, Inc. 2007 Equity Incentive Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 9, 2007	/s/ ANIL K. SINGHAL

Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2007	/s/ DAVID P. SOMMERS

David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2007	/s/ JEFFREY R. WAKELY

Jeffrey R. Wakely
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	NetScout Systems, Inc. 2007 Equity Incentive Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002