Form 10-Q
period 2007-12-31
NETSCOUT SYSTEMS INC
filed 2008-02-08
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 6, 2008 was 38,605,351.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2007	March 31, 2007

Assets
Current assets:
Cash and cash equivalents	$52,497	$18,925
Marketable securities	29,237	69,204
Accounts receivable, net of allowance for doubtful accounts of $108 and $9 at December 31, 2007 and March 31, 2007, respectively	48,517	18,317
Inventories	10,197	4,562
Refundable income taxes	1,278	657
Deferred income taxes	3,620	2,535
Prepaid expenses and other current assets	12,008	3,380

Total current assets	157,354	117,580
Fixed assets, net	17,563	8,262
Goodwill	135,295	36,561
Acquired intangible assets, net	67,159	442
Capitalized software development costs, net	48	170
Deferred financing costs	952	—
Deferred income taxes	31,272	5,382
Long-term marketable securities	—	11,975
Restricted cash	156	—
Other assets	991	47

Total assets	$410,790	$180,419

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,027	$3,023
Accrued compensation	25,680	8,271
Accrued other liabilities	9,429	2,609
Income taxes payable	839	192
Long-term debt, current portion	5,000	—
Deferred revenue	51,929	23,992

Total current liabilities	106,904	38,087
Other long-term liabilities	915	1,008
Accrued long-term retirement benefits	1,254	1,155
Long-term deferred revenue	6,530	1,762
Long-term debt, net of current portion	95,000	—

Total liabilities	210,603	42,012

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2007 and March 31, 2007	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 43,127,118 and 36,581,852 shares issued and 38,595,101 and 32,049,835 shares outstanding at December 31, 2007 and March 31, 2007, respectively	43	36
Additional paid-in capital	180,882	122,074
Accumulated other comprehensive income (loss)	94	(46)
Treasury stock at cost, 4,532,017 shares at December 31, 2007 and March 31, 2007	(28,939)	(28,939)
Retained earnings	48,107	45,282

Total stockholders’ equity	200,187	138,407

Total liabilities and stockholders’ equity	$410,790	$180,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Product	$36,085	$16,366	$72,509	$46,351
Service	17,656	10,133	38,757	28,803

Total revenue	53,741	26,499	111,266	75,154

Cost of revenue:
Product (1)	11,627	4,528	21,483	12,766
Service (1)	4,056	1,672	7,665	4,700

Total cost of revenue	15,683	6,200	29,148	17,466

Gross profit	38,058	20,299	82,118	57,688

Operating expenses:
Research and development (1)	9,272	4,782	18,518	13,690
Sales and marketing (1)	21,463	10,997	43,817	31,410
General and administrative (1)	9,454	2,571	15,479	6,913
Amortization of acquired intangible assets	314	39	320	116

Total operating expenses	40,503	18,389	78,134	52,129

Income (loss) from operations	(2,445)	1,910	3,984	5,559
Interest and other income (expense), net:
Interest income	866	961	2,973	3,062
Interest expense	(1,955)	(42)	(1,986)	(56)
Other expense, net	(254)	(2)	(260)	(2)

Total interest and other income (expense), net	(1,343)	917	727	3,004

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	(3,788)	2,827	4,711	8,563
Income tax expense (benefit)	(682)	844	1,886	2,973

Income (loss) before cumulative effect of accounting change	(3,106)	1,983	2,825	5,590
Cumulative effect of accounting change, net of taxes of $42	—	—	—	69

Net income (loss)	$(3,106)	$1,983	$2,825	$5,659

Basic net income (loss) per share	$(0.09)	$0.06	$0.08	$0.18
Diluted net income (loss) per share	$(0.09)	$0.06	$0.08	$0.17
Weighted average shares outstanding—basic	36,495	31,735	33,651	31,626
Weighted average shares outstanding—diluted	36,495	33,026	35,065	32,925
__________ (1) Share-based compensation expenses included in these amounts are as follows:

Cost of product revenue	$2	$10	$23	$30
Cost of service revenue	$15	$12	$42	$37
Research and development	$80	$135	$264	$366
Sales and marketing	$152	$140	$473	$442
General and administrative	$94	$60	$254	$202

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,825	$5,659
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of the acquisition of Network General:
Depreciation and amortization	5,077	2,735
Amortization of deferred financing costs	333	—
Loss on disposal of fixed assets	13	31
Inventory write down	205	—
Share-based compensation expense associated with equity awards	1,056	1,077
Cumulative effect of accounting change	—	(111)
Deferred income taxes	(138)	(174)
Changes in assets and liabilities
Accounts receivable	(9,531)	297
Inventories	(1,082)	(1,610)
Refundable income taxes	(621)	685
Prepaid expenses and other current assets	(948)	(155)
Other assets	64	(55)
Accounts payable	2,780	72
Accrued compensation and other expenses	1,801	(1,487)
Income taxes payable	647	936
Deferred revenue	11,939	(6)

Net cash provided by operating activities	14,420	7,894

Cash flows from investing activities:
Purchase of marketable securities	(16,372)	(43,569)
Proceeds from maturity of marketable securities	68,379	44,472
Purchase of fixed assets	(3,433)	(1,486)
Acquisition of Network General, net of cash acquired	(30,929)	—
Capitalized expenditures for internal use software	—	(1,227)
Capitalized software development costs	—	(15)

Net cash provided by (used in) investing activities	17,645	(1,825)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	99,040	—
Repayment of long-term debt	(100,000)	—
Proceeds from exercise of stock options	2,343	2,917
Tax benefit from stock options exercised	—	889
Purchase of treasury shares	—	(1,400)

Net cash provided by financing activities	1,383	2,406

Effect of exchange rate changes on cash and cash equivalents	124	—

Net increase in cash and cash equivalents	33,572	8,475
Cash and cash equivalents, beginning of period	18,925	61,676

Cash and cash equivalents, end of period	$52,497	$70,151

Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the acquisition of Network General	$56,100	$—

Issuance of debt in connection with the acquisition of Network General	$100,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006, respectively, have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results of operations for the year ending March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period presentation. This reclassification had no effect on previously reported net income. NetScout reclassified $256 thousand and $702 thousand of direct costs related to training activities from operating expenses to cost of revenue in the statement of operations as previously reported on Form 10-Q for the three and nine months ended December 31, 2006, as filed with the Securities and Exchange Commission on February 5, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission, or the SEC, on June 4, 2007.

2.	Share-Based Compensation

The 1999 Stock Option Plan and the 2007 Equity Incentive Plan, which replaced the 1999 Stock Option Plan effective as of September 12, 2007, permit the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company. The Company accounts for these share-based awards in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, or SFAS 123R, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. During the three and nine months ended December 31, 2007 and 2006, share-based compensation expense was $343 thousand, $357 thousand, $1.1 million and $1.1 million, respectively.

The Company adopted SFAS 123R using the modified prospective transition method beginning April 1, 2006. Accordingly, the Company recorded share-based compensation expense for awards granted prior to but not yet vested as of April 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, but adjusted for estimated forfeitures. The Company recorded a pre-tax cumulative benefit of accounting change of $111 thousand related to estimating forfeitures for share-based awards that were unvested as of April 1, 2006.

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

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Marketable Securities

The following is a summary of marketable securities held by NetScout at December 31, 2007, with maturity dates of January 2008 through December 2008 (in thousands):

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$30,347	$35	$30,382
Less: restricted investment	1,143	2	1,145

Marketable securities	$29,204	$33	$29,237

The following is a summary of marketable securities as classified between short and long-term at December 31, 2007 (in thousands):

Short-term marketable securities	$29,237
Long-term marketable securities	—

Total marketable securities	$29,237

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

Restricted Cash

The Company has a cash balance of $156 thousand at December 31, 2007, in the form of a deposit in a money market fund that was restricted from withdrawal. The deposit serves as collateral for a letter of credit relating to a leasehold improvement on one of the Company’s facilities and is included under restricted cash in the Company’s Consolidated Balance Sheet.

Restricted Investment

The Company has a restricted investment account related to a deferred compensation plan of $1.1 million, which is currently included in prepaid expenses and other current assets. As of December 31, 2007 and March 31, 2007, there were unrealized gains of $2 thousand and unrealized losses of $13 thousand, respectively, recorded as other comprehensive income (loss), net of $0 tax.

4.	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO, method. Inventories consist of the following (in thousands):

	December 31, 2007	March 31, 2007
Raw materials	$5,391	$3,270
Work in process	230	143
Finished goods	4,576	1,149

	$10,197	$4,562

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.	Acquisition

On November 1, 2007, the Company closed the acquisition of Network General Central Corporation, or Network General. The results of Network General’s operations have been included in the consolidated financial statements since that date. Network General is a longtime leader in packet-level network analysis and data mining. The acquisition enables NetScout to offer customers best-of-breed early-warning capability, real-time and historical application flow analysis, and deep packet forensics. As a result, the combined company will possess the scale, technology, and mind share required to address and meet the substantial operational challenges posed by virtualization, convergence, Service Oriented Architecture, or SOA, and highly distributed network-centric operations. It also expects to reduce costs through reduced headcount, marketing program synergies and facilities reductions.

The aggregate purchase price was approximately $212 million, including $53 million of cash, $100 million of NetScout’s senior secured floating rate notes (see Note 8), six million shares of common stock valued at $56 million and $3 million of capitalized acquisition costs. The value of the common shares was determined based on the average market price of NetScout’s common shares over the period of 2 days before and 2 days after the terms of the acquisition were agreed to and publicly announced. Capitalized acquisition costs consist of fees for legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The allocation of the purchase price is preliminary and is subject to finalization of the Company’s valuation estimates and assumptions and the Company’s restructuring plans. The preliminary purchase price allocation includes a liability of $4.9 million associated with work force reductions in the acquired business. The Company began formulating plans related to these work force reductions prior to the purchase date. This liability includes severance and benefits for 48 employees, of which $2.0 million was paid through December 31, 2007. The Company continues to assess liabilities for exit costs related to consolidating international entities and exiting contracts existing at the date of the acquisition. The Company expects to finalize the purchase price allocation in the period ending March 31, 2008 and areas particularly subject to change include accruals for restructuring activities, identifiable intangible assets, including the determination of estimated useful lives, and deferred taxes, as well as the amount of resulting goodwill. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total Consideration:
Value of common stock issued	$56,100
Cash paid	52,631
Debt issued	100,000
Transaction costs	3,344

Total purchase consideration	$212,075

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $25,554	$58,710
Fixed assets	9,517
Deferred tax assets	27,338
Identifiable intangible assets	68,036
Other assets	1,164
Goodwill	98,734

Total assets acquired	263,499
Deferred revenue	(20,766)
Fair value of other liabilities assumed	(30,658)

$212,075

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from newer product lines and synergies related to the integration of Network General with the Company’s nGenius Performance Management System. Goodwill from the Network General acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Prior goodwill of Network General is deductible over a 15-year period for tax purposes.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Developed product technology	$19,900	5
Customer relationships	29,200	15.5
Tradename	18,600	Indefinite
Net beneficial leases	336	4.2

Total	$68,036

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and Network General for the three and nine months ended December 31, 2007 and 2006, giving effect to the merger as if it occurred on October 1, 2007 and 2006 and April 1, 2007 and 2006, respectively (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Pro forma revenue	$68,298	$62,179	$194,189	$172,491
Pro forma net loss before cumulative effect of accounting change	$(3,236)	$(490)	$(5,050)	$(18,269)
Pro forma net loss	$(3,236)	$(490)	$(5,050)	$(18,199)
Pro forma loss per share:
Basic	$(0.08)	$(0.01)	$(0.13)	$(0.48)
Diluted	$(0.08)	$(0.01)	$(0.13)	$(0.48)
Pro forma shares outstanding:
Basic	38,517	37,735	39,651	37,626
Diluted	38,517	37,735	39,651	37,626

The pro forma net loss and loss per share for each period presented primarily includes adjustments for amortization of intangibles, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

6.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $135 million as of December 31, 2007 and $36.6 million as of March 31, 2007. The Company’s goodwill resulted from the acquisition of NextPoint Networks, Inc. in July 2000, the acquisition of substantially all of the assets of Quantiva, Inc., or Quantiva, in April 2005 and the acquisition of Network General in November 2007 (see Note 5). In accordance with SFAS No. 142, goodwill is

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

The change in the carrying amount of goodwill for the nine months ended December 31, 2007 is as follows (in thousands):

Balance as of March 31, 2007	$ 36,561
Goodwill related to the acquisition of Network General	98,734

Balance as of December 31, 2007	$135,295

Acquired Intangible Assets

The carrying amounts of acquired intangible assets were $67.2 million and $442 thousand as of December 31, 2007 and March 31, 2007, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename will be evaluated for potential impairment annually.

Acquired intangible assets consist of the following as of December 31, 2007 (in thousands):

	Cost	December 31, 2007 Accumulated Amortization	Net
Developed product technology	$19,900	$663	$19,237
Customer relationships	29,200	314	28,886
Indefinite lived tradename	18,600	—	18,600
Net Beneficial Leases	336	22	314
Software	1,255	1,133	122
Non-compete agreements	310	310	—

	$69,601	$2,442	$67,159

Amortization of developed product technology and software included as cost of product revenue was $768 thousand and $978 thousand for the three and nine months ended December 31, 2007, respectively. Amortization of other acquired intangible assets included as operating expense was $336 thousand and $342 thousand for the three and nine months ended December 31, 2007, respectively.

Acquired intangible assets consist of the following as of March 31, 2007 (in thousands):

	Cost	March 31, 2007 Accumulated Amortization	Net
Software	$1,255	$819	$436
Non-compete agreements	310	304	6

	$1,565	$1,123	$442

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Amortization of acquired software included as cost of product revenue was $104 thousand and $312 thousand for the three and nine months ended December 31, 2006, respectively. Amortization of other acquired intangible assets included as operating expense was $39 thousand and $116 thousand for the three and nine months ended December 31, 2006, respectively.

The following is the expected future amortization expense as of December 31, 2007 for the years ended March 31 (in thousands):

2008 (remaining three months)	$1,590
2009	5,959
2010	5,941
2011	5,941
2012	5,926
Thereafter	23,202

Total	$48,559

The weighted average useful life of acquired intangible assets is 11 years.

7.	Capitalized Software Development Costs, Purchased Software and Developed Product Technology

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of software products are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of December 31, 2007 and March 31, 2007, respectively, capitalized software development costs for the nGenius Analytics product totaled $327 thousand. Beginning in April 2006, the Company commenced amortization of the capitalized software development costs for the nGenius Analytics project on a straight-line basis over two years. Amortization of capitalized software development costs included as cost of product revenue was $41 thousand, $41 thousand, $122 thousand and $116 thousand for the three and nine months ended December 31, 2007 and 2006, respectively.

The Company also capitalizes purchased software in accordance with SFAS No. 86 and developed product technology. During the third quarter of fiscal 2008, the Company recorded $19.9 million of developed product technology in connection with the acquisition of Network General. During the fiscal year ended March 31, 2006, the Company capitalized $1.3 million of purchased software obtained in connection with the acquisition of substantially all of the assets of Quantiva. Purchased software and developed product technology are recorded under acquired intangible assets.

Capitalized software development costs and developed product technology are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made.

8.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General (see Note 5). The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts are outstanding under the revolving credit facility as of December 31, 2007.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate (the “Alternative Base Rate”) or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment (collectively, the “Eurodollar Rate”), in each case plus an applicable margin. From December 21, 2007 until February 29, 2008, the applicable margin for Alternative Base Rate loans will be 175 basis points and 300 basis points for Eurodollar Rate loans. Beginning with the delivery of the Company’s financial statements for the quarter ended December 31, 2007, the applicable margin will vary depending on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. While outstanding, the Company’s senior secured floating rate notes incurred interest at 9.91%

Payments of principal on the term loan commence on March 31, 2008, and will be made in regular quarterly installments. As of December 31, 2007, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2008 (remaining three months)	$ 1,250
2009	6,250
2010	10,000
2011	11,250
2012	15,000
2013	56,250

Total	$100,000

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00, and a minimum fixed-charge coverage ratio of 1.25 to 1.00. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. As of December 31, 2007, the Company was in compliance with all of its financial covenants. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of net proceeds from asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) subject to the Company’s leverage ratio, either 25% or 50% of annual excess cash flow of the Company and its subsidiaries, (d) 50% of net proceeds from the issuance of equity by the Company and its subsidiaries and (d) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. For the three months ended December 31, 2007, there were no required payments relating to the annual excess cash flows of the Company. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company capitalized $960 thousand of debt issuance costs associated with the origination of the Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $952 thousand as

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

of December 31, 2007 is included as deferred financing costs in the Company’s consolidated balance sheet. In connection with its debt refinancing during the third quarter of 2008, the Company recognized $300 thousand of interest expense to write off the debt issuance costs associated with the senior secured floating rate notes.

9.	Commitments and Contingencies

Contingencies

From time to time NetScout is subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation, or DSC, filed a lawsuit against the Company and six other co-defendants, two of which have subsequently been dismissed from the case, in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that NetScout is infringing United States Patent Nos. 5,701,400, and No. 5,537,590. On February 23, 2007, the Company filed its Answer denying all claims and asserting counterclaims seeking a declaration of non-infringement and invalidity of the patents. On August 15, 2007 DSC filed a separate lawsuit against five additional defendants. That case was recently consolidated with the suit against the Company. On November 8, 2007, DSC added another five defendants, bringing the total number of defendants to fifteen. The Company and DSC are currently engaged in discovery. The Company believes the plaintiff’s claims have no merit and will defend the lawsuit vigorously. No amounts have been accrued for the potential settlement of these claims as the Company believes the likelihood of a materially adverse outcome is not probable. Legal expenses in association with the defense of these claims are expensed as incurred.

On or about October 30, 2007, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one-count complaint for fraud in the Superior Court of New Jersey against certain of the executives, officers and members of the board of directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As disclosed in Note 5, the Company acquired Network General in November 2007. The complaint alleges, among other things, that Network General made material misrepresentations to the Fidelia shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the completion of the Fidelia acquisition. The plaintiffs are seeking reclamation of losses, alleged to be in the range of $6.2 million to $9.2 million. The Company’s response to the complaint is due in February 2008. The Company believes that the plaintiffs’ claims have no merit, and will defend the lawsuit vigorously. The Company did not record a liability relating to this contingency in its consolidated balance sheet as of December 31, 2007 as it is unable to estimate the amount of any potential adverse outcome and because the probability of a materially adverse loss is not probable. If the Company believes that an adverse outcome to this complaint becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

Employment Agreements

In January 2007 the Company announced the retirement of Narendra Popat, co-founder and outgoing Chairman of the Board of Directors effective January 19, 2007. The Company and Mr. Popat entered into a separation agreement effective January 19, 2007, whereupon Mr. Popat became an advisor, through January 2010, to the Company’s Chief Executive Officer. The separation agreement provides for the payment of severance of $16 thousand per month, along with continued health and dental benefits, until Mr. Popat, who at the time of separation was 57, reaches the age of 65. Should Mr. Popat die before the age of 65, the balance of any such severance payments due Mr. Popat would be paid to his estate in one lump sum payment equal to the net present value of such remaining monthly payments. During the fourth quarter of fiscal year 2007, the

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Company recorded a pre-tax charge of $1.4 million under General and administrative expenses in its Consolidated Statement of Operations, representing the net present value of expected future severance and benefit payments for this fully vested obligation. The Company’s accrued cost for this unfunded retirement obligation was $1.2 million as of December 31, 2007, of which $209 thousand is included under Accrued compensation and $970 thousand is included under Accrued long-term retirement benefits in the Company’s Consolidated Balance Sheet. Benefit payments commenced during the second quarter of fiscal 2008. The Company has projected its remaining future payments for this unfunded obligation at $1.4 million.

In January 2007, the Company announced that Anil Singhal, co-founder and President and Chief Executive Officer, would also assume the role of Chairman of the Board of Directors, effective January 19, 2007. In conjunction with his additional responsibilities the Company entered into a new employment agreement with Mr. Singhal, which provides that he will receive a base salary of at least $300 thousand. The employment agreement provides for a three-year term commencing January 19, 2007 with automatic one-year renewals. During the term of this agreement, Mr. Singhal will also be eligible to receive an annual bonus based on company performance and individual objectives. The employment agreement is terminable at will by either party, and provides that if the Company elects not to renew the agreement for any reason, or if Mr. Singhal’s employment is terminated by NetScout without cause, or by Mr. Singhal at any time following the consummation of a sale of the Company, or upon the death or disability of Mr. Singhal, Mr. Singhal, or his estate, is entitled to receive in a lump sum, a payment equal to the net present value of $16 thousand per month for a period of 7 years. If Mr. Singhal terminates his employment with the Company for any reason prior to the consummation of a sale of the Company, he is entitled to such lump sum payment for the period for which his severance benefits have vested (not to exceed 7 years). Mr. Singhal shall also receive continued health and dental benefits during such period. Mr. Singhal’s severance benefits will vest at a rate of 1.5 years for every year of future service, prorated for any partial year. The Company has projected its future payments for this unfunded obligation at approximately $1.4 million, with benefit payments estimated to commence in fiscal year 2012. Estimated pre-tax expense of approximately $1.3 million, representing the present value of this future obligation, will be recognized ratably over the vesting period of approximately 4 years and 8 months which began in the fourth quarter of fiscal year 2007. The Company’s accrued cost for this unfunded retirement obligation was $284 thousand as of December 31, 2007, which is included under accrued long-term retirement benefits in the Company’s consolidated balance sheet.

Guarantor’s Agreements

The Company (including its subsidiary Network General) warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes software embedded in probes sold to customers, the standard warranty commences upon shipment and expires sixty (60) to ninety (90) days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires twelve (12) months thereafter. Additionally, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than the Company; customer’s failure to follow Company’s installation, operation or maintenance instructions; and events outside of Company’s reasonable control. The Company also warrants that all support services will be performed in a good and workmanlike manner. The Company believes that its product and support service warranties are consistent with commonly accepted industry standards. No warranty cost information is presented and no warranty costs are accrued since service revenue associated with warranty is deferred at the time of sale and recognized ratably over the warranty period.

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

(Unaudited)

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

In connection with its formation, Network General agreed to indemnify certain stockholders against third-party claims arising out of the stock subscription agreement or services rendered to Network General by those stockholders. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against the indemnified parties that are probable losses and considers the likelihood of any such claims or actions to be remote.

The Company has agreed to indemnify its and its subsidiaries’ directors and officers if they were made a party or were threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by any reason of the fact that the indemnified are an agent of the Company or by reason of anything done or not done by them in any such capacity. This indemnity includes the directors and officers of Network General prior to its acquisition by the Company on November 1, 2007. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. Although Network General has a pending claim, as discussed above in the Contingencies section of this note, the Company has not recorded an associated liability as of December 31, 2007, as the likelihood of a materially adverse loss is not probable and it is unable to estimate the amount of any potential adverse outcome.

10.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4,000,000. Through December 31, 2007, the Company had repurchased a total of 486,794 shares of common stock. The Company did not repurchase any shares during the nine months ended December 31, 2007.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.	Net Income (Loss) Per Share

Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Basic:
Net income (loss) applicable to common stockholders	$(3,106)	$1,983	$2,825	$5,659

Weighted average common shares outstanding	36,495,420	31,734,903	33,651,053	31,625,872

Basic net income (loss) per share	$(0.09)	$0.06	$0.08	$0.18

Diluted:
Net income (loss) applicable to common stockholders	$(3,106)	$1,983	$2,825	$5,659

Weighted average common shares outstanding	36,495,420	31,734,903	33,651,053	31,625,872
Weighted average stock options	—	1,073,081	1,231,037	1,094,725
Weighted average restricted stock units	—	217,931	182,746	204,675

Diluted weighted average shares	36,495,420	33,025,915	35,064,836	32,925,272

Diluted net income (loss) per share	$(0.09)	$0.06	$0.08	$0.17

The following table sets forth stock options and restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Stock options	1,643,438	556,419	260,256	1,044,702
Restricted stock units	218,003	—	736	11,132

Total	1,861,441	556,419	260,992	1,055,834

12.	Comprehensive Income (Loss)

Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities and restricted investments and foreign currency translation adjustments. Other comprehensive income (loss) for the three and nine months ended December 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net income (loss)	$(3,106)	$1,983	$2,825	$5,659
Unrealized gains on marketable securities and restricted investment, net of $0 tax	38	6	81	68
Foreign currency translation	59	—	59	—

Other comprehensive income (loss)	$(3,009)	$1,989	$2,965	$5,727

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.	Income Taxes

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

As of the beginning of fiscal year 2008, the Company had no unrecognized tax benefits. No unrecognized tax benefits were recorded in the nine months ended December 31, 2007. The Company’s policy to include interest and penalties, related to unrecognized tax benefits, as a component of interest expense on the condensed consolidated statements of operations did not change as a result of implementing FIN 48. There was no accrued interest or penalties as of December 31, 2007 or March 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2004.

14.	Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Other Americas (including Canada, Mexico and Latin America), EMEA (including Europe, the Middle East, and Africa) and Asia Pacific (including Australia, China, Hong Kong, Japan, Malaysia, Singapore, Korea and Taiwan).

Total revenue was distributed geographically as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
United States	$38,031	$20,600	$84,235	$57,504
Other Americas	2,371	1,791	4,296	3,998
EMEA	10,015	2,707	16,677	8,850
Asia Pacific	3,324	1,401	6,058	4,802

	$53,741	$26,499	$111,266	$75,154

The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders based upon joint selling efforts in conjunction with the Company’s direct sales force and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue since the Company ships the products to a United States location. Revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States of America.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the potential impact of adopting SFAS 157, but does not expect that it will have a material effect on its consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, or SFAS No. 141(R), which replaces SFAS 141. SFAS No. 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its financial position and results of operations. The Company does not currently have any minority interests.

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

On November 1, 2007, we completed the acquisition of Network General Central Corporation, or Network General, and embarked upon an aggressive integration program designed to merge our highly complementary products and technologies. This activity will demand a significant investment of time and resources, as we work towards the goal of achieving fully integrated operations by the end of our fiscal year in March 2008. The transaction was valued at approximately $212 million for purchase accounting purposes. The acquisition was financed with a combination of 6 million shares of our common stock, $100 million of senior secured floating rate notes, and approximately $53 million in cash. Included in the $212 million is $3 million in transaction costs.

Our operating results are influenced by a number of factors, including, but not limited to, the mix of products and services sold, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce new products and to enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets and current economic conditions.

For the nine months ended December 31, 2007, our total revenue increased $36.1 million, or 48.1%, to $111.3 million compared to $75.2 million for the nine months ended December 31, 2006. This increase is primarily attributable to the acquisition of Network General on November 1, 2007. Our cost of revenue increased by $11.7 million, or 66.9%, to $29.1 million for the nine months ended December 31, 2007 compared to $17.5 million for the nine months ended December 31, 2006. This increase is due to the acquisition of Network General as well as increased sales for the NetScout business. Gross profit of $82.1 million, or 74% of revenue, for the nine months ended December 31, 2007 increased from $57.7 million, or 77% of revenue, for the nine months ended December 31, 2006. The decline in gross margin percentage is attributable to purchase accounting adjustments associated with the acquisition of Network General that reduced revenue by $6.3 million and increased cost of revenue by $1.3 million. Our gross margin is primarily impacted by the mix and volume of product and service revenue. We realize significantly higher gross margins on service revenue relative to product revenue. Service revenue for the nine months ended December 31, 2007 increased $10.0 million, or 35%, to $38.8 million from $28.8 million for the nine months ended December 31, 2006.

For the nine months ended December 31, 2007, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses and amortization of intangibles, were $78.1 million, increasing by $26.0 million compared to the $52.1 million of total operating expenses in the nine months ended December 31, 2006. The primary contributors to this increase in operating expenses were $5.6 million of integration expenses associated with the acquisition of Network General, $13.8 million in incremental costs related to the Network General business acquired on November 1, 2007, approximately $1.9 million in higher sales compensation resulting from higher sales volume, $1.1 million in legal defense costs associated with the litigation described below and higher incentive compensation on improved operating results. Net income for the nine months ended December 31, 2007 decreased by $2.8 million to $2.8 million compared to net income of $5.7 million for the nine months ended December 31, 2006. This decline is due to $1.9 million in interest expense associated with debt incurred to finance the acquisition of Network General and $5.6 million in integration expenses, partially offset by the contribution of the Network General business and gross profit improvement in the NetScout business.

We are focused on expanding our long-term operating margins through revenue growth coupled with appropriate expense control. During fiscal year 2008, we have made several shifts in our go-to-market strategy that improved our ability to grow the business. First, we refocused product and solution development activities around our core competence—leveraging packet-based flow data to deliver definitive visibility and rapid troubleshooting of the performance of business-critical applications and services across globally distributed networks. Second, we delivered specific product enhancements adding capabilities of special value to the financial and mobile communications sectors, improving the impact and benefits of our solutions within those vertical markets. And lastly, we expanded our sales force to improve account coverage and increase our ability to engage and capture demand for performance management solutions around the globe. We expect that our fourth quarter operating margins will be reduced, due to expenses related to the Network General integration.

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

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission, or the SEC, on June 4, 2007, for a description of our critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 have not materially changed, other than the following:

The critical accounting policies entitled “Valuation of Goodwill and Acquired Intangible Assets” and “Income Taxes” have been updated to reflect our acquisition of Network General.

Valuation of Goodwill and Acquired Intangible Assets

The carrying value of goodwill was $135.3 million and $36.6 million as of December 31, 2007 and March 31, 2007, respectively. Goodwill is reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. At times, the market capitalization of our common stock may decline temporarily below our stockholders’ equity; however, we do not believe that any temporary decline below our stockholders’ equity would necessarily indicate impairment. If adverse economic or industry trends or a decrease in customer demand result in a significant decline in our stock price for a sustained period in the future, we would need to assess an impairment loss. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of December 31, 2007, based upon our review, we determined that there has been no goodwill impairment.

The carrying value of acquired intangible assets was $67.2 million and $442 thousand as of December 31, 2007 and March 31, 2007, respectively. We account for our acquired intangible assets at historical cost. The carrying value of acquired intangible assets is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Our acquired intangible assets include developed product technology, customer relationships and an indefinite lived tradename resulting from the acquisition of Network General on November 1, 2007 (see Note 5 and Note 6). Acquired intangible assets also include software and non-compete agreements, resulting from the acquisition of Quantiva’s business on April 14, 2005. We amortize acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename will be evaluated for potential impairment annually. Significant judgment and estimates are made when estimating fair value and useful lives for acquired intangible assets. If these accounting judgments and estimates prove to be materially inaccurate, the value of these assets and our financial results could be materially and adversely impacted.

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

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of these assets and liabilities as well as on acquired or incurred net operating loss carryforward amounts. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. We believe future taxable income will be sufficient to realize the deferred tax benefit of our deferred income tax assets.

As of December 31, 2007, deferred income tax assets were $34.9 million, consisting primarily of $29.5 million of federal and state net operating loss carryforwards and $4.3 million of other temporary book and tax accounting differences. As of March 31, 2007, deferred income tax assets were $7.9 million, consisting primarily of $7.3 million of other temporary book and tax accounting differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will not be realized and, accordingly, require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Consolidated Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Product	67.1%	61.8%	65.2%	61.7%
Service	32.9	38.2	34.8	38.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	21.6	17.1	19.3	17.0
Service	7.6	6.3	6.9	6.2

Total cost of revenue	29.2	23.4	26.2	23.2

Gross margin	70.8	76.6	73.8	76.8

Operating expenses:
Research and development	17.3	18.1	16.6	18.2
Sales and marketing	39.9	41.5	39.4	41.8
General and administrative	17.6	9.7	13.9	9.2
Amortization of other intangible assets	0.6	0.1	0.3	0.2

Total operating expenses	75.4	69.4	70.2	69.4

Income (loss) from operations	(4.6)	7.2	3.6	7.4
Interest and other income (expense), net	(2.5)	3.5	0.6	4.0

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	(7.1)	10.7	4.2	11.4
Income tax expense (benefit)	(1.3)	3.2	1.7	4.0
Cumulative effect of accounting change, net of taxes	—	—	—	0 .1

Net income (loss)	(5.8)%	7.5%	2.5%	7.5%

Three Months Ended December 31, 2007 and 2006

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$36,085	67%	$16,366	62%	$19,719	120%
Service	17,656	33	10,133	38	7,523	74%

Total Revenue	$53,741	100%	$26,499	100%	$27,242	103%

Product.    The 120%, or $19.7 million, increase in product revenue, which includes hardware and software products, was primarily due to $9.8 million in product revenue from the Network General acquisition, an increase of approximately 34% in the average selling price per unit due to product mix and a 17% increase in the number of units sold during the three month period ended December 31, 2007. The increase in both average selling price and units sold was due to continued traction of our higher capacity products, including some of our new product introductions.

Service.    The 74%, or $7.5 million, increase in service revenue was primarily due to $5.9 million in service revenue from the Network General acquisition, and an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Indirect	$32,368	60%	$16,222	61%	$16,146	100%
Direct	21,373	40	10,277	39	11,096	108%

Total Revenue	$53,741	100%	$26,499	100%	$27,242	103%

The 100%, or $16.1 million, increase in indirect channel revenue is primarily the result of $9.6 million in incremental revenue from the Network General acquisition and increased sales to the federal sector, which utilizes channel partners. Sales to customers outside North America are primarily export sales through indirect channel partners, who are generally responsible for assisting in sales and contract operations with customers, as well as providing first line technical support and service to these customers within their territory. All sales arrangements for the NetScout business and a majority for the Network General business are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped through our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 108%, or $11.1 million, increase in direct channel revenue is primarily the result of $12.4 million in incremental revenue from the Network General acquisition.

Total revenue was distributed geographically as follows:

	Three Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Geographic mix:
United States	$38,031	71%	$20,600	78%	$17,431	85%
International:
Other Americas	$2,371	4	$1,791	7	$580	32%
Europe—Middle East—Africa	10,015	19	2,707	10	7,308	270%
Asia—Pacific	3,324	6	1,401	5	1,923	137%

Subtotal International:	15,710	29	5,899	22	9,811	166%

Total Revenue	$53,741	100%	$26,499	100%	$27,242	103%

Revenue from sales to customers outside the United States increased 166% primarily as a result of $5.5 million of incremental revenue related to the acquisition of Network General. We expect revenue from sales to customers outside North America to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. The third quarter of 2008 also includes the cost of revenue impact associated with a purchase accounting adjustment to increase inventory to fair value at November 1, 2007. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$11,627	22%	$4,528	17%	$7,099	157%
Service	4,056	7	1,672	6	2,384	143%

Total cost of revenue	$15,683	29%	$6,200	23%	$9,483	153%

Gross profit:
Product $	$24,458	46%	$11,838	45%	$12,620	107%
Product %	68%		72%

Service $	$13,600	25%	$8,461	32%	$5,139	61%
Service %	77%		83%

Total gross profit $	$38,058		$20,299		$17,759	87%
Total gross margin %	71%		77%

Product.    The 157%, or $7.1 million, increase in cost of product revenue was partially due to the 120% increase in product revenue during the three months ended December 31, 2007. A majority of the increase in revenue was associated with the acquisition of Network General. The product gross margin percentage decreased by 4-points from 72% to 68% for the three months ended December 31, 2006 and 2007, respectively due to the cost of revenue impact associated with purchase accounting adjustments of $1.3 million, $663 thousand of amortization of product technology acquired in the acquisition of Network General, $301 thousand in integration expenses and a $325 thousand reduction to revenue associated with purchase accounting.

Service.    The 143%, or $2.4 million, increase in cost of service revenue was primarily due to the $1.9 million increase in service cost related to the incremental revenue derived from the Network General acquisition. Cost of service revenue includes $136 thousand in integration expense. The 61%, or $5.1 million, increase in service gross profit corresponds with the 58%, or $5.9 million, increase in service revenue as a result of the Network General acquisition. Average headcount in cost of service was 94 and 36 for the three months ended December 31, 2007 and 2006, respectively.

Gross profits.    Our gross profit in absolute dollars increased 87%, or $17.8 million. This increase was due to revenue growth of 103%, or $27.2 million, offset by the increase in product and service costs discussed above, $438 thousand in integration expenses and $663 thousand due to the amortization of product technology acquired. The net effect of the combined increases in revenue and increases in cost of revenue was a 6-point decrease in gross margin percentage from December 31, 2006 to December 31, 2007. This decrease in gross margin percentage is primarily attributable to purchase accounting adjustments to product gross margin discussed above, plus a $6.0 million reduction to service revenue associated with purchase accounting, integration expenses and amortization of developed product technology.

Operating Expenses

	Three Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Research and development	$9,272	17%	$4,782	18%	$4,490	94%
Sales and marketing	21,463	40	10,997	41	10,466	95%
General and administrative	9,454	18	2,571	10	6,883	268%
Amortization of acquired intangible assets	314	1	39	—	275	705%

Total Operating Expenses	$40,503	76%	$18,389	69%	$22,114	120%

Research and development.     Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 94%, or $4.5 million, increase in research and development expenses was primarily due to the $645 thousand of integration expenses associated with the acquisition of Network General and $4.0 million in incremental costs related to the Network General business. Average headcount in research and development was 274 and 105 for the three months ended December 31, 2007 and 2006, respectively.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 95%, or $10.5 million, increase in total sales and marketing expenses was primarily due to $794 thousand in integration expenses associated with the acquisition of Network General, $8.7 million in incremental costs related to the Network General business, an increase in employee related expenses primarily due to increased sales compensation tied directly to the quarterly revenue increase, and a $234 thousand increase in spending for the NetScout User Forum relating to higher attendance during the three months ended December 31, 2007. Average headcount in sales and marketing was 324 and 149 for the three months ended December 31, 2007 and 2006, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 268%, or $6.9 million, increase in general and administrative expenses was primarily due to a $4.1 million increase in integration expenses related to the Network General acquisition, $1.6 million in incremental costs related to the Network General business, employee related expenses mainly due to higher incentive compensation and increased headcount, a $620 thousand increase in legal expenses, and increased information technology, or IT, expenses related to our Enterprise Resource Planning, or ERP, system which went live during the three months ended September 30, 2007. Average headcount in general and administrative was 111 and 53 for the three months ended December 31, 2007 and 2006, respectively.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The 705%, or $275 thousand, increase in amortization of acquired intangible assets was primarily due to $314 thousand in amortization of the customer relationships acquired in the acquisition of Network General in November 2007, offset by the amortization of $39 thousand in non-compete agreements which completed during the first quarter of fiscal 2008.

Interest and other income (expense), net.    Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Three Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,343)	(2)%	$917	3%	$(2,260)	(246)%

The 246%, or $2.3 million, decrease in interest and other income (expense), net was primarily due to the $1.9 million increase in interest expense associated with debt entered into as a result of the acquisition of Network General and a $95 thousand decrease in interest income due to the decrease in the cash balance as a result of the acquisition of Network General.

Income tax expense (benefit).    We estimate our income tax expense (benefit) based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2007 for fiscal year 2008 is 53%, compared to an estimated annual effective tax rate of 35.5% as of December 31, 2006 for fiscal year 2007. The increase in our effective tax rate is primarily due to a change in our investment strategy in late fiscal 2007 towards tax exempt securities and the acquisition of Network General. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits and tax-exempt interest income. The estimated effective tax rate for the three months ended December 31, 2007 is 18%. The tax rate for the three months ending December 31, 2007, is lower than the annual effective tax rate due to a change to a forecasted loss before taxes for fiscal year 2008 as a result of the acquisition of Network General during the quarter, as well as adjustments of prior estimates relating to tax deductions and credits in connection with the completion of the fiscal year 2007 tax return, filed during the quarter.

	Three Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(682)	(1)%	$844	3%	$(1,526)	(181)%

Net income (loss).    Net income (loss) for the three months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Net income (loss)	$(3,106)	(6)%	$1,983	7%	$(5,089)	(257)%

The 257%, or $5.1 million, decrease in net income for the three months ended December 31, 2007 was mainly attributable to $5.6 million in integration expenses related to the acquisition of Network General and increased interest expense on new debt, partially offset by the contribution of the Network General business, and gross profit improvement in the NetScout business. Net income for the Network General business was impacted by purchase accounting adjustments that reduced revenue by $6.3 million and increased cost of product revenue by $1.3 million.

Nine Months Ended December 31, 2007 and 2006

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the nine months ended December 31, 2007 and 2006.

	Nine Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$72,509	65%	$46,351	62%	$26,158	56%
Service	38,757	35	28,803	38	9,954	35%

Total Revenue	$111,266	100%	$75,154	100%	$36,112	48%

Product.    The 56%, or $26.2 million, increase in product revenue, which includes hardware and software products, was primarily due to an additional $9.8 million in incremental revenue related to the Network General business as well as an increase of approximately 20% in the average selling price per unit due to product mix, combined with a 13% increase in the number of units sold during the nine month period ended December 31, 2007. The increase in both average selling price and units sold was due to continued traction of our higher capacity products.

Service.    The 35%, or $10.0 million, increase in service revenue was primarily due to $5.9 million in incremental revenue related to the Network General business as well as an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed base.

Total product and service revenue from direct and indirect channels are as follows:

	Nine Months Ended December 31, (Dollars in Thousands)
	2007		2006		Change
		% of Revenue		% of Revenue	$	%
Indirect	$70,324	63%	$46,078	61%	$24,246	53%
Direct	40,942	37	29,076	39	11,866	41%

Total Revenue	$111,266	100%	$75,154	100%	$36,112	48%

The 53%, or $24.2 million, increase in indirect channel revenue is mainly a result of $9.6 million in incremental revenue related to the acquisition of Network General and increased sales to the federal sector, which utilizes channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for assisting in sales and contract operations with customers as well as providing first line technical support and service to these customers within their territory. All sales arrangements for the NetScout business and the majority for the Network General business are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped through our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 41%, or $11.9 million, increase in direct channel revenue is mainly the result of $12.4 million in incremental revenue related to the acquisition of Network General.

Total revenue was distributed geographically as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Geographic mix:
United States	$84,235	76%	$57,504	77%	$26,731	47%
International:
Other Americas	4,296	4	3,998	5	298	7%
Europe—Middle East—Africa	16,677	15	8,850	12	7,827	88%
Asia—Pacific	6,058	5	4,802	6	1,256	26%

Subtotal International:	27,031	24	17,650	23	9,381	53%

Total Revenue	$111,266	100%	$75,154	100%	$36,112	48%

Revenue from sales to customers outside the United States increased 53% primarily as a result of $5.5 million of incremental revenue related to the acquisition of Network General We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. Cost of product revenue for the nine months ended December 31, 2007 also includes a purchase accounting adjustment of $1.3 million relating to an increase in the fair value of Network General inventory as of November 1, 2007. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$21,483	19%	$12,766	17%	$8,717	68%
Service	7,665	7	4,700	6	2,965	63%

Total cost of revenue	$29,148	26%	$17,466	23%	$11,682	67%

Gross profit:
Product $	$51,026	46%	$33,585	45%	$17,441	52%
Product %	70%		72%
Service $	$31,092	28%	$24,103	32%	$6,989	29%
Service %	80%		84%
Total gross profit $	$82,118		$57,688		$24,430	42%
Total gross margin %	74%		77%

Product.    The 68%, or $8.7 million, increase in cost of product revenue was primarily due to the 56% increase in product revenue during the nine months ended December 31, 2007. The product gross margin percentage decreased by 2-points from 72% to 70% in the nine months ended December 31, 2007 primarily due to the $1.3 million purchase accounting adjustment to cost of product revenue discussed above, an increase in amortization of $663 thousand due to the product technology acquired in the acquisition of Network General, $301 thousand in integration expenses and a $325 thousand reduction in revenue relating to purchase accounting. Average cost per unit and units sold during the nine months ended December 31, 2007 both increased compared to average cost per unit and units sold for the nine months ended December 31, 2006.

Service.    The 63%, or $3.0 million, increase in cost of service revenue was primarily due to the $1.9 million increase in service cost related to Network General business, as well as increased personnel and other costs associated with the NetScout business. The 29%, or $7.0 million, increase in service gross profit corresponds with the 35%, or $10.0 million, increase in service revenue primarily as a result of the Network General acquisition, offset by the 63%, or $3.0 million, increase in cost of services. Average headcount in cost of service was 92 and 37 for the nine months ended December 31, 2007 and 2006, respectively.

Gross profits.    Our gross profit in absolute dollars increased 42%, or $24.4 million. This increase was consistent with our revenue growth of 48%. Our gross margin percentage decreased 3-points from 77% to 74% for the nine months ended December 31, 2006 and 2007. This decrease in gross margin percentage is attributable to purchase accounting adjustments to product gross margin discussed above, plus a $6.0 million reduction to service revenue associated with purchase accounting, integration expenses and amortization of developed product technology.

Operating Expenses

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Research and development	$18,518	17%	$13,690	18%	$4,828	35%
Sales and marketing	43,817	39	31,410	42	12,407	40%
General and administrative	15,479	14	6,913	9	8,566	124%
Amortization of acquired intangible assets	320	—	116	—	204	176%

Total Operating Expenses	$78,134	70%	$52,129	69%	$26,005	50%

Research and development.    Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 35%, or $4.8 million, increase in research and development expenses was primarily due to $645 thousand of integration expenses associated with the acquisition of Network General, $4.0 million in incremental costs related to the Network General business and increases in incentive compensation. Average headcount in research and development was 276 and 107 for the nine months ended December 31, 2007 and 2006, respectively.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 40%, or $12.4 million, increase in total sales and marketing expenses was primarily due to $794 thousand of integration expenses associated with the acquisition of Network General, $8.7 million in incremental costs related to the Network General business, a $2.1 million increase in employee related expenses primarily due to increased sales compensation tied directly to the year to date revenue increase, a $276 thousand increase in expenses related to the NetScout User Forum due to location and attendance and a $257 thousand increase in trade show expenses. Average headcount in sales and marketing was 325 and 152 for the nine months ended December 31, 2007 and 2006, respectively.

General and administrative.    General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 124%, or $8.6 million, increase in general and administrative expenses was primarily due to a $4.1 million increase in integration expenses related to the Network General acquisition, $1.6 million in incremental costs related to the Network General business, $1.2 million increase in employee related expenses primarily due to higher incentive compensation and increased headcount, a $1.1 million increase in legal expenses, a $212 thousand increase in retirement benefit costs related to employment agreements with the co-founders, and increased IT expenses related to our new ERP system implemented in the second quarter of fiscal 2008. Average headcount in general and administrative was 111 and 54 for the nine months ended December 31, 2007 and 2006, respectively.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The 176%, or $204 thousand, increase in amortization of acquired intangible assets was primarily due to $314 thousand in amortization of the customer relationships acquired in the acquisition of Network General in November 2007, offset by the amortization of $116 in non-compete agreements which completed amortizing during April of 2007.

Interest income and other expense, net.    Interest income and other expense, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Interest income and other expense, net	$727	1%	$3,004	4%	$(2,277)	(76)%

The 76%, or $2.3 million, decrease in interest income and other expense, net was primarily due to the $1.9 million increase in interest expense due to debt entered into as a result of the acquisition of Network General and a $89 thousand decrease in interest income due to the decrease in the cash balance as a result of the acquisition of Network General.

Income tax expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2007 for fiscal year 2008 is 53%, compared to an estimated annual effective tax rate of 35.5% as of December 31, 2006 for fiscal year 2007. The increase in our effective tax rate is primarily due to a change in our investment strategy in late fiscal 2007 towards tax exempt securities and the acquisition of Network General. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits and tax-exempt interest income. The estimated effective tax rate for the nine months ended December 31, 2007 is 40%. The tax rate for the nine months ending December 31, 2007, is lower than the annual effective tax rate due to adjustments of prior estimates relating to tax deductions and credits in connection with the completion of the fiscal year 2007 tax return, filed during the three months ending December 31, 2007.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Income tax expense	$1,886	2%	$2,973	4%	$(1,087)	(37)%

Net income.    Net income for the nine months ended December 31, 2007 and 2006 is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2007		2006
		% of Revenue		% of Revenue	$	%
Net income	$2,825	3%	$5,659	8%	$(2,834)	(50)%

The 50%, or $2.8 million, decrease in net income for the nine months ended December 31, 2007 was mainly attributable to $5.6 million in integration expenses related to the acquisition of Network General and $1.9 million of interest expense on new debt, partially offset by the contribution of the Network General business and gross profit improvement in the NetScout business. Net income for the Network General business was impacted by purchase accounting adjustments that reduced revenue by $6.3 million and increased cost of product revenue by $1.3 million.

Contractual Obligations

As of December 31, 2007, we had the following contractual obligations:

Payment due by period (dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and long-term debt obligations (1)	$130,981	$12,873	$33,455	$84,653	$—
Unconditional purchase obligations	6,236	6,236	—	—	—
Operating lease obligations (2)	26,633	1,739	10,730	9,476	4,688
Retirement obligations	2,956	53	429	496	1,978

Total contractual obligations	$166,806	$20,901	$44,614	$94,625	$6,666

(1)	Includes interest at an interest rate of 7.75% for the term loan.
(2)	We lease facilities and certain equipment under operating lease agreements extending through September 2013 for a total of $25.6 million.

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

Commitment and Contingencies

From time to time we are subject to legal proceedings and claims in the ordinary course of business. On December 14, 2006, Diagnostic Systems Corporation, or DSC, filed a lawsuit against the Company and six other co-defendants, two of which have subsequently been dismissed from the case, in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that we are infringing United States Patent No. 5,701,400, and No. 5,537,590. On February 23, 2007, we filed our Answer denying all claims and asserting counterclaims seeking a declaration of non-infringement and invalidity of the patents. On August 15, 2007 DSC filed a separate lawsuit against five additional defendants. That case was recently consolidated with the suit against the Company. On November 8, 2007, DSC added another five defendants, bringing the total number of defendants to fifteen. We are currently engaged in discovery with DSC. We believe the plaintiff’s claims have no merit and will defend the lawsuit vigorously. No amounts have been accrued for the potential settlement of these claims as we believe the likelihood of a materially adverse outcome is not probable. Legal expenses in association with the defense of these claims are expensed as incurred. On or about October 30, 2007, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one-count complaint for fraud in the Superior Court of New Jersey against certain of the executives, officers and members of the board of directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As disclosed in Note 5, the Company acquired Network General in November 2007. The complaint alleges, among other things, that Network General made material misrepresentations to the Fidelia shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the completion of the acquisition. The plaintiffs are seeking reclamation of losses, alleged to be in the range of $6.2 million to $9.2 million. Our response to the complaint is due in February 2008. We believe that the plaintiffs’ claims have no merit, and will defend the lawsuit vigorously. We did not record a liability relating to this contingency in our consolidated balance sheet as of December 31, 2007 as we are unable to estimate the amount of any potential adverse outcome and because the probability of a materially adverse loss is not probable. If we believe that an adverse outcome to this complaint becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	December 31, (In Thousands)
	2007	2006
Cash and cash equivalents	$52,497	$70,151
Short-term marketable securities	29,237	14,140
Long-term marketable securities	—	10,813

Cash, cash equivalents, and marketable securities	$81,734	$95,094

At December 31, 2007, we had a revolving credit facility with a syndicate of lenders led by KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit. Amounts available under the line of credit are a function of amounts outstanding under the facility, bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants, which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of December 31, 2007, we were in compliance with all covenants. As of December 31, 2007, no amounts were outstanding under the revolving credit facility. Additionally, we funded $100 million of the purchase price of the acquisition of Network General, through debt financing.

Cash and cash equivalents were impacted by the following:

	Nine Months Ended December 31, (In Thousands)
	2007	2006
Net cash provided by operating activities	$14,420	$7,894

Net cash provided by (used in) investing activities	$17,645	$(1,825)

Net cash provided by financing activities	$1,383	$2,406

Net cash provided by operating activities

Net cash provided by operating activities amounted to $14.4 million and $7.9 million during the nine months ended December 31, 2007 and 2006, respectively. The primary sources of operating cash flow in the nine months ended December 31, 2007 included net income of $2.8 million, adjusted to exclude the effects of non-cash items of $6.5 million, including depreciation and amortization and share-based compensation expense, an $11.9 million increase in deferred revenue including incremental maintenance contract renewals from Network General customers, a $2.8 million increase in accounts payable due to timing of payments, and a $1.8 million increase in accrued compensation resulting from the timing of payments for payroll, commissions and incentive compensation, offset by a $9.5 million increase in accounts receivable resulting from increased revenue for the NetScout business and incremental revenue from the Network General acquisition and the timing of cash collections and sales, and a $1.1 million increase in inventory associated with increased order volume. The primary sources of operating cash flow in the nine months ended December 31, 2006 included net income of $5.7 million, the add back of non-cash charges of $3.6 million and the $936,000 increase in income taxes payable offset by an increase in inventory of $1.6 million due to purchases to support anticipated order flow and a decrease in accrued compensation of $1.5 million mainly as a result of the timing of payments for payroll, commissions and incentive compensation.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $17.6 million for the nine months ended December 31, 2007. This includes the acquisition of Network General for $30.9 million, net of cash acquired in such transaction, proceeds from the maturity of marketable securities due to cash management activities of $68.4 million offset by the purchase of marketable securities of $16.4 million, and the purchase of fixed assets to support our infrastructure of $3.4 million. Net cash used in investing activities was $1.8 million for the nine months ended December 31, 2006, which reflects the purchase of marketable securities of $43.6 million, offset by the proceeds from the maturity of marketable securities due to cash management activities of $44.5 million, the purchase of fixed assets to support our infrastructure of $1.5 million and capitalized expenditures for internal use software of $1.2 million. We anticipate that our investment in our infrastructure will continue in future quarters.

Net cash provided by financing activities

Net cash provided by financing activities was $1.4 million and $2.4 million for the nine months ended December 31, 2007 and 2006, respectively. For the nine months ended December 31, 2007 cash provided by financing activities was mainly due to proceeds received from the issuance of long-term debt in connection the re-financing senior secured floating rate notes, due in 2012, totaling $99.0 million net of deferred financing costs, offset by the repayment of $100.0 million of long-term debt when the senior secured floating rate notes were redeemed in full. Cash provided by financing activities for the nine months ended December 31, 2007 also included the exercise of stock options in the amount of $2.3 million. For the nine months ended December 31, 2006, net cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options in the amount of $2.9 million offset by the purchase of treasury stock for $1.4 million and a tax benefit from stock options exercised of $889 thousand.

We believe that our cash balances, marketable securities classified as available-for-sale and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and scheduled principal and interest payments on our debt for at least the next 12 months. If demand for our product were to decrease substantially, our ability to generate cash flow sufficient for our short-term working capital and expenditure needs could be materially impacted.

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies such as our recent acquisition of Network General. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No.157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We are currently assessing the potential impact of adopting SFAS 157, but do not expect that it will have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact of adoption of SFAS 159, but do not expect that it will have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141(R), which replaces SFAS 141. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transactions and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our financial position and results of operations. We do not currently have any minority interests.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities are stated at fair value based on quoted market prices. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills and municipal obligations. NetScout’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. We are exposed to interest rate risk related to our term loan. As of December 31, 2007, we owed $100 million on this loan with a weighted average interest rate of 7.75%. Should the weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $760,000, respectively.

NetScout’s exposure to currency exchange rate fluctuations has been limited. The majority of our revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as payroll, rent and office expense in the local currency and, therefore, currency exchange rate fluctuations could have an adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

Item 4.	Controls and Procedures

As of December 31, 2007, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In conducting NetScout’s evaluation of the effectiveness of its internal control over financial reporting, NetScout has excluded the acquisition of Network General business, which was completed by NetScout during the third quarter of fiscal 2008. Network General represented approximately 17% of NetScout’s total assets as of December 31, 2007 and approximately 20%, of NetScout’s total revenues for the nine months then ended. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2006, Diagnostic Systems Corporation, or DSC, filed a lawsuit against the Company and six other co-defendants, two of which have subsequently been dismissed from the case, in the United States District Court for the Central District of California claiming patent infringement. The complaint seeks damages in an unspecified amount and injunctive relief. In the lawsuit, DSC alleges that we are infringing United States Patent No. 5,701,400, and No. 5,537,590. On February 23, 2007, we filed our Answer denying all claims and asserting counterclaims seeking a declaration of non-infringement and invalidity of the patents. On August 15, 2007 DSC filed a separate lawsuit against five additional defendants. That case was recently consolidated with the suit against the Company. On November 8, 2007, DSC added another five defendants, bringing the total number of defendants to fifteen. We are currently engaged in discovery with DSC. We believe the plaintiff’s claims have no merit and will defend the lawsuit vigorously.

On or about October 30, 2007, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one-count complaint for fraud in the Superior Court of New Jersey against certain of the executives, officers and members of the board of directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As disclosed in Note 5, the Company acquired Network General in November 2007. The complaint alleges, among other things, that Network General made material misrepresentations to the Fidelia shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the completion of the acquisition. The plaintiffs are seeking reclamation of losses, alleged to be in the range of $6.2 million to $9.2 million. Our response to the complaint is due in February 2008. We believe that the plaintiffs’ claims have no merit, and will defend the lawsuit vigorously.

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

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 have not materially changed, other than the following:

The Risk Factor entitled “We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results” has been updated to reflect our acquisition of Network General, and the Risk Factor entitled “We have a significant amount of debt. If we fail to generate sufficient cash as our debt becomes due or are unable to renew our credit line prior to its expiration, this may adversely affect our business, financial condition, operating results and cash flow” has been added to reflect our debt entered into in connection with the acquisition of Network General.

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

Acquisitions that we do complete could adversely impact our business. The potential adverse consequences from acquisitions include:

•	the potentially dilutive issuance of common stock or other equity instruments;

•	the incurrence of debt and amortization expenses related to acquired intangible assets;

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

•

substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization or impairment of intangible assets and stock-based compensation expense;

•	the potential disruption of our business;

•	the potential loss of key employees, customers, distributors or suppliers;

•

the inability to generate sufficient revenue to offset acquisition or investment costs; and• the potential for delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

We have a significant amount of debt. If we fail to generate sufficient cash as our debt becomes due or are unable to renew our credit line prior to its expiration, this may adversely affect our business, financial condition, operating results and cash flow.    As of December 21, 2007, we entered into a credit agreement for a $100 million five-year term loan and a $10 million revolving credit facility. The proceeds of the term loan were used to redeem all of the outstanding senior secured floating rate notes due in 2012 issued in conjunction with the recent acquisition of Network General. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our revolving credit facility will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew our revolving credit facility prior to its expiration could adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal year 2008, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 10 to the Condensed Consolidated Financial Statements attached hereto.

On November 1, 2007 in connection with the acquisition of Network General, as part of the merger consideration, the Company issued an aggregate of six million shares of its common stock to stockholders of Network General who were “accredited investors” under applicable SEC rules. For purposes of the merger agreement, the price per share of the Company’s common stock was $13.41 and was determined based on the average of the closing price of one share of the Company’s common stock on the Nasdaq Global Market over the ten (10) trading days ending three days prior to the closing date, as reported by The Wall Street Journal. The shares issued in this transaction were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

NETSCOUT SYSTEMS, INC.

Date: February 8, 2008	/s/ ANIL K. SINGHAL
Anil K. Singhal President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: February 8, 2008	/s/ DAVID P. SOMMERS
David P. Sommers Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: February 8, 2008	/s/ JEFFREY R. WAKELY
Jeffrey R. Wakely Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002