Form 10-K
period 2008-03-31
NETSCOUT SYSTEMS INC
filed 2008-06-16
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Common Stock, $0.001 Par Value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2007 (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $260,689,316. As of June 10, 2008, there were 39,086,746 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Proxy Statement for the fiscal year 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

PART I

Item 1. Business

NetScout Systems, Inc., or We, or NetScout or the Company, a Delaware corporation founded in 1984 and headquartered in Westford, Massachusetts, designs, develops, manufactures, markets, sells and supports a family of products that assures the performance and availability of critical business applications and services in complex, high-speed networks. We manufacture and market these products as an integrated hardware and software solution that is used by enterprises, government agencies and communications service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States of America.

In November 2007, we acquired Network General Central Corporation, or Network General, to expand our product line and customer base. Network General and its predecessors were the developers of the “Sniffer” branded products which for many years have been a leading brand with substantial market share and mind share in the network management market. Recently, Network General introduced the InfiniStream product line, based on the Sniffer® technology, which has been well received by the Sniffer customer base and has experienced rapid revenue growth. The acquisition has more than doubled NetScout’s pre-acquisition revenue rate and doubled the employee population, consolidating our position as a leader in the application and service performance assurance market.

Businesses have continued to increase their reliance on software applications and computer networks, making them strategic assets for competitive advantage and essential to business operations. To support the growing number of users and their demands for faster and more reliable computer network access, new network technologies and products are continually being introduced. New services and applications are increasingly based on service-oriented architectures, implemented over virtualized resources, including networks, storage, and servers. Furthermore, due to the proliferation of malicious computer viruses, destructive worms and sophisticated hackers, businesses and service providers have adopted robust security systems and procedures that are not always consistent with performance goals. The result is increasingly large, geographically dispersed, and complex networks and infrastructures that are challenging to manage and make service performance levels difficult to guarantee. Computer network malfunctions, resource contention, and infrastructure and application misconfigurations can all cause service disruptions, lost revenue and customer dissatisfaction. Consequently, network operators are recognizing the critical importance of addressing customer service performance problems quickly and proactively. The NetScout Systems suite of products is designed for this rapidly growing market of organizations running complex, widely-distributed networks that are built for secure performance.

The nGenius® Performance Management System, our integrated, appliance-based software solution, monitors, collects and publishes information on the behavior of individual applications and services, such as Voice over Internet Protocol, or VoIP, streaming media, supply chain management, and customer relationship management, as well as the performance of the underlying network (routers, switches and communication links), and the level of activity by end-users or subscribers. The nGenius Solution draws on performance data collected directly from multiple sources, including our lines of network monitoring appliances, or instruments, called nGenius Probes and nGenius InfiniStream appliances as well as infrastructure devices. The probes and InfiniStream appliances monitor network traffic non-intrusively and collect in-depth information about application and network activity in real time by means of deep and direct inspection of live flows of network packets. Organizations can gain substantial visibility to better understand and manage service and application performance across the network by instrumenting strategic locations throughout a network. The live instrumentation is complemented by our Sniffer line of advanced packet-based expert analysis products for definitive troubleshooting of the most difficult and subtle performance problems.

The nGenius Solution generates performance information in real-time displays and customizable historical reports. These displays and reports communicate application performance, service levels, network health, and other critical metrics of availability, utilization and performance, and are delivered to the network engineering and operations staff in easy-to-read, Web-based formats. Our customers use the information generated by the nGenius Solution to detect problems early and to diagnose and solve them rapidly, thereby reducing the Mean Time to Repair/Restore, or MTTR, for service operations. Using the collected performance data they can also manage the delivery of services and monitor service-level agreements, assess infrastructure capacity against future needs, and justify requirements for additional resources.

Increases in both application complexity and traffic loads have given rise to the need for higher speed infrastructures and Quality of Service, or QoS, prioritization policies to optimize service and application performance. To meet the ongoing challenges required for visibility into the health and activity of these applications, services and infrastructures, NetScout continuously extends the nGenius Performance Management System. During fiscal year 2008, we delivered major product enhancements across our product lines, more tightly integrating deep packet forensics into our top-down performance troubleshooting workflows, improving the flexibility of our industry-leading advanced early warning capabilities, and adding support for new sources of performance metrics. We also announced a ground-breaking product integration initiative with Hewlett Packard, Inc., or HP, to tightly couple our management products and deliver NetScout’s powerful application-aware performance information into HP’s sector-leading enterprise and business service management platforms. And most importantly, we added a major new set of complementary monitoring and troubleshooting products through our acquisition of Network General, allowing us to combine Sniffer technologies—the most powerful and well-known expert packet analysis tools in the world – with the enterprise-scale real-time monitoring and reporting strengths of the nGenius System.

We market and distribute our products both through our own direct sales force and through channel partners that include distributors, resellers, service providers and systems integrators. Our principal customers are Global 5000 enterprises, representing a wide range of industries including financial services, technology, telecommunications, healthcare, retail, manufacturing, and wireless service providers, as well as many large agencies of the federal government. We had no one customer or channel partner representing more than 10% of revenues in fiscal years 2008, 2007 or 2006.

Our principal executive offices are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978)614-4000.

Industry Background

Large enterprises, government agencies, and telecommunications service providers are critically dependent upon their computer data networks and on the Internet to generate and deliver information and business services to their constituents, namely their customers, suppliers, investors, employees, and citizens. Simultaneously, these data networks are taking on new roles: subsuming the role of the voice network and serving as the platform for the next generation of massively distributed, virtualized, service-oriented application architectures. Furthermore, rapidly advancing server technology and mushrooming multimedia applications continue to drive up traffic levels and have spawned a new wave of infrastructure upgrades, including broad deployment of 10 Gigabit per second Ethernet network technology. In parallel, the telecommunications sector continues to undergo fundamental changes with the accelerating transition to IP (Internet Protocol)-based services, requiring new network infrastructures and presenting new and daunting challenges for assessing and assuring service quality. The combination of these fundamental trends produces unprecedented complexity coupled with unparalleled business impact requiring capable management technology.

Large organizations have been bracing themselves for these challenges by investing in new, more powerful performance management solutions and making organizational and process changes to be able to prevent and resolve service disruptions more rapidly while keeping operating costs, including personnel costs, under control. Core to these changes is the view of the service delivery infrastructure not simply as a collection of servers, storage devices, network equipment and applications that can be managed in isolation of one another, but as an integral system containing all of these elements whose complex interactions and relationships must be managed as a whole. Further, growing enterprise adoption of service-oriented business process initiatives such as ITIL (Information Technology Infrastructure Library) and COBIT (Control Objectives for Information and related Technology) reflect Information Technology, or IT, departments’ attempts to transform from tactical business enablers to strategic business partners within the organizations they serve. These movements are breaking down organizational walls in IT that traditionally have separated the network group from the data center, server and application groups, and similar walls within communications service providers that have separated transport, access, and service teams. These changes necessitate management solutions that can address both new technologies and emerging workflow and organizational models.

The leaders of the server, network, and application management segments of the industry have responded to these new realities with a series of acquisitions and strategy announcements, all aimed at strengthening the scope of their management system positions.

Although the intrinsic need for better network, application, and service management solutions is growing, successful vendors must demonstrate not only technical superiority, but also a sound understanding of the implications of the transformational changes in the industry, as well as the ability to deliver new solutions to match evolving customer needs. These vendors must also prove their staying power and stability, and demonstrate the ability to partner successfully with industry leaders.

NetScout’s Advanced Performance Management Solution

Our solution is based on three principles: early support for emerging new architectures and technologies, end-through-end scope, and smooth integration with our customers’ systems environment and management processes.

Early support for emerging new technologies and application architectures is highly valued by our customers who are often leaders within their industries and depend on rapid technology absorption to maintain or extend their market positions. Advanced performance management, offering superior visibility, is most needed where these new technologies and architectures are first deployed and their behavior and impact are unknown in advance. NetScout has developed an architecture and technology, called the Common Data Model, or CDM, that uniquely enables the customer to monitor and manage all their key applications throughout their often world-wide networks in the same consistent manner. This technology also enables rapid product development, which benefits our customers through faster access to new features, and results in delivery of multiple software and firmware releases annually, which are part of our service delivery to customers currently active in our maintenance program.

We have developed our unique technology and product architecture around the firm conviction that packet-flow-based performance data is the most powerful basis for high-value, business-relevant service assurance solutions. The CDM technology allows us to collect performance data from multiple sources spanning virtually any network or application technology or topology, whether retrieved from our nGenius Probes, nGenius InfiniStream appliances, standards-based infrastructure devices, or value-added performance information from our technology partners’ devices. Furthermore, our technology readily accommodates new application types, such as peer-to-peer applications; new network technologies, such as OC-48 Packet-over-SONET or 10 Gigabit per second Ethernet; and new application design techniques, such as Service-oriented Architectures, or SOA, are readily accommodated by this framework. CDM data is mapped into a common performance data repository, where nGenius Performance Manager can be used to provide a comprehensive solution for real-time monitoring, troubleshooting, and capacity planning, and nGenius K2 can be used for intelligent early warnings and service performance management across the enterprise. The CDM technology foundation has allowed us to stay ahead of competition by offering superior visibility into service and application traffic.

To make the greatest impact on assuring performance of applications and services, NetScout is integrating with third-party event management consoles and business service management systems. This integration allows operators to receive alarms on impending performance problems and to “drill down” into the nGenius K2 and Performance Manager applications to perform detailed problem analysis and troubleshooting. By partnering and integrating, NetScout fills a significant gap in our customers’ increasingly integrated operations: visibility into the interaction of applications, services, and infrastructure resources from a network vantage point.

NetScout Products and Performance Technology

We develop, manufacture, sell and support network performance management solutions under the nGenius and Sniffer brands. The nGenius Performance Management System, based on our patent-pending CDM technology, is a robust and complete solution, consisting of integrated hardware and software components that monitor, measure and report on the network’s ability to fulfill its performance, cost and service-level objectives. The system is comprised primarily of two components – data collection (via our nGenius Probes, nGenius InfiniStreams, nGenius Collectors, and Simple Network Management Protocol, or “SNMP”, polling) and information filtering, aggregation, recording, analysis and presentation via our Sniffer Intelligence, Sniffer Portable, nGenius Performance Manager and nGenius K2 software applications.

Subsequent to the acquisition of Network General in November 2007, we began to integrate Network General’s products and technologies into the nGenius Performance Management System. We are combining the Network General InfiniStream product technology with our similar nGenius Application Fabric Monitor product, or AFMon, into a new nGenius InfiniStream branded product that will be a leading element of the nGenius Performance Management System. We are continuing to market most other Network General products while ending sale on primarily the older product lines that have experienced revenue deterioration over the past several years. We will, however, continue to support substantially all of Network General’s pre-acquisition products for those customers currently under maintenance programs.

With the acquisition of Network General, we also added a wide range of other products to our nGenius System solution. In addition to the integration of the InfiniStream product, product integrations and migrations are taking place across multiple points within NetScout’s solutions architecture, both at the instrumentation and analysis software levels. Most notably, the advanced protocol decode and packet analysis capabilities of the Sniffer Portable and Sniffer Intelligence applications significantly extend NetScout’s flow-based solution strengths. New product releases in this area include Sniffer Financial Intelligence, which adds specific capabilities to support technologies of high importance to financial trading architectures, and Sniffer Mobile Intelligence, which delivers analysis capabilities optimized for tracking service delivery within mobile communications operator environments.

Our solutions are aligned with the needs of our target customers according their specific levels of integrated service assurance processes and priorities and offered at three “tiers” of capability. Most IT organizations today practice reactive incident management, where the primary goal is to troubleshoot problems rapidly and definitively as they occur and restore services to their desired levels as quickly as possible. For this set of needs, NetScout advocates the nGenius InfiniStream data collection products, with their high capacity stream-to-disk capabilities for capturing continuous application service session packets, and our Sniffer Intelligence suite of advanced reconstructive analysis applications.

At the next level of process maturity is proactive problem management, where organizations are focusing on systemic reduction of performance problems and becoming proactive in assuring service quality. For this level of requirements, NetScout recommends incremental additions to our incident management solutions by deploying additional packet-flow instrumentation at key points of traffic aggregation across distributed networks, complemented by nGenius Performance Manager for real-time enterprise-wide visibility, rapid isolation of performance issues across geographies and domains, and business priority-driven capacity planning. We offer two types of instrumentation: nGenius Probes (real-time packet-based monitoring) and nGenius InfiniStream appliances (real-time packet-based monitoring plus packet stream-to-disk for retrospective detailed analysis). These high performance devices attach to the network in a non-intrusive, passive manner and monitor traffic patterns in real time. Through in-depth, on-the-fly analysis of traffic information, these devices are able to monitor error rates, usage levels and response times by application, by user and by server and are able to detect and alarm on unexpected conditions. By placing NetScout packet-flow instrumentation at strategic locations throughout a network, organizations gain network-wide visibility of their traffic flows so they can better understand and optimize application performance and delivery.

The most advanced maturity level toward which the industry is moving is called service-aware performance management, or Business Service Management (BSM), at which level organizations are ready to move to preventive approaches that can be linked to and prioritized by business criticality. Newly introduced during fiscal year 2008, NetScout’s nGenius K2 product delivers service status views and intelligent early warning capabilities, and represents a service-aware approach which leverages all of the investments our customers have previously made in packet-flow instrumentation to achieve proactive performance management.

We continually enhance our instrumentation technology to ensure visibility into all types of network traffic and communications technologies. Our track record of innovation began with the introduction of Ethernet probes in 1992 and continues at an accelerated pace today. We have continued to advance instrumentation technology with the addition of more than 30 new instrumentation products over the past 10 years. We also continue to advance our solutions for integrated performance management using third party data sources. In parallel with our packet-based solutions, NetScout offers a full set of solutions for application-aware monitoring based on NetFlow and IPSLA data gathered from network infrastructure devices including routers and switches manufactured by Cisco, Juniper, Foundry, and others.

Strategy

Enhancing shareholder value through sustained growth and increased profitability based on market leadership is our continued objective. We intend to pursue growth by expanding our worldwide presence and customer base, establishing relationships with new technology partners, increasing our mindshare with strategic resellers and increasing our ongoing business with our established customers. We intend to extend our market leadership by continuing to expand the market’s first strategic, integrated, network and application performance management platform that overlays the network, and to create the information needed to avoid service failures and performance degradations. Key elements of our strategy include:

Extend Technology Leadership. We intend to continue to invest significantly in research and development to expand and enhance our first-to-market, integrated platform for performance management solutions that capitalizes on our extensive experience with global organizations and their very large computer networks. Key aspects of our technology leadership include the ability to generate new statistics and information from network traffic, the ability to develop new and groundbreaking performance management techniques based on that information, the ability to deliver solutions across a multi-vendor environment, and our vision of emerging uses of communications technology and networked environments. As part of our strategy, we will endeavor to enter into strategic relationships with, and/or possibly acquire other companies to complement our technologies, such as our recent acquisition of Network General. We intend to incorporate new technologies and provide solutions that will enable businesses, service providers, and government agencies to manage and optimize the performance of their networks, network-delivered applications and network-based service offerings.

Expand Reporting and Analysis Software Solutions. We plan to enhance our analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities that have been created by changes and trends in networking and application technologies such as VoIP, telepresence, and Service Oriented Architecture, or SOA-based applications. We also plan to leverage the unique information generated by our instrumentation through enhanced integrated reporting and analysis tools.

Extend Instrumentation Family. We plan to continue the expansion of our instrumentation line of products, including our nGenius Probes and our nGenius InfiniStream products, extending our monitoring capabilities to meet emerging network environment demands including higher speeds, new types of traffic, new communications architectures and technologies and new network topologies. To ensure that our customers are able to achieve comprehensive oversight of their networks, we typically maintain our support for older technologies while regularly introducing product versions for newer ones. Our instrumentation family covers technologies for both domestic and international markets.

Expand Our Installed-Base. With the acquisition of Network General, we have more than doubled our active customer base. Our combined customer set now includes 70% of the Fortune 500 and 40% of the Fortune Global 2000. The nGenius System currently is only lightly penetrated in the large majority of our new customers resulting from the Network General acquisition, and there is a significant opportunity to provide nGenius functionality to these customers. We have initiated steps to target Network General customers and existing nGenius users with marketing and sales programs designed to promote more extensive use of our performance management solutions. Customers can purchase products through our reseller partners or directly from us. In both cases (reseller or direct sales), we believe in a “high-touch” selling model to assure customer satisfaction. In this model, our worldwide field sales force maintains a very high presence with customers and prospects, consulting in both direct and reseller sales opportunities to meet customers’ needs.

Target Market Opportunities. We target our products at markets that we believe have the potential for growth. The key characteristic of companies that have strong demand for our solution is their reliance on their IT infrastructure for critical, time-sensitive services that have a high financial or mission impact. We have identified the following markets as having the potential for increasingly strong demand for our integrated products:

•	Global enterprises;

•	Federal, state and local governments;

•	Global communications service providers, including IP-based wireless and wireline carriers, Internet Service Providers (ISPs), Managed Service Providers (MSPs), and outsourcers; and

•	Financial services companies.

Expand Distribution Channels. We plan to maintain our direct field sales presence during fiscal year 2009 because we believe the sales force, which more than doubled in size after the Network General acquisition, is appropriately sized for our business in 2009. We expect to resume expansion of the sales force as our business grows. We also seek to develop additional indirect distribution channels with systems integrators, resellers and service providers. Our channel relationships include: World Wide Technology, Force 3 and Verizon. During this past year we completed several new channel agreements. These channel partners facilitate the worldwide distribution, support and market acceptance of our solutions. We also anticipate that possible strategic relationships may result in some form of go to market relationship.

Facilitate Development of Complementary Third-Party Products and Vendor Relationships. Our instrumentation generates rich performance information that can enhance the value of third-party software products and helps increase demand for our products as part of an integrated network monitoring solution. For instance, nGenius Performance Manager can be used with Hewlett-Packard’s Network Node Manager. NetScout became a Platinum Business Partner in HP’s Enterprise Management Alliance Program, and we integrated nGenius Performance Manager with HP Software’s Network Node Manager and Business Availability Center (then part of Mercury Interactive) during fiscal year 2005. We have maintained and enhanced that integration with the more recent releases of HP products. During fiscal year 2008, NetScout and HP announced a deeper, jointly-developed product integration whereby unique functionality will be made available to our common customers with the expectation that the success of the integration will lead to a form of joint marketing and sales effort. We also completed and certified an integration solution with IBM/Tivoli’s Netcool platform during fiscal year 2008.

Sales and Marketing

NetScout targets commercial businesses, government agencies, and communications service providers with large, mission-critical networks through a combination of direct and indirect sales channels. We emphasize hiring practices and orientation which ensure our sales personnel are highly experienced, talented and well trained. We provide programs for our direct sales force, as well as channel partners, throughout the year, for in-depth product and technical training. We sponsor joint initiatives involving both the sales teams of NetScout and our partners.

NetScout’s sales force uses a direct “high-touch” sales model that consists of meetings with customers to understand and identify their unique business requirements. Our sales teams then translate those requirements into tailored business solutions that allow the customer to maximize the performance of its infrastructure. Due to the complexity of the systems and the capital expenditure involved, our sales cycle takes typically three to 12 months. We build strategic relationships with our customers by continually enhancing our solution, based on their expressed needs, to help them solve their evolving infrastructure management problems. Therefore, a major element of our business model is to provide software enhancements, including major revisions, to our customers as part of their maintenance contracts with us. These enhancements are designed to provide additional value from customers with existing installations of our solution and to promote their expansion of the deployment of our products. This is a significant part of our ongoing business opportunity with existing customers that is also driven by expansion and change in their networks as they add new infrastructure topologies, new types of traffic and new applications. Our sales model is designed to capitalize on this opportunity.

Our channel partners include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Total revenue from indirect distribution channels represented 65%, 61% and 61% of total revenue for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Our sales force is organized into five main geographic teams covering sales around the globe. Revenue from sales outside the United States represented 27%, 24% and 26% of our total revenue in the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Sales outside the United States are primarily export sales to channel partners, who are generally responsible for selling products and providing consulting, technical support and service to customers within their territory. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to any of our United States-based indirect channel partners. These domestic resellers may sell NetScout products to international locations; however, NetScout reports these shipments as United States revenue since NetScout ships the products to a United States location. We expect revenue from sales outside the United States to continue to account for a significant portion of our revenue in the future. For more information on the geographic distribution of our revenue, see Note 16 to the attached consolidated financial statements.

We manufacture our products based upon near term demand resulting from detailed sales forecasts. Due to the fact that these forecasts have a high degree of variability because of such factors as time of year, overall economic conditions and employee incentives we maintain inventory levels in advance of receipt of firm orders to try and ensure that we have sufficient stock to satisfy all incoming orders.

We configure our products to customer specifications and generally deliver the final products to the customer within a relatively short time after receipt of the purchase order. These orders also often include service engagements and technical support coverage. Customers may reschedule or cancel orders prior to shipment with little or no penalty. Because of the relatively short time between order receipt and shipment and due to the fact that customers may reschedule or cancel the orders during this interim period, we believe that our backlog as of any particular date does not determine near term revenue and is not indicative of future order bookings levels.

As of March 31, 2008, our North American field sales organization consisted of 181 employees. Our international field sales organization consisted of 86 employees with offices in the United Kingdom, Hong Kong, Germany, France, Singapore, Korea, Taiwan, Australia, China, Malaysia and Japan. In addition, we had 19 employees responsible for providing telesales and sales and administrative support located in the United States and abroad.

As of March 31, 2008, our marketing organization consisted of 18 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout nGenius and Sniffer brand names in the marketplace. Key elements of our marketing strategy focus on market education, reputation management, demand generation, and acceleration of strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners.

Support Services

Customer satisfaction is a key driver of NetScout’s success. NetScout MasterCare support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. NetScout offers 24/7 toll-free telephone support to its MasterCare customers. We have support personnel located in the United States and abroad with some of the support provided by qualified third party support partners. In addition many of our certified resellers provide first line support to NetScout customers. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for the customer to have the reseller provide initial support functions. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, MasterCare support commences upon expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards.

NetScout issues a monthly support newsletter, MasterCare News, which informs our MasterCare customers of new releases, patches, technical tips and documentation tips. MasterCare customers receive the benefits of comprehensive customer support website that provides an on-line database of product and usability information and the latest downloadable patches as well as an on-line trouble ticketing system. NetScout continues to make new investments in call center infrastructure to further improve our ability to service our customers. As of March 31, 2008, our support services organization consisted of 87 employees located in the United States and India.

Research and Development

Our continued success depends significantly on our ability to anticipate and create solutions that will meet emerging customer requirements. We have extensive experience in market development in conjunction with pioneering next generation network performance management technologies. We believe that our core technology for monitoring and troubleshooting network and applications performance remains positioned at the forefront of a growing market. Our nGenius Solution integrates the principal functions of network and application performance management: real-time network monitoring, applications monitoring, troubleshooting, proactive alarming, capacity planning and service level management. Our plans are to continue to leverage the comprehensive benefits of this integrated solution into emerging, growth-oriented markets.

As of March 31, 2008, our research and development organization consisted of 258 employees located in the United States and India. In addition, we occasionally contract with independent third parties to perform specific development projects.

We predominantly develop our products internally, with some third party contracting. We have also acquired developed technology through business acquisitions. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, such as the Internet Engineering Task Force, or IETF, the 3rd Generation Partnership Project, or 3GPP, and we also engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and applications performance requirements for current and emerging technologies.

Manufacturing

Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. In July 2003, we obtained ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction. We are scheduled for renewal in August 2009. As of March 31, 2008, our manufacturing organization consisted of 30 employees.

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

Customers

We sell our products to large corporations, government agencies, communications service providers and other organizations with large- and medium-sized high-speed computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, telecommunications, manufacturing, healthcare and retail.

Channels

During the fiscal year ended March 31, 2008, we implemented reseller specific programs to improve revenue fulfillment and sourcing of new revenue through channel partners. We also integrated the channel partner programs of NetScout and Network General and continued to put emphasis on growing our international business through partners.

Seasonality

We have experienced, and expect to continue to experience, quarterly variations in our booking of orders as a result of a number of factors, including the length of the sales cycle, new product introductions and their market acceptance and seasonal factors in sales quota and sales compensation management. Bookings seasonality is also affected by customer buying patterns. Due to these factors, we historically experience stronger bookings during our fiscal third and fourth quarters. Net revenue can also be affected by delays in product shipments and product quality control difficulties.

Competition

The market for our products is rapidly evolving, and we expect it to become increasingly competitive as current competitors expand their product offerings and merge their businesses and new companies enter the market. Our principal competitors include several companies who offer alternative solutions for portions of our product lines. For example, we compete not only with vendors of portable network traffic analyzers and probes, such as Niksun and Network Instruments but also with a growing number of smaller vendors of software-only network management suites, such as NetQoS and Solar Winds. We also compete in the telecommunications service provider marketplace with vendors that provide operational intelligence based on signaling data, such as

Tektronix. In addition, we compete with some leading network equipment providers who currently offer their own limited solutions but could provide enhanced solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality, price, name and reputation of vendor, distribution strength, and alliances with industry partners. Competitive factors in our industry are further described in Item  1A “Risk Factors.”

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

NetScout uses contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect its intellectual property portfolio and rights from infringement. From a contractual perspective, NetScout uses license agreements and non-disclosure agreements to limit the use of NetScout’s intellectual property and protect NetScout’s trade secrets from unauthorized use and disclosure. In addition to license agreements, NetScout relies on U.S. and international copyright law and registration to protect against unauthorized copying of software programs, in the U.S. and abroad. NetScout has obtained U.S. and foreign trademark registrations to preserve and protect certain trademarks and trade names. NetScout has also filed and obtained U.S. patents to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all of our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A “Risk Factors.”

Employees

As of March 31, 2008, we had 790 employees, 580 of whom are employed in the United States. Of the total, 291 were in sales, 18 were in marketing, 87 were in support services, 258 were in research and development, 30 were in manufacturing, and 106 were in general and administrative functions. None of our employees are represented by a collective bargaining agreement.

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

Item 1A. Risk Factors

In addition to the other information in this report, the following discussion should be considered carefully in evaluating NetScout and our business. This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed below and in our other filings with the Securities and Exchange Commission, or SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

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

We may not successfully integrate Network General’s business into our operations, which could adversely affect our operating results. On November 1, 2007, we acquired Network General and embarked upon an aggressive integration program designed to merge our organizations and highly complementary products and technologies. This activity continues to demand a significant financial and resource investment and substantial management time and entails the acquisition integration risks and difficulties discussed elsewhere in this section. If we are unable to successfully integrate the two companies into one combined operating company, our operating results could be materially adversely affected. This acquisition and our related integration efforts are also subject to the risks described in the following risk factor.

We may not successfully complete acquisitions or integrate acquisitions we do make, such as our recent acquisition of Network General, which could impair our ability to compete and could harm our operating results. We may need to acquire complementary businesses, products or technologies to remain competitive or expand our business such as our recent acquisition of Network General in November 2007. We actively investigate and evaluate potential acquisitions of complementary businesses, products and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all businesses, products or technologies that we seek to acquire. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

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

•	the incurrence of significant costs and expenses; and

•	the potentially dilutive impact on our earnings per share.

Acquisition transactions also involve numerous business risks. These risks from acquisitions include:

•	difficulties in assimilating the acquired operations, technologies, personnel and products;

•	difficulties in managing geographically dispersed operations;

•	difficulties in assimilating diverse financial reporting and management information systems;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the diversion of management’s attention from other business concerns;

•	use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases and retirement of outstanding indebtedness;

•

substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization or impairment of intangible assets and share-based compensation expense;

•	the potential disruption of our business;

•	the potential loss of key employees, customers, distributors or suppliers; and

•	the inability to generate sufficient revenue to offset acquisition or investment costs; and

•	the potential for delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

We have a significant amount of debt. If we fail to generate sufficient cash as our debt becomes due or are unable to renew our revolving credit facility prior to its expiration, this may adversely affect our business, financial condition, and operating results. On December 21, 2007, we entered into a credit agreement for a $100 million five-year term loan and a $10 million revolving credit facility. The proceeds of the term loan were used to redeem all of the outstanding senior secured floating rate notes due in 2012 issued in conjunction with the acquisition of Network General. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our revolving credit facility will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew our revolving credit facility prior to its expiration could adversely affect our business, financial condition, operating results and cash flows. In addition, as discussed in the risk factor below a portion of our marketable securities portfolio at March 31, 2008 is currently held in auction rate securities. These securities are currently undergoing liquidity difficulties due to the underlying credit environment and we are currently unable to access this cash in the short term. If this illiquidity in the auction rate security market continues, we may not be able to use these funds, if needed, to make debt payments. If this illiquidity in the auction rate security market continues, and should we need to access these assets for operations, this result could have a negative effect on our business, financial condition and operating results of the company.

A significant portion of our marketable securities is invested in highly-rated auction rate securities. Failures in these auctions will affect our liquidity. A significant percentage of our marketable securities portfolio is invested in highly-rated municipal auction rate securities. Auction rate securities are securities that are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, as amended, to maintain minimum asset coverage ratios of 200%. Our auction rate securities are collateralized by student loans which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. None of the auction rate securities held by us are mortgage-backed debt obligations. Auction rate securities are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every 35 days, investors can sell or continue to hold the securities at par at a “Dutch auction” run by a sponsoring investment bank. During February, March and April of 2008, the majority of auction rate securities in the marketplace, including all of the auction rate securities that we held in our portfolio, failed auctions due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these investments resetting to predetermined rates in accordance with the underlying loan agreement, which might be higher or lower than the current market rates of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. Furthermore, if one or more issuers of the auction rate securities held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material.

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

We have introduced and intend to continue to introduce new products. If the introduction of these products is significantly delayed or if we are unsuccessful in selling these products to our current and potential customers, our business, operating results and financial condition could be materially and adversely impacted.

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

We compete with a growing number of smaller providers of application and network performance management solutions and providers of portable network traffic analyzers and probes. In addition, leading network equipment providers offer their own limited solutions, including products which they license from other competitors. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets that we operate. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.

As a result of these and other factors, we may not be able to compete effectively with our current or future competitors, which could have a material and adverse impact on our business, operating results and financial condition.

The success of our business depends, in part, on the continued growth in the market for and the commercial acceptance of application and network management solutions. We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of applications across computer networks. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated application and network management solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally, businesses may choose to outsource the management of their networks to service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

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

Our success depends, in part, on our ability to manage distribution channels. Sales to our indirect distribution channels, which include original equipment manufacturers, distributors, resellers, systems integrators and service providers, accounted for 65%, 61%, and 61% of our total revenue for the fiscal years ended

March 31, 2008, 2007 and 2006, respectively. To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to effectively market and sell our products or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

Our success depends, in part, on our ability to expand and manage our international operations. Sales to customers outside the United States accounted for 27%, 24%, and 26% of our total revenue for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

•	expand international indirect distribution channels;

•	hire additional overseas sales personnel;

•	adapt products for local markets and comply with foreign regulations; and

•	manage geographically dispersed operations.

The major countries outside of the United States in which we do or intend to do business are the United Kingdom, Germany, India, Japan and China. Our international operations, including our operations in the United Kingdom, Germany, India, Japan, China and other countries are generally subject to a number of risks, including:

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

Our future growth depends on our ability to maintain and periodically expand our sales force. We must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to successfully maintain and periodically expand our sales capability, our business, operating results, sales force integration challenges and financial condition could be materially and adversely impacted.

Our reliance on sole source suppliers could adversely impact our business. Specific components that are necessary for the hardware assembly of our probes and appliances are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or have on hand large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.

Our success depends on our ability to protect our intellectual property rights. Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark and trade secret laws and registrations and non-disclosure and other contractual and license arrangements to protect our intellectual property rights. The reverse engineering, unauthorized copying, or other misappropriation of our intellectual property could enable third parties to benefit from our technology without compensating us. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management’s attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. Further, we also license software from third parties for use as part of our products, and if any of these licenses were to terminate, we might experience delays in product shipment until we develop or license alternative software.

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

We may fail to secure necessary additional financing. We may require significant capital resources to expand our business and remain competitive in the rapidly changing network performance management industry. We may invest in our operations as well as acquire complementary businesses, products or technologies. Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to raise capital by:

•	issuing additional common stock or other equity instruments;

•	acquiring additional bank debt;

•	issuing debt securities;

•	obtaining lease financings; or

•	increasing our credit facility.

However, we may not be able to obtain additional capital when we want or need it, and capital may not be available on satisfactory terms. Furthermore, any additional capital may have terms and conditions that adversely affect our business, such as new financial or operating covenants, or that may result in additional dilution to our stockholders.

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

Loss of key personnel could adversely impact our business. During the fourth quarter of fiscal year 2007, Narendra Popat, our Chairman of the Board and co-founder, retired as an officer and director of the Company and became an advisor to the Company’s Chief Executive Officer. The Company subsequently named Anil Singhal, our President, Chief Executive Officer and co-founder, as our succeeding Chairman of the Board and named Michael Szabados as Chief Operating Officer. Our future success depends to a significant degree on the skills, experience and efforts of Mr. Singhal and Mr. Szabados, and our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results and financial condition.

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

Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business. The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. In the first half of 2008, we implemented a new Enterprise Resource Planning, or ERP, system in order to manage the growth and increasing complexity of our business operations and to continue to enhance our internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. After the acquisition of Network General, we integrated their legacy ERP system with our newly implemented system. In addition, we converted their sales force automation, or SFA, and customer support systems, or CSS, to those that we have used. These implementations caused management and employee distraction and slowed some business functions. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization, retention of key personnel, our business, and our operating results and financial condition could be materially and adversely impacted. In addition, the implementation of ERP, SFA or CSS systems might be disruptive to the underlying business of an enterprise. Any disruptions or ineffectiveness relating to our systems implementations and enhancements could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business.

The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal control over financial reporting may not prevent all material errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. Under Section 404 of the Sarbanes-Oxley Act we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this legislation requires management’s attention and resources and will likely continue to cause us to incur significant expense. Management’s assessment of our internal control over financial reporting may identify weaknesses that need to be addressed in our internal control system. If we are unable to conclude that our internal control over financial reporting is effective, investors could lose confidence in the Company’s reported financial information which could have an adverse effect on the market price of the Company’s stock or impact the Company’s borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate internal control over financial reporting in the future.

The price of our common stock may decrease due to market volatility. The market price of our common stock has been volatile and has fluctuated since the initial public offering of our common stock on August 12, 1999. The market price of our common stock may continue to fluctuate in response to a number of factors, some of which are beyond our control. Trading activity of our stock has historically been thin, in part as a result of officers and directors and institutional shareholders holding a significant percentage of our stock. In addition, the market prices of securities of technology companies have been volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

It is not uncommon when the market price of a stock has been volatile for holders of that stock to institute securities class action litigation against the company that issues that stock. If any of our stockholders brought such a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit beyond any insurance coverage which we may have for such risks. Such a lawsuit could also divert the time and attention of our management.

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

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings;

•	Changes in accounting and tax treatment of share-based compensation;

•	The valuation of generated and acquired deferred tax assets and the related valuation allowance on these assets;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	Tax assessments, or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place;

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

Item 2. Properties

We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in September 2013, and we have an option to extend the lease for two additional five-year terms. We also lease office space in twenty other cities throughout the world for our sales and support personnel, including 77,136 square feet of space in California. We also lease 34,021 square feet of office space for our engineering and support personnel in India. We believe that our existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

On December 14, 2006, we were sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requests preliminary and permanent injunctive relief, unspecified damages, and costs, expenses, and reasonable attorneys’ fees. Specifically, DSC alleges that we are infringing United States Letters Patent Nos. 5,701,400, and 5,537,590. On February 23, 2007, we filed an Answer to DSC’s Complaint, denying the allegations of patent infringement and asserting counterclaims seeking a declaratory judgment that we have not infringed the two patents-in-suit and that the patents-in-suit are invalid. On March 12, 2007, DSC filed its Reply to the Counterclaims and denied that the patents-in-suit are invalid and not infringed by the Company. DSC has added additional co-defendants over the course of the proceedings. We are currently engaged in discovery with DSC. We believe the plaintiff’s claims have no merit and will defend the lawsuit vigorously.

On or about October 30, 2007, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one-count complaint for fraud in the Superior Court of New Jersey against certain of the executives, officers, and members of the board of directors of Network General Corporation relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As disclosed in Note 6, we acquired Network General in November 2007. The complaint alleged, among other things, that the defendants made material misrepresentations to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the completion of the Fidelia acquisition. The plaintiffs were seeking damages, alleged to be in the range of $6.2 million to $9.2 million. On February 19, 2008, we filed a motion to dismiss the plaintiffs’ complaint in its entirety, on procedural and substantive grounds. On March 27, 2008, the Fidelia plaintiffs opposed the motion to dismiss and brought a cross-motion seeking leave to amend its complaint to add another individual defendant, the former president of Network General, as a party to the litigation but did not oppose the dismissal of the other currently named individual defendants. At the May 30, 2008 hearing, the court dismissed the case.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.

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

Quarter Ended	High	Low
Fiscal Year 2007:
June 30, 2006	$9.60	$7.64
September 30, 2006	$8.75	$5.86
December 31, 2006	$9.07	$6.68
March 31, 2007	$9.43	$8.06
Fiscal Year 2008:
June 30, 2007	$9.05	$7.25
September 30, 2007	$11.09	$8.41
December 31, 2007	$15.46	$9.97
March 31, 2008	$13.24	$7.96

Stockholders

As of May 30, 2008 we had 127 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 3,300.

Stock Performance Graph

The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five year period from March 31, 2003 through March 31, 2008, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2003 in our common stock or in the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but NetScout is not responsible for any errors or omissions in such information.

Dividend Policy

In fiscal years 2008 and 2007, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2008, we did not repurchase any shares of our outstanding common stock pursuant to the open market stock repurchase program further described below in Note 11 to the attached consolidated financial statements.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of March 31, 2008 and 2007 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2005 and 2004 and the consolidated balance sheet data as of March 31, 2006, 2005 and 2004 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year ended March 31,
	2008(1)	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$106,182	$63,524	$63,591	$51,352	$41,442
Service	62,774	38,948	34,101	32,124	28,331
License and royalty	—	—	184	1,738	1,761

Total revenue	168,956	102,472	97,876	85,214	71,534

Cost of revenue:
Product	33,965	17,184	18,639	16,251	13,315
Service	13,721	6,444	5,894	5,640	5,365

Total cost of revenue	47,686	23,628	24,533	21,891	18,680

Gross profit	121,270	78,844	73,343	63,323	52,854

Operating expenses:
Research and development	30,000	18,320	18,141	16,789	14,704
Sales and marketing	69,652	42,470	39,501	35,633	33,240
General and administrative	26,149	10,531	8,873	8,135	6,533
Amortization of acquired intangible assets	811	155	149	—	92
In-process research and development	—	—	143	—	—

Total operating expenses	126,612	71,476	66,807	60,557	54,569

Income (loss) from operations	(5,342)	7,368	6,536	2,766	(1,715)
Interest and other income (expense), net	(1,207)	3,898	2,627	1,053	703

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	(6,549)	11,266	9,163	3,819	(1,012)
Income tax expense (benefit)	(4,461)	3,598	3,366	949	(467)
Cumulative effect of accounting change, net of taxes of $42	—	69	—	—	—

Net income (loss)	($2,088)	$7,737	$5,797	$2,870	($545)

Basic net income (loss) per share	($0.06)	$0.24	$0.19	$0.09	($0.02)
Diluted net income (loss) per share	($0.06)	$0.23	$0.18	$0.09	($0.02)
Shares used in computing:
Basic net income (loss) per share	34,913	31,713	31,041	30,572	30,155
Diluted net income (loss) per share	34,913	33,050	31,885	31,521	30,155

(1)	On November 1, 2007, NetScout completed its acquisition of Network General, whereby NetScout acquired Network General for aggregate consideration of approximately $212 million.

	March 31,
	2008(1)	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$100,931	$100,104	$87,465	$83,863	$75,459
Working capital	$12,996	$79,493	$72,998	$76,978	$65,200
Total assets	$420,937	$180,419	$165,755	$148,287	$139,181
Debt	$98,750	$—	$—	$—	$—
Total stockholders’ equity	$197,333	$138,407	$126,591	$117,449	$113,112

(1)	On November 1, 2007, NetScout completed its acquisition of Network General, whereby NetScout acquired Network General for aggregate consideration of approximately $212 million.

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

Overview

NetScout designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, enabling delivery of critical business applications, services, and content efficiently to customers and end-users. We manufacture and market these products in integrated hardware and software solutions that have been used by commercial enterprises, large government agencies, and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations and through the sale of NetScout securities in conjunction with our initial public offering in August 1999.

On November 1, 2007, we completed the acquisition of Network General Central Corporation, or Network General, and embarked upon an aggressive integration program designed to merge our highly complementary products and technologies. The transaction was valued at approximately $212 million for purchase accounting purposes. The acquisition was financed with a combination of 6 million shares of our common stock, $100 million of senior secured floating rate notes, and approximately $53 million in cash. Included in the $212 million is $3 million in transaction costs. The integration of our back office systems were completed at April 1, 2008. The integration of the sales forces took place in the fiscal first quarter of 2009.

Our operating results are influenced by a number of factors, including the mix of products, services and licenses and royalties sold, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. Factors that affect our ability to maximize our operating results include: our ability to introduce and enhance existing products, marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful integration efforts and current economic conditions.

In fiscal year 2008, our total revenue increased $66.5 million to $169.0 million compared to $102.5 million in fiscal year 2007. This increase is primarily attributable to the acquisition of Network General on November 1, 2007 as well as organic growth from the traditional NetScout business. Our cost of revenue increased by $24.1 million, or 102%, to $47.7 million compared to $23.6 million in fiscal year 2007. This increase is due to the acquisition of Network General as well as increased sales for NetScout’s historical business. Gross profit of $121.3 million, or 71.8% of revenue, in fiscal year 2008 increased from $78.8 million, or 76.9% of revenue, in fiscal year 2007. This decline in gross margin percentage is attributable to purchase accounting adjustments associated with the acquisition of Network General that, for fiscal year 2008, required a $12.6 million writedown of acquired deferred revenue and increased cost of revenue by $1.3 million and by $2.1 million in amortization of capitalized software and acquired intangibles. Except for the purchase accounting adjustments, our gross margin is primarily impacted by the mix and volume of our product and service revenue. We realize significantly higher gross margins on service revenue relative to overall product revenue.

Our operating expenses, which include research and development, sales and marketing, general and administrative expenses, and amortization of acquired intangible assets increased in fiscal year 2008 by $55.1 million, or 77%, to $126.6 million, compared to $71.5 million in fiscal year 2007. The primary contributors to this increase in overall expenses were $11.6 million of integration expenses associated with the acquisition of Network General, $33.8 million in incremental costs related to the Network General business acquired on November 1, 2007, approximately $3.0 million in higher incentive and sales compensation expenses from NetScout’s historical business due to improved operating results and increased sales volume and legal defense costs associated with the litigation described in Item 3 of this Annual Report on Form 10-K.

Net income (loss) for fiscal year 2008 decreased by $9.8 million to a net loss of ($2.1) million compared to net income of $7.7 million for fiscal year 2007. This decline is due to $4.0 million in interest expense associated with debt incurred to finance the acquisition of Network General and $12.7 million of integration expenses, partially offset by the contribution of the legacy Network General business and gross profit improvement in the traditional NetScout business.

We are continuing to see significant benefit from operating leverage and remain focused on increasing our operating margin by growing revenue while containing expenses. We continue to see increased interest by the market and our customers on the importance of application performance monitoring from within the network. As networks and applications become increasingly complex, high-speed, and converged, and web services and Service Oriented Architectures become more pervasive, our products are ideally positioned for this new paradigm. During fiscal year 2008 we released new products that will help our customers stay ahead of performance issues across large, globally distributed enterprise, service provider, and government networks. First, we introduced the industry’s first packet-flow-based service status dashboard in the form of nGenius K2, which supersedes the intelligent early warning system for network and application performance previously available via our nGenius Analytics product and adds enterprise-wide service health information for increased operations visibility on a business value-prioritized basis. We also announced two new key releases within the Sniffer Intelligence line of advanced, service-aware expert troubleshooting solutions, in the form of Sniffer Financial Intelligence (optimizations for financial trading environments) and Sniffer Mobile Intelligence (optimizations for mobile communications operators).

Critical Accounting Policies

We consider accounting policies related to revenue recognition, valuation of inventories, assumptions related to purchase accounting, valuation of goodwill and acquired intangible assets, capitalization of software development costs, purchased software, share based compensation, and income taxes to be critical in fully understanding and evaluating our financial results. The application of these policies involves significant judgments and estimates by us.

Revenue Recognition

Product revenue consists of sales of our hardware products together with licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because we have determined that the software components of our products are essential to the functionality and value of these products, we recognize our revenue in accordance with AICPA Statement of Position 97-2 “Software Revenue Recognition”.

Service revenue consists primarily of fees from customer support agreements, consulting and training. We generally provide software support and hardware support as part of product sales in the form of a 3-month warranty for software and a 12-month warranty for hardware. Revenue related to the initial bundled software and hardware support is recognized ratably over support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration, typically for 12-month periods. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

Multi-element arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. For multi-element arrangements, each element of the purchase is analyzed and a portion of the total purchase price is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the undelivered elements. Under the residual method, the remaining portion of the total purchase price is allocated to the delivered elements, generally hardware and licensed software products, regardless of any separate prices stated within the contract for each element. Vendor-specific objective evidence of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. We review the separate sales of the undelivered elements on a semi-annual basis and update, when appropriate, our vendor-specific objective evidence of fair value for such elements to ensure that it reflects our recent pricing experience.

Uncollected Deferred Revenue

Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have not recognized the deferred revenue or the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $3.3 million and $22 thousand at March 31, 2008 and 2007, respectively.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value. As of March 31, 2008 and 2007, net realizable value adjustments included within inventory on the balance sheet totaled $762 thousand and $747 thousand, respectively. We regularly monitor our inventories for potential obsolete and excess inventory. Our net realizable value adjustment is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect its net realizable value. Significant judgments and estimates are made when establishing the net realizable value adjustment. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Assumptions Related to Purchase Accounting and the Valuation of Goodwill and Acquired Intangible Assets

We account for our acquisitions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations”, or SFAS 141. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer relationships and developed product technology, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for planned integration liabilities as well as litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by NetScout professionals from legal, finance, human resources, information systems, research and development, sales and executive management. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

The carrying value of goodwill was $131.8 million and $36.6 million as of March 31, 2008 and 2007, respectively. Goodwill is reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of March 31, 2008, based upon our review, we determined that there has been no goodwill impairment.

The carrying value of acquired intangible assets was $65.6 million and $442 thousand as of March 31, 2008 and 2007, respectively. The carrying value of acquired intangible assets is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Our acquired intangible assets include developed product technology, customer relationships and an indefinite lived tradename resulting from the acquisition of Network General on November 1, 2007 (see Note 6 and Note 7 to our consolidated financial statements). Acquired intangible assets also include software and non-compete agreements, resulting from the acquisition of substantially all of Quantiva Inc.’s business on April 14, 2005. We amortize acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename will be evaluated for potential impairment annually. Significant judgment and estimates are made when estimating fair value and useful lives for acquired intangible assets. If these accounting judgments and estimates prove to be materially inaccurate, the value of these assets and our financial results could be materially and adversely impacted. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Capitalization of Software Development Costs

Costs incurred in the research and development of our products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by Statement of Financial Accounting Standard, or SFAS, No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, or

SFAS 86) and capitalized thereafter, until the related software products are available for first customer shipment. Judgment is required in determining the point at which technological feasibility has been met. Amortization of capitalized software development costs are charged to cost of revenue on a straight-line basis over two years. We also capitalize acquired software in accordance with SFAS 86.

Share-based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based Payment”, or SFAS 123R, using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R’s adoption, we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, compensation expense was recognized only when we granted options with a discounted exercise price, granted restricted stock units, or granted options to non-employees.

Based on historical experience, we assumed an annualized forfeiture rate of 0% for awards granted to our directors during fiscal years 2008 and 2007, and an annualized forfeiture rate of 10% and 12% for awards granted to our senior executives and remaining employees during fiscal years 2008 and 2007, respectively. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The cumulative effect of the accounting change resulted in pre-tax income of $111 thousand and was recognized in the statement of operations for the year ended March 31, 2007.

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

Income Taxes

Significant judgments and estimates are made when calculating our annual provision for income taxes. In addition, we may record certain tax reserves to address potential exposures involving our tax positions. Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. If these judgments and estimates prove to be materially inaccurate, our tax rate could fluctuate significantly and our financial results could be materially and adversely impacted in the future.

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of these assets and liabilities as well as on acquired or incurred net operating loss carryforward amounts. We make an assessment of the likelihood that our deferred income tax assets will be recovered from future taxable income, and, to the extent that recovery is not believed to be more likely than not, a valuation allowance is established. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider past performance, future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance.

As of March 31, 2008, deferred income tax assets were $40.9 million, consisting primarily of $31.5 million of federal and state net operating loss carryforwards, $2.0 million of federal and state tax credits and $7.4 million other temporary book and tax accounting differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will be realized and, accordingly, do not require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

A valuation allowance has been established for certain state net operating loss carryforwards, federal foreign tax credits and state research and development tax credits related to the Network General acquisition, which we believe do not meet the “more likely than not” criteria established by SFAS 109, “Accounting for Income Taxes”. If it is later determined that we are able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance. This would result in a reduction to goodwill.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. We adopted FIN 48 as of April 1, 2007 as required.

Results of Operations

Fiscal Years Ended March 31, 2008 and 2007

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during fiscal years ended March 31, 2008 and 2007.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$106,182	63%	$63,524	62%	$42,658	67%
Service	62,774	37	38,948	38	23,826	61%

Total revenue	$168,956	100%	$102,472	100%	$66,484	65%

Product. The 67%, or $42.7 million, increase in product revenue, which includes hardware and software products, was primarily due to $30.7 million in product revenue from the Network General acquisition, an increase of approximately 21% in average selling price per unit due to product mix and a 2% increase in the number of units sold for the historical NetScout business during the year ended March 31, 2008. The increase in both average selling price and units sold was due to continued strong demand for our higher capacity products, including some of our new product introductions.

Service. The 61%, or $23.8 million, increase in service revenue was primarily due to $17.9 million in service revenue from the Network General acquisition, and an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding product installed base.

Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31,
	2008		2007		Change
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Channel mix:
Indirect	$109,740	65%	$62,006	61%	$47,734	77%
Direct	59,216	35	40,466	39	18,750	46%

Total revenue	$168,956	100%	$102,472	100%	$66,484	65%

The 77%, or $47.7 million, increase in indirect channel revenue is primarily the result of $31.6 million in incremental revenue from the Network General acquisition, increased sales to the federal sector, which we sell to entirely through channel partners, and increased international sales. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. All sales arrangements for the historical NetScout business and a majority for the Network General business have been transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since NetScout ships the products to a domestic location. The 46%, or $18.8 million, increase in direct channel revenue is primarily the result of $16.6 million in incremental revenue from the Network General acquisition.

Total revenue was distributed geographically as follows:

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Geographic mix:
United States	$123,321	73%	$78,076	76%	$45,245	58%
International:
Other Americas	7,354	4	5,595	6	1,759	31%
Europe – Middle East – Africa	27,188	16	11,689	11	15,499	133%
Asia Pacific	11,093	7	7,112	7	3,981	56%

Subtotal International	45,635	27	24,396	24	21,239	87%

Total revenue	$168,956	100%	$102,472	100%	$66,484	65%

Revenue from sales to customers outside the United States increased 87% primarily as a result of $16.6 million of incremental revenue related to the acquisition of Network General as well as increased sales in the EMEA region primarily for the stand alone NetScout business. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. The year ended March 31, 2008 also includes the cost of revenue impact associated with a purchase accounting adjustment to increase inventory to fair value at November 1, 2007. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$33,965	20%	$17,184	17%	$16,781	98%
Service	13,721	8	6,444	6	7,277	113%

Total cost of revenue	$47,686	28%	$23,628	23%	$24,058	102%

Gross profit:
Product $	$72,217	43%	$46,340	45%	$25,877	56%
Product %	68%		73%
Service $	49,053	29%	32,504	32%	16,549	51%
Service %	78%		83%

Total gross profit $	$121,270		$78,844		$42,426	54%

Total gross profit %	72%		77%		(5%)

Product. The 98%, or $16.8 million, increase in cost of product revenue was primarily due to the 67% increase in product revenue during the year ended March 31, 2008. A majority of the increase in revenue was associated with the acquisition of Network General. The product gross margin percentage decreased by five points from 73% to 68% for the years ended March 31, 2008 and 2007, respectively, due to the cost of revenue impact associated with purchase accounting adjustments of $1.3 million, $1.7 million of amortization of product technology acquired in the acquisition of Network General, $655 thousand in integration expenses and a $410 thousand reduction to revenue associated with purchase accounting. Average headcount in cost of product was 26 and 22 for the years ended March 31, 2008 and 2007, respectively.

Service. The 113%, or $7.3 million, increase in cost of service revenue was primarily due to the $5.7 million increase in service cost related to the incremental revenue derived from the Network General acquisition. Cost of service revenue includes $425 thousand in integration expense. The 51%, or $16.5 million, increase in service gross profit corresponds with the 61%, or $23.8 million, increase in service revenue as a result of the Network General acquisition. Service gross profit decreased 5% to 78% for the year ended March 31, 2008. This is primarily attributable to the purchase accounting write down required of acquired deferred revenue associated with maintenance contracts. Average headcount in cost of service was 63 and 37 for the years ended March 31, 2008 and 2007, respectively.

Gross profit. Our gross profit in absolute dollars increased 54%, or $42.4 million. This increase was due to revenue growth of 65%, or $66.5 million, offset by the increase in product and service costs discussed above, $1.1 million in integration expenses and $1.7 million of expenses due to the amortization of product technology acquired. The net effect of the combined increases in revenue and cost of revenue was a five point decrease in gross margin percentage from March 31, 2007 to March 31, 2008. This decrease in gross margin percentage is primarily attributable to purchase accounting adjustments to product gross margin discussed above, plus a $12.2 million impact to service revenue associated with purchase accounting described above, as well as integration expenses and amortization of developed product technology.

Operating Expenses

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Research and development	$30,000	18%	$18,320	18%	$11,680	64%

The 64%, or $11.7 million, increase in research and development expenses is primarily due to $10.0 million in incremental costs related to the Network General business and $1.1 million of integration expenses associated with the acquisition of Network General. Average headcount in research and development was 173 and 106 for the fiscal years ended March 31, 2008 and 2007, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Sales and marketing	$69,652	41%	$42,470	41%	$27,182	64%

The 64%, or $27.2 million, increase in total sales and marketing expenses was primarily due to $1.5 million in integration expenses associated with the acquisition of Network General, $20.5 million in incremental costs related to the Network General business, an increase in employee related expenses primarily due to increased sales compensation as a result of increased revenue in fiscal year 2008 and a $276 thousand increase in spending for the NetScout User Forum relating to higher attendance. Average headcount in sales and marketing was 218 and 152 for the fiscal years ended March 31, 2008 and 2007, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
General and administrative	$26,149	15%	$10,531	10%	$15,618	148%

The 148%, or $15.6 million, increase in general and administrative expense was primarily due to a $9.0 million increase in integration expenses related to the Network General acquisition, $3.3 million in incremental costs related to the Network General business, $2.0 million in employee related expenses mainly due to higher incentive compensation and increased headcount, an increase in legal expenses, and increased IT expenses related to our ERP system which went live during the three months ended September 30, 2007. Average headcount in general and administrative was 77 and 53 for the fiscal years ended March 31, 2008 and 2007, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Amortization of acquired intangible assets	$811	0.5%	$155	0.2%	$656	423%

The 423%, or $656 thousand, increase in amortization of acquired intangible assets was primarily due to $785 thousand in amortization of the customer relationships acquired in the acquisition of Network General in November 2007, offset by a $149 thousand decrease in Quantiva non-compete agreement amortization expense which completed during the first quarter of fiscal year 2008.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,207)	(1%)	$3,898	4%	$(5,105)	(131%)

The 131%, or $5.1 million, decrease in interest and other income (expense), net was primarily due to the $3.9 million increase in interest expense associated with debt entered into as a result of the acquisition of Network General, a $179 thousand decrease in interest income due to the decrease in the cash balance as a result of the acquisition of Network General and a $992 thousand increase in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to the international balances of Network General, which are denominated in currencies other than the US dollar.

Income Tax Expense (Benefit)

The annual effective tax rate for fiscal year 2008 is (68.1%), compared to an annual effective tax rate of 32.0% for fiscal year 2007. Generally, the annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of tax exempt interest income, differences in tax rates in foreign jurisdictions and federal and state tax credits. The reduction in our effective tax rate compared to the prior year is primarily the result of the Company’s change to a net loss, increased tax exempt interest income and the impact of federal and state tax credits during fiscal year 2008.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(4,461)	(3%)	$3,598	4%	$(8,059)	(224%)

Cumulative effect of accounting change, net of tax

Cumulative effect of accounting change, net of tax includes the effect of applying a forfeiture rate to stock- based compensation awards upon the adoption of SFAS 123R during the first quarter of fiscal year 2007.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cumulative effect of accounting change, net of taxes of $42	$—	—%	$69	—%	$(69)	(100)%

Net Income (Loss)

Net income (loss) for the fiscal years ended March 31, 2008 and 2007 is as follows:

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Net income (loss)	$(2,088)	(1%)	$7,737	8%	$(9,825)	(127%)

The 127%, or $9.8 million, decrease in net income during the fiscal year ended March 31, 2008 was mainly attributable to $12.7 million in integration expenses related to the acquisition of Network General and increased interest expense on debt incurred in connection with such acquisition, partially offset by the contribution of the Network General business, and gross profit improvement on historical NetScout business. Net income was impacted by the purchase accounting adjustments attributable to the Network General business that impacted revenue by $12.6 million and increased cost of product revenue by $1.3 million.

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

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$63,524	62%	$63,591	65%	$(67)	—%
Service	38,948	38	34,101	35	4,847	14%
License and royalty	—	—	184	—	(184)	(100%)

Total revenue	$102,472	100%	$97,876	100%	$4,596	5%

Product. Product revenue remained relatively flat compared to the prior year. An increase of approximately 21% in average selling price per unit, resulting from product mix, was offset by a decrease of approximately 23% in unit sales compared to the prior year. The decrease in unit sales and the increase in average selling price were due to sales of higher capacity products, including some of our product introductions during fiscal year 2007. These higher capacity products are often deployed in smaller numbers by our customers in place of a larger deployment of smaller, lower priced products, resulting in higher average selling prices, lower unit volumes and higher transaction sizes.

Service. The 14%, or $4.8 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, combined with continued renewals of customer support agreements from our expanding product installed base. Certain older probe products were removed from service eligibility during fiscal year 2007 and others were removed in fiscal year 2008.

License and royalty. The 100%, or $184 thousand, decrease in license and royalty revenue was primarily due to Cisco’s discontinuation of reselling Real Time Monitor as of February 8, 2005. There will be no future royalty revenue from Cisco related to this reseller agreement.

Total product and service revenue from direct channels and product, service, license and royalty revenue from indirect channels were as follows:

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Channel mix:
Indirect	$62,006	61%	$59,626	61%	$2,380	4%
Direct	40,466	39	38,250	39	2,216	6%

Total revenue	$102,472	100%	$97,876	100%	$4,596	5%

Sales outside North America are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped through our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since NetScout ships the products to a domestic location.

Revenue was distributed geographically as follows:

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Geographic mix:
United States	$78,076	76%	$72,630	74%	$5,446	7%
International:
Other Americas	5,595	6	5,222	6	373	7%
Europe – Middle East – Africa	11,689	11	14,790	15	(3,101)	(21%)
Asia Pacific	7,112	7	5,234	5	1,878	36%

Subtotal International	24,396	24	25,246	26	(850)	(3%)

Total revenue	$102,472	100%	$97,876	100%	$4,596	5%

Revenue from sales to customers outside the United States decreased 3% primarily as a result of a 21% decline in EMEA revenue. The decrease in EMEA sales was due to lower than expected product sales primarily in the mainland Europe region.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$17,184	17%	$18,639	19%	$(1,455)	(8%)
Service	6,444	6	5,894	6	550	9%

Total cost of revenue	$23,628	23%	$24,533	25%	$(905)	(4%)

Gross profit:

Product $	$46,340	45%	$44,952	46%	$1,388	3%
Product %	73%		71%
Service $	32,504	32%	28,207	29%	4,297	15%
Service %	83%		83%
License and royalty $	—	—%	184	—%	(184)	(100%)
License and royalty %	—%		100%

Total gross profit $	$78,844		$73,343		$5,501	8%

Total gross profit %	77%		75%		2%

Product. The 8%, or $1.5 million, decrease in cost of product revenue was primarily due to a decrease of approximately 23% in unit sales offset by an increase of approximately 5% in average cost per unit due to product mix. The product gross margin percentage increased by 2 points to 73% from 71% due to the mix of higher margin product sales in the year ended March 31, 2007. In fiscal year 2007 the product revenue mix began to shift more significantly to higher capacity probes and AFMons and away from lower capacity probes and flow collectors. These higher capacity probes and AFMons brought with them a higher standard gross margin which is reflected in the operating results.

Service. The 9%, or $550 thousand, increase in cost of service revenue was primarily due to a $345 thousand increase in personnel costs associated with our customer support group and a $33 thousand increase in share-based compensation due to the adoption of FAS 123R. The 15%, or $4.3 million, increase in service gross profit corresponds with the 14%, or $4.8 million, increase in service revenue offset by the 9%, or $550 thousand, increase in cost of service revenue.

Gross profit. Our gross profit in absolute dollars increased 8%, or $5.5 million. This increase was primarily due to the $4.8 million increase in service revenue and $1.5 million decrease in product costs, offset by the associated $550 thousand increase in service costs and the $67 thousand decrease in product revenue. Offsetting the increase in product and service gross profit was the $184 thousand decrease in royalty revenue.

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

The 1%, or $179 thousand, increase in research and development expenses was primarily due to a reduction in capitalized development costs in fiscal year 2007 of $284 thousand, $175 thousand in non-recurring engineering expense, and a $92 thousand increase in share-based compensation mainly due to the adoption of SFAS 123R, offset by a $101 thousand decrease in consulting costs, a $178 thousand decrease in personnel expenses due to reduced headcount and a decrease in allocated overhead charges due to reduced headcount. In fiscal year 2006, we capitalized development costs associated with our nGenius Analytics product, which was launched in the first quarter of fiscal year 2007, resulting in lower capitalized costs and higher net research and development expenses in fiscal year 2007. Average headcount in research and development was 106 and 109 for the fiscal years ended March 31, 2007 and 2006, respectively.

Sales and marketing. Sales and marketing expense consist primarily of personnel expenses, overhead and other expenses associated with marketing programs such as trade shows, seminars, advertising and new product launch activities.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Sales and marketing	$42,470	41%	$39,501	40%	$2,969	8%

The 8%, or $3.0 million, increase in total sales and marketing expenses was primarily due to a $1.6 million increase in employee related expenses primarily due to increased headcount and incentive compensation, a $857 thousand increase in sales travel due to increased headcount and increased international travel and a $380 thousand increase in share-based compensation due to the adoption of SFAS 123R. Average headcount in sales and marketing was 152 and 145 for the fiscal years ended March 31, 2007 and 2006, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
General and administrative	$10,531	10%	$8,873	9%	$1,658	19%

The 19%, or $1.7 million, increase in general and administrative expense was primarily due to a charge of $1.4 million related to the retirement of the Company’s co-founder and Chairman and, a $234 thousand increase in work performed by consultants and auditors mainly related to internal control reviews, and a $139 thousand increase in share-based compensation expense due to the adoption of FAS 123R. Average headcount in general and administrative was 53 and 56 for the fiscal years ended March 31, 2007 and 2006, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets relates to non-compete agreements related to the acquisition of substantially all of the assets of Quantiva in the first quarter of fiscal year 2006.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Amortization of acquired intangible assets	$155	—%	$149	—%	$6	4%

In-process research and development. In-process research and development represents the various projects and technologies acquired in the acquisition of substantially all of Quantiva’s business for which technological feasibility had not been established as of the acquisition date and that had no alternative future use.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
In-process research and development	$—	—%	$143	—%	$(143)	(100%)

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities and restricted investments, gain (loss) on disposal of equipment and interest expense.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$3,898	4%	$2,627	3%	$1,271	48%

The 48%, or $1.3 million, increase in interest and other income (expense), net was primarily due to an increase of $8.1 million in the average balance of cash, cash equivalents and marketable securities invested for fiscal year 2007 of $93.8 million up from $85.7 million in fiscal year 2006 combined with higher market interest rates in fiscal year 2007. During the second half of fiscal year 2007, we shifted our investment mix towards tax exempt securities which have a lower yield, however, the impact of this shift was offset by the increase in overall market yields during fiscal year 2007.

Income Tax Expense

The annual effective tax rate for fiscal year 2007 was 32.0%, compared to an annual effective tax rate of 36.7% for fiscal year 2006. Generally, the annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits. The reduction in our effective tax rate compared to the prior year was primarily the result of a change in investment mix towards tax exempt securities during fiscal year 2007, which resulted in a 3.3% decrease in our effective tax rate for the fiscal year ended March 31, 2007.

	Fiscal Year Ended March 31,				Change
	2007		2006
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,598	4%	$3,366	3%	$232	7%

Cumulative effect of accounting change, net of tax

Cumulative effect of accounting change, net of tax includes the effect of applying a forfeiture rate to share-based compensation awards upon the adoption of SFAS 123R during the first quarter of fiscal year 2007.

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

The $1.9 million, or 33%, increase in net income during the fiscal year ended March 31, 2007 was mainly attributable to the increases in product and service gross profit of $1.4 million and $4.4 million, respectively, and the $1.3 million increase in interest and other income, partially offset by the $4.7 million increase in operating costs.

Contractual Obligations

As of March 31, 2008, we had the following contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and long-term debt obligations(1)	$129,098	$13,741	$34,238	$81,119	$—
Unconditional purchase obligations	5,453	5,453	—	—	—
Operating lease obligations(2)	25,716	6,293	10,093	7,964	1,366
Retirement obligations	2,903	213	436	721	1,533

Total contractual obligations	$163,170	$25,700	$44,767	$89,804	$2,899

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of April 1, 2007. As of March 31, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $135 thousand. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

(1)	Includes interest at an interest rate of 7.50% for the term loan at March 31, 2008.

(2)	We lease facilities and certain equipment under operating lease agreements extending through September 2013 for a total of $25.7 million.

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

Guarantor’s Agreements

We warrant that our software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. Additionally, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout; customer’s failure to follow our installation, operation or maintenance instructions; and events outside of our reasonable control. We also warrant that all support services will be performed in a good and workmanlike manner. We believe that our product and support service warranties are consistent with commonly accepted industry standards. No warranty cost information is presented and no warranty costs are accrued since service revenue associated with warranty is deferred at the time of sale and recognized ratably over the warranty period.

Contracts that we enter into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, we may agree to defend third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or European Union, or EU, or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU, and/or other selected countries’ trademark or intellectual property rights. Moreover, this indemnity may require us to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for reasonable attorney’s fees incurred by them from the lawsuit.

On limited occasions, we may agree to provide other forms of indemnification to partners or direct customers, such as indemnification that would obligate us to defend and pay any damages awarded to a third party against a partner or direct customer based on a lawsuit alleging that such third party has suffered personal injury and/or tangible property damage legally determined to have been caused by negligently designed or manufactured products.

In connection with its formation, Network General agreed to indemnify certain stockholders against third-party claims arising out of the stock subscription agreement or services rendered to Network General by those stockholders. We have recorded no liability associated with these indemnifications as we are not aware of any pending or threatened actions or claims against the indemnified parties that are probable losses and consider the likelihood of any successful claims or actions to be remote.

We have agreed to indemnify our directors and officers and our subsidiaries’ directors and officers if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of NetScout) by any reason of the fact that the indemnified are an agent of NetScout or by reason of anything done or not done by them in any such capacity. This indemnity includes the directors and officers of Network General prior to its acquisition by NetScout on November 1, 2007. The indemnity is for any and all expenses and liabilities of any type (including but not limited to, judgments, fines and amounts paid in settlement) reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following:

	Year Ending March 31,
	2008	2007	2006
	(Dollars in thousands)
Cash and cash equivalents	$56,702	$18,925	$61,676
Short-term marketable securities	10,465	69,204	19,810
Long-term marketable securities	33,764	11,975	5,979

Cash, cash equivalents, and marketable securities	$100,931	$100,104	$87,465

At March 31, 2008, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts available under the line of credit are a function of amounts outstanding under the facility, bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of March 31, 2008, we were in compliance with all covenants. As of March 31, 2008, no amounts were outstanding under the revolving credit facility. Additionally, we funded $100 million of the purchase price of the acquisition of Network General through debt financing (see Note 9 to our consolidated financial statements).

Cash, cash equivalents, and marketable securities increased by $827 thousand from March 31, 2007 to March 31, 2008. While cash and cash equivalents increased by $37.8 million, short and long-term marketable securities decreased in total by $37.0 million.

Our long-term marketable securities include investments in auction rate securities valued at $33.8 million at March 31, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. Historically, this auction process has provided liquidity and has supported a short-term classification of these securities on the balance sheet. Beginning in February 2008 and continuing to June 2008, uncertainties in the credit markets resulted in failed auctions and a lack of short-term liquidity for these securities. All of our auction rate securities are AAA rated and collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event. At March 31, 2008, we valued these securities at their fair value based on discounted cash flows and classified these securities as long-term on our balance sheet with the temporary decline in value of $284 thousand recorded to Other Comprehensive Loss on the Balance Sheet. We continue to monitor and evaluate these securities as there is no assurance as to when liquidity will return to this investment class.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31,
	2008	2007	2006
	(Dollars in thousands)
Net cash provided by operating activities	$36,336	$14,419	$15,623
Net cash provided by (used in) investing activities	466	(58,997)	(13,339)
Net cash provided by financing activities	458	1,827	2,322

Net cash provided by operating activities.

Net cash provided by operating activities amounted to $36.3 million during the fiscal year ended March 31, 2008. The primary sources of operating cash flow in the fiscal year ended March 31, 2008 included a $34.5 million increase in deferred revenue including incremental maintenance contract renewals from Network General customers, a $7.2 million decrease in accounts receivables, net of the effects of the acquisition of the Network General business, as a result of additional sales and the timing of such sales within the fiscal year ended March 31, 2008, offset by a $3.1 million increase in inventory due to purchases to support anticipated order flow.

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

Net cash provided by operating activities amounted to $15.6 million during the fiscal year ended March 31, 2006. The primary sources of operating cash flow in the fiscal year ended March 31, 2006 included net income of $5.8 million, adjusted to exclude the effects of non-cash items such as depreciation and amortization, deferred income taxes and share-based compensation expense of $7.4 million, an increase of $2.8 million in accrued compensation and other expenses primarily as a result of incentive compensation and sales commissions, and an increase in deferred revenue of $4.0 million mainly due to an increase in the number of customer support agreements attributable to new product sales generated during fiscal year 2006 combined with continued renewals of customer support agreements from the expanding product installed base, offset by a $4.9 million increase in accounts receivables as a result of the timing of sales within the fiscal year ended March 31, 2006.

Net cash (used in) provided by investing activities.

For the fiscal years ended March 31, 2008, 2007 and 2006, cash (used in) provided by investing activities reflects the purchase of marketable securities of $32.5 million, $104.2 million and, $73.3 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $69.3 million, $48.9 million and $74.3 million, respectively. This includes the acquisition of Network General for $30.9 million, net of cash acquired in such transaction. Cash used in investing activities also includes capital expenditures. Capital expenditures for internal use software of $515 thousand, $1.5 million and $1.4 million, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, represent costs of procurement and development of a new ERP system that was implemented in August 2007. Capital expenditures for fixed assets of $4.9 million, $2.2 million and $3.2 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, represent an investment in our infrastructure as we prepare for future growth. We anticipate that our investment in our infrastructure will continue in future quarters. For the fiscal year ended March 31, 2006, net cash (used in) provided by investing activities also reflects the acquisition of substantially all of Quantiva’s business for $9.5 million in cash consideration.

Net cash provided by financing activities.

For the fiscal year ended March 31, 2008, cash provided by financing activities was mainly due to proceeds received from the issuance of long-term debt in connection with the re-financing of our senior secured floating rate notes, due in 2012, totaling $99.0 million net of deferred financing costs, offset by the repayments of long-term debt totaling $101.3 million which represents repayment of senior secured floating rate notes and the first principal payment on the Credit Facility. For the fiscal years ended March 31, 2008, 2007 and 2006, cash provided by financing activities was otherwise due to proceeds from the issuance of common stock in connection with the employee stock purchase plan and the exercise of stock options of $2.7 million, $3.9 million and $2.3 million, respectively. For the fiscal year ended March 31, 2007, cash provided by financing activities also reflected the purchase of treasury stock of $2.4 million, in connection with our open market stock repurchase program. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of its outstanding common stock, subject to market conditions and other factors. On July 26, 2006, the Company announced that it had expanded the existing open market repurchase program to enable the Company to purchase an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4 million shares. Through the fiscal year ended March 31, 2008, NetScout has repurchased 328,794 shares of its common stock into treasury stock through its open market stock repurchase program. Cash to be used under this program in the future is undeterminable at this point in time.

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

Recent Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. We do not currently have any derivative instruments or hedging activities.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with early adoption permitted. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal year beginning after November 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS 157, but do not expect that it will have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We have evaluated the potential impact of adoption of SFAS 159, and have determined that it will not have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date, requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled, requires the expensing of most transactions and restructuring costs, and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our financial position and results of operations. We do not currently have any minority interests.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities, which consist of auction rate securities, are stated at fair value based on discounted cash flow calculations. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, auction rate securities and municipal obligations.

NetScout’s primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. We are exposed to interest rate risk related to our term loan. As of March 31, 2008, we owed $98.8 million on this loan with a weighted average interest rate of 7.50%. Should the weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $730 thousand, respectively.

NetScout’s exposure to currency exchange rate fluctuations historically has been limited. Prior to the acquisition of Network General, all of our revenue transactions were extended in U.S. dollars. The majority of our revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as payroll, rent and office expense in the local currency, and, therefore, currency exchange rate fluctuations could have an adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2008.

In accordance with the SEC’s published guidance, NetScout’s management determined that it would exclude the operations of Network General (acquired on November 1, 2007) from the scope of its assessment of internal control over financial reporting as the period of time between completion of the acquisition and management’s evaluation was not sufficient to permit an assessment of Network General’s internal controls. As of March 31, 2008, NetScout’s total reported assets were $421 million, of which Network General’s assets accounted for approximately 17%. For the year ended March 31, 2008, NetScout’s total revenues were $169 million, of which Network General accounted for approximately 36%.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 10, 2008.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 10, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 10, 2008.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 10, 2008.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 10, 2008.

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

Date: June 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	June 16, 2008

/s/ DAVID P. SOMMERS David P. Sommers	Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)	June 16, 2008

/s/ JEFFREY R. WAKELY Jeffrey R. Wakely	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	June 16, 2008

/s/ VICTOR A. DEMARINES Victor A. DeMarines	Director	June 16, 2008

/s/ JOHN R. EGAN John R. Egan	Director	June 16, 2008

/s/ JOSEPH G. HADZIMA, JR. Joseph G. Hadzima, Jr.	Director	June 16, 2008

/s/ STUART MCGUIGAN Stuart McGuigan	Director	June 16, 2008

/s/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	June 16, 2008

/s/ STEPHEN PEARSE Stephen Pearse	Director	June 16, 2008

/s/ KEN HAO Ken Hao	Director	June 16, 2008

/s/ BRYAN TAYLOR Bryan Taylor	Director	June 16, 2008

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of NetScout Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2007, the Company changed the manner in which it accounts for share-based compensation.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Network General from its assessment of internal control over financial reporting as of March 31, 2008 because the period of time between completion of its acquisition and management’s evaluation was not sufficient to permit an assessment of Network General’s internal controls. We have also excluded Network General from our audit of internal control over financial reporting. Network General is a wholly-owned subsidiary whose total assets and total revenues represent 17% and 36%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2008.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

June 16, 2008

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2008	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$56,702	$18,925
Marketable securities	10,465	69,204
Accounts receivable, net of allowance for doubtful accounts of $86 and $9 at March 31, 2008 and 2007, respectively	32,048	18,317
Inventories	12,083	4,562
Refundable income taxes	5,036	657
Deferred income taxes	6,052	2,535
Prepaid expenses and other current assets	13,546	3,380

Total current assets	135,932	117,580
Fixed assets, net	16,729	8,262
Goodwill	131,802	36,561
Acquired intangible assets, net	65,569	442
Capitalized software development costs, net	7	170
Deferred financing costs	956	—
Deferred income taxes	34,891	5,382
Long-term marketable securities	33,764	11,975
Restricted cash	121	—
Other assets	1,166	47

Total assets	$420,937	$180,419

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,207	$3,023
Accrued compensation	23,594	8,271
Accrued other	8,563	2,609
Income taxes payable	1,065	192
Long-term debt, current portion	6,250	—
Deferred revenue	74,257	23,992

Total current liabilities	122,936	38,087

Other long-term liabilities	159	1,008
Accrued long-term retirement benefits	1,245	1,155
Long-term deferred revenue	6,764	1,762
Long-term debt, net of current portion	92,500	—

Total liabilities	223,604	42,012

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at March 31, 2008 and 2007	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 43,370,802 and 36,581,852 shares issued and 38,838,785 and 32,049,835 shares outstanding at March 31, 2008 and 2007, respectively	43	36
Additional paid-in capital	182,789	122,074
Accumulated other comprehensive income (loss)	246	(46)
Treasury stock at cost, 4,532,017 shares at March 31, 2008 and 2007	(28,939)	(28,939)
Retained earnings	43,194	45,282

Total stockholders’ equity	197,333	138,407

Total liabilities and stockholders’ equity	$420,937	$180,419

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended March 31,
	2008	2007	2006
Revenue:
Product	$106,182	$63,524	$63,591
Service	62,774	38,948	34,101
License and royalty	—	—	184

Total revenue	168,956	102,472	97,876

Cost of revenue:
Product(1)	33,965	17,184	18,639
Service(1)	13,721	6,444	5,894

Total cost of revenue	47,686	23,628	24,533

Gross profit	121,270	78,844	73,343

Operating expenses:
Research and development(1)	30,000	18,320	18,141
Sales and marketing(1)	69,652	42,470	39,501
General and administrative(1)	26,149	10,531	8,873
Amortization of acquired intangible assets	811	155	149
In-process research and development	—	—	143

Total operating expenses	126,612	71,476	66,807

Income (loss) from operations	(5,342)	7,368	6,536

Interest and other income (expense), net:
Interest income	3,813	3,992	2,646
Interest expense	(4,019)	(85)	(23)
Other income (expense)	(1,001)	(9)	4

Total interest and other income (expense), net	(1,207)	3,898	2,627

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	(6,549)	11,266	9,163
Income tax expense (benefit)	(4,461)	3,598	3,366

Income (loss) before cumulative effect of accounting change	(2,088)	7,668	5,797
Cumulative effect of accounting change, net of taxes of $42	—	69	—

Net income (loss)	$(2,088)	$7,737	$5,797

Basic net income (loss) per share	$(0.06)	$0.24	$0.19
Diluted net income (loss) per share	$(0.06)	$0.23	$0.18
Shares used in computing:
Basic net income (loss) per share	34,913	31,713	31,041
Diluted net income (loss) per share	34,913	33,050	31,885
(1) Share-based compensation expenses included in these amounts are as follows:
Cost of product revenue	$57	$41	$11
Cost of service revenue	78	51	14
Research and development	502	503	411
Sales and marketing	997	608	228
General and administrative	435	270	131

Total share-based compensation expense, before income tax effect	$2,069	$1,473	$795

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance, March 31, 2005	34,892,273	$35	$112,286	$(130)	$—	$(26,490)	$31,748	$117,449
Net Income							5,797	5,797	$5,797
Net unrealized investment gains (losses)				8				8	8

Comprehensive income									$5,805

Issuance of common stock pursuant to exercise of options	399,564	—	1,695					1,695
Issuance of common stock pursuant to employee stock purchase plan	196,182	—	627					627
Grant of restricted stock units			5,045		(5,045)			—
Stock-based compensation expense for awards granted to employees					611			611
Stock-based compensation expense for awards granted to non-employees			170					170
Acceleration of vesting period of stock options granted prior to December 31, 2004			14		(14)			—
Stock-based compensation expense for acceleration of options					14			14
Tax benefits of disqualifying disposititions of incentive stock options			220					220

Balance, March 31, 2006	35,488,019	35	120,057	(122)	(4,434)	(26,490)	37,545	126,591
Net Income							7,737	7,737	$7,737
Net unrealized investment gains (losses)				76				76	76

Comprehensive income									$7,813

Effect of adoption of SFAS 123(r)			(4,545)		4,434			(111)
Issuance of common stock pursuant to exercise of options	833,069	1	3,871					3,872
Issuance of common stock pursuant to vesting of restricted stock options	260,764	—	—					—
Stock-based compensation expense for awards granted to employees			1,403					1,403
Stock-based compensation expense for awards granted to non-employees			70					70
Repurchase of treasury stock						(2,449)		(2,449)
Tax benefits of disqualifying disposititions of incentive stock options			1,218					1,218

Balance, March 31, 2007	36,581,852	36	122,074	(46)	—	(28,939)	45,282	138,407
Net Loss							(2,088)	(2,088)	$(2,088)
Net unrealized investment gains (losses)				(145)				(145)	(145)
Current translation adjustment				437				437	437

Comprehensive loss									$(1,796)

Issuance of common stock pursuant to exercise of options	532,211	1	2,735					2,736
Issuance of common stock pursuant to vesting of restricted stock options	256,739	—	—					—
Issuance of common stock pursuant to acquisition of Network General	6,000,000	6	55,911					55,917
Stock-based compensation expense for awards granted to employees			175					175
Stock-based compensation expense for restricted stock units granted to employees			1,868					1,868
Stock-based compensation expense for awards granted to non-employees			26					26

Balance, March 31, 2008	43,370,802	$43	$182,789	$246	$—	$(28,939)	$43,194	$197,333

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,088)	$7,737	$5,797
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change	—	(111)	—
Depreciation and amortization	8,726	3,696	3,640
In-process research and development.	—	—	143
Amortization of deferred financing costs	397	—	—
Loss on disposal of fixed assets	13	7	173
Inventory write-down	316	183	259
Share-based compensation expense associated with equity awards	2,069	1,473	795
Tax benefit from stock options exercised	—	813	—
Deferred income taxes	(1,812)	(132)	2,377
Changes in assets and liabilities, net of the effects of acquisitions
Accounts receivable	7,161	(1,552)	(4,879)
Inventories	(3,079)	(1,929)	39
Refundable income taxes	(4,379)	328	414
Prepaid expenses and other current assets	(2,494)	(250)	(115)
Other assets	717	(31)	(7)
Accounts payable	(2,040)	296	207
Accrued compensation and other expenses	(2,545)	926	2,756
Income taxes payable	873	192	—
Deferred revenue	34,501	2,773	4,024

Net cash provided by operating activities	36,336	14,419	15,623

Cash flows from investing activities:
Purchase of marketable securities	(32,495)	(104,183)	(73,301)
Proceeds from maturity of marketable securities	69,277	48,859	74,319
Purchase of fixed assets	(4,858)	(2,183)	(3,179)
Acquisition of Network General, net of cash acquired	(30,943)	—	—
Acquisition of Quantiva’s business	—	—	(9,463)
Capitalized expenditures for internal use software	(515)	(1,475)	(1,403)
Capitalized software development costs	—	(15)	(312)

Net cash provided by (used in) investing activities	466	(58,997)	(13,339)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,736	3,871	2,322
Proceeds from issuance of long-term debt, net of issuance costs	98,972	—	—
Repayment of long-term debt	(101,250)	—	—
Purchase of treasury shares	—	(2,449)	—
Excess tax benefit from stock options exercised	—	405	—

Net cash provided by financing activities	458	1,827	2,322

Effect of exchange rate changes on cash and cash equivalents	517	—	—

Net increase (decrease) in cash and cash equivalents	37,777	(42,751)	4,606
Cash and cash equivalents, beginning of year	18,925	61,676	57,070

Cash and cash equivalents, end of year	$56,702	$18,925	$61,676

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,503	$1	$19
Cash paid for income taxes	$2,652	$3,314	$665

Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the acquisition of Network General	$56,100	$—	$—
Issuance of debt in connection with the acquisition of Network General	$100,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. This reclassification had no effect on previously reported net income. NetScout reclassified $1.0 million and $966 thousand of direct costs related to training activities from sales and marketing expenses to cost of revenue in the consolidated statement of operations as previously reported on our Annual Reports on Form 10-K for the fiscal years ended March 31, 2008 and 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, valuation of inventories, valuation of goodwill and acquired intangible assets, valuation of acquired deferred revenue, capitalization of software development costs, and income taxes. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Cash and Cash Equivalents and Marketable Securities

NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115. Under the provisions of SFAS 115, NetScout has classified its investments as “available-for-sale” which are carried at fair value based on quoted market prices and associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, auction rate securities, and municipal bonds. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities, which consist of auction rate securities, typically were stated at par value prior to February 2008 due to the frequent resets through the auction process. While NetScout continues to earn interest on auction rate securities at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. A discounted cash flow model was used to determine the estimated fair value of our investment in auction rate securities as of March 31, 2008. The

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the investments. Based on this assessment of fair value, as of March 31, 2008 NetScout recorded a decline in the fair value of auction rate securities of $284 thousand, which was deemed temporary.

Refer to Note 3 for further information regarding auction rate securities held by NetScout at March 31, 2008.

At March 31, 2008 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

Restricted Cash

NetScout has a cash balance of $121 thousand at March 31, 2008, in the form of a deposit in a money market fund that was restricted from withdrawal. The deposit serves as collateral for a letter of credit relating to a leasehold improvement on one of its facilities and is included under Restricted cash in their consolidated balance sheet.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.2 million, which is included in prepaid and other current assets. At March 31, 2008, there were unrealized gains of $9 thousand recorded as accumulated other comprehensive income (loss). At March 31, 2007, there were unrealized losses of $13 thousand, recorded as accumulated other comprehensive income (loss).

Revenue Recognition

Product revenue consists of sales of NetScout’s hardware products together with and licensing of its software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because NetScout has determined that the software components of its products are essential to the functionality and value of these products, the Company recognizes revenue in accordance with AICPA Statement of Position 97-2 “Software Revenue Recognition”.

Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides software support and hardware support as part of product sales in the form of a 3-month warranty for software and a 12-month warranty for hardware. Revenue related to the initial bundled software and hardware support is recognized ratably over support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration, typically for 12-month periods. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

For multi-element arrangements, each element of the arrangement is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element and the remaining portion of the total fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price customers pay when the element is sold separately. The separate sales of the undelivered elements is reviewed on a semi-annual basis and when appropriate, vendor-specific objective evidence of fair value for such elements is updated to ensure that it reflects recent pricing experience.

Uncollected Deferred Revenue

Because of NetScout’s recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes NetScout has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $3.3 million and $22 thousand at March 31, 2008 and 2007, respectively.

Concentration of Credit Risk and Significant Customers

The carrying value of NetScout’s financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable are carried at their approximate fair values due to their short-term maturities. Long-term marketable securities, which consist of auction rate securities, are stated at fair value based on discounted cash flow calculations. At March 31, 2008, no one customer or channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2007, one customer accounted for approximately 23% of the accounts receivable balance. No one customer or channel partner accounted for more than 10% of NetScout’s total revenue during the fiscal years ended March 31, 2008, 2007 and 2006. Historically, NetScout has not experienced any significant non-performance by their customers nor does the Company anticipate non-performance by their customers in the future, and, accordingly, the Company does not require collateral from their customers.

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

Assumptions Related to Purchase Accounting and the Valuation of Goodwill and Acquired Intangible Assets

NetScout accounts for acquisitions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations”, or SFAS 141. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer relationships and developed product technology, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for planned integration liabilities as well as litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Independent appraisals

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, research and development, sales and executive management. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

In November 2007, NetScout recorded goodwill and acquired intangible assets using the purchase method in connection with the acquisition of Network General Central Corporation, or Network General (see Note 6). Acquired intangible assets from Network General mainly consist of customer relationships, developed product technology, and an indefinite lived tradename. NetScout amortizes acquired intangible assets over their estimated useful lives on a straight-line basis. NetScout considered the economic consumption method for amortizing acquired intangible assets and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of cash flows related to the acquired intangibles.

In April 2005, NetScout recorded goodwill and acquired intangible assets using the purchase method in connection with the acquisition of substantially all of the assets of Quantiva, Inc., or Quantiva. Acquired intangible assets from Quantiva consist of software, in-process research and development, or IPR&D, and non-compete agreements. NetScout amortizes acquired intangible assets over their estimated useful lives on a straight-line basis. The acquired IPR&D projects and technologies had no alternative future use and had not reached technological feasibility at the date of acquisition and consequently, were expensed in the same period the assets were acquired.

NetScout assesses goodwill for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess. At March 31, 2008, NetScout determined that there had been no impairment of goodwill.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. At March 31, 2008, NetScout determined that there had been no impairment of acquired intangible assets.

Capitalized Software Development Costs

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

Share-based Compensation (Including Change in Accounting Principle)

Effective April 1, 2006, NetScout adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”, or SFAS 123R, using the modified prospective application transition method and, therefore, has not restated prior periods’ results. Under this method compensation expense is recognized for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, share-based compensation is calculated net of an estimated forfeiture rate and compensation cost is only recognized for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123R, share-based compensation was accounted for under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and accordingly, compensation expense was recognized only when we granted options with a discounted exercise price, granted restricted stock units or granted options to non-employees. Had compensation cost for the Company’s option plans been determined based on fair value at the grant dates, as prescribed in SFAS 123R, the Company’s net income and basic and diluted net income per share on a pro forma basis would have been as follows:

Year Ended March 31, 2006
Net income as reported	$5,797
Add: stock–based compensation under APB 25, net of tax	390
Deduct: share-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,717)

Pro forma net income	$1,470

Basic net income per share:
As reported	$0.19
Pro forma	$0.05
Diluted net income per share:
As reported	$0.18
Pro forma	$0.05

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Option Plans	Year Ended March 31, 2006
Expected option term	5 years
Weighted average risk-free interest rate	4.0%
Expected stock price volatility	95%
Dividend yield	—
Weighted average fair value per share	$3.32

Stock Purchase Plan	Year Ended March 31, 2006
Expected option term	0.5 years
Weighted average risk-free interest rate	3.2%
Expected stock price volatility	59%
Dividend yield	—
Weighted average fair value per share	$1.23

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

The fair value per share of restricted stock units is equal to the quoted market price of the Company’s common stock on the date of grant.

Foreign Currency

Historically, assets and liabilities of subsidiaries outside the U.S. were translated into U.S. dollars using exchange rates that are historical or in effect as of the balance sheet date in accordance with SFAS No. 52, “Foreign Currency Translation.” The effects of these foreign currency translation adjustments were included in the consolidated statements of operations since foreign operations were an extension of the domestic operations. Revenue attributable to foreign locations is contracted primarily in U.S. dollars. Foreign subsidiary expense accounts are translated at the foreign exchange rate in effect at the time the transaction was recorded. As a result of the acquisition of Network General, NetScout acquired operations based outside the United States that generated revenues and incurred operating expenses in local currencies. NetScout will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. A weakening of the dollar against the foreign currencies could positively affect future revenues and negatively affect future gross margins and operating margins, while strengthening of the dollar against foreign currencies could negatively affect future revenues and positively affect future gross margins and operating margins.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was $267 thousand, $86 thousand and $120 thousand for the years ended March 31, 2008, 2007 and 2006, respectively.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities, and restricted investments and foreign currency translation adjustments.

Income Taxes (Including Change in Accounting Principle)

NetScout accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the effect of any net operating loss and tax credit carryforwards. Income tax expense (benefit) is comprised of the current tax liability or benefit and the change in deferred tax assets and liabilities. A valuation allowance is established to the extent that it is more likely than not that the deferred tax assets will not be realized.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. The Company adopted FIN 48 as of April 1, 2007 as required; the impact of adopting FIN 48 was not material to the consolidated financial statements.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options, shares of common stock subject to repurchase and restricted stock units using the “treasury stock” method, assuming such potential shares are not antidilutive.

Recent Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company does not currently have any derivative instruments or hedging activities.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with early adoption permitted. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal year beginning after November 15, 2008, and interim periods within those fiscal years (fiscal year 2009 for the Company). The Company has assessed the impact of adopting SFAS 157 and has determined that it will not have a material effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007 (fiscal year 2009 for the Company). The Company has evaluated the impact of adopting SFAS 159, and has determined that it will not have a material effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial position and results of operations. The Company does not currently have any minority interests.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Marketable Securities

The following is a summary of marketable securities held by NetScout at March 31, 2008, with maturity dates of April 2008 through December 2008:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$45,296	$92	$45,388
Less: restricted investment	1,150	9	1,159

Marketable securities	$44,146	$83	$44,229

Short-term marketable securities			$10,465

Long-term marketable securities			$33,764

The following is a summary of marketable securities held by NetScout at March 31, 2007, with maturity dates of April 2007 through December 2039:

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
U.S. government and municipal obligations	$82,336	$(46)	$82,290
Less: restricted investment	1,124	(13)	1,111

Marketable securities	$81,212	$(33)	$81,179

Short-term marketable securities			$69,204

Long-term marketable securities			$11,975

NetScout’s long-term marketable securities include investments in auction rate securities valued at $33.8 million at March 31, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. Historically, this auction process has provided liquidity and has supported a short-term classification of these securities on the balance sheet. Beginning in February 2008, uncertainties in the credit markets have resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long term marketable securities on the balance sheet. All of NetScout’s auction rate securities are AAA rated and collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. NetScout has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. At March 31, 2008, NetScout valued these securities at their fair value based on discounted cash flows with a temporary decline in value of $284 thousand recorded within accumulated other comprehensive income (loss) on the balance sheet. NetScout continues to monitor and evaluate these securities as there is no assurance as to when liquidity will return to this investment class.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO, method. Inventories consist of the following:

	March 31,
	2008	2007
Raw materials	$4,068	$3,270
Work in process	216	143
Finished goods	7,799	1,149

	$12,083	$4,562

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life in Years	March 31,
		2008	2007
Furniture and fixtures	3-7	$2,559	$2,102
Computer equipment and purchased software	3	35,592	23,938
Demonstration and spare part units	2	3,692	2,759
Leasehold improvements	4-12	4,057	3,280

		45,900	32,079
Less – accumulated depreciation		(29,171)	(23,817)

		$16,729	$8,262

Depreciation expense on fixed assets for the years ended March 31, 2008, 2007 and 2006 was $5.7 million, $3.0 million, and $2.9 million, respectively.

Certain costs incurred in the procurement and development of a new Enterprise Resource Planning, or ERP, system were capitalized in accordance with Statement of Position, or SOP, No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, or SOP 98-1. Preliminary project planning costs associated with the project were expensed as incurred, while software license, integration, testing and other direct costs associated with the application development phase were capitalized. As of March 31, 2008 and 2007, capitalized software costs for the ERP system totaling $3.8 million and $3.3 million, respectively, is included on the balance sheet within fixed assets. Amortization of internal use software began on August 1, 2007 and is being recorded on a straight-line basis over five years. Amortization of internal use software was $512 for the year ended March 31, 2008.

6. Acquisition

On November 1, 2007, the Company acquired Network General. The results of Network General’s operations have been included in the consolidated financial statements since that date. Network General is a longtime leader in packet-level network analysis and data mining. The acquisition enables NetScout to offer customers best-of-breed early-warning capability, real-time and historical application flow analysis, and deep packet forensics. As a result, the combined company will possess the scale, technology, and mind share required

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Acquisition (Continued)

to address and meet the substantial operational challenges posed by virtualization, convergence, service-oriented architectures, and highly distributed network-centric operations. It also expects to reduce costs through reduced headcount, marketing program synergies and facilities reductions.

The aggregate purchase price was $212 million, including $53 million of cash, $100 million of NetScout’s senior secured floating rate notes (see Note 9), six million shares of common stock valued at $56 million and $3 million of capitalized acquisition costs. The value of the common shares was determined for purchase accounting purposes based on the average market price of NetScout’s common shares over the period commencing 2 days before and ending 2 days after the date the terms of the acquisition were agreed to and publicly announced. Capitalized acquisition costs consist of fees for legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, or SFAS 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The purchase price allocation includes a liability of $4.6 million associated with work force reductions in the acquired business. This liability includes severance and benefits for 47 employees, of which $3.4 million was paid through March 31, 2008. The following table summarizes the allocation of the purchase price (in thousands):

Total Consideration:
Value of common stock issued	$56,100
Cash paid	52,631
Senior notes issued	100,000
Transaction costs	3,357

Total purchase consideration	$212,088

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $25,554	$58,933
Fixed assets	8,760
Deferred tax assets	31,214
Identifiable intangible assets	68,036
Other assets	1,957
Goodwill	95,241

Total assets acquired	264,141
Deferred revenue	(20,766)
Fair value of other liabilities assumed	(31,287)

Net assets acquired	$212,088

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from newer product lines, the elimination of a significant competitor and synergies related to the integration of Network General with the Company’s nGenius Performance Management System. Goodwill from the Network General acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Network General is not deductible for tax purposes.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Acquisition (Continued)

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Developed product technology	$19,900	5
Customer relationships	29,200	15.5
Tradename	18,600	Indefinite
Net beneficial leases	336	4.2

Total	$68,036

The following unaudited pro forma information presents a summary of the historical combined statements of operations of the Company and Network General for the years ended March 31, 2008 and 2007, giving effect to the acquisition as if it occurred on April 1, 2007 and 2006, respectively (in thousands, except per share data):

	Year Ended March 31,
	2008	2007
	(Unaudited)
Pro forma revenue	$251,879	$242,418
Pro forma net loss before cumulative effect of accounting change	(9,962)	(14,166)
Pro forma net loss	(9,962)	(14,096)
Pro forma net loss per share:
Basic	$(0.13)	$(0.48)
Diluted	$(0.13)	$(0.48)
Pro forma shares outstanding:
Basic	38,421	37,713
Diluted	38,421	37,713

The pro forma net loss and net loss per share for each period presented primarily includes adjustments for amortization of intangibles, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

7. Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $131.8 million as of March 31, 2008 and $36.6 million as of March 31, 2007. The Company’s goodwill resulted from the acquisition of Network General in November 2007 (see Note 6), the acquisition of substantially all of the assets of Quantiva in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Goodwill & Acquired Intangible Assets (Continued)

The change in the carrying amount of goodwill for the fiscal years ended March 31, 2008 and 2006 is as follows:

Balance as of March 31, 2005	$28,839
Goodwill related to the acquisition of Quantiva	7,722

Balance as of March 31, 2006	$36,561

Balance as of March 31, 2007	$36,561
Goodwill related to the acquisition of Network General	95,241

Balance as of March 31, 2008	$131,802

There was no change in the carrying amount of goodwill for the fiscal year ended March 31, 2007.

Acquired intangible assets

The net carrying amounts of acquired intangible assets were $65.6 million and $442 thousand as of March 31, 2008 and 2007, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename will be evaluated for potential impairment annually.

Acquired intangible assets consist of the following as of March 31, 2008:

	Cost	March 31, 2008 Accumulated Amortization	Net

Developed product technology	$19,900	$1,658	$18,242
Customer relationships	29,200	785	28,415
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	41	295
Software	1,255	1,238	17
Non-compete agreements	310	310	—

	$69,601	$4,032	$65,569

Acquired intangible assets consist of the following as of March 31, 2007:

	Cost	March 31, 2007 Accumulated Amortization	Net
Software	$1,255	$819	$436
Non-compete agreements	310	304	6

	$1,565	$1,123	$442

Amortization of developed product technology and acquired software included as cost of product revenue was $2.1 million, $418 thousand and $401 thousand for the fiscal years ended March 31, 2008, 2007 and 2006. Amortization of other acquired intangible assets included as operating expense was $832 thousand, $155 thousand and $149 thousand for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Goodwill & Acquired Intangible Assets (Continued)

The following is the expected future amortization expense for the years ended March 31:

2009	$5,959
2010	$5,941
2011	$5,941
2012	$5,926
2013	$4,206
Thereafter	18,996

Total	$46,969

The weighted average useful life of acquired intangible assets is 11 years.

8. Capitalized Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS 86) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of March 31, 2008 and 2007, respectively, capitalized software development costs for the nGenius Analytics product totaled $327 thousand. Beginning in April 2006, the nGenius Analytics product was available for sale and the Company commenced amortization on a straight-line basis over a two-year period. Amortization of capitalized software development costs for the Company’s nGenius Analytics product totaled $164 thousand and $157 thousand for the fiscal years ended March 31, 2008 and 2007, respectively. Amortization of capitalized software development costs for previously capitalized software products, which became fully amortized during fiscal year 2006, was $221 thousand for the fiscal year ended March 31, 2006.

9. Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General (see Note 6). The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts are outstanding under the revolving credit facility as of March 31, 2008.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. From December 21, 2007 until February 29, 2008, the applicable margin for Alternative Base Rate loans was 175 basis points and 300 basis points for Eurodollar Rate loans. For the period December 21, 2008 through February 29, 2008, the term loan incurred interest at 7.75%. Commencing with the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Long-term Debt (Continued)

delivery of the Company’s financial statements for the quarter ended December 31, 2007, the applicable margin will vary depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted EBITDA. At March 31, 2008, the term loan incurred interest at 7.50%. While outstanding, the Company’s senior secured floating rate notes incurred interest at 9.91%.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of March 31, 2008, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2009	$6,250
2010	10,000
2011	11,250
2012	15,000
2013	56,250

Total	$98,750

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00, and a minimum fixed-charge coverage ratio of 1.25 to 1.00. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of net proceeds from asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) subject to the Company’s leverage ratio, either 25% or 50% of annual excess cash flow of the Company and its subsidiaries, (d) 50% of net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. For the year ended March 31, 2008, there were no required payments relating to the annual excess cash flows of the Company. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company capitalized $1.0 million of debt issuance costs associated with the origination of the Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $956 thousand as of March 31, 2008 is included as deferred financing costs in the Company’s consolidated balance sheet. In connection with its debt refinancing during the third quarter of 2008, the Company recognized $300 thousand of interest expense to write off the debt issuance costs associated with the senior secured floating rate notes.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Net Income (Loss) Per Share

Calculations of the basic and diluted net income (loss) per common share and potential common shares are as follows:

	Year ended March 31,
	2008	2007	2006
Basic:
Net income (loss)	$(2,088)	$7,737	$5,797

Weighted average common shares outstanding	34,912,980	31,713,004	31,040,871

Basic net income (loss) per share	$(0.06)	$0.24	$0.19

Diluted:
Net income (loss)	$(2,088)	$7,737	$5,797

Weighted average common shares outstanding	34,912,980	31,713,004	31,040,871
Weighted average stock options	—	1,115,543	747,792
Weighted average restricted stock units	—	220,970	95,927

Diluted weighted average shares	34,912,980	33,049,517	31,884,590

Diluted net income (loss) per share	$(0.06)	$0.23	$0.18

The following table sets forth potential common stock excluded from the calculation of diluted net income (loss) per share, since the inclusion would be antidilutive in fiscal year 2008 due to losses incurred and in fiscal years 2007 and 2006 due to exercise prices being in excess of the average market prices of the common stock.

	Year ended March 31,
	2008	2007	2006
Stock options	1,456,476	560,813	1,414,802
Restricted stock units	199,747	1,887	—

11. Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. Through June 30, 2006, the Company had repurchased 158,000 shares of common stock under this original program. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4 million shares. During the year ended March 31, 2007, the Company repurchased 328,794 additional shares of common stock. During the year ended March 31, 2008, the Company did not repurchase any shares of our outstanding common stock pursuant to the open market stock repurchase program. At March 31, 2008, 3,513,206 shares were available for repurchase under the open market stock repurchase program.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Stock Plans

1990 Stock Option Plan

In October 1990, NetScout adopted the 1990 Stock Option Plan. The 1990 Stock Option Plan provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of NetScout. The 1990 Stock Option Plan, as amended, allowed for the issuance of options to purchase up to 4,514,666 shares of non-voting common stock. The Board of Directors determined the term of each option, option price, and number of shares for which each option is granted and the rate at which each option is exercisable, generally over four years. The exercise price of incentive stock options is not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of options granted could not exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). As of March 31, 2008, options to purchase an aggregate of 58,000 shares of common stock at a weighted average exercise price of $5.45 per share were outstanding under the 1990 Stock Option Plan. No additional option grants will be made under the 1990 Stock Option Plan.

1999 Stock Option and Incentive Plan

In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (the “1999 Stock Option Plan”). The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. The 1999 Stock Option Plan was administered by the Compensation Committee and the Equity Compensation Committee which the Board of Directors established for administrative convenience further described below. The 1999 Stock Option Plan permits the granting of restricted stock and restricted stock units, collectively referred to as “equity-based awards.” Equity-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. A total of 9,500,000 shares of common stock were reserved for issuance under the 1999 Stock Option Plan. As of March 31, 2008, options to purchase an aggregate of 2,627,612 shares of common stock at a weighted average exercise price of $6.55 per share were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.

1997 and 2000 Incentive Plans

In July 2000, NetScout assumed NextPoint’s 1997 Stock Incentive Plan and 2000 Stock Incentive Plan and all outstanding options which had been issued pursuant to each plan as part of the acquisition of NextPoint. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that (i) only 50% of such option holder’s options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four-year period. As of March 31, 2008, options to purchase an aggregate of 25,791 shares of common stock at a weighted average exercise price of $3.27 per share were outstanding under the 1997 Stock Incentive Plan. As of March 31, 2008, options to purchase an aggregate of 4,558 shares of common stock at a weighted average exercise price of $8.83 per share were outstanding under the 2000 Stock Incentive Plan. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Stock Plans (Continued)

2007 Equity Incentive Plan

In September 2007, the 2007 Equity Incentive Plan replaced the 1999 Stock Option Plan. The 2007 Equity Incentive Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, or SFAS 123R, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. A total of 5,000,000 equity awards are reserved for issuance under the 2007 Equity Incentive Plan. As of March 31, 2008, an aggregate of 1,895,796 equity awards were outstanding under the 2007 Equity Incentive Plan.

The 2007 Plan is administered by the Compensation Committee. For administrative convenience, the Board of Directors has also established the Equity Compensation Committee, which is responsible for granting share-based awards to employees and consultants of the Company who are not directors or executive officers of the Company. The Equity Compensation Committee operates under guidelines established by the Board of Directors. The Equity Compensation Committee has the authority to select the employees and consultants to whom awards are granted (except for directors and executive officers) and determine the terms of each award, including the number of shares of common stock subject to the award.

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

Transactions under the 1990 and 1999 Stock Option Plans, the 1997 and 2000 Stock Incentive Plans and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2006, 2007 and 2008 are summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding-March 31, 2005	4,700,743	$6.01	—	$—
Granted	168,950	4.49	848,496	6.06
Exercised (Options)/Issued (RSU’s)	(399,564)	4.24	—	—
Canceled	(280,285)	6.51	(5,968)	6.50

Outstanding-March 31, 2006	4,189,844	6.08	842,528	6.05
Granted	—	—	98,106	7.76
Exercised (Options)/Issued (RSU’s)	(833,069)	4.65	(260,764)	8.34
Canceled	(82,486)	12.55	(62,246)	6.64

Outstanding-March 31, 2007	3,274,289	6.28	617,624	5.30
Granted	—	—	1,981,647	9.51
Exercised (Options)/Issued (RSU’s)	(532,211)	5.14	(256,739)	9.71
Canceled	(26,117)	7.70	(54,116)	7.92

Outstanding-March 31, 2008	2,715,961	$6.49	2,288,416	$8.39

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Stock Plans (Continued)

The following table summarizes information about options outstanding and exercisable at March 31, 2008:

		Outstanding		Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life in Years	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$2.28 to 4.20	4.2	109,197	$3.83	82,276	$3.75
$4.22 to 6.25	3	1,659,803	$4.57	1,651,696	$4.57
$6.29 to 7.80	5	164,118	$6.89	153,462	$6.92
$7.85 to 11.25	4.9	562,124	$8.28	562,124	$8.28
$13.44 to 15.13	2.4	152,531	$14.27	152,531	$14.27
$17.00 to 28.94	2.2	68,188	$24.53	68,188	$24.53

	3.5	2,715,961	$6.49	2,670,277	$6.52

As of March 31, 2008, there were 3,104,204 shares of common stock available for grant under the NetScout 2007 Stock Option Plan. As of March 31, 2007, options to purchase 3,163,525 shares of common stock, with a weighted average exercise price of $6.34 were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans. As of March 31, 2006, options to purchase 3,987,586 shares of common stock, with a weighted average exercise price of $6.15 were exercisable under the NetScout 1990 and 1999 Stock Option Plans and the 1997 and 2000 Stock Incentive Plans.

The aggregate intrinsic values of stock options and restricted stock units as of March 31, 2008 and 2007 were as follows (in thousands):

	March 31,
	2008	2007
Options:
Outstanding(1)	$9,450	$10,999
Exercisable(1)	$9,242	$10,527
Restricted Stock Units(2)	$21,282	$5,589

(1)	The aggregate intrinsic values in this table were calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2008 ($9.30) and 2007 ($9.05) and the exercise price of the underlying options.
(2)	The aggregate intrinsic values in this table were calculated based on the closing market value of the Company’s common stock on March 31, 2008 ($9.30) and 2007 ($9.05) for the underlying restricted stock units.

As of March 31, 2008, the total unrecognized compensation cost related to stock options was $108 thousand, which is expected to be recognized over a weighted-average period of 1.0 year.

As of March 31, 2008, the total unrecognized compensation cost related to restricted stock unit awards was $15.3 million, which is expected to be amortized over a weighted-average period of 3.2 years.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Retirement Plan

In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which NetScout matches 25% of the employee’s contribution up to 6% of the employee’s salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. In November 2007, NetScout assumed Network General’s 401(k) plan, to which the Company matches 100% of the employee’s contribution up to 4% of the employee’s salary. Matching contributions vest over a three year period. NetScout made matching contributions of $1.4 million, $956 thousand and $826 thousand to the plans for the years ended March 31, 2008, 2007 and 2006, respectively.

14. Income Taxes

Income (loss) before income tax expense (benefit) consisted of the following:

	Year ended March 31,
	2008	2007	2006
Domestic	$(9,345)	$10,639	$8,453
Foreign	2,796	738	710

	$(6,549)	$11,377	$9,163

The components of the income tax expense (benefit) are as follows:

	Year ended March 31,
	2008	2007	2006
Current income tax expense (benefit):
Federal	$(3,695)	$3,609	$1,157
State	72	344	403
Foreign	561	168	176

	(3,062)	4,121	1,736

Deferred income tax expense (benefit):
Federal	(765)	(363)	1,765
State	(634)	(118)	(135)

	(1,399)	(481)	1,630

	$(4,461)	$3,640	$3,366

The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year ended March 31,
	2008	2007	2006
Statutory U.S. federal tax rate	(35.0)%	35.0%	35.0%
State taxes, net of federal tax effect	(5.1)	1.4	2.3
Share-based compensation expense	0.8	0.4	—
Tax-exempt interest	(14.2)	(3.3)	—
Research and development tax credits	(10.0)	(0.3)	(1.1)
Tax rate differential of foreign operations	(6.4)	(0.8)	(0.8)
Meals and entertainment	3.0	1.0	1.1
Other	(1.2)	(1.4)	0.2

	(68.1)%	32.0%	36.7%

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Income Taxes (Continued)

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. A valuation allowance has been established for certain state net operating loss carryforwards, federal foreign tax credits and state research and development tax credits related to the Network General Corporation acquisition, which the Company believes do not meet the “more likely than not” criteria established under SFAS 109, “Accounting for Income Taxes”. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance. This would result in a reduction to goodwill. Deferred income taxes were not provided on approximately $5.8 million of undistributed earnings of certain foreign subsidiaries as of March 31, 2008 because such undistributed foreign earnings are to be indefinitely reinvested outside of the United States. At this time, the Company has deemed it to be impracticable to determine the amount of any taxes payable if these amounts were to be repatriated to the United States.

At March 31, 2008, the Company had United States federal net operating loss carryforwards of $83.2 million, of which $3.4 million relates to tax deductions from share-based payments and is tracked separately and not included in the Company’s deferred tax asset in accordance with SFAS 123R. The tax benefit associated with the share-based payments will be credited to equity if realized. At March 31, 2008, the Company had state net operating loss carryforwards of $107.2 million. At March 31, 2008 and 2007, the Company had federal and state research and development tax carryforwards of $1.8 million and $500 thousand, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2016 and extending through 2028, if not utilized. Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.

The components of net deferred tax assets are as follows:

	Year ended March 31,
	2008	2007
Assets:
Accrued expenses	$7,135	$2,789
Depreciation	432	1,163
Deferred revenue	—	2,841
Reserves	1,234	300
Intangible assets	2,533	(88)
Net operating loss carryforwards	31,471	—
Research and development tax credit carryforwards	2,004	637
Share-based compensation	258	232
Other	200	43

	45,267	7,917
Liabilities:
Deferred revenue	(819)	—

Less: Valuation allowance	(3,505)	—

Net deferred taxes	$40,943	$7,917

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Income Taxes (Continued)

The Company files U.S. federal tax returns and files returns in various states, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, some of those inquiries include an audit of the tax return previously filed. The Internal Revenue Service is currently conducting an audit of our consolidated federal income tax return for the 2005 tax year.

Effective April 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”. The implementation of FIN 48 did not have a material impact on our consolidated financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at April 1, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	135
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2008	$135

All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a decrease to the goodwill related to the Network General acquisition.

The Company’s policy to include interest and penalties, related to unrecognized tax benefits, as a component of interest expense on the condensed consolidated statements of operations did not change as a result of implementing FIN 48. There was no accrued interest or penalties as of March 31, 2008.

Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will be realized and, accordingly, do not require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If the Company determines that it will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Commitments and Contingencies

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $5.2 million, $3.8 million and $4.0 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

As of March 31, 2008, future non-cancelable minimum lease commitments (including copiers and automobiles) are as follows:

Year ending March 31,
2009	$6,293
2010	5,171
2011	4,922
2012	4,641
2013	3,323
Remaining years	1,366

Total minimum lease payments	$25,716

Contingencies

On December 14, 2006, the Company was sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requests preliminary and permanent injunctive relief, unspecified damages, and costs, expenses, and reasonable attorneys’ fees. Specifically, DSC alleges that the Company is infringing United States Letters Patent Nos. 5,701,400, and 5,537,590. On February 23, 2007, the Company filed an Answer to DSC’s Complaint, denying the allegations of patent infringement and asserting counterclaims seeking a declaratory judgment that it has not infringed the two patents-in-suit and that the patents-in-suit are invalid. On March 12, 2007, DSC filed its Reply to the Counterclaims and denied that the patents-in-suit are invalid and not infringed by the Company. DSC has added additional co-defendants over the course of the proceedings. The Company and DSC are engaged in discovery. We believe the plaintiff’s claims have no merit and will defend the lawsuit vigorously.

On or about October 30, 2007, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one-count complaint for fraud in the Superior Court of New Jersey against certain of the executives, officers, and members of the board of directors of Network General Corporation relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As disclosed in Note 6, the Company acquired Network General in November 2007. The complaint alleged, among other things, that the defendants made material misrepresentations to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the completion of the Fidelia acquisition. The plaintiffs were seeking damages, alleged to be in the range of $6.2 million to $9.2 million. On February 19, 2008, NetScout filed a motion to dismiss the plaintiffs’ complaint in its entirety, on procedural and substantive grounds. On March 27, 2008, the Fidelia plaintiffs opposed the motion to dismiss and brought a cross-motion seeking leave to amend its complaint to add another individual defendant, the former president of Network General, as a party to the litigation but did not oppose the dismissal of the other currently named individual defendants. At the May 30, 2008 hearing, the court dismissed the case.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Commitments and Contingencies (Continued)

Employment Agreements

In January 2007 the Company announced the retirement of Narendra Popat, co-founder and outgoing Chairman of the Board of Directors effective January 19, 2007. The Company and Mr. Popat entered into a separation agreement effective January 19, 2007, whereupon Mr. Popat became an advisor, through January 2010, to the Company’s Chief Executive Officer. The separation agreement provides for the payment of severance of $16 thousand per month, along with continued health and dental benefits, until Mr. Popat, age 57 as of the date of the agreement, reaches the age of 65. Should Mr. Popat die before the age of 65, the balance of any such severance payments due Mr. Popat would be paid to his estate in one lump sum payment equal to the net present value of such remaining monthly payments. During the fourth quarter of fiscal year 2007, the Company recorded a pre-tax charge of $1.4 million under general and administrative expenses in its consolidated statement of operations, representing the net present value of expected future severance and benefit payments for this fully vested obligation. The Company’s accrued cost for this unfunded retirement obligation was $1.1 million as of March 31, 2008, of which $209 thousand is included under accrued compensation and $891 thousand is included under accrued long-term retirement benefits in the Company’s consolidated balance sheet. Benefit payments commenced during the second quarter of fiscal year 2008. The Company has projected its future payments for this unfunded obligation at $1.3 million.

In January 2007, the Company announced that Anil Singhal, co-founder and President and Chief Executive Officer, would also assume the role of Chairman of the Board of Directors, effective January 19, 2007. In conjunction with his additional responsibilities the Company entered into a new employment agreement with Mr. Singhal, which provides that he will receive a base salary of at least $300 thousand. The employment agreement provides for a three-year term commencing January 19, 2007 with automatic one-year renewals. During the term of this agreement, Mr. Singhal will also be eligible to receive an annual bonus based on company performance and individual objectives. The employment agreement is terminable at will by either party, and provides that if the Company elects not to renew the agreement for any reason, or if Mr. Singhal’s employment is terminated by NetScout without cause, by Mr. Singhal at any time following the consummation of a sale of the Company, or upon the death or disability of Mr. Singhal, Mr. Singhal, or his estate, is entitled to receive in a lump sum, a payment equal to the net present value of $16 thousand per month for a period of 7 years. If Mr. Singhal terminates his employment with the Company for any reason prior to the consummation of a sale of the Company, he is entitled to such lump sum payment for the period for which his severance benefits have vested (not to exceed 7 years). Mr. Singhal shall also receive continued health and dental benefits during such period. Mr. Singhal’s severance benefits will vest at a rate of 1.5 years for every year of future service, prorated for any partial year. The Company has projected its future payments for this unfunded obligation at approximately $1.4 million, with benefit payments estimated to commence in fiscal year 2012. Estimated pre-tax expense of approximately $1.3 million, representing the present value of this future obligation, will be recognized ratably over the vesting period of approximately 4 years and 8 months which began in the fourth quarter of fiscal year 2007. The Company’s accrued cost for this unfunded retirement obligation was $354 thousand as of March 31, 2008, which is included under accrued long-term retirement benefits in the Company’s consolidated balance sheet.

Guarantor’s Agreements

The Company warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. Additionally, this

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Commitments and Contingencies (Continued)

warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than the Company; customer’s failure to follow Company’s installation, operation or maintenance instructions; and events outside of Company’s reasonable control. The Company also warrants that all support services will be performed in a good and workmanlike manner. The Company believes that its product and support service warranties are consistent with commonly accepted industry standards. No warranty cost information is presented and no warranty costs are accrued since service revenue associated with warranty is deferred at the time of sale and recognized ratably over the warranty period.

Contracts that the Company enters into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, the Company may agree to defend third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or European Union, or EU, or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU, and/or other selected countries’ trademark or intellectual property rights. Moreover, this indemnity may require the Company to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for reasonable attorney’s fees incurred by them from the lawsuit.

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

In connection with its formation, Network General agreed to indemnify certain stockholders against third-party claims arising out of the stock subscription agreement or services rendered to Network General by those stockholders. The Company has recorded no liability associated with these indemnifications as there are no known pending or threatened actions or claims against the indemnified parties that are probable losses and considers the likelihood of any successful claims or actions to be remote.

The Company has agreed to indemnify its and its subsidiaries’ directors and officers if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by any reason of the fact that the indemnified are an agent of the Company or by reason of anything done or not done by them in any such capacity. This indemnity includes the directors and officers of Network General prior to its acquisition by the Company on November 1, 2007. The indemnity is for any and all expenses and liabilities of any type (including but not limited to, judgments, fines and amounts paid in settlement) reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith.

16. Segment and Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Other Americas (including Canada, Mexico and Latin America), EMEA (including Europe, the Middle East, and Africa) and Asia Pacific (including Australia, China, Hong Kong, Japan, Korea, Malaysia, Philippines, Singapore and Taiwan).

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

16. Segment and Geographic Information (Continued)

Total revenue was distributed geographically as follows:

	Year ended March 31,
	2008	2007	2006
United States	$123,321	$78,076	$72,630
Other Americas	7,354	5,595	5,222
EMEA	27,188	11,689	14,790
Asia Pacific	11,093	7,112	5,234

	$168,956	$102,472	$97,876

The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders based upon joint selling efforts in conjunction with the Company’s direct sales force and may subsequently ship the products to international locations. The Company reports these shipments as Untied States revenue since the Company ships the products to a United States location. Revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.

17. Quarterly Results of Operations – Unaudited

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2008 and 2007. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2008(1)	2007(1)	2007	2007	2007	2006	2006	2006
Revenue	$57,691	$53,741	$29,612	$27,912	$27,318	$26,499	$25,080	$23,575
Gross profit	$39,152	$38,058	$22,909	$21,773	$21,474	$20,555	$19,383	$18,452
Net income (loss)	($4,913)	($3,106)	$3,251	$2,680	$2,078	$1,983	$2,302	$1,374
Diluted net income (loss) per share	($0.13)	($0.09)	$0.10	$0.08	$0.06	$0.06	$0.07	$0.04

(1)	On November 1, 2007, NetScout completed its acquisition of Network General, whereby NetScout acquired Network General for aggregate consideration of approximately $212 million.

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Deductions) Resulting in Charges (Benefits) to Operations	Additons Resulting in Charges to Other Accounts		Deductions due to Write-Offs	Balance at End of Year
	(in thousands)
Year ended March 31, 2006
Allowance for doubtful accounts	$34	$21	$—		$(11)	$44
Year ended March 31, 2007
Allowance for doubtful accounts	$44	$(16)	$—		$(19)	$9
Year ended March 31, 2008
Allowance for doubtful accounts	$9	$77	$—		$—	$86
Deferred tax asset valuation allowance	$—	$—	$3,505	(1)	$—	$3,505

(1)	Recorded in connection with the acquisition of Network General.

S-1

NetScout Systems, Inc

Index to Exhibits

2.1	Agreement and Plan of Merger dated September 19, 2007 by and among NetScout, Bradley Merger Sub, LLC, Network General Central Corporation, Network General Corporation, and Silver Lake Partners, L.P. and TPG Starburst IV, LLC, solely in their capacities as representatives of Network General Central Corporation’s stockholders (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference).

2.2	Amendment No. 1, dated as of October 1, 2007, to the Agreement and Plan of Merger, dated September 19, 2007, by and among NetScout, Bradley Merger Sub, LLC, Network General Central Corporation, Network General Corporation, and Silver Lake Partners, L.P. and TPG Starburst IV, LLC, solely in their capacities as representatives of Network General Central Corporation’s stockholders (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on October 5, 2007 and incorporated herein by reference).

2.3	Amendment No. 2, dated as of October 11, 2007, to the Agreement and Plan of Merger, dated September 19, 2007, as amended on October 1, 2007, by and among NetScout, Bradley Merger Sub, LLC, Network General Central Corporation, Network General Corporation, and Silver Lake Partners, L.P. and TPG Starburst IV, LLC, in each case solely in its capacity as a representative of Network General Central Corporation’s stockholders (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on October 17, 2007 and incorporated herein by reference).

3.1,4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2,4.2	Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K filed on May 8, 2007 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

4.4	Stockholders Agreement, dated September 19, 2007, by and among NetScout and certain stockholders of Network General Central Corporation (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference).

4.5	Indenture, dated November 1, 2007, by and among NetScout, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to NetScout’s Current Report on Form 8-K filed on November 7, 2007 and incorporated herein by reference).

4.6	Specimen of Floating Rate Note due 2012 (filed as Exhibit 4.3 to NetScout’s Current Report on Form 8-K filed on November 7, 2007 and incorporated herein by reference).

10.1	1990 Stock Option Plan, as amended (filed as Exhibit 10.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).*

10.2	1997 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.3 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.3

1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*

10.4

Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).*

10.5

Form of Restricted Stock Unit Agreement with respect to the NetScout 1999 Stock Option and Incentive Plan (filed as Exhibit 10.2 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).*

10.6

1999 Employee Stock Purchase Plan, as amended (included as Annex A to NetScout’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference).*

10.7

Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.8

2000 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.4 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.9	Form of Indemnification Agreement (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on September 19, 2006 and incorporated herein by reference).*

10.10

Summary of Non-Employee Director Compensation (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).*

10.11

Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference).*

10.12

Amendment No. 1 to Agreement Relating to Employment, dated February 2, 2007, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 and incorporated herein by reference).*

10.13

Separation Agreement, dated January 3, 2007, by and between NetScout and Narendra V. Popat (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference).*

10.14	Severance arrangement with David Sommers (filed as Exhibit 10.25 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference).*

10.15	NetScout 2007 Equity Incentive Plan. (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.16	NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8 (No. 333-148364) and incorporated herein by reference).*

10.17	Purchase Agreement, dated November 1, 2007, by and among NetScout and the initial purchasers of the Floating Rate Notes due 2012 (filed as Exhibit 4.2 to NetScout’s Current Report on Form 8-K filed on November 7, 2007 and incorporated herein by reference).

10.18	Security Agreement, dated November 1, 2007, made by NetScout and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 4.4 to NetScout’s Current Report on Form 8-K filed on November 7, 2007 and incorporated herein by reference).

10.19	Registration Rights Agreement, dated November 1, 2007, among NetScout, certain subsidiaries of NetScout and the initial holders of the Floating Rate Notes due 2012 (filed as Exhibit 4.5 to NetScout’s Current Report on Form 8-K filed on November 7, 2007 and incorporated herein by reference).

10.20	Loan Modification Agreement entered into November 1, 2007, but effective as of June 6, 2004, between NetScout and Silicon Valley Bank (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on November 7, 2007 and incorporated herein by reference).

10.21	Credit and Security Agreement, dated as of December 21, 2007, by and among, NetScout, KeyBank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on December 31, 2007 and incorporated herein by reference).

21	Subsidiaries of NetScout.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.