Form 10-Q
period 2008-06-30
NETSCOUT SYSTEMS INC
filed 2008-08-07
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 6, 2008 was 39,187,798.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$68,708	$56,702
Marketable securities	8,556	10,465
Accounts receivable, net of allowance for doubtful accounts of $227 and $86 at June 30, 2008 and March 31, 2008, respectively	26,433	32,048
Inventories	12,590	12,083
Refundable income taxes	5,629	5,036
Deferred income taxes	5,985	6,052
Prepaid expenses and other current assets	6,804	13,546

Total current assets	134,705	135,932
Fixed assets, net	15,747	16,729
Goodwill	131,802	131,802
Acquired intangible assets, net	64,066	65,569
Deferred financing costs	892	956
Deferred income taxes	34,891	34,891
Long-term marketable securities	32,522	33,764
Restricted cash	121	121
Other assets	787	1,173

Total assets	$415,533	$420,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,319	$9,207
Accrued compensation	20,397	23,594
Accrued other	5,842	7,805
Income taxes payable	1,290	1,065
Long-term debt, current portion	7,500	6,250
Deferred revenue	73,651	74,257

Total current liabilities	115,999	122,178
Other long-term liabilities	853	917
Accrued long-term retirement benefits	1,277	1,245
Long-term deferred revenue	7,008	6,764
Long-term debt, net of current portion	90,000	92,500

Total liabilities	215,137	223,604

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2008 and March 31, 2008	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 43,618,763 and 43,370,802 shares issued and 39,086,746 and 38,838,785 shares outstanding at June 30, 2008 and March 31, 2008, respectively	44	43
Additional paid-in capital	185,496	182,789
Accumulated other comprehensive gain (loss)	(896)	246
Treasury stock at cost, 4,532,017 shares at June 30, 2008 and March 31, 2008	(28,939)	(28,939)
Retained earnings	44,691	43,194

Total stockholders’ equity	200,396	197,333

Total liabilities and stockholders’ equity	$415,533	$420,937

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue:
Product	$34,917	$17,512
Service	25,690	10,400

Total revenue	60,607	27,912

Cost of revenue:
Product (1)	10,346	4,652
Service (1)	4,992	1,800

Total cost of revenue	15,338	6,452

Gross profit	45,269	21,460

Operating expenses:
Research and development (1)	10,173	4,534
Sales and marketing (1)	24,059	11,228
General and administrative (1)	6,532	2,833
Amortization of acquired intangible assets	490	6

Total operating expenses	41,254	18,601

Income from operations	4,015	2,859
Interest and other income (expense), net:
Interest income	662	1,018
Interest expense	(2,001)	(9)
Other income (expense), net	(413)	—

Total interest and other income (expense), net	(1,752)	1,009

Income before income tax expense	2,263	3,868
Income tax expense	766	1,188

Net income	$1,497	$2,680

Basic net income per share	$0.04	$0.08
Diluted net income per share	$0.04	$0.08
Weighted average common shares outstanding used in computing:
Weighted average common shares outstanding—basic	38,954	32,140
Weighted average common shares outstanding—diluted	40,504	33,253
(1) Share-based compensation expenses included in these amounts are as follows:

Cost of product revenue	$26	$11
Cost of service revenue	40	12
Research and development	311	114
Sales and marketing	530	171
General and administrative	284	77

Total share-based compensation expense, before income tax effect	$1,191	$385

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,497	$2,680
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,456	884
Amortization of deferred financing costs	64	—
Loss on disposal of fixed assets	333	8
Share-based compensation expense associated with equity awards	1,191	385
Deferred income taxes	67	(153)
Changes in assets and liabilities, net of the effects of acquisitions
Accounts receivable	5,615	2,423
Inventories	(507)	(370)
Refundable income taxes	(593)	373
Prepaid expenses and other current assets	6,727	(28)
Other assets	379	(53)
Accounts payable	(1,888)	(50)
Accrued compensation and other expenses	(5,192)	(323)
Income taxes payable	225	617
Deferred revenue	(362)	(188)

Net cash provided by operating activities	11,012	6,205

Cash flows from investing activities:
Purchase of marketable securities	(1,327)	(13,011)
Proceeds from maturity of marketable securities	3,062	1,615
Purchase of fixed assets	(1,297)	(981)
Capitalized expenditures for internal use software	—	(365)

Net cash used in investing activities	438	(12,742)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	231
Proceeds from the exercise of stock options	1,220	—
Repayment of long-term debt	(1,250)	—
Excess tax benefit from stock options exercised	297	31

Net cash provided by financing activities	267	262

Effect of exchange rate changes on cash and cash equivalents	289	—

Net decrease in cash and cash equivalents	12,006	(6,275)
Cash and cash equivalents, beginning of period	56,702	18,925

Cash and cash equivalents, end of period	$68,708	$12,650

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007, respectively, have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results of operations for the year ending March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period presentation. This reclassification had no effect on previously reported net income. NetScout reclassified $313 thousand of direct costs related to training activities from operating expenses to cost of revenue in the statement of operations as previously reported on Form 10-Q for the three months ended June 30, 2007, as filed with the Securities and Exchange Commission on August 7, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission, or the SEC, on June 16, 2008.

2.	Share-Based Compensation

The 1999 Stock Option Plan and the 2007 Equity Incentive Plan, which replaced the 1999 Stock Option Plan effective as of September 12, 2007, permit the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees, officers and directors of the Company. The Company accounts for these share-based awards in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, or SFAS 123R, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted, the quoted price of the Company’s common stock and certain assumptions used in the valuation model. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. During the three months ended June 30, 2008 and 2007, share-based compensation expense was $1.2 million and $385 thousand, respectively.

3.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents and short-term marketable securities are stated at fair value. Long-term marketable securities are stated at fair value based on discounted cash flows for U.S government and municipal obligations and on quoted market prices for commercial paper. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills and municipal obligations.

Marketable Securities

The following is a summary of marketable securities held by NetScout at June 30, 2008 classified as short-term and long-term (in thousands):

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 4):
U.S. government and municipal obligations	$9,043	$28	$9,071
Commercial paper	636	1	637
Less: restricted investment	1,157	(5)	1,152

Total short-term investments	8,522	34	8,556

U.S. government and municipal obligations	33,484	(1,653)	31,831
Commercial paper	692	(1)	691

Total long-term investments	34,176	(1,654)	32,522

	$42,698	$(1,620)	$41,078

Maturity dates for short-term marketable securities held at June 30, 2008 range from July 2008 to February 2009. Maturity dates for long-term marketable securities held at June 30, 2008, including auction rate securities and commercial paper, range from August 2009 to December 2039.

The following is a summary of marketable securities held by NetScout at March 31, 2008, classified as short-term and long-term (in thousands):

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 4):
U.S. government and municipal obligations	$11,532	$92	$11,624
Less: restricted investment	1,150	9	1,159

Total short-term investments	10,382	83	10,465

U.S. government and municipal obligations	34,048	(284)	33,764

Total long-term investments	34,048	(284)	33,764

	$44,430	$(201)	$44,229

Maturity dates for short-term marketable securities held at March 31, 2008 range from June 2008 to December 2008. Maturity dates for long-term marketable securities held at March 31, 2008, including auction rate securities, range from December 2032 to December 2039.

NetScout’s long-term marketable securities include investments in auction rate securities valued at $31.8 million at June 30, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. Historically, this auction process has provided liquidity and has supported a short-term classification of these securities on the balance sheet. Beginning in February 2008, uncertainties in the credit markets have resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long term marketable securities on the balance sheet. The auction rate securities held by NetScout at June 30, 2008 have maturity dates ranging from December 2032 through December 2039. Typically all of NetScout’s auction rate securities are AAA rated and collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. NetScout has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. At June 30, 2008, NetScout valued these securities at their fair value based on discounted cash flows with a cumulative temporary decline in value of $1.7 million recorded within accumulated other comprehensive income (loss) on the balance sheet. NetScout continues to monitor and evaluate these securities as there is no assurance as to when liquidity will return to this investment class.

Restricted Cash

NetScout has a cash balance of $121 thousand at June 30, 2008 in the form of a deposit in a money market fund that was restricted from withdrawal. The deposit serves as collateral for a letter of credit relating to a leasehold improvement on one of its facilities and is included under restricted cash in its consolidated balance sheet. The restriction on the money market fund has no impact on the fair value as the restriction would not pass to another party in the event of the transfer of the cash.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.2 million, which is included in prepaid and other current assets. As of June 30, 2008 there were unrealized losses of $5 thousand recorded as accumulated other comprehensive income (loss). At March 31, 2008 there were unrealized gains of $9 thousand recorded as accumulated other comprehensive income (loss). The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

4.	Fair Value Measurements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company adopted SFAS 157 as of April 1, 2008.

SFAS 157 clarifies the definition of fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

Level I	—	Observable inputs such as quoted prices in active markets

Level II	—	Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level III	—	Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities. The Company’s investment instruments, except for auction rate securities, listed below are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s auction rate securities are classified as Level 3 of the fair value hierarchy due to the limited market data for pricing these securities.

The following table summarizes the valuation of the Company’s marketable securities by the above SFAS No. 157 categories as of June 30, 2008:

	Total Fair value	Level I	Level II	Level III
Commercial paper	$1,328	$1,328	$—	$—
Auction rate securities	31,831	—	—	31,831
U.S. government and municipal obligations	9,071	9,071	—	—
Less: restricted investment	(1,152)	(1,152)	—	—

	$41,078	$9,247	$—	$31,831

As of June 30, 2008, the Company’s investments included $31.8 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 35 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program.

As of June 30, 2008, the Company’s auction rate securities consisted of six positions issued by municipal agencies with a total par value of $33.5 million and a current estimated market value totaling $31.8 million. These investments have high credit quality ratings (typically AAA) and are collateralized by student loans with underlying support by the federal government through FFELP and by monoline insurance companies. Beginning in February 2008, uncertainties in the credit markets have resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long term marketable securities on the balance sheet. NetScout has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. At June 30, 2008, NetScout valued these securities at their fair value based on discounted cash flows with a temporary decline in value of $1.7 million recorded within accumulated other comprehensive income (loss) on the balance sheet. There is no assurance as to when liquidity will return to this investment class, and therefore, NetScout continues to monitor and evaluate these securities. Based on the Company’s expected operating cash flows, and the Company’s other sources of cash, the Company does not expect the lack of liquidity in these investments to affect its ability to execute its current business plan.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level III
(in thousands)
Balance at April 1, 2008	$33,764
Total gains or losses (realized or unrealized)
Change in accrued interest receivable	(564)
Included in comprehensive income	(1,369)

Balance at June 30, 2008	$31,831

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted FSP No. 157 beginning April 1, 2008 and deferred the application of SFAS No. 157 to goodwill and intangibles, net until April 1, 2009.

5.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	June 30, 2008	March 31, 2008
Raw materials	$5,446	$4,068
Work in process	468	216
Finished goods	6,676	7,799

	$12,590	$12,083

6.	Acquisition

On November 1, 2007, the Company acquired Network General Central Corporation, or Network General. The results of Network General’s operations have been included in the consolidated financial statements since that date. The acquisition enables NetScout to offer customers best-of-breed early-warning capability, real-time and historical application flow analysis, and deep packet forensics. As a result, the combined company will possess the scale, technology, and mind share required to address and meet the substantial operational challenges posed by virtualization, convergence, service-oriented architectures, and highly distributed network-centric operations.

The aggregate purchase price was $212 million, including $53 million of cash, $100 million of NetScout’s senior secured floating rate notes (see Note 8), six million shares of common stock valued at $56 million and $3 million of capitalized acquisition costs. The value of the common shares was determined for purchase accounting purposes based on the average market price of NetScout’s common shares over the period commencing 2 days before and ending 2 days after the date the terms of the acquisition were publicly announced. Capitalized acquisition costs consist of fees for legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, or SFAS 141, and SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The purchase price allocation includes a liability of $4.6 million associated with work force reductions in the acquired business. This liability includes severance and benefits for 47 employees, of which $3.6 million was paid through June 30, 2008. The following table summarizes the allocation of the purchase price (in thousands):

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

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from newer product lines, increased market share and synergies related to the integration of Network General with the Company’s nGenius Performance Management System. Goodwill from the Network General acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Network General is not deductible for tax purposes.

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

	$68,036

The following unaudited pro forma information presents a summary of the historical combined statements of operations of the Company and Network General for the years ended March 31, 2008 and 2007, giving effect to the acquisition as if it occurred on April 1, 2007 and 2006, respectively (in thousands, except per share data):

	(Unaudited) Three Months Ended June 30,
	2008	2007
Pro forma revenue	$60,607	$59,006
Pro forma net income (loss)	1,497	(3,229)
Pro forma net income (loss) per share:
Basic	$0.04	$(0.08)
Diluted	$0.04	$(0.08)
Pro forma shares outstanding:
Basic	38,954	38,140
Diluted	40,504	38,140

The pro forma net income (loss) and net income (loss) per share for each period presented primarily includes adjustments for amortization of intangibles, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

7.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $132 million as of June 30, 2008 and March 31, 2008. The Company’s goodwill resulted from the acquisition of Network General in November 2007 (see Note 6), the acquisition of substantially all of the assets of Quantiva, Inc., or Quantiva, in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

Acquired Intangible Assets

The carrying amounts of acquired intangible assets were $64.1 million and $65.6 million as of June 30, 2008 and March 31, 2008, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename will be evaluated for potential impairment annually.

Acquired intangible assets consist of the following as of June 30, 2008 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$2,653	$17,247
Customer relationships	29,200	1,256	27,944
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	61	275
Software	1,255	1,255	—
Non-compete agreements	310	310	—

	$69,601	$5,535	$64,066

Amortization of developed product technology and acquired software included as cost of product revenue was $1.0 million for the three months ended June 30, 2008. Amortization of other acquired intangible assets included as operating expense was $490 thousand for the three months ended June 30, 2008.

Acquired intangible assets consist of the following as of March 31, 2008 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$1,658	$18,242
Customer relationships	29,200	785	28,415
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	41	295
Software	1,255	1,238	17
Non-compete agreements	310	310	—

	$69,601	$4,032	$65,569

Amortization of acquired software included as cost of product revenue was $105 thousand for the three months ended June 30, 2007. Amortization of other acquired intangible assets included as operating expense was $6 thousand for the three months ended June 30, 2007.

The following is the expected future amortization expense as of June 30, 2008 for the years ended March 31 (in thousands):

2009 (remaining nine months)	$4,456
2010	5,941
2011	5,941
2012	5,926
2013	4,206
Thereafter	18,996

$45,466

The weighted average useful life of acquired intangible assets is 11 years.

8.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General (see Note 6). The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts are outstanding under the revolving credit facility as of June 30, 2008.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. From December 21, 2007 until February 29, 2008, the applicable margin for Alternative Base Rate loans was 175 basis points and 300 basis points for Eurodollar Rate loans. For the period December 21, 2007 through February 29, 2008, the term loan incurred interest at 7.75%. Commencing with the delivery of the Company’s financial statements for the quarter ended December 31, 2007, the applicable margin began to vary depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted EBITDA. At June 30, 2008, the term loan incurred interest at 7.50%. As of the date of this report, the applicable interest rate on the term loan is 5.9375%, and the Company expects this to be the rate in effect until December 30, 2008. While outstanding, the Company’s senior secured floating rate notes incurred interest at 9.91%.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of June 30, 2008, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2009 (remaining nine months)	$5,000
2010	10,000
2011	11,250
2012	15,000
2013	56,250

$97,500

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00, and a minimum fixed-charge coverage ratio of 1.25 to 1.00. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of net proceeds from asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) subject to the Company’s leverage ratio, either 25% or 50% of annual excess cash flow of the Company and its subsidiaries commencing as of March 31, 2009, (d) 50% of net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. For the three months ended June 30, 2008, there were no required payments relating to the annual excess cash flows of the Company. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company capitalized $1.0 million of debt issuance costs associated with the origination of the Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $892 thousand as of June 30, 2008 is included as deferred financing costs in the Company’s consolidated balance sheet.

9.	Commitments and Contingencies

Contingencies

On December 14, 2006, the Company was sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requests preliminary and permanent injunctive relief, unspecified damages, expenses, and reasonable attorneys’ fees. Specifically, DSC alleges that the Company is infringing United States Letters Patent Nos. 5,701,400, and 5,537,590. On February 23, 2007, the Company filed an Answer to DSC’s Complaint, denying the allegations of patent infringement and asserting counterclaims seeking a declaratory judgment that it has not infringed the two patents-in-suit and that the patents-in-suit are invalid. On March 12, 2007, DSC filed its Reply to the Counterclaims and denied that the patents-in-suit are invalid and not infringed by the Company. On June 17, 2008, the court granted the Company’s request to amend its defenses and counterclaims to allege that the patents-in-suit are also unenforceable due to inequitable conduct. DSC has added additional co-defendants over the course of the proceedings. The Company and DSC are engaged in discovery. The Company believes the plaintiff’s claims have no merit and will defend the lawsuit vigorously.

On or about August 1, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As discussed in Note 6, the Company acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed a substantially similar complaint in the Superior Court of New Jersey that was dismissed on May 30, 2008. The Company believes the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

Guarantor’s Agreements

The Company warrants that its software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. Additionally, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than the Company; customers’ failure to follow the Company’s installation, operation or maintenance instructions; and events outside of the Company’s reasonable control. The Company also warrants that all support services will be performed in a good and workmanlike manner. The Company believes that its product and support service warranties are consistent with commonly accepted industry standards. No warranty cost information is presented and no warranty costs are accrued since service revenue associated with warranty is deferred at the time of sale and recognized ratably over the warranty period.

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

In connection with its formation, Network General agreed to indemnify certain stockholders against third-party claims arising out of the stock subscription agreement or services rendered to Network General by those stockholders. The Company has recorded no liability associated with these indemnifications as there are no known pending or threatened actions or claims against the indemnified parties that are probable losses and the Company considers the likelihood of any successful claims or actions to be remote.

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

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. Through June 30, 2006, the Company had repurchased 158,000 shares of common stock under this original program. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4 million shares. During the year ended March 31, 2007, the Company repurchased 328,794 additional shares of common stock. During the year ended March 31, 2008, the Company did not repurchase any shares of our outstanding common stock pursuant to the open market stock repurchase program. The Company did not repurchase any shares during the three months ended June 30, 2008 or 2007.

11.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2008	2007
Basic:
Net income	$1,497	$2,680

Weighted average common shares outstanding	38,954,305	32,139,801

Basic net income per share	$0.04	$0.08

Diluted:
Net income	$1,497	$2,680

Weighted average common shares outstanding	38,954,305	32,139,801
Weighted average stock options	1,148,252	984,588
Weighted average restricted stock units	401,678	128,490

Diluted weighted average shares	40,504,235	33,252,879

Diluted net income per share	$0.04	$0.08

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended June 30,
	2008	2007
Stock options	223,719	490,654
Restricted stock units	14,188	14,397

	237,907	505,051

12.	Comprehensive Income (Loss)

Comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities, restricted investments and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Net income	$1,497	$2,680
Unrealized (loss) on cash equivalents, marketable securities and restricted investment, net of $0 tax	(1,430)	(17)
Foreign currency translation	288	—

Comprehensive income (loss)	$355	$2,663

13.	Income Taxes

In June 2006, the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. The Company adopted FIN 48 as of April 1, 2007 as required. There was no cumulative adjustment to beginning retained earnings related to the implementation of FIN 48.

All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a decrease to the goodwill related to the Network General acquisition.

The Company’s policy to include interest and penalties, related to unrecognized tax benefits, as a component of interest expense on the condensed consolidated statements of operations did not change as a result of implementing FIN 48. There was no accrued interest or penalties as of June 30, 2008.

Significant accounting judgments and estimates are made when determining whether it is more likely than not that the Company’s deferred income tax assets will be realized and, accordingly, do not require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and the Company’s financial results could be materially and adversely impacted in the future. If the Company determines that it will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

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

Total revenue was distributed geographically as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
United States	$46,349	$22,811
Other Americas	3,509	943
EMEA	6,466	2,631
Asia Pacific	4,283	1,527

	$60,607	$27,912

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

15.	Recently Issued Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted FSP No. 157 beginning April 1, 2008 and deferred the application of SFAS No. 157 to goodwill and intangibles, net until April 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2010 for the Company), with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial position and results of operations. The Company does not currently have any derivative instruments or hedging activities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently evaluating the impact, if any of the adoption of SFAS 141R on its financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 (fiscal year 2010 for the Company). Early adoption is prohibited. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

NetScout designs, develops, manufactures, markets, sells and supports a family of integrated products that enable performance management and optimization of complex, high-speed networks, enabling delivery of critical business applications, services, and content efficiently to customers and end-users. We manufacture and market these products in integrated hardware and software solutions that have been used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations and through the sale of NetScout securities in conjunction with our initial public offering in August 1999.

On November 1, 2007, we completed the acquisition of Network General and embarked upon an aggressive integration program designed to merge our highly complementary products and technologies. The transaction was valued at approximately $212 million for purchase accounting purposes. The acquisition was financed with a combination of 6 million shares of our common stock, $100 million of senior secured floating rate notes, and approximately $53 million in cash. Included in the $212 million is $3 million in transaction costs. The integration of our back office systems were completed at April 1, 2008. The integration of the sales forces took place in the fiscal first quarter of 2009.

Our operating results are influenced by a number of factors, including, but not limited to, the mix of products and services sold, pricing, costs of materials used in our products and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful integration efforts and current economic conditions.

For the three months ended June 30, 2008, our total revenue increased $32.7 million, or 117%, to $60.6 million compared to $27.9 million for the three months ended June 30, 2007. This increase is primarily attributable to the acquisition of Network General on November 1, 2007, as well as organic growth from the historical NetScout business. Our cost of revenue increased by $8.9 million, or 138%, to $15.3 million for the three months ended June 30, 2008 compared to $6.5 million for the three months ended June 30, 2007. This increase is due to the acquisition of Network General as well as increased sales for NetScout’s historical business. Gross profit of $45.3 million, or 75% of revenue, for the three months ended June 30, 2008 increased from $21.5 million, or 77.0% of revenue, for the three months ended June 30, 2007. This decline in gross margin percentage is attributable to $1.0 million in amortization of capitalized software and acquired intangibles. Our gross margin is primarily impacted by the mix and volume of our product and service revenue. Product revenue for the three months ended June 30, 2008 increased $17.4 million, or 99%, to $34.9 million from $17.5 million for the three months ended June 30, 2007. We realize significantly higher gross margins on service revenue relative to product revenue. Service revenue for the three months ended June 30, 2008 increased $15.3 million, or 147%, to $25.7 million from $10.4 million for the three months ended June 30, 2007.

For the three months ended June 30, 2008, our total operating expenses, which include research and development, sales and marketing, and general and administrative expenses and amortization of intangibles, were $41.3 million, increasing by $22.7 million, or 122%, compared to the $18.6 million of total operating expenses in the three months ended June 30, 2007. The primary contributor to this increase in operating expenses was higher employee related expenses due to increased headcount as a result of the Network General acquisition as well as higher sales and marketing expenses including sales commissions commensurate with the higher sales volume. Net income for the three months ended June 30, 2008 decreased by $1.2 million, or 44%, to $1.5 million compared to net income of $2.7 million for the three months ended June 30, 2007. This decrease is primarily due to an increase of $2.0 million in interest expense associated with debt entered into as a result of the acquisition of Network General.

We are continuing to see significant benefit from operating leverage and remain focused on increasing our operating margin by growing revenue while containing expenses. For the three months ended June 30, 2008, our income from operations was $4.0 million, increasing by $1.2 million, or 41%, compared to $2.9 million in the three months ended June 30, 2007. We continue to see increased interest by the market and our customers on the importance of application performance monitoring from within the network. As networks and applications become increasingly complex, high-speed, and converged, and web services and service oriented architectures become more pervasive, our products are ideally positioned for this new paradigm. During fiscal year 2008, we released new products that will help our customers stay ahead of performance issues across large, globally distributed enterprise, service provider, and government networks. First, we introduced the industry’s first packet-flow-based service performance dashboard in the form of nGenius K2, an intelligent early warning system for network and application performance and adds enterprise-wide service health information, which supersedes nGenius Analytics. Later, we launched Sniffer Global, successor to the market-defining Sniffer Portable, allowing large IT organizations to implement personalized packet analysis policies for preserving maximum security and privacy throughout the troubleshooting process. Finally, we announced two new key releases within the Sniffer Intelligence line of advanced, service-aware expert troubleshooting solutions, in the form of Sniffer Financial Intelligence (optimizations for financial trading environments) and Sniffer Mobile Intelligence (optimizations for mobile communications operators).

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

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	revenue recognition;

•	valuation of inventories;

•	assumptions related to purchase accounting;

•	valuation of goodwill and acquired intangible assets;

•	capitalization of software development costs and purchased software;

•	share-based compensation; and

•	income taxes.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC on June 16, 2008, for a description of all critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Consolidated Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended June 30,
	2008	2007
Revenue:
Product	57.6%	62.7%
Service	42.4	37.3

Total revenue	100.0	100.0

Cost of revenue:
Product	17.1	16.7
Service	8.2	6.4

Total cost of revenue	25.3	23.1

Gross margin	74.7	76.9

Operating expenses:
Research and development	16.8	16.2
Sales and marketing	39.7	40.2
General and administrative	10.8	10.2
Amortization of other intangible assets	.8	—

Total operating expenses	68.1	66.6

Income from operations	6.6	10.3
Interest income and other expenses, net	(2.9)	3.6

Income before income tax expense	3.7	13.9
Income tax expense	1.2	4.3

Net income	2.5%	9.6%

Three Months Ended June 30, 2008 and 2007

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$34,917	58%	$17,512	63%	$17,405	99%
Service	25,690	42	10,400	37	15,290	147%

Total Revenue	$60,607	100%	$27,912	100%	$32,695	117%

Product. The 99%, or $17.4 million, increase in product revenue, which includes hardware and software products, was primarily due to a corresponding increase in the number of units sold during the three month period ended June 30, 2008 offset by a decrease of approximately 11% in the average selling price per unit, due to product mix. The increase in units sold and decrease in unit price was due to the addition of high volume, lower priced products to our revenue mix from the Network General acquisition.

Service. The 147%, or $15.3 million, increase in service revenue was primarily due to the expansion of our customer base due to the acquisition of Network General in November 2007 and an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed product base.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Indirect	$34,480	57%	$17,727	64%	$16,753	95%
Direct	26,127	43	10,185	36	15,942	157%

Total Revenue	$60,607	100%	$27,912	100%	$32,695	117%

The 95%, or $16.8 million, increase in indirect channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition as well as increased sales to the federal sector, which we sell to entirely through channel partners, and increased international sales which are almost exclusively sold through channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. All sales arrangements are transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 157%, or $15.9 million, increase in direct channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition.

Total revenue was distributed geographically as follows:

	Three Months Ended June 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Geographic mix:
United States	$46,349	76%	$22,811	82%	$23,538	103%
International:
Other Americas	3,509	6	943	3	2,566	272%
Europe—Middle East—Africa	6,466	11	2,631	9	3,835	146%
Asia Pacific	4,283	7	1,527	6	2,756	180%

Subtotal International:	14,258	24	5,101	18	9,157	180%

Total Revenue	$60,607	100%	$27,912	100%	$32,695	117%

Revenue from sales to customers outside the United States increased 180%, or $9.2 million, primarily as a result of the acquisition of Network General and increased sales to international telecommunications customers. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$10,346	17%	$4,652	17%	$5,694	122%
Service	4,992	8	1,800	6	3,192	177%

Total cost of revenue	$15,338	25%	$6,452	23%	$8,886	138%

Gross profit:
Product $	$24,571	41%	$12,860	46%	$11,711	91%
Product %	70%		73%
Service $	$20,698	34%	$8,600	31%	$12,098	141%
Service %	81%		83%
Total gross profit $	$45,269		$21,460		$23,809	111%
Total gross margin %	75%		77%

Product. The 122%, or $5.7 million, increase in cost of product revenue was primarily due to the 99% increase in product revenue during the three months ended June 30, 2008. A majority of the increase in revenue was associated with the acquisition of Network General. The product gross margin percentage decreased by three points from 73% to 70% for the three months ended June 30, 2008 and 2007, respectively, largely due to the $1.0 million amortization of developed product technology and acquired software included as cost of product revenue, which accounted for two points of the change in gross margin. Units sold during the three months ended June 30, 2008 increased 99% compared to the units sold for the three months ended June 30, 2007. Average headcount in cost of product revenue was 28 and 21 for the three months ended June 30, 2008 and 2007, respectively.

Service. The 177%, or $3.2 million, increase in cost of service revenue was primarily due to a $1.8 million increase in personnel costs associated with our customer support and training groups and increases in allocated overhead costs such as higher internal IT spending. The 141%, or $12.1 million, increase in service gross profit corresponds with the 147%, or $15.3 million, increase in service revenue, offset by the 177%, or $3.2 million, increase in cost of services. Average headcount in cost of service revenue was 93 and 43 for the three months ended June 30, 2008 and 2007, respectively.

Gross profit. Our gross profit in absolute dollars increased 111%, or $23.8 million. This increase was consistent with our revenue growth of 117%, or $32.7 million. The net effect of the combined increases in revenue and cost of revenue was a two point decrease in gross margin percentage from June 30, 2007 to June 30, 2008. This decrease in gross margin percentage is primarily attributable to $1.0 million in amortization of developed product technology.

Operating Expenses

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Research and development	$10,173	17%	$4,534	16%	$5,639	124%
Sales and marketing	24,059	39	11,228	40	12,831	114%
General and administrative	6,532	11	2,833	10	3,699	131%
Amortization of acquired intangible assets	490	1	6	—	484	8067%

Total Operating Expenses	$41,254	68%	$18,601	66%	$22,653	122%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 124%, or $5.6 million, increase in research and development expenses is primarily due to increases in employee related costs due to increases in headcount. Average headcount in research and development was 251 and 104 for the three months ended June 30, 2008 and 2007, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 114%, or $12.8 million, increase in total sales and marketing expenses was primarily due to a $9.4 million increase in employee related expenses primarily due to increased sales headcount and sales incentive compensation tied directly to the 117% increase in revenue as a result of the acquisition of Network General, $920 thousand in increased travel expenses, $521 thousand in increased allocated overhead costs such as higher internal IT spending, $434 thousand in increased sales office and rent expense from the additional sales offices and $285 thousand in increased marketing expenses such as advertising and customer promotions. Average headcount in sales and marketing was 302 and 149 for the three months ended June 30, 2008 and 2007, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 131%, or $3.7 million, increase in general and administrative expenses was primarily due to a $2.1 million increase in employee related expenses mainly due to increased headcount, a $259 thousand increase in additional software licenses required for the additional headcount as a result of the Network General acquisition, a $215 thousand increase in accounting fees and a $174 thousand increase in legal expenses. Average headcount in general and administrative was 103 and 55 for the three months ended June 30, 2008 and 2007, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The 8067%, or $484 thousand, increase in amortization of acquired intangible assets was primarily due to $490 thousand in amortization of the customer relationships acquired in the acquisition of Network General in November 2007, offset by a $6 thousand decrease in Quantiva non-compete agreement amortization expense which became fully amortized during the first quarter of fiscal year 2008.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,752)	(3)%	$1,009	4%	$(2,761)	(274)%

The 274%, or $2.8 million, decrease in interest and other income (expense), net was primarily due to the $2.0 million increase in interest expense associated with debt entered into as a result of the acquisition of Network General, a $356 thousand decrease in interest income due to the decrease in the balance of marketable securities as well as an overall decrease in interest rates received on these investments, and a $413 thousand increase in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to the international balances of Network General, which are denominated in currencies other than the US dollar.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of June 30, 2008 for fiscal year 2009 is 33.8%, compared to an estimated annual effective tax rate of 30.8% as of June 30, 2007 for fiscal year 2008. The increase in our effective tax rate is primarily due to the expiration of the federal research and development credit and an increase in our foreign and state tax provisions. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits and tax-exempt interest income.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Income tax expenses	$766	1%	$1,188	4%	$(422)	(36)%

Net income. Net income for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Net income	$1,497	2%	$2,680	10%	$(1,183)	(44)%

The 44%, or $1.2 million, decrease in net income for the three months ended June 30, 2008 was mainly attributable to the increase in total product and service gross profit of $23.8 million, offset by a $22.7 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation as well as a $2.0 million increase in interest expense.

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

Commitment and Contingencies

From time to time we are subject to legal proceedings and claims in the ordinary course of business. In our opinion, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on our financial position or results of operations. For additional information with respect to legal proceedings, refer to Part II, Item 1 “Legal Proceedings”.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following:

	June 30, (In Thousands)
	2008	2007
Cash and cash equivalents	$68,708	$12,650
Short-term marketable securities	8,556	80,530
Long-term marketable securities	32,522	12,035

Cash, cash equivalents, and marketable securities	$109,786	$105,215

At June 30, 2008, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts available under the revolving credit facility are a function of amounts outstanding under the facility, bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that NetScout maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of June 30, 2008, we were in compliance with all covenants. As of June 30, 2008, no amounts were outstanding under the revolving credit facility.

Our long-term marketable securities include investments in auction rate securities valued at $31.8 million at June 30, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. Historically, this auction process has provided liquidity and has supported a short-term classification of these securities on the balance sheet. Beginning in February 2008 and continuing to June 2008, uncertainties in the credit markets resulted in failed auctions and a lack of short-term liquidity for these securities. The auction rate securities held by NetScout at June 30, 2008 have maturity dates ranging from December 2032 through December 2039. Typically all of our auction rate securities are AAA rated and collateralized by student loans with underlying support by the federal government through the FFELP and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event. At June 30, 2008, we valued these securities at their fair value based on discounted cash flows and classified these securities as long-term on our balance sheet with the temporary decline in value of $1.7 million recorded to other comprehensive loss on the balance sheet. We have concluded that no other-than-temporary impairment losses occurred in the three months ended June 30, 2008 because we believe that the declines in fair value that occurred during 2008 are due to general market conditions, these investments continue to be of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in market value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and we may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements.” The estimates of the fair value of the auction rate securities we hold could change significantly based on market conditions.

Cash and cash equivalents were impacted by the following:

	Three Months Ended June 30, (In Thousands)
	2008	2007
Net cash provided by operating activities	$11,012	$6,205
Net cash provided by (used in) investing activities	$438	$(12,742)
Net cash provided by financing activities	$267	$262

Net cash provided by operating activities

Net cash provided by operating activities amounted to $11.0 million and $6.2 million during the three months ended June 30, 2008 and 2007, respectively. The primary sources of operating cash flow in the three months ended June 30, 2008 included net income of $1.5 million, adjusted to exclude the effects of non-cash items of $4.6 million, including depreciation and amortization and share-based compensation expense, a $5.6 million decrease in accounts receivable resulting from the timing of cash collections and sales, and a $7.1 decrease in prepaid expenses and other assets mainly due to in-sourcing the Network General inventory, offset by a $5.2 million decrease in accrued compensation and other expenses resulting from the timing of payments for payroll, commissions and incentive compensation as well as accrued severance in accordance with the Network General acquisition. The primary sources of operating cash flow in the three months ended June 30, 2007 included net income of $2.7 million, adjusted to exclude the effects of non-cash items of $1.3 million, including depreciation and amortization and share-based compensation expense, a $2.4 million decrease in accounts receivable resulting from the timing of cash collections and sales, a $617 thousand increase in income taxes payable resulting from the increase in income tax expense, and a $373 thousand decrease in refundable income taxes, offset by a $370 thousand increase in inventory due to build up of inventory due to increased order volume, and a $323 thousand decrease in accrued compensation resulting from the timing of payments for payroll, commissions and incentive compensation.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $438 thousand for the three months ended June 30, 2008. This includes the purchase of marketable securities of $1.3 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $3.1 million and the purchase of fixed assets to support our infrastructure of $1.3 million. Net cash used in investing activities was $12.7 million for the three months ended June 30, 2007, which reflects the purchase of marketable securities of $13.0 million, offset by the proceeds from the maturity of marketable securities due to cash management activities of $1.6 million and the purchase of fixed assets to support our infrastructure of $981 thousand and capitalized expenditures for internal use software of $365 thousand. We anticipate that our investment in our infrastructure will continue in future quarters.

Net cash provided by financing activities

Net cash provided by financing activities was $267 thousand and $262 thousand for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options in the amount of $1.2 million and $231 thousand, respectively. For the three months ended June 30, 2008 and 2007, cash provided by financing activities also included a tax benefit from stock options exercised of $297 thousand and $31 thousand, respectively. For the three months ended June 30, 2008 cash provided by financing activities was offset by $1.2 million repayment of long-term debt.

Liquidity

We believe that our cash balances, short-term marketable securities classified as available-for-sale and any future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and scheduled principal and interest payments on our debt for at least the next 12 months. If demand for our product were to decrease substantially, our ability to generate cash flow sufficient for our short-term working capital and expenditure needs could be materially impacted.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our financial position and results of operations. We do not currently have any derivative instruments or hedging activities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date, requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled, requires the expensing of most transactions and restructuring costs, and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of the adoption of SFAS 141R on our financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, of the adoption of FSP 142-3 on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on discounted cash flow calculations. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, auction rate securities and municipal obligations. NetScout’s primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. As a result of their illiquidity, we have recorded a temporary impairment at June 30, 2008 against the carrying value of our auction rate securities. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. We are exposed to interest rate risk related to our term loan. As of June 30, 2008, we owed $97.5 million on this loan with a weighted average interest rate of 7.50%. As of the date of this report, the weighted average interest rate is 5.9375%. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $566 thousand, respectively.

NetScout’s exposure to currency exchange rate fluctuations historically has been limited. Prior to the acquisition of Network General, all of our revenue transactions were extended in U.S. dollars. Currently the majority of our revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as payroll, rent and office expense in the local currency, and, therefore, currency exchange rate fluctuations could have an adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

NetScout currently holds investments in auction rate securities valued at $31.8 million at June 30, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. Historically, this auction process has provided liquidity and has supported a short-term classification of these securities on the balance sheet. Beginning in February 2008, uncertainties in the credit markets have resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long term marketable securities on the balance sheet. The auction rate securities held by NetScout at June 30, 2008 have maturity dates ranging from December 2032 through December 2039. Substantially all of NetScout’s auction rate securities are AAA rated and collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. NetScout has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. At June 30, 2008, NetScout valued these securities at their fair value based on discounted cash flows with a temporary decline in value of $1.7 million recorded within accumulated other comprehensive income (loss) on the balance sheet. NetScout has concluded that no other-than-temporary impairment losses occurred in the three months ended June 30, 2008 because we believe that the declines in fair value that occurred during 2008 are due to general market conditions, these investments continue to be of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in market value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and we may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements.” The estimates of the fair value of the auction rate securities we hold could change significantly based on market conditions.

Item 4.	Controls and Procedures

As of June 30, 2008, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2006, we were sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requests preliminary and permanent injunctive relief, unspecified damages, expenses, and reasonable attorneys’ fees. Specifically, DSC alleges that we are infringing United States Letters Patent Nos. 5,701,400, and 5,537,590. On February 23, 2007, we filed an Answer to DSC’s Complaint, denying the allegations of patent infringement and asserting counterclaims seeking a declaratory judgment that we have not infringed the two patents-in-suit and that the patents-in-suit are invalid. On March 12, 2007, DSC filed its Reply to the Counterclaims and denied that the patents-in-suit are invalid and not infringed by NetScout. On June 17, 2008, the court granted our request to amend our defenses and counterclaims to allege that the patents-in-suit are also unenforceable due to inequitable conduct. DSC has added additional co-defendants over the course of the proceedings. We are currently engaged in discovery with DSC. We believe the plaintiff’s claims have no merit and will defend the lawsuit vigorously.

On or about August 1, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As discussed in Note 6, we acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed a substantially similar complaint in the Superior Court of New Jersey that was dismissed on May 30, 2008. We believe the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2009, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 10 to the condensed consolidated financial statements attached hereto.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 7, 2008	/s/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 7, 2008	/s/ DAVID P. SOMMERS
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2008	/s/ JEFFREY R. WAKELY
Jeffrey R. Wakely
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)