Form 10-Q
period 2008-09-30
NETSCOUT SYSTEMS INC
filed 2008-11-07
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 6, 2008 was 39,339,881.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$64,810	$56,702
Marketable securities	13,053	10,465
Accounts receivable, net of allowance for doubtful accounts of $182 and $86 at September 30, 2008 and March 31, 2008, respectively	25,906	32,048
Inventories	7,285	12,083
Refundable income taxes	5,723	5,036
Deferred income taxes	5,191	6,052
Prepaid expenses and other current assets	5,132	13,546

Total current assets	127,100	135,932
Fixed assets, net	15,104	16,729
Goodwill	131,754	131,802
Acquired intangible assets, net	62,581	65,569
Deferred financing costs	829	956
Deferred income taxes	34,891	34,891
Long-term marketable securities	31,487	33,764
Restricted cash	122	121
Other assets	723	1,173

Total assets	$404,591	$420,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,326	$9,207
Accrued compensation	18,441	23,594
Accrued other	5,825	7,805
Income taxes payable	2,173	1,065
Long-term debt, current portion	8,750	6,250
Deferred revenue	58,731	74,257

Total current liabilities	101,246	122,178
Other long-term liabilities	878	917
Accrued long-term retirement benefits	1,294	1,245
Long-term deferred revenue	6,407	6,764
Long-term debt, net of current portion	87,500	92,500

Total liabilities	197,325	223,604

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2008 and March 31, 2008	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 43,819,853 and 43,370,802 shares issued and 39,287,836 and 38,838,785 shares outstanding at September 30, 2008 and March 31, 2008, respectively	44	43
Additional paid-in capital	188,068	182,789
Accumulated other comprehensive gain (loss)	(1,540)	246
Treasury stock at cost, 4,532,017 shares at September 30, 2008 and March 31, 2008	(28,939)	(28,939)
Retained earnings	49,633	43,194

Total stockholders’ equity	207,266	197,333

Total liabilities and stockholders’ equity	$404,591	$420,937

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$39,513	$18,911	$74,430	$36,424
Service	29,348	10,701	55,038	21,101

Total revenue	68,861	29,612	129,468	57,525

Cost of revenue:
Product (1)	12,057	5,204	22,403	9,856
Service (1)	5,289	1,809	10,280	3,608

Total cost of revenue	17,346	7,013	32,683	13,464

Gross profit	51,515	22,599	96,785	44,061

Operating expenses:
Research and development (1)	10,135	4,711	20,308	9,246
Sales and marketing (1)	25,739	11,126	49,798	22,355
General and administrative (1)	6,080	3,192	12,611	6,025
Amortization of acquired intangible assets	490	—	981	6

Total operating expenses	42,444	19,029	83,698	37,632

Income from operations	9,071	3,570	13,087	6,429
Interest and other income (expense), net:
Interest income	606	1,089	1,268	2,107
Interest expense	(1,573)	(22)	(3,574)	(31)
Other expense, net	(461)	(6)	(875)	(6)

Total interest and other income (expense), net	(1,428)	1,061	(3,181)	2,070

Income before income tax expense	7,643	4,631	9,906	8,499
Income tax expense	2,701	1,380	3,467	2,568

Net income	$4,942	$3,251	$6,439	$5,931

Basic net income per share attributable to common shareholders	$0.13	$0.10	$0.16	$0.18
Diluted net income per share attributable to common shareholders	$0.12	$0.10	$0.16	$0.18
Weighted average common shares outstanding used in computing:
Weighted average shares outstanding—basic	39,201	32,302	39,078	32,221
Weighted average shares outstanding—diluted	41,008	33,600	40,781	33,435
(1) Share-based compensation expenses included in these amounts are as follows:

Cost of product revenue	$26	$10	$53	$21
Cost of service revenue	55	15	94	28
Research and development	300	70	611	184
Sales and marketing	511	149	1,041	319
General and administrative	296	82	580	159

	$1,188	$326	$2,379	$711

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,439	$5,931
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,208	2,226
Amortization of deferred financing costs	127	—
Loss on disposal of fixed assets	333	13
Inventory write-down	151	—
Share-based compensation expense associated with equity awards	2,379	711
Deferred income taxes	861	(292)
Changes in assets and liabilities, net of the effects of acquisitions
Accounts receivable	6,142	(392)
Inventories	4,647	(284)
Refundable income taxes	(687)	348
Prepaid expenses and other current assets	8,401	542
Other assets	490	(1,645)
Accounts payable	(1,881)	1,484
Accrued compensation and other expenses	(7,123)	1,142
Income taxes payable	1,108	188
Deferred revenue	(15,883)	(166)

Net cash provided by operating activities	12,712	9,806

Cash flows from investing activities:
Purchase of marketable securities	(5,990)	(15,966)
Proceeds from maturity of marketable securities	3,618	20,232
Purchase of fixed assets	(2,921)	(2,549)

Net cash (used in) provided by investing activities	(5,293)	1,717

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,416	1,289
Repayment of long-term debt	(2,500)	—
Excess tax benefit from stock options exercised	485	186

Net cash provided by financing activities	401	1,475

Effect of exchange rate changes on cash and cash equivalents	288	—

Net increase in cash and cash equivalents	8,108	12,998
Cash and cash equivalents, beginning of period	56,702	18,925

Cash and cash equivalents, end of period	$64,810	$31,923

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2008 and for the three and six months ended September 30, 2008 and 2007, respectively, have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended September, 30, 2008 are not necessarily indicative of the results of operations for the year ending March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period presentation. This reclassification had no effect on previously reported net income. NetScout reclassified $310 thousand and $622 thousand of direct costs related to training activities from operating expenses to cost of revenue in the statement of operations as previously reported on Form 10-Q for the three and six months ended September 30, 2007, as filed with the Securities and Exchange Commission, or the SEC, on November 9, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the SEC on June 16, 2008.

2.	Concentration of Credit Risk and Significant Customers

The carrying value of the Company’s financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable are carried at their approximate fair values due to their short-term maturities. Long-term marketable securities, which consist of auction rate securities, are stated at fair value based on discounted cash flow calculations. No one customer or channel partner accounted for more than 10% of the accounts receivable balance at September 30, 2008 and March 31, 2008. During the three months ended September 30, 2008, one direct customer accounted for 20% of our total revenue, while no one indirect channel partner accounted for more than 10% of our total revenue. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended September 30, 2007. During the six months ended September 30, 2008, one direct customer accounted for 10% of our total revenue, while no one indirect channel partner accounted for more than 10% of our total revenue. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the six months ended September 30, 2007. Historically, the Company has not experienced any significant non-performance by their customers nor does the Company anticipate non-performance by their customers in the future, and, accordingly, the Company does not require collateral from their customers.

3.	Share-Based Compensation

The 1999 Stock Option Plan and the 2007 Equity Incentive Plan, which replaced the 1999 Stock Option Plan effective as of September 12, 2007, permit the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees, officers and directors of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, or SFAS 123R, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors. Share-based award grants are measured at fair value on the date of grant based on the number of shares granted, the quoted price of the Company’s common stock and certain assumptions used in the valuation model. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period depending upon to whom the underlying award has been granted. During the three and six months ended September 30, 2008 and 2007, share-based compensation expense was $1.2 million, $326 thousand, $2.4 million and $711 thousand, respectively.

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents, short-term marketable securities and long-term marketable securities are stated at fair value. Cash and cash equivalents consist primarily of money market instruments and cash maintained with various financial institutions.

Marketable Securities

The following is a summary of marketable securities held by NetScout at September 30, 2008 classified as short-term and long-term (in thousands):

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$8,213	$—	$8,213
Corporate bonds	1,336	(8)	1,328
Commercial paper	4,661	1	4,662
Less: restricted investment	(1,154)	4	(1,150)

Total short-term investments	13,056	(3)	13,053

Auction rate securities	33,745	(2,258)	31,487

Total long-term investments	33,745	(2,258)	31,487

	$46,801	$(2,261)	$44,540

Maturity dates for short-term marketable securities held at September 30, 2008 range from October 2008 to August 2009. Maturity dates for long-term marketable securities held at September 30, 2008, which consist of auction rate securities, range from December 2032 to December 2039.

The following is a summary of marketable securities held by NetScout at March 31, 2008, classified as short-term and long-term (in thousands):

	Amortized Costs	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$11,532	$92	$11,624
Less: restricted investment	(1,150)	(9)	(1,159)

Total short-term investments	10,382	83	10,465

Auction rate securities	34,048	(284)	33,764

Total long-term investments	34,048	(284)	33,764

	$44,430	$(201)	$44,229

Maturity dates for short-term marketable securities held at March 31, 2008 range from June 2008 to December 2008. Maturity dates for long-term marketable securities held at March 31, 2008, including auction rate securities, range from December 2032 to December 2039.

The Company’s long-term marketable securities include investments in auction rate securities valued at $31.5 million at September 30, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. Historically, this auction process has provided liquidity and has supported a short-term classification of these securities on the balance sheet. Beginning in February 2008, uncertainties in the credit markets have resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long term marketable securities on the balance sheet. The auction rate securities held by the Company at September 30, 2008 have maturity dates ranging from December 2032 through December 2039. The Company’s auction rate securities are AAA or AA rated and collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. At September 30, 2008, the Company valued these securities at their fair value using a discounted cash flow model that estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as U.S. Treasuries. Our model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of September 30, 2008, historical spreads in comparison to U.S. Treasuries at the last date which the market was considered active for these securities, and a liquidity risk premium of 300 basis points. As these securities have retained their credit ratings, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at 37 months. This valuation resulted in a cumulative temporary decline in value of $2.3 million as of September 30, 2008 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents an incremental decline in value of $605 thousand during the quarter resulting from a lengthening in the Company’s estimate on when liquidity will return to this asset class, in light of recent market turmoil, as well as changes in market rates. The Company has concluded that no other-than-temporary impairment has occurred because we believe that the declines in fair value that have occurred during 2008 are due to general market conditions, these investments continue to be of high credit quality, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The Company will continue to analyze our auction rate securities each reporting period for impairment and may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, the Company continues to monitor and evaluate these securities. Based on the Company’s expected operating cash flows, and the Company’s other sources of cash, the Company does not expect the lack of liquidity in these investments to affect its ability to execute its current business plan.

Restricted Cash

NetScout has a cash balance of $122 thousand at September 30, 2008 in the form of a deposit in a money market fund that was restricted from withdrawal. The deposit serves as collateral for a letter of credit relating to a leasehold improvement on one of its facilities and is included under restricted cash in its consolidated balance sheet. The restriction on the money market fund has no impact on the fair value as the restriction would not pass to another party in the event of the transfer of the cash.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.2 million, which is included in prepaid and other current assets. As of September 30, 2008, there were unrealized losses of $4 thousand recorded as accumulated other comprehensive income (loss). At March 31, 2008 there were unrealized gains of $9 thousand recorded as accumulated other comprehensive income (loss). The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

5.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company adopted SFAS 157 as of April 1, 2008.

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

Level I	— Observable inputs such as quoted prices in active markets,

Level II	— Inputs other than the quoted prices in active markets that are observable either directly or indirectly, and

Level III	— Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities. The Company’s investment instruments, except for auction rate securities, listed below are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. The Company’s auction rate securities are classified as Level 3 of the fair value hierarchy due to the limited market data for pricing these securities.

The following table summarizes the valuation of the Company’s marketable securities by the above SFAS No. 157 categories as of September 30, 2008 (in thousands):

	Total Fair value	Level I	Level II	Level III
Commercial paper	$4,662	$4,662	$—	$—
Corporate bonds	1,328	1,328	—	—
Auction rate securities	31,487	—	—	31,487
U.S. government and municipal obligations	8,213	8,213	—	—
Less: restricted investment	(1,150)	(1,150)	—	—

	$44,540	$13,053	$—	$31,487

As of September 30, 2008, the Company’s investments included $31.5 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 35 days. This mechanism was structured to allow existing investors to rollover their holdings and continue to own their respective securities or to liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program.

As of September 30, 2008, the Company’s auction rate securities consisted of six positions issued by municipal agencies with a total par value of $33.7 million and a current estimated market value totaling $31.5 million. These investments have high credit quality ratings (AAA or AA) and are collateralized by student loans with underlying support by the federal government through FFELP and by monoline insurance companies. Beginning in February 2008 and continuing through the date of this report, uncertainties in the credit markets resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long term marketable securities on the balance sheet. The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. At September 30, 2008, the Company valued these securities at their fair value using a discounted cash flow model that estimated future interest income using maximum rate formulas applicable to each of these securities which considers historical spreads for benchmark rates included in these formulas as well as U.S. Treasuries. Our model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of September 30, 2008, historical spreads in comparison to U.S. Treasuries at the last date which the market was considered active for these securities, and a liquidity risk premium of 300 basis points. As these securities have retained their credit ratings, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at 37 months. This valuation resulted in a cumulative temporary decline in value of $2.3 million as of September 30, 2008 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents an incremental decline in value of $605 thousand during the quarter resulting from a lengthening in the Company’s estimate on when liquidity will return to this asset class, in light of recent market turmoil, and changes in market rates. The Company has concluded that no other-than-temporary impairment has occurred in the six months ended September 30, 2008 because we believe that the declines in fair value that have occurred during 2008 are due to general market conditions, these investments continue to be of high credit quality, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The Company will continue to analyze our auction rate securities each reporting period for impairment and we may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, the Company continues to monitor and evaluate these securities.

Based on the Company’s expected operating cash flows, and the Company’s other sources of cash, the Company does not expect the lack of liquidity in these investments to affect its ability to execute its current business plan.

On October 10, 2008 the FASB issued FASB Staff Position (FSP) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This Staff Position clarifies the application of FASB 157 for markets that are dislocated and not active and illustrates key considerations for companies when determining the fair value of financial assets in such markets. The Company believes that the market for its auction rate securities is not active and consequently considered the principles of FAS 157-3 in its determination of fair value of the securities. Specifically, the Company completed an assessment of these securities by applying judgment and assumptions to its internal risk-adjusted cash flow models in order to derive the fair value of the auction rate securities presented as of September 30, 2008.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs Level III
Balance at April 1, 2008	$33,764
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(564)
Included in comprehensive income	(1,369)

Balance at June 30, 2008	$31,831

Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	261
Included in comprehensive income	(605)

Balance at September 30, 2008	$31,487

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	September 30, 2008	March 31, 2008
Raw materials	$5,016	$4,068
Work in process	207	216
Finished goods	2,062	7,799

	$7,285	$12,083

7.	Acquisition

On November 1, 2007, the Company acquired Network General Central Corporation, or Network General. The results of Network General’s operations have been included in the consolidated financial statements since that date. The acquisition enables NetScout to offer customers best-of-breed early-warning capability, real-time and historical application flow analysis, and deep packet forensics. As a result, the combined company possesses the scale, technology, and resources required to address and meet the substantial operational challenges posed by virtualization, convergence, service-oriented architectures, high speed/high availability service requirements and highly distributed network-centric operations.

The aggregate purchase price was $212 million, including $53 million of cash, $100 million of NetScout’s senior secured floating rate notes (see Note 9), six million shares of common stock valued at $56 million and $3 million of capitalized acquisition costs. The value of the common shares was determined for purchase accounting purposes based on the average market price of NetScout’s common shares over the period commencing 2 days before and ending 2 days after the date the terms of the acquisition were publicly announced. Capitalized acquisition costs consist of fees for legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, or SFAS 141, and SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The purchase price allocation includes a liability of $4.6 million associated with work force reductions in the acquired business. This liability includes severance and benefits for 47 employees, of which $3.9 million was paid through September 30, 2008. The following table summarizes the allocation of the purchase price (in thousands):

Total Consideration:
Value of common stock issued	$56,100
Cash paid	52,631
Senior notes issued	100,000
Transaction costs	3,357

Total purchase consideration	$212,088

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $25,554	$58,802
Fixed assets	8,760
Deferred tax assets	31,214
Identifiable intangible assets	68,036
Other assets	1,957
Goodwill	95,193

Total assets acquired	263,962
Deferred revenue	(20,766)
Fair value of other liabilities assumed	(31,108)

Net assets acquired	$212,088

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from newer product lines, increased market share and synergies related to the integration of Network General with the Company’s nGenius Performance Management System. Goodwill from the Network General acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Network General is not deductible for tax purposes. Based on new information obtained during the three months ended September 30, 2008, goodwill was reduced by a total of $48 thousand due to adjustments related to the opening balance sheet amounts of Network General’s accounts receivables and accrued liabilities. The purchase price is no longer preliminary.

The following table reflects the fair value of the acquired identifiable intangible assets (in thousands) and related estimates of useful lives:

	Fair Value	Useful Life (Years)
Developed product technology	$19,900	5
Customer relationships	29,200	15.5
Tradename	18,600	Indefinite
Net beneficial leases	336	4.2

	$68,036

The following unaudited pro forma information presents a summary of the historical combined statements of operations of the Company and Network General for the three and six months ended September 30, 2007, giving effect to the acquisition as if it occurred on July 1, 2007 and April 1,2007, respectively (in thousands, except per share data):

	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Pro forma revenue	$66,885	$125,891
Pro forma net income (loss)	1,415	(1,814)
Pro forma net income (loss) per share:
Basic	0.04	(0.05)
Diluted	0.04	(0.05)
Pro forma shares outstanding:
Basic	38,302	38,221
Diluted	39,600	39,435

The pro forma net income (loss) and net income (loss) per share for each period presented is principally comprised of adjustments for amortization of intangibles, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

8.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $132 million as of September 30, 2008 and March 31, 2008. The Company’s goodwill resulted from the acquisition of Network General in November 2007 (see Note 7), the acquisition of substantially all of the assets of Quantiva, Inc., or Quantiva, in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the Company’s enterprise exceeds its fair value for a sustained period, the implied fair value of goodwill will be compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess.

Acquired Intangible Assets

The carrying amounts of acquired intangible assets were $62.6 million and $65.6 million as of September 30, 2008 and March 31, 2008, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Acquired intangible assets consist of the following as of September 30, 2008 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$3,648	$16,252
Customer relationships	29,200	1,727	27,473
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	80	256
Software	1,255	1,255	—
Non-compete agreements	310	310	—

	$69,601	$7,020	$62,581

Amortization of developed product technology and acquired software included as cost of product revenue was $995 thousand and $2.0 million for the three and six months ended September 30, 2008, respectively. Amortization of other acquired intangible assets included as operating expense was $490 thousand and $981 thousand for the three and six months ended September 30, 2008, respectively.

Acquired intangible assets consist of the following as of March 31, 2008 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$1,658	$18,242
Customer relationships	29,200	785	28,415
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	41	295
Software	1,255	1,238	17
Non-compete agreements	310	310	—

	$69,601	$4,032	$65,569

Amortization of acquired software included as cost of product revenue was $105 thousand and $210 thousand for the three and six months ended September 30, 2007, respectively. Other acquired intangible assets became fully amortized during the first quarter of fiscal 2008. Amortization of other acquired intangible assets included as operating expense was $6 thousand for the six months ended September 30, 2007.

The following is the expected future amortization expense as of September 30, 2008 for the years ended March 31 (in thousands):

2009 (remaining six months)	$2,971
2010	5,941
2011	5,941
2012	5,926
2013	4,206
Thereafter	18,996

$43,981

The weighted average useful life of acquired intangible assets is 11 years.

9.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General (see Note 7). The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts are outstanding under the revolving credit facility as of September 30, 2008.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. From December 21, 2007 until February 29, 2008, the applicable margin for Alternative Base Rate loans was 175 basis points and 300 basis points for Eurodollar Rate loans. For the period December 21, 2007 through February 29, 2008, the term loan incurred interest at 7.75%. Commencing with the delivery of the Company’s financial statements for the quarter ended December 31, 2007, the applicable margin began to vary depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted EBITDA. At March 31, 2008, the term loan incurred interest at 7.50%. As of September 30, 2008, the applicable interest rate on the term loan was 5.9375%, and the Company expects this to be the rate in effect until December 30, 2008. While outstanding, the Company’s senior secured floating rate notes incurred interest at 9.91%.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of September 30, 2008, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2009 (remaining six months)	$3,750
2010	10,000
2011	11,250
2012	15,000
2013	56,250

$96,250

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00, and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of September 30, 2008, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries commencing as of March 31, 2009, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. For the six months ended September 30, 2008, there were no required payments relating to the annual excess cash flows of the Company. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company capitalized $1.0 million of debt issuance costs associated with the origination of the Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $829 thousand as of September 30, 2008 is included as deferred financing costs in the Company’s consolidated balance sheet.

10.	Commitments and Contingencies

Contingencies

On December 14, 2006, the Company was sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requests injunctive relief, unspecified damages, expenses, and reasonable attorneys’ fees. Specifically, DSC alleges that the Company is infringing United States Letters Patent Nos. 5,701,400, and 5,537,590. The Company’s Answer to DSC’s Complaint denied the allegations of patent infringement and asserted counterclaims seeking a judgment that it has not infringed and that the patents are invalid. On June 17, 2008, the Company amended its defenses and counterclaims to allege that the patents are also unenforceable due to inequitable conduct as a result of the patent holder’s committing fraud on the Patent Office in connection with the prosecution of the patents’ applications. DSC has added additional co-defendants over the course of the proceedings. On August 12, 2008, the Court granted our motion to compel DSC to produce hundreds of documents that the Court ruled DSC had improperly withheld on grounds of attorney-client privilege. The Company’s motion was successful, because the Court agreed with our position that, among other things, hundreds of documents DSC was seeking to protect were not privileged simply because in-house counsel was engaged in DSC’s business operations. DSC appealed the order to the United States Court of appeals for the Federal Circuit, and the District Court stayed the case pending the appeal. Before the stay of the proceedings, the Company was engaged in discovery with DSC. The Company believes the plaintiff’s claims have no merit and will defend the lawsuit vigorously.

On or about August 1, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As discussed in Note 7, the Company acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed a substantially similar complaint in the Superior Court of New Jersey that was dismissed on May 30, 2008. On September 23, 2008 the defendants moved to dismiss the complaint in its entirety on several grounds. The plaintiffs opposed that motion, and a hearing was held on October 23, 2008. The Court ruled that the Complaint was defective and dismissed the plaintiffs’ claims in their entirety, but granted the plaintiffs leave to replead within 20 days. The Company believes the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

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

In connection with its formation, Network General agreed to indemnify certain stockholders against third-party claims arising out of the stock subscription agreement executed by or services rendered to Network General by those stockholders. The Company has recorded no liability associated with these indemnifications as there are no known pending or threatened actions or claims against the indemnified parties that are probable losses and the Company considers the likelihood of any successful claims or actions to be remote.

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

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through September 30, 2008, the Company had repurchased a total of 486,794 shares of common stock. The Company did not repurchase any shares during the six months ended September 30, 2008.

12.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Basic:
Net income	$4,942	$3,251	$6,439	$5,931

Weighted average common shares outstanding	39,200,582	32,301,512	39,078,410	32,221,099

Basic net income per share	$0.13	$0.10	$0.16	$0.18

Diluted:
Net income	$4,942	$3,251	$6,439	$5,931

Weighted average common shares outstanding	39,200,582	32,301,512	39,078,410	32,221,099
Weighted average stock options	1,181,937	1,130,831	1,175,198	1,062,104
Weighted average restricted stock units	625,382	167,325	527,261	151,505

Diluted weighted average shares	41,007,901	33,599,668	40,780,869	33,434,708

Diluted net income per share	$0.12	$0.10	$0.16	$0.18

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Stock options	220,719	260,616	220,719	383,816
Restricted stock units	23,311	—	14,965	3,115

Total	244,030	260,616	235,684	386,931

13.	Comprehensive Income

Comprehensive income typically consists of unrealized gains and losses on marketable securities, restricted investments and foreign currency translation adjustments. Comprehensive income for the three and six months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,942	$3,251	$6,439	$5,931
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of $0 tax	(644)	60	(2,074)	43
Foreign currency translation	—	—	288	—

Comprehensive income	$4,298	$3,311	$4,653	$5,974

14.	Income Taxes

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

All of the Company’s unrecognized tax benefits, if recognized prior to April 1, 2009, would be recorded as a decrease to the goodwill related to the Network General acquisition. However, following adoption of SFAS No. 141R (see Note 16), changes to the Company’s unrecognized tax benefits will be recorded through the provision for income taxes. The Company is currently evaluating the impact, if any of the adoption of SFAS 141R on its financial position and results of operations.

The Company’s policy is to include interest and penalties, related to unrecognized tax benefits, as a component of interest expense on the condensed consolidated statements of operations. There were no accrued interest or penalties as of September 30, 2008.

On October 3, 2008 Congress passed the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” which retroactively reinstated the federal research and development credit. The Company is assessing the impact of this new legislation and anticipates that the credit will provide a reduction to its 2009 effective tax rate.

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

15.	Geographic Information

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

Total revenue by geography is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
United States	$53,687	$23,408	$100,036	$46,210
Other Americas	3,527	968	7,036	1,920
EMEA	8,438	4,030	14,904	6,661
Asia Pacific	3,209	1,206	7,492	2,734

	$68,861	$29,612	$129,468	$57,525

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

16.	Recently Issued Accounting Pronouncements

On October 10, 2008 the FASB issued FASB Staff Position (FSP) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This Staff Position clarifies the application of FASB 157 for markets that are dislocated and not active and illustrates key considerations for companies when determining the fair value of financial assets in such markets. The Company believes that the market for its auction rate securities is not active and consequently considered the principles of FAS 157-3 in its determination of fair value of the securities. Specifically, the Company completed an assessment of these securities applying judgment and assumptions to its internal risk-adjusted cash flow models in order to derive the fair value of the auction rate securities presented as of September 30, 2008.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 (fiscal year 2010 for the Company). Early adoption is prohibited. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2010 for the Company), with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial position and results of operations. The Company did not have any derivative instruments or hedging activities as of September 30, 2008.

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted FSP No. 157-2 beginning April 1, 2008 and deferred the application of SFAS No. 157 to nonfinancial assets and liabilities until April 1, 2009.

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

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

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

On November 1, 2007, we completed the acquisition of Network General and embarked upon an extensive integration program to combine our respective organizations, operations, and customer bases, and to merge our largely complementary products and technologies into a unified service assurance platform. The transaction was valued at approximately $212 million for purchase accounting purposes. The acquisition was financed with a combination of 6 million shares of our common stock, $100 million of senior secured floating rate notes, and approximately $53 million in cash. Included in the $212 million is $3 million in transaction costs. The integration of our back office systems was completed at April 1, 2008. The integration of the sales forces took place in the fiscal first quarter of 2009 and the product line and technology integration will occur throughout fiscal 2009.

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

For the six months ended September 30, 2008, our total revenue increased $71.9 million, or 125%, to $129.5 million compared to $57.5 million for the six months ended September 30, 2007. This increase is primarily attributable to the acquisition of Network General on November 1, 2007. Our cost of revenue increased by $19.2 million, or 143%, to $32.7 million for the six months ended September 30, 2008 compared to $13.5 million for the six months ended September 30, 2007. This increase is primarily due to the increased revenue associated with the acquisition of Network General. Gross profit of $96.8 million, or 74.8% of revenue, for the six months ended September 30, 2008 increased from $44.1 million, or 76.6% of revenue, for the six months ended September 30, 2007. This decline in gross margin percentage is attributable to $2.0 million in amortization of capitalized software and acquired intangibles from the Network General acquisition. Our gross margin is primarily impacted by the mix and volume of our product and service revenue. Product revenue for the six months ended September 30, 2008 increased $38.0 million, or 104%, to $74.4 million from $36.4 million for the six months ended September 30, 2007. Service revenue for the six months ended September 30, 2008 increased $33.9 million, or 161%, to $55.0 million from $21.1 million for the six months ended September 30, 2007. We realize significantly higher gross margins on service revenue relative to product revenue.

For the six months ended September 30, 2008, our total operating expenses, which include research and development, sales and marketing, and general and administrative expenses and amortization of intangibles, were $83.7 million, increasing by $46.1 million, or 122%, compared to the $37.6 million of total operating expenses in the six months ended September 30, 2007. The primary contributor to this increase in operating expenses was higher employee related expenses due to increased headcount as a result of the Network General acquisition as well as higher sales and marketing expenses including sales commissions commensurate with the higher sales volume. Net income for the six months ended September 30, 2008 increased by $508 thousand, or 8%, to $6.4 million compared to net income of $5.9 million for the six months ended September 30, 2007. This increase was primarily attributable to the contribution of the acquired Network General business and growth in the NetScout business, partially offset by an increase of $3.6 million in interest expense associated with debt entered into as a result of the acquisition of Network General.

We have continued to see significant benefit from operating leverage and remain focused on increasing our operating margin by growing revenue while containing expenses. For the six months ended September 30, 2008, our income from operations was $13.1 million, increasing by $6.7 million, or 104%, compared to $6.4 million in the six months ended September 30, 2007. We continue to see increased interest by the market and our customers in the importance of application performance monitoring from within the network. As networks and applications become increasingly complex, high-speed, and converged, and web services and service oriented architectures become more pervasive, our products are ideally positioned for this new paradigm. During fiscal year 2008, we released new products that will help our customers stay ahead of performance issues across large, globally distributed enterprise, service provider, and government networks. First, we introduced the industry’s first packet-flow-based service performance dashboard in the form of nGenius K2, an intelligent early warning system for network and application performance and service health dashboard. Later, we launched Sniffer Global, successor to the market-defining Sniffer Portable, which allows large IT organizations to implement personalized packet analysis policies for preserving maximum security and privacy throughout the troubleshooting process. Finally, we announced two new key releases within the Sniffer Intelligence line of advanced, service-aware expert troubleshooting solutions, in the form of Sniffer Financial Intelligence (optimizations for financial trading environments) and Sniffer Mobile Intelligence (optimizations for mobile communications operators).

Through the second quarter of fiscal 2009, we have seen only isolated impact from the turmoil in the financial markets and the slowing economy. Backed by orders coming from the government and wireless telecommunications markets, we have entered the third quarter with product backlog consisting of unshipped orders of $22.8 million. We believe that this product backlog is firm and material to an understanding of our second quarter financial results and full year guidance. However, due to the fact that most if not all our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide any assurance that our product backlog at any point in time will ultimately become revenue.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our Consolidated Statements of Operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product	57.4%	63.9%	57.5%	63.3%
Service	42.6	36.1	42.5	36.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	17.5	17.6	17.3	17.1
Service	7.7	6.2	7.9	6.3

Total cost of revenue	25.2	23.8	25.2	23.4

Gross margin	74.8	76.2	74.8	76.6

Operating expenses:
Research and development	14.7	15.9	15.7	16.1
Sales and marketing	37.4	37.5	38.5	38.8
General and administrative	8.8	10.8	9.7	10.5
Amortization of other intangible assets	0.7	—	0.8	—

Total operating expenses	61.6	64.2	64.7	65.4

Income from operations	13.2	12.0	10.1	11.2
Interest income and other expense, net	(2.1)	3.6	(2.4)	3.6

Income before income tax expense	11.1	15.6	7.7	14.8
Income tax expense	3.9	4.7	2.7	4.5

Net income	7.2%	10.9%	5.0%	10.3%

Three Months Ended September 30, 2008 and 2007

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended September 30, 2008, one direct customer accounted for 20% of our total revenue, while no one indirect channel partner accounted for more than 10% of our total revenue. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended September 30, 2007.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$39,513	57%	$18,911	64%	$20,602	109%
Service	29,348	43	10,701	36	18,647	174%

Total Revenue	$68,861	100%	$29,612	100%	$39,249	133%

Product. The 109%, or $20.6 million, increase in product revenue, which includes hardware and software products, was primarily due to a corresponding increase in the number of units sold during the three month period ended September 30, 2008 offset by a decrease of approximately 4% in the average selling price per unit, due to product mix. The increase in units sold and decrease in unit price was due to the addition of high volume, lower priced products to our revenue mix from the Network General acquisition. Product revenue as a percent of total revenue decreased seven points when compared to the three months ending September 30, 2007. The acquisition of Network General has shifted the revenue mix as they had a larger service component to their business.

Service. The 174%, or $18.6 million, increase in service revenue was primarily due to the expansion of our customer base due to the acquisition of Network General in November 2007 and an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed product base.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Indirect	$33,343	48%	$20,228	68%	$13,115	65%
Direct	35,518	52	9,384	32	26,134	278%

Total Revenue	$68,861	100%	$29,612	100%	$39,249	133%

The 65%, or $13.1 million, increase in indirect channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition as well as increased sales to the federal sector, which we sell to entirely through channel partners, and increased international sales which are almost exclusively sold through channel partners. Direct revenue as a percent of total revenue increased 20 points to 52% when compared to the three months ending September 30, 2007. We had one direct customer who accounted for 20% of the total revenue for the three months ending September 30, 2008. This large transaction caused our channel mix to shift to direct revenue from indirect. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. All sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 278%, or $26.1 million, increase in direct channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition.

Total revenue by geography is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Geographic mix:
United States	$53,687	78%	$23,408	79%	$30,279	129%
International:
Other Americas	3,527	5	968	3	2,559	264%
Europe—Middle East—Africa	8,438	12	4,030	14	4,408	109%
Asia Pacific	3,209	5	1,206	4	2,003	166%

Subtotal International:	15,174	22	6,204	21	8,970	145%

Total Revenue	$68,861	100%	$29,612	100%	$39,249	133%

Revenue from sales to customers outside the United States increased 145%, or $9.0 million, primarily as a result of the acquisition of Network General and increased sales to international telecommunications customers. However, the net $9.0 million increase in international revenue as a percent of the total remained relatively unchanged at 22% for the three months ended September 30, 2008 versus 21% for the three months ended September 30, 2007. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$12,057	17%	$5,204	18%	$6,853	132%
Service	5,289	8	1,809	6	3,480	192%

Total cost of revenue	$17,346	25%	$7,013	24%	$10,333	147%

Gross profit:
Product $	$27,456	40%	$13,707	46%	$13,749	100%
Product gross margin %	69%		72%
Service $	$24,059	35%	$8,892	30%	$15,167	171%
Service gross margin %	82%		83%
Total gross profit $	$51,515		$22,599		$28,916	128%
Total gross margin %	75%		76%

Product. The 132%, or $6.9 million, increase in cost of product revenue was primarily due to the 109% increase in product revenue during the three months ended September 30, 2008. A majority of the increase in revenue was associated with the acquisition of Network General. The product gross margin percentage decreased by three points from 72% to 69% for the three months ended September 30, 2008, due to the $1.0 million amortization of developed product technology and acquired software included as cost of product revenue. The number of units sold during the three months ended September 30, 2008 increased 43% compared to the number of units sold for the three months ended September 30, 2007. Average headcount in cost of product revenue was 26 and 20 for the three months ended September 30, 2008 and 2007, respectively.

Service. The 192%, or $3.5 million, increase in cost of service revenue was primarily due to a $1.9 million increase in personnel costs associated with our customer support and training groups and increases in allocated overhead costs such as higher internal IT spending, both resulting from the Network General acquisition. The 171%, or $15.2 million, increase in service gross profit corresponds with the 174%, or $18.6 million, increase in service revenue, offset by the 192%, or $3.5 million, increase in cost of services. Average headcount in cost of service revenue was 98 and 44 for the three months ended September 30, 2008 and 2007, respectively.

Gross profit. Our gross profit increased 128%, or $28.9 million. This increase was consistent with our revenue growth of 133%, or $39.2 million. The net effect of the combined increases in revenue and cost of revenue was a one point decrease in gross margin percentage from September 30, 2007 to September 30, 2008. This decrease in gross margin percentage is primarily attributable to $1.0 million in amortization of developed product technology.

Operating Expenses

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Research and development	$10,135	15%	$4,711	16%	$5,424	115%
Sales and marketing	25,739	37	11,126	37	14,613	131%
General and administrative	6,080	9	3,192	11	2,888	90%
Amortization of acquired intangible assets	490	1	—	—	490	100%

Total Operating Expenses	$42,444	62%	$19,029	64%	$23,415	123%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 115%, or $5.4 million, increase in research and development expenses is primarily due to increases in employee related expenses due to increases in headcount resulting from the Network General acquisition. Average headcount in research and development was 246 and 111 for the three months ended September 30, 2008 and 2007, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 131%, or $14.6 million, increase in total sales and marketing expenses was primarily due to a $10.5 million increase in employee related expenses primarily due to increased sales headcount and sales incentive compensation tied directly to the 133% increase in revenue as a result of the acquisition of Network General, $1.3 million in increased travel expenses, $597 thousand in increased allocated overhead costs such as higher internal

IT spending, $481 thousand in increased sales office and rent expense from the additional sales offices and $331 thousand in increased marketing expenses such as advertising and customer promotions. Average headcount in sales and marketing was 303 and 145 for the three months ended September 30, 2008 and 2007, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 90%, or $2.9 million, increase in general and administrative expenses was primarily due to a $1.9 million increase in employee related expenses mainly due to increased headcount, a $178 thousand increase in additional software licenses required for the additional headcount as a result of the Network General acquisition, and a $167 thousand increase in accounting fees. Average headcount in general and administrative was 105 and 56 for the three months ended September 30, 2008 and 2007, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The 100%, or $490 thousand, increase in amortization of acquired intangible assets was due to $490 thousand in amortization of the customer relationships and net beneficial leases acquired in the acquisition of Network General in November 2007.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,428)	(2)%	$1,061	4%	$(2,489)	(235)%

The 235%, or $2.5 million, decrease in interest and other income (expense), net was primarily due to the $1.6 million increase in interest expense associated with debt entered into as a result of the acquisition of Network General, a $483 thousand decrease in interest income due to the decrease in the balance of marketable securities as well as an overall decrease in interest rates received on these investments, and a $466 thousand increase in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2008 for fiscal year 2009 is 34.5%, compared to an estimated annual effective tax rate of 30.2% as of September 30, 2007 for fiscal year 2008. The increase in our effective tax rate is primarily due to the expiration of the federal research and development credit and an increase in our foreign and state tax provisions. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits and tax-exempt interest income. On October 3, 2008 Congress passed the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” which retroactively reinstated the federal research and development credit. The Company is assessing the impact of this new legislation and anticipates that the credit will provide a reduction to its 2009 effective tax rate.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Income tax expenses	$2,701	4%	$1,380	5%	$1,321	96%

Net income. Net income for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Net income	$4,942	7%	$3,251	11%	$1,691	52%

The 52%, or $1.7 million, increase in net income for the three months ended September 30, 2008 was mainly attributable to the increase in total product and service gross profit of 128%, or $28.9 million, offset by a 123%, or $23.4 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation as well as a $2.0 million increase in net interest expense.

Six Months Ended September 30, 2008 and 2007

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the six months ended September 30, 2008, one direct customer accounted for 10% of our total revenue, while no one indirect channel partner accounted for more than 10% of our total revenue. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the six months ended September 30, 2007.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$74,430	57%	$36,424	63%	$38,006	104%
Service	55,038	43	21,101	37	33,937	161%

Total Revenue	$129,468	100%	$57,525	100%	$71,943	125%

Product. The 104%, or $38.0 million, increase in product revenue, which includes hardware and software products, was primarily due to a corresponding increase in the number of units sold during the six month period ended September 30, 2008 offset by a decrease of approximately 9% in the average selling price per unit, due to product mix. The increase in units sold and decrease in unit price was due to the addition of high volume, lower priced products to our revenue mix from the Network General acquisition. Product revenue as a percent of total revenue decreased six points when compared to the six months ending September 30, 2007. This shift in revenue mix is attributable to the acquired Network General business.

Service. The 161%, or $33.9 million, increase in service revenue was primarily due to the expansion of our customer base due to the acquisition of Network General in November 2007 and an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed product base.

Total product and service revenue from direct and indirect channels are as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Indirect	$67,823	52%	$37,956	66%	$29,867	79%
Direct	61,645	48	19,569	34	42,076	215%

Total Revenue	$129,468	100%	$57,525	100%	$71,943	125%

The 79%, or $29.9 million, increase in indirect channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition as well as increased sales to the federal sector, which we sell to entirely through channel partners, and increased international sales which are almost exclusively sold through channel partners. Direct revenue as a percent of total revenue increased 14 points to 48% when compared to the six months ended September 30, 2007. We had one direct customer who accounted for 10% of the total revenue for the six months ended September 30, 2008. This large transaction caused our channel mix to shift to direct revenue from indirect. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 215%, or $42.1 million, increase in direct channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition.

Total revenue by geography is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Geographic mix:
United States	$100,036	77%	$46,210	81%	$53,826	116%
International:
Other Americas	7,036	5	1,920	3	5,116	266%
Europe—Middle East—Africa	14,904	12	6,661	11	8,243	124%
Asia Pacific	7,492	6	2,734	5	4,758	174%

Subtotal International:	29,432	23	11,315	19	18,117	160%

Total Revenue	$129,468	100%	$57,525	100%	$71,943	125%

Revenue from sales to customers outside the United States increased 160%, or $18.1 million, primarily as a result of the acquisition of Network General and increased sales to international telecommunications customers. Total international revenue accounted for 23% of total revenue for the six months ended September 30, 2008 compared to 19% for the six months ended September 30, 2007. This increase is due to a broad increase in international business but most notably in Other Americas where we had a 266% increase in revenue. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$22,403	17%	$9,856	17%	$12,547	127%
Service	10,280	8	3,608	6	6,672	185%

Total cost of revenue	$32,683	25%	$13,464	23%	$19,219	143%

Gross profit:
Product $	$52,027	40%	$26,568	46%	$25,459	96%
Product gross margin %	70%		73%
Service $	$44,758	35%	$17,493	30%	$27,265	156%
Service gross margin %	81%		83%
Total gross profit $	$96,785		$44,061		$52,724	120%
Total gross margin %	75%		77%

Product. The 127%, or $12.5 million, increase in cost of product revenue was primarily due to the 104% increase in product revenue during the six months ended September 30, 2008. A majority of the increase in revenue was associated with the acquisition of Network General. The product gross margin percentage decreased by three points from 73% to 70% for the six months ended September 30, 2008 and 2007, respectively, due to the $2.0 million amortization of developed product technology and acquired software included as cost of product revenue. The number of units sold during the six months ended September 30, 2008 increased 70% compared to the number of units sold for the six months ended September 30, 2007. Average headcount in cost of product revenue was 27 and 21 for the six months ended September 30, 2008 and 2007, respectively.

Service. The 185%, or $6.7 million, increase in cost of service revenue was primarily due to a $3.7 million increase in personnel costs associated with our customer support and training groups and increases in allocated overhead costs such as higher internal IT spending. The 156%, or $27.3 million, increase in service gross profit corresponds with the 161%, or $33.9 million, increase in service revenue, offset by the 185%, or $6.7 million, increase in cost of services. Average headcount in cost of service revenue was 96 and 44 for the six months ended September 30, 2008 and 2007, respectively.

Gross profit. Our gross profit increased 120%, or $52.7 million. This increase was consistent with our revenue growth of 125%, or $71.9 million. The net effect of the combined increases in revenue and cost of revenue was a two point decrease in gross margin percentage from September 30, 2007 to September 30, 2008. This decrease in gross margin percentage is primarily attributable to $2.0 million in amortization of developed product technology as well as the increased service costs attributable to the higher headcount.

Operating Expenses

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Research and development	$20,308	16%	$9,246	16%	$11,062	120%
Sales and marketing	49,798	38	22,355	39	27,443	123%
General and administrative	12,611	10	6,025	10	6,586	109%
Amortization of acquired intangible assets	981	1	6	—	975	16,250%

Total Operating Expenses	$83,698	65%	$37,632	65%	$46,066	122%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 120%, or $11.1 million, increase in research and development expenses is primarily due to increases in employee related expenses due to increases in headcount. Average headcount in research and development was 249 and 108 for the six months ended September 30, 2008 and 2007, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 123%, or $27.4 million, increase in total sales and marketing expenses was primarily due to a $19.9 million increase in employee related expenses primarily due to increased sales headcount and sales incentive compensation tied directly to the 125% increase in revenue as a result of the acquisition of Network General, $2.2 million in increased travel expenses, $1.1 million in increased allocated overhead costs such as higher internal IT spending, $933 thousand in increased sales office and rent expense from the additional sales offices and $634 thousand in increased marketing expenses such as advertising and customer promotions. Average headcount in sales and marketing was 303 and 147 for the six months ended September 30, 2008 and 2007, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 109%, or $6.6 million, increase in general and administrative expenses was primarily due to a $4.1 million increase in employee related expenses mainly due to increased headcount, a $1.1 million increase in depreciation as a result of the Network General acquisition as well as the implementation of the Enterprise Resource Planning, or ERP, system on August 1, 2007, a $437 thousand increase in additional software licenses required for the additional headcount as a result of the Network General acquisition, a $382 thousand increase in accounting fees and a $101 thousand increase in legal expenses. Average headcount in general and administrative was 104 and 55 for the six months ended September 30, 2008 and 2007, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The $975 thousand increase in amortization of acquired intangible assets was due to amortization of the customer relationships and net beneficial leases acquired in the acquisition of Network General in November 2007, offset by a $6 thousand decrease in Quantiva non-compete agreement amortization expense which became fully amortized during the first quarter of fiscal year 2008.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(3,181)	(2)%	$2,070	4%	$(5,251)	(254)%

The 254%, or $5.3 million, decrease in interest and other income (expense), net was primarily due to the $3.5 million increase in interest expense associated with debt entered into as a result of the acquisition of Network General, a $839 thousand decrease in interest income due to the decrease in the balance of marketable securities as well as an overall decrease in interest rates received on these investments, and a $879 thousand increase in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the US dollar.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2008 for fiscal year 2009 is 34.5%, compared to an estimated annual effective tax rate of 30.2% as of September 30, 2007 for fiscal year 2008. The increase in our effective tax rate is primarily due to the expiration of the federal research and development credit and an increase in our foreign and state tax provisions. Generally, the estimated annual effective tax rates differ from the federal statutory and state tax rates primarily due to the impact of federal and state tax credits and tax-exempt interest income. On October 3, 2008 Congress passed the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” which retroactively reinstated the federal research and development credit. The Company is assessing the impact of this new legislation and anticipates that the credit will provide a reduction to its 2009 effective tax rate.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Income tax expenses	$3,467	3%	$2,568	4%	$899	35%

Net income. Net income for the six months ended September 30, 2008 and 2007 is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Net income	$6,439	5%	$5,931	10%	$508	9%

The 9%, or $508 thousand, increase in net income for the six months ended September 30, 2008 was mainly attributable to the increase in total product and service gross profit of $52.7 million, offset by a $46.1 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation as well as a $4.4 million increase in net interest expense.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2008	March 31, 2008
Cash and cash equivalents	$64,810	$56,702
Short-term marketable securities	13,053	10,465
Long-term marketable securities	31,487	33,764

Cash, cash equivalents, and marketable securities	$109,350	$100,931

At September 30, 2008, we had a revolving credit facility with a syndicate of lenders led by KeyBank which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of September 30, 2008, we were in compliance with all covenants. As of September 30, 2008, no amounts were outstanding under the revolving credit facility.

Our long-term marketable securities include investments in auction rate securities valued at $31.5 million at September 30, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. Historically, this auction process has provided liquidity and has supported a short-term classification of these securities on the balance sheet. Beginning in February 2008 and continuing through the date of this report, uncertainties in the credit markets resulted in failed auctions and a lack of short-term liquidity for these securities. The auction rate securities held by NetScout at September 30, 2008 have maturity dates ranging from December 2032 through December 2039. All of our auction rate securities are AAA or AA rated and collateralized by student loans with underlying support by the federal government through the FFELP and by monoline insurance companies. We have concluded that no other-than-temporary impairment has occurred because we believe that the declines in fair value that occurred during 2008 are due to general market conditions, these investments continue to be of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in market value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and we may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements” and FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” At September 30, 2008, we valued these securities at their fair value using a discounted cash flow model that estimated future interest income using maximum rate formulas applicable to each of these securities which considers historical spreads for benchmark rates included in these formulas as well as U.S. Treasuries. Our model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of September 30, 2008, historical spreads in comparison to U.S. Treasuries at the last date which the market was considered active for these securities, and a liquidity risk premium of 300 basis points. As these securities have retained their credit ratings, we have not applied a credit spread to our discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at 37 months. This valuation resulted in a cumulative temporary decline in value of $2.3 million as of September 30, 2008 recorded within accumulated other comprehensive income (loss) on the balance sheet. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of our securities.

Cash and cash equivalents were impacted by the following:

	Six Months Ended September 30, (In Thousands)
	2008	2007
Net cash provided by operating activities	$12,712	$9,806
Net cash (used in) provided by investing activities	$(5,293)	$1,717
Net cash provided by financing activities	$401	$1,475

Net cash provided by operating activities

Net cash provided by operating activities amounted to $12.7 million and $9.8 million during the six months ended September 30, 2008 and 2007, respectively. The primary sources of operating cash flow in the six months ended September 30, 2008 included net income of $6.4 million, adjusted to exclude the effects of non-cash items of $9.6 million, including depreciation and amortization and share-based compensation expense, a $6.1 million decrease in accounts receivable resulting from the timing of cash collections and shipments, and a $8.9 decrease in prepaid expenses and other assets mainly due to in-sourcing the Network General inventory, offset by a $7.1 million decrease in accrued compensation and other expenses resulting from the timing of payments for payroll, commissions and incentive compensation as well as accrued severance in accordance with the Network General acquisition. Both cash collections and shipments reflect by the recognition of revenue during the second quarter of a large deferred product order that had shipped and been paid in a prior quarter. The primary sources of operating cash flow in the six months ended September 30, 2007 included net income of $5.9 million, adjusted to exclude the effects of non-cash items of $2.7 million, including depreciation and amortization and share-based compensation expense, a $1.5 million increase in accounts payable due to timing of payments, and a $1.1 million increase in accrued compensation resulting from the timing of payments for payroll, commissions and incentive compensation, offset by a $1.1 million increase in prepaid and other assets due to costs associated with the definitive agreement to acquire Network General, a $392 thousand increase in accounts receivable resulting from the timing of cash collections and sales, and a $284 thousand increase in inventory due to build up of inventory due to increased order volume.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $5.3 million for the six months ended September 30, 2008. This includes the purchase of marketable securities of $6.0 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $3.6 million and the purchase of fixed assets to support our infrastructure of $2.9 million. Net cash provided by investing activities was $1.7 million for the six months ended September 30, 2007. For the six months ended September 30, 2007, cash provided by investing activities reflects the proceeds from the maturity of marketable securities due to cash management activities of $20.2 million offset by the purchase of marketable securities of $16.0 million and the purchase of fixed assets to support our infrastructure of $2.6 million.

Net cash provided by financing activities

Net cash provided by financing activities was $401 thousand and $1.5 million for the six months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options in the amount of $2.4 million and $1.3 million, respectively. For the six months ended September 30, 2008 and 2007, cash provided by financing activities also included a tax benefit from stock options exercised of $485 thousand and $186 thousand, respectively. For the six months ended September 30, 2008 cash provided by financing activities was offset by a $2.5 million repayment of long-term debt.

Liquidity

We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and scheduled principal and interest payments on our debt for at least the next 12 months. If demand for our product were to decrease substantially, our ability to generate cash flow sufficient for our short-term working capital and expenditure needs could be materially impacted.

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

Recently Issued Accounting Pronouncements

On October 10, 2008 the FASB issued FASB Staff Position (FSP) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This Staff Position clarifies the application of FASB 157 for markets that are dislocated and not active and illustrates key considerations for companies when determining the fair value of financial assets in such markets. We believe that the market for our auction rate securities is not active and consequently considered the principles of FAS 157-3 in our determination of fair value of the securities. Specifically, we completed an assessment of these securities by applying judgment and assumptions to our internal risk-adjusted cash flow models in order to derive the fair value of the auction rate securities presented as of September 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our financial position and results of operations. We did not have any derivative instruments or hedging activities.

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. We adopted FSP No. 157 beginning April 1, 2008 and deferred the application of SFAS No. 157 to nonfinancial assets and liabilities until April 1, 2009.

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

Long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, auction rate securities and municipal obligations. NetScout’s primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. As a result of their illiquidity, we have recorded a temporary impairment at September 30, 2008 against the carrying value of our auction rate securities. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. We are exposed to interest rate risk related to our term loan. As of September 30, 2008, we owed $96.3 million on this loan with a weighted average interest rate of 5.9375%. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $555 thousand, respectively.

NetScout’s exposure to currency exchange rate fluctuations historically has been limited. Prior to the acquisition of Network General, all of our revenue transactions were extended in U.S. dollars. Currently, the substantial majority of our revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as payroll, rent and office expense in the local currency, and, therefore, currency exchange rate fluctuations could have an adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

NetScout currently holds investments in auction rate securities valued at $31.5 million at September 30, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. Historically, this auction process has provided liquidity and has supported a short-term classification of these securities on the balance sheet. Beginning in February 2008 and continuing through the date of this report, uncertainties in the credit markets have resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long term marketable securities on the balance sheet. The auction rate securities held by NetScout at September 30, 2008 have maturity dates ranging from December 2032 through December 2039. All of NetScout’s auction rate securities are AAA or AA rated and collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. NetScout has concluded that no other-than-temporary impairment has occurred because we believe that the declines in fair value that occurred during 2008 are due to general market conditions, these investments continue to be of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in market value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and we may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements” and FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” At September 30, 2008, NetScout valued these securities at their fair value using a discounted cash flow model that estimated future interest income using maximum rate formulas applicable to each of these securities which considers historical spreads for benchmark rates included in these formulas as well as U.S. Treasuries. Our model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of September 30, 2008, historical spreads in comparison to U.S. Treasuries at the last date which the market was considered active for these securities, and a liquidity risk premium of 300 basis points. As these securities have retained their credit ratings, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at 37 months. This valuation resulted in a cumulative temporary decline in value of $2.3 million as of September 30, 2008 recorded within accumulated other comprehensive income (loss) on the balance sheet. The estimate fair value of our auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of these securities.

Item 4.	Controls and Procedures

As of September 30, 2008, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2006, we were sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requests injunctive relief, unspecified damages, expenses, and reasonable attorneys’ fees. Specifically, DSC alleges that we are infringing United States Letters Patent Nos. 5,701,400, and 5,537,590. Our Answer to DSC’s Complaint denied the allegations of patent infringement and asserted counterclaims seeking a judgment that we have not infringed and that the patents are invalid. On June 17, 2008, we amended our defenses and counterclaims to allege that the patents are also unenforceable due to inequitable conduct as a result of the patent holder’s committing fraud on the Patent Office in connection with the prosecution of the patents’ applications. DSC has added additional co-defendants over the course of the proceedings. On August 12, 2008, the Court granted our motion to compel DSC to produce hundreds of documents that the Court ruled DSC had improperly withheld on grounds of attorney-client privilege. Our motion was successful, because the Court agreed with our position that, among other things, hundreds of documents DSC was seeking to protect were not privileged simply because in-house counsel was engaged in DSC’s business operations. DSC appealed the order to the United States Court of appeals for the Federal Circuit, and the District Court stayed the case pending the appeal. Before the stay of the proceedings, we were engaged in discovery with DSC. We believe the plaintiff’s claims have no merit and will defend the lawsuit vigorously.

On or about August 1, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As discussed in Note 7, we acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed a substantially similar complaint in the Superior Court of New Jersey that was dismissed on May 30, 2008. On September 23, 2008 the defendants moved to dismiss the complaint in its entirety on several grounds. The plaintiffs opposed that motion, and a hearing was held on October 23, 2008. The Court ruled that the Complaint was defective and dismissed the plaintiffs’ claims in their entirety, but granted the plaintiffs leave to replead within 20 days. We believe the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008 and the risk factors listed below. The risks discussed in our Annual Report on Form 10-K and below could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Uncertain conditions in the global economy and constraints in the global credit market may adversely affect our revenue and results of operations. Disruptions in the current global economy and constraints in the global credit market may cause some of our customers to reduce, delay, or cancel spending on capital and technology projects, resulting in reduced spending with us. While some industry sectors such as government and telecommunications may be less susceptible to the effects of an economic slowdown, our enterprise customers may be adversely affected, especially in financial services and consumer industries. Continued volatility in and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our results of operations. Further, competitors may respond to economic conditions by lowering their prices, which could put pressure on our pricing. We could also experience lower than anticipated order levels, cancellations of orders in backlog, and extended payment or delivery terms.

Constraints in the global credit market may affect our ability to obtain credit on favorable terms or at all and to refinance any debt facilities. If conditions in the global credit markets do not improve, we may be limited in our ability to obtain credit or obtain credit on favorable terms and could increase our borrowing costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2009, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 11 to the condensed consolidated financial statements attached hereto.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on September 10, 2008, NetScout’s stockholders took the following actions:

(1)	NetScout stockholders elected each of Joseph G. Hadzima, Jr. and Stephen G. Pearse, each Class III directors, to a three-year term expiring at NetScout’s annual meeting of stockholders in 2011 or until each director’s respective successor has been duly elected and qualified or until each director’s earlier resignation or removal. The election of the directors was determined by a plurality of the votes cast at the 2008 annual meeting. With respect to the election of Mr. Hadzima, the votes were cast as follows: 36,019,126 shares of common stock voted for the election of Mr. Hadzima; 1,210,325 shares of common stock were withheld as to the election of Mr. Hadzima. With respect to the election of Mr. Pearse, the votes were cast as follows: 36,291,767 shares of common stock voted for the election of Mr. Pearse; 937,684 shares of common stock were withheld as to the election of Mr. Pearse. No other persons were nominated, nor received votes, for election as a director of NetScout at the 2008 annual meeting. The other directors of NetScout whose terms continued after the 2008 annual meeting were Victor A. DeMarines, John R. Egan, Stuart M. McGuigan, Vincent J. Mullarkey, and Anil K. Singhal. As previously disclosed, on April 30, 2008, Brian Taylor informed our Board of Directors that he would not stand for re-election at the 2008 annual meeting, and Kenneth Y. Hao informed the Board that he also was resigning from the Board effective immediately after the 2008 annual meeting.

(2)	NetScout’s stockholders ratified the selection of the firm of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the fiscal year ending March 31, 2009. With respect to such matter, the votes were cast as follows: 36,281,075 shares of common stock voted for the proposal; 941,111 shares of common stock voted against the proposal; 7,265 shares of common stock abstained.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 7, 2008	/s/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 7, 2008	/s/ DAVID P. SOMMERS
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2008	/s/ JEFFREY R. WAKELY
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