Form 10-Q
period 2008-12-31
NETSCOUT SYSTEMS INC
filed 2009-02-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 5, 2009 was 40,162,440.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$63,204	$56,702
Marketable securities	25,353	10,465
Accounts receivable, net of allowance for doubtful accounts of $186 and $86 at December 31, 2008 and March 31, 2008, respectively	45,979	32,048
Inventories	7,955	12,083
Refundable income taxes	5,751	5,036
Deferred income taxes	4,257	6,052
Prepaid expenses and other current assets	5,673	13,546

Total current assets	158,172	135,932
Fixed assets, net	13,965	16,729
Goodwill	131,754	131,802
Acquired intangible assets, net	61,095	65,569
Deferred income taxes	35,812	34,891
Long-term marketable securities	30,658	33,764
Other assets	1,542	2,250

Total assets	$432,998	$420,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,688	$9,207
Accrued compensation	22,719	23,594
Accrued other	7,067	7,805
Income taxes payable	5,076	1,065
Long-term debt, current portion	10,000	6,250
Deferred revenue	69,330	74,257

Total current liabilities	120,880	122,178
Other long-term liabilities	804	917
Accrued long-term retirement benefits	1,309	1,245
Long-term deferred revenue	7,476	6,764
Long-term debt, net of current portion	85,000	92,500

Total liabilities	215,469	223,604

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2008 and March 31, 2008	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 43,890,018 and 43,370,802 shares issued and 39,358,001 and 38,838,785 shares outstanding at December 31, 2008 and March 31, 2008, respectively	44	43
Additional paid-in capital	189,491	182,789
Accumulated other comprehensive income (loss)	(635)	246
Treasury stock at cost, 4,532,017 shares at December 31, 2008 and March 31, 2008	(28,939)	(28,939)
Retained earnings	57,568	43,194

Total stockholders’ equity	217,529	197,333

Total liabilities and stockholders’ equity	$432,998	$420,937

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Product	$42,940	$36,085	$117,370	$72,509
Service	29,110	17,656	84,148	38,757

Total revenue	72,050	53,741	201,518	111,266

Cost of revenue:
Product (1)	10,755	11,627	33,158	21,483
Service (1)	5,271	4,056	15,551	7,665

Total cost of revenue	16,026	15,683	48,709	29,148

Gross profit	56,024	38,058	152,809	82,118

Operating expenses:
Research and development (1)	9,900	9,272	30,208	18,518
Sales and marketing (1)	25,219	21,463	75,017	43,817
General and administrative (1)	7,149	9,454	19,760	15,479
Amortization of acquired intangible assets	490	314	1,471	320

Total operating expenses	42,758	40,503	126,456	78,134

Income (loss) from operations	13,266	(2,445)	26,353	3,984
Interest and other income (expense), net:
Interest income	473	866	1,741	2,973
Interest expense	(1,560)	(1,955)	(5,134)	(1,986)
Other expense, net	(180)	(254)	(1,055)	(260)

Total interest and other income (expense), net	(1,267)	(1,343)	(4,448)	727

Income (loss) before income taxes	11,999	(3,788)	21,905	4,711
Income tax expense (benefit)	4,064	(682)	7,531	1,886

Net income (loss)	$7,935	$(3,106)	$14,374	$2,825

Basic net income (loss) per share attributable to common shareholders	$0.20	$(0.09)	$0.37	$0.08
Diluted net income (loss) per share attributable to common shareholders	$0.20	$(0.09)	$0.35	$0.08
Weighted average common shares outstanding used in computing:
Weighted average shares outstanding—basic	39,334	36,495	39,164	33,651
Weighted average shares outstanding—diluted	40,506	36,495	40,707	35,065
(1) Share-based compensation expenses included in these amounts are as follows:

Cost of product revenue	$27	$2	$80	$23
Cost of service revenue	57	15	151	42
Research and development	278	80	889	264
Sales and marketing	532	152	1,573	473
General and administrative	328	94	908	254

	$1,222	$343	$3,601	$1,056

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,374	$2,825
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,614	5,077
Loss on disposal of fixed assets	333	13
Inventory write-down	340	205
Share-based compensation expense associated with equity awards	3,601	1,056
Deferred income taxes	1,796	(138)
Changes in assets and liabilities , net of the effects of acquisitions
Accounts receivable	(13,931)	(9,531)
Inventories	3,788	(1,082)
Refundable income taxes	(715)	(621)
Prepaid expenses and other current assets	7,911	(948)
Other assets	749	397
Accounts payable	(2,519)	2,780
Accrued compensation and other expenses	(1,662)	1,801
Income taxes payable	4,011	647
Deferred revenue	(4,215)	11,939

Net cash provided by operating activities	24,475	14,420

Cash flows from investing activities:
Purchase of marketable securities	(27,254)	(16,372)
Proceeds from maturity of marketable securities	13,352	68,379
Purchase of fixed assets	(3,702)	(3,433)
Acquisition of Network General, net of cash acquired	—	(30,929)

Net cash (used in) provided by investing activities	(17,604)	17,645

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,541	2,343
Proceeds from issuance of long-term debt, net of issuance costs	—	99,040
Repayment of long-term debt	(3,750)	(100,000)
Excess tax benefit from stock options exercised	561	—

Net cash (used in) provided by financing activities	(648)	1,383

Effect of exchange rate changes on cash and cash equivalents	279	124

Net increase in cash and cash equivalents	6,502	33,572
Cash and cash equivalents, beginning of period	56,702	18,925

Cash and cash equivalents, end of period	$63,204	$52,497

Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the acquisition of Network General	$—	$56,100
Issuance of Debt in connection with the acquisition of Network General	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of December 31, 2008 and for the three and nine months ended December 31, 2008 and 2007, respectively, have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results of operations for the year ending March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the SEC on June 16, 2008.

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable are carried at their approximate fair values. Long-term marketable securities, which consist of auction rate securities, are stated at fair value based on discounted cash flow calculations. At December 31, 2008 and March 31, 2008, no one customer or channel partner accounted for more than 10% of the accounts receivable balance. During the three and nine months ended December 31, 2008 and 2007, respectively, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future, and, accordingly, the Company does not require collateral.

3.	Share-Based Compensation

The 1999 Stock Option Plan and the 2007 Equity Incentive Plan, which replaced the 1999 Stock Option Plan effective as of September 12, 2007, permit the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees, officers and directors of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, or SFAS 123R, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees, officers and directors. Share-based award grants are measured at fair value on the date of grant based on the number of shares granted, the quoted price of the Company’s common stock and certain assumptions used in the valuation model. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period depending upon to whom the underlying award has been granted. During the three and nine months ended December 31, 2008 and 2007, share-based compensation expense was $1.2 million, $343 thousand, $3.6 million and $1.1 million, respectively.

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

Marketable Securities

The following is a summary of marketable securities held by NetScout at December 31, 2008 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$22,355	$103	$22,458
Corporate bonds	1,336	7	1,343
Commercial paper	2,738	5	2,743
Less: restricted investment	(1,153)	(38)	(1,191)

Total short-term investments	25,276	77	25,353

Auction rate securities	33,056	(2,398)	30,658

Total long-term investments	33,056	(2,398)	30,658

	$58,332	$(2,321)	$56,011

Maturity dates for short-term marketable securities held at December 31, 2008 range from January 2009 to October 2009. Maturity dates for long-term marketable securities held at December 31, 2008, which consist of auction rate securities, range from December 2032 to December 2039.

The following is a summary of marketable securities held by NetScout at March 31, 2008, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$11,532	$92	$11,624
Less: restricted investment	(1,150)	(9)	(1,159)

Total short-term investments	10,382	83	10,465

Auction rate securities	34,048	(284)	33,764

Total long-term investments	34,048	(284)	33,764

	$44,430	$(201)	$44,229

Maturity dates for short-term marketable securities held at March 31, 2008 range from June 2008 to December 2008. Maturity dates for long-term marketable securities held at March 31, 2008, which consist of auction rate securities, range from December 2032 to December 2039.

The Company’s long-term marketable securities include investments in auction rate securities valued at $30.7 million at December 31, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of its securities every 35 days. This mechanism was structured to allow existing investors to rollover their holdings and continue to own their respective securities or to liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, uncertainties in the credit markets have resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long-term marketable securities on the consolidated balance sheet. As of December 31, 2008, the Company’s auction rate securities consisted of six positions issued by municipal agencies with a total par value of $33.1 million and a current estimated market value totaling $30.7 million. These auction rate securities have maturity dates ranging from December 2032 through December 2039. These investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. For further information on the Company’s approach to valuing these securities refer to Note 5. During the quarter ended December 31, 2008, a partial call transaction was closed related to one of its auction rate securities. As a result of the call, NetScout received proceeds of $400 thousand, which represented a recovery of the full par value of a portion of this particular security.

Based on the Company’s expected operating cash flows and the Company’s other sources of cash, the Company does not expect the lack of liquidity in these investments to affect its ability to execute its current business plan.

Restricted Cash

NetScout has a cash balance of $122 thousand at December 31, 2008 in the form of a deposit in a money market fund that was restricted from withdrawal. The deposit serves as collateral for a letter of credit relating to a leasehold improvement on one of its facilities and is included under restricted cash in its consolidated balance sheet. The restriction on the money market fund has no impact on the fair value as the restriction would not pass to another party in the event of the transfer of the cash.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.2 million, which is included in prepaid and other current assets. As of December 31, 2008, there were unrealized losses of $38 thousand recorded as accumulated other comprehensive income (loss) related to this investment. At March 31, 2008, there were unrealized gains of $9 thousand recorded as accumulated other comprehensive income (loss). The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

5.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No.157, “Fair Value Measurements”, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The Company adopted SFAS 157 as of April 1, 2008.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities. The Company’s investment instruments, except for auction rate securities, listed below are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. The Company’s auction rate securities are classified as Level III of the fair value hierarchy due to the limited market data for pricing these securities.

The following table summarizes the valuation of the Company’s marketable securities by the above SFAS No. 157 categories as of December 31, 2008 (in thousands):

	Total Fair value	Level I	Level II	Level III
Commercial paper	$2,743	$2,743	$—	$—
Corporate bonds	1,343	1,343	—	—
Auction rate securities	30,658	—	—	30,658
U.S. government and municipal obligations	22,458	22,458	—	—
Less: restricted investment	(1,191)	(1,191)	—	—

	$56,011	$25,353	$—	$30,658

At December 31, 2008, the Company valued its auction rate securities at their fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of December 31, 2008, historical spreads in comparison to U.S. Treasuries at the last date which the market was considered active for these securities, and a liquidity risk premium of 300 basis points. As these securities have retained investment grade credit ratings, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at 37 months. This valuation resulted in a cumulative temporary decline in value of approximately $1.5 million net of tax as of December 31, 2008 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents an incremental decline in value of approximately $86 thousand net of tax during the quarter resulting from a decline in the underlying interest rates used in its valuation models. The Company has concluded that no other-than-temporary impairment has occurred because it believes that the declines in fair value that have occurred during fiscal 2009 are due to general market conditions, these investments continue to be of high credit quality, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of the Company’s auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of its securities. There is no assurance as to when liquidity will return to this investment class, and therefore, the Company continues to monitor and evaluate these securities.

On October 10, 2008, the FASB issued FASB Staff Position (FSP) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This FSP clarifies the application of SFAS 157 for markets that are dislocated and not active and illustrates key considerations for companies when determining the fair value of financial assets in such markets. The Company believes that the market for its auction rate securities is not active and consequently considered the principles of FSP 157-3 in its determination of fair value of such securities. Specifically, the Company completed an assessment of these securities by applying judgment and assumptions to its internal risk-adjusted cash flow models in order to derive the fair value of the auction rate securities presented as of December 31, 2008.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level III in the fair value hierarchy (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs Level III
Balance at September 30, 2008	$31,487
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(689)
Included in other comprehensive income (loss)	(140)

Balance at December 31, 2008	$30,658

Balance at April 1, 2008	$33,764
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(992)
Included in other comprehensive income (loss)	(2,114)

Balance at December 31, 2008	$30,658

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	December 31, 2008	March 31, 2008
Raw materials	$4,456	$4,068
Work in process	237	216
Finished goods	3,262	7,799

	$7,955	$12,083

7.	Acquisition

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

The aggregate purchase price was $212 million, including $53 million of cash, $100 million of NetScout’s senior secured floating rate notes (see Note 9), six million shares of common stock valued at $56 million, and $3 million of capitalized acquisition costs. The value of the common shares was determined for purchase accounting purposes based on the average market price of NetScout’s common shares over the period commencing 2 days before and ending 2 days after the date the terms of the acquisition were publicly announced. Capitalized acquisition costs consist of fees for legal, consulting, and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, or SFAS 141, and SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The purchase price allocation includes a liability of $4.6 million associated with work force reductions in the acquired business. This liability includes severance and benefits for 47 employees, of which $4.1 million was paid through December 31, 2008. The following table summarizes the allocation of the purchase price (in thousands):

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

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from newer product lines, increased market share and synergies related to the integration of Network General with the Company’s nGenius Performance Management System. Goodwill from the Network General acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Network General is not deductible for tax purposes. Based on information obtained during the three months ended September 30, 2008, goodwill was reduced by a total of $48 thousand due to adjustments related to the opening balance sheet amounts of Network General’s accounts receivables and accrued liabilities. The purchase price is no longer preliminary.

The following table reflects the fair value of the acquired identifiable intangible assets (in thousands) and related estimates of useful lives:

	Fair Value	Useful Life (Years)
Developed product technology	$19,900	5
Customer relationships	29,200	15.5
Trade name	18,600	Indefinite
Net beneficial leases	336	4.2

	$68,036

The following unaudited pro forma information presents a summary of the historical combined statements of operations of the Company and Network General for the three and nine months ended December 31, 2007, giving effect to the acquisition as if it occurred on October 1, 2007 and April 1,2007, respectively (in thousands, except per share data):

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Pro forma revenue	$68,298	$194,189
Pro forma net loss	(3,236)	(5,050)
Pro forma loss per share:
Basic	(0.08)	(0.13)
Diluted	(0.08)	(0.13)
Pro forma shares outstanding:
Basic	38,517	39,651
Diluted	38,517	39,651

The pro forma net loss and net loss per share for each period presented is principally comprised of adjustments for amortization of intangibles, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

8.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $131.8 million as of December 31, 2008 and March 31, 2008. The Company’s goodwill resulted from the acquisition of Network General in November 2007 (see Note 7), the acquisition of substantially all of the assets of Quantiva, Inc., or Quantiva, in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If an indication of goodwill impairment arises, the Company tests for impairment at the reporting unit level using a two-step, fair-value based approach. The first step determines the fair value of the reporting unit and compares it to the reporting unit’s carrying value. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to its tangible and intangible assets and liabilities, deriving an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in income equal to that excess.

Acquired Intangible Assets

The carrying amounts of acquired intangible assets were $61.1 million and $65.6 million as of December 31, 2008 and March 31, 2008, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired trade name which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Acquired intangible assets consist of the following as of December 31, 2008 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$4,643	$15,257
Customer relationships	29,200	2,198	27,002
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	100	236
Software	1,255	1,255	—

	$69,291	$8,196	$61,095

Amortization of developed product technology and acquired software included as cost of product revenue was $995 thousand and $3.0 million for the three and nine months ended December 31, 2008, respectively. Amortization of other acquired intangible assets included as operating expense was $490 thousand and $1.5 million for the three and nine months ended December 31, 2008, respectively.

Acquired intangible assets consist of the following as of March 31, 2008 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$1,658	$18,242
Customer relationships	29,200	785	28,415
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	41	295
Software	1,255	1,238	17

	$69,291	$3,722	$65,569

Amortization of developed product technology and software included as cost of product revenue was $768 thousand and $977 thousand for the three and nine months ended December 31, 2007, respectively. Amortization of other acquired intangible assets included as operating expense was $314 thousand and $320 thousand for the three and nine months ended December 31, 2007, respectively.

The following is the expected future amortization expense as of December 31, 2008 for the years ended March 31 (in thousands):

2009 (remaining three months)	$1,485
2010	5,941
2011	5,941
2012	5,926
2013	4,206
Thereafter	18,996

$42,495

The weighted average useful life of acquired intangible assets is 11 years.

9.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General (see Note 7). The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts are outstanding under the revolving credit facility as of December 31, 2008.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. From December 21, 2007 until February 29, 2008, the applicable margin for Alternative Base Rate loans was 175 basis points and 300 basis points for Eurodollar Rate loans. For the period December 21, 2007 through February 29, 2008, the term loan incurred interest at 7.75%. Commencing with the delivery of the Company’s financial statements for the quarter ended December 31, 2007, the applicable margin began to vary depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted EBITDA. At March 31, 2008, the term loan incurred interest at 7.50%. As of December 31, 2008, the applicable interest rate on the term loan was 4.375%, and the Company expects this to be the rate in effect until June 30, 2009. While outstanding, the Company’s senior secured floating rate notes incurred interest at 9.91%.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of December 31, 2008, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2009 (remaining three months)	$2,500
2010	10,000
2011	11,250
2012	15,000
2013	56,250

$95,000

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of December 31, 2008, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries commencing as of March 31, 2009, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. For the nine months ended December 31, 2008, there were no required payments relating to the annual excess cash flows of the Company. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company capitalized $1.0 million of debt issuance costs associated with the origination of the Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $766 thousand as of December 31, 2008 is included as deferred financing costs in the Company’s consolidated balance sheet.

10.	Commitments and Contingencies

Contingencies

On December 14, 2006, the Company was sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requests injunctive relief, unspecified damages, expenses, and reasonable attorneys’ fees. Specifically, DSC alleges that the Company is infringing United States Letters Patent Nos. 5,701,400, and 5,537,590. The Company’s Answer to DSC’s Complaint denied the allegations of patent infringement and asserted counterclaims seeking a judgment that it has not infringed and that the patents are invalid. On June 17, 2008, the Company amended its defenses and counterclaims to allege that the patents are also unenforceable due to inequitable conduct as a result of the patent holder’s committing fraud on the Patent Office in connection with the prosecution of the patents’ applications. DSC has added additional co-defendants over the course of the proceedings. On August 12, 2008, the Court granted our motion to compel DSC to produce hundreds of documents that the Court ruled DSC had improperly withheld on grounds of attorney-client privilege. The Company’s motion was successful, because the Court agreed with our position that, among other things, hundreds of documents DSC was seeking to protect were not privileged simply because in-house counsel was engaged in DSC’s business operations. DSC appealed the order to the United States Court of Appeals for the Federal Circuit, and the District Court stayed the case pending the appeal. The United States Court of Appeals for the Federal Circuit upheld the lower court’s decision granting Company’s motion to compel and requiring DSC to disclose the documents requested during discovery. On January 14, 2009, the Court lifted the stay. The Company believes the plaintiff’s claims have no merit; however, in accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has accrued in the quarter ended December 31, 2008, an amount reflecting its best estimate of its exposure to resolve this litigation. The Company believes that the amount accrued at December 31, 2008 is not material to the ongoing operations and financial condition of the Company.

On or about August 1, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As discussed in Note 7, the Company acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed a substantially similar complaint in the Superior Court of New Jersey that was dismissed on May 30, 2008. On September 23, 2008 the defendants moved to dismiss the complaint in its entirety on several grounds. The plaintiffs opposed that motion, and following a hearing, on October 23, 2008 the Court ruled that the complaint was defective and dismissed the plaintiffs’ claims in their entirety, but granted the plaintiffs’ leave to replead within 20 days. The plaintiffs filed an amended complaint and the Company responded on January 5, 2009, by filing a motion to dismiss plaintiff’s amended complaint. The Company believes the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

11.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through December 31, 2008, the Company had repurchased a total of 486,794 shares of common stock. The Company did not repurchase any shares during the nine months ended December 31, 2008.

12.	Net Income (Loss) Per Share

Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Basic:
Net income (loss)	$7,935	$(3,106)	$14,374	$2,825

Weighted average common shares outstanding	39,334,140	36,495,420	39,163,963	33,651,053

Basic net income (loss) per share	$0.20	$(0.09)	$0.37	$0.08

Diluted:
Net income (loss)	$7,935	$(3,106)	$14,374	$2,825

Weighted average common shares outstanding	39,334,140	36,495,420	39,163,963	32,651,053
Weighted average stock options	764,149	—	1,047,591	1,231,037
Weighted average restricted stock units	407,638	—	495,028	182,746

Diluted weighted average shares	40,505,927	36,495,420	40,706,582	35,064,836

Diluted net income (loss) per share	$0.20	$(0.09)	$0.35	$0.08

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Stock options	324,902	1,643,438	223,719	260,256
Restricted stock units	145,735	218,003	37,806	736

Total	470,637	1,861,441	261,525	260,992

13.	Comprehensive Income (Loss)

Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities and restricted investments and foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended December 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$7,935	$(3,106)	$14,374	$2,825
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	905	38	(1,169)	81
Foreign currency translation	—	59	288	59

Comprehensive income (loss)	$8,840	$(3,009)	$13,493	$2,965

14.	Income Taxes

In June 2006, the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. The Company adopted FIN 48 as of April 1, 2007, as required. There was no cumulative adjustment to beginning retained earnings related to the implementation of FIN 48.

All of the Company’s unrecognized tax benefits, if recognized prior to April 1, 2009, would be recorded as a decrease to the goodwill related to the Network General acquisition. However, following adoption of SFAS No. 141R effective April 1, 2009 (see Note 16), changes to the Company’s unrecognized tax benefits will be recorded through the provision for income taxes. The Company is currently evaluating the impact, if any, of the adoption of SFAS 141R on its financial position and results of operations.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense on the condensed consolidated statements of operations. There were no accrued interest or penalties as of December 31, 2008.

On October 3, 2008, Congress passed the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” which retroactively reinstated the federal research and development credit to January 1, 2008. In its fiscal third quarter, the Company recognized a reduction of 1.64% in its fiscal year 2009 effective tax rate related to this reinstated credit.

The estimated annual effective tax rate as of December 31, 2008 for fiscal year 2009 is 34%, compared to an estimated annual benefit of 53% as of December 31, 2007 for fiscal year 2008. The Company expects to generate profit before tax in fiscal year 2009 as compared to an annual loss incurred in fiscal year 2008. The difference in the tax rate year over year is due to the disproportionate impact the rate adjustments have in relation to the amount of pre-tax loss incurred in fiscal year 2008. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deduction.

Significant accounting judgments and estimates are made when determining whether it is more likely than not that the Company’s deferred income tax assets will be realized and, accordingly, do not require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and the Company’s financial results could be materially and adversely impacted in the future. If the Company determines that it will not be able to realize some or all of its deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

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

Total revenue by geography is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
United States	$55,354	$38,031	$155,390	$84,235
Other Americas	5,183	2,371	12,220	4,296
EMEA	8,212	10,015	23,116	16,677
Asia Pacific	3,301	3,324	10,792	6,058

	$72,050	$53,741	$201,518	$111,266

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

16.	Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 (fiscal year 2010 for the Company). Early adoption is prohibited. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2010 for the Company), with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial position and results of operations. The Company did not have any derivative instruments or hedging activities as of December 31, 2008.

On February 12, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted FSP 157-2 beginning April 1, 2008 and deferred the application of SFAS 157 to nonfinancial assets and liabilities until April 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial position and results of operations. The Company did not have any minority interests as of December 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently evaluating the impact, if any, of the adoption of SFAS 141R on its financial position and results of operations.

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

On November 1, 2007, we completed the acquisition of Network General and embarked upon an extensive integration program to combine our respective organizations, operations and customer bases, and to merge our largely complementary products and technologies into a unified service assurance platform. The transaction was valued at $212 million for purchase accounting purposes. The acquisition was financed with a combination of 6 million shares of our common stock, $100 million of senior secured floating rate notes, and $53 million in cash. Included in the $212 million is $3 million in transaction costs. The integration of our back office systems was completed at April 1, 2008. The integration of the sales forces took place in the fiscal first quarter of 2009 and the product line and technology integration is occurring throughout fiscal 2009. Therefore in the comparative financial results for the nine months ended December 31, 2008 and 2007 nine full months of the integrated Network General business is included in the results for the period ended December 31, 2008 compared to only two months for the same period in the prior year. Additionally the financial results for the three months ended December 31, 2008 include a full three months of the integrated Network General business compared to only two months for the three months ended December 31, 2007. These differentials have a significant impact on understanding the financial statements and related year over year explanations.

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

For the nine months ended December 31, 2008, our total revenue increased $90.3 million, or 81%, to $201.5 million compared to $111.3 million for the nine months ended December 31, 2007. This increase is primarily attributable to the acquisition of Network General on November 1, 2007. Our cost of revenue increased by $19.6 million, or 67%, to $48.7 million for the nine months ended December 31, 2008 compared to $29.1 million for the nine months ended December 31, 2007. This increase is primarily due to the increased revenue associated with the acquisition of Network General. Gross profit of $152.8 million, or 76% of revenue, for the nine months ended December 31, 2008 increased from $82.1 million, or 74% of revenue, for the nine months ended December 31, 2007. This increase in gross margin percentage is attributable to product mix and synergies with the combined businesses. Our gross margin is primarily impacted by the mix and volume of our product and service revenue. Product revenue for the nine months ended December 31, 2008 increased $44.9 million, or 62%, to $117.4 million from $72.5 million for the nine months ended December 31, 2007. Service revenue for the nine months ended December 31, 2008 increased $45.4 million, or 117%, to $84.1 million from $38.8 million for the nine months ended December 31, 2007. We realize significantly higher gross margins on service revenue relative to product revenue.

For the nine months ended December 31, 2008, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses and amortization of intangible assets, were $126.5 million, increasing by $48.3 million, or 62%, compared to $78.1 million of total operating expenses in the nine months ended December 31, 2007. The primary contributor to this increase in operating expenses was higher employee related expenses due to increased headcount as a result of the Network General acquisition in November 2007 as well as higher sales and marketing expenses including sales commissions commensurate with the higher sales volume. Net income for the nine months ended December 31, 2008 increased by $11.5 million, or 409%, to $14.4 million compared to net income of $2.8 million for the nine months ended December 31, 2007. This increase was primarily attributable to the contribution of the acquired Network General business and growth in the NetScout business, partially offset by an increase of $3.1 million in interest expense associated with debt entered into as a result of the acquisition of Network General.

We have continued to see significant benefit from operating leverage and remain focused on increasing our operating margin by growing revenue while containing expenses. For the nine months ended December 31, 2008, our income from operations was $26.4 million, increasing by $22.4 million, or 561%, compared to $4.0 million in the nine months ended December 31, 2007. We continue to see increased interest by the market and our customers in the importance of application performance monitoring from within the network. As networks and applications become increasingly complex, high-speed and converged, and web services and service oriented architectures become more pervasive, our products are ideally positioned for this new paradigm. During fiscal year 2009, we released new products that will help our customers stay ahead of performance issues across large, globally distributed enterprise, service provider, and government networks. First, we introduced the industry’s first packet-flow-based service performance dashboard in the form of nGenius K2, an intelligent early warning system for network and application performance and service health dashboard. Later, we launched Sniffer Global, successor to the market-defining Sniffer Portable, which allows large IT organizations to implement personalized packet analysis policies for preserving maximum security and privacy throughout the troubleshooting process. We also announced two new key releases within the Sniffer Intelligence line of advanced, service-aware expert troubleshooting solutions, in the form of Sniffer Financial Intelligence (optimizations for financial trading environments) and Sniffer Mobile Intelligence (optimizations for mobile communications operators). Finally, we released a software upgrade fulfilling our promise to our customers to deliver a single software solution unifying the two product lines from the acquisition of Network General, nGenius AFMON and Network General Infinistream, into the new nGenius InfiniStream platform.

Backed by orders coming from the government and wireless telecommunications markets, we are entering the fourth quarter with combined product backlog, consisting of unshipped orders, and deferred product revenue of $20 million. We believe that product backlog is firm and both product backlog and deferred product revenue to be material to an understanding of our financial results. However, due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our consolidated statements of operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Product	59.6%	67.1%	58.2%	65.2%
Service	40.4	32.9	41.8	34.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	15.0	21.6	16.5	19.3
Service	7.3	7.6	7.7	6.9

Total cost of revenue	22.3	29.2	24.2	26.2

Gross margin	77.7	70.8	75.8	73.8

Operating expenses:
Research and development	13.7	17.3	15.0	16.6
Sales and marketing	35.0	39.9	37.3	39.4
General and administrative	9.9	17.6	9.8	13.9
Amortization of acquired intangible assets	0.7	0.6	0.7	0.3

Total operating expenses	59.3	75.4	62.8	70.2

Income (loss) from operations	18.4	(4.6)	13.0	3.6
Interest and other income (expense), net	(1.8)	(2.5)	(2.2)	0.6

Income (loss) before income taxes	16.6	(7.1)	10.8	4.2
Income tax expense (benefit)	5.6	(1.3)	3.7	1.7

Net income (loss)	11.0%	(5.8)%	7.1%	2.5%

Three Months Ended December 31, 2008 and 2007

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$42,940	60%	$36,085	67%	$6,855	19%
Service	29,110	40	17,656	33	11,454	65%

Total Revenue	$72,050	100%	$53,741	100%	$18,309	34%

Product. The 19%, or $6.9 million, increase in product revenue was primarily due to the Network General acquisition. Product revenue as a percent of total revenue decreased seven points when compared to the three months ending December 31, 2007. The acquisition of Network General has shifted the revenue mix as Network General had a larger service component to its business.

Service. The 65%, or $11.5 million, increase in service revenue was primarily due to the expansion of our customer base due to the acquisition of Network General and an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed product base.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Indirect	$45,900	64%	$32,368	60%	$13,532	42%
Direct	26,150	36	21,373	40	4,777	22%

Total Revenue	$72,050	100%	$53,741	100%	$18,309	34%

The 42%, or $13.5 million, increase in indirect channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition as well as increased sales to the federal sector, which we sell to entirely through channel partners, and increased international sales which are almost exclusively sold through channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. All sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 22%, or $4.8 million, increase in direct channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition.

Total revenue by geography is as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
United States	$55,354	77%	$38,031	71%	$17,323	46%
International:
Other Americas	5,183	7	2,371	4	2,812	119%
Europe—Middle East—Africa	8,212	11	10,015	19	(1,803)	(18)%
Asia Pacific	3,301	5	3,324	6	(23)	(1)%

Subtotal International:	16,696	23	15,710	29	986	6%

Total Revenue	$72,050	100%	$53,741	100%	$18,309	34%

Revenue from sales to customers outside the United States increased 6%, or approximately $1.0 million, primarily as a result of the acquisition of Network General and increased sales to international telecommunications customers. However, the net $1.0 million increase in international revenue as a percent of total revenue decreased 6 points for the three months ended December 31, 2008 to 23% versus 29% for the three months ended December 31, 2007 due to a decline in EMEA sales. Sales for EMEA were impacted by the deferral of revenue for some large shipments in the third quarter of fiscal 2008 due to undelivered functionality. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$10,755	15%	$11,627	22%	$(872)	(7%)
Service	5,271	7	4,056	7	1,215	30%

Total cost of revenue	$16,026	22%	$15,683	29%	$343	2%

Gross profit:
Product $	$32,185	45%	$24,458	46%	$7,727	32%
Product gross margin %	75%		68%
Service $	$23,839	33%	$13,600	25%	$10,239	75%
Service gross margin %	82%		77%
Total gross profit $	$56,024		$38,058		$17,966	47%
Total gross margin %	78%		71%

Product. The 7%, or $872 thousand, decrease in cost of product revenue was primarily due to product mix. There was a 19%, or $6.9 million increase in product revenue during the three months ended December 31, 2008. A majority of the increase in revenue was a result of the acquisition of Network General. The product gross margin percentage increased by seven points from 68% to 75% for the three months ended December 31, 2008. This increase was due to product mix, the realization in the third quarter of fiscal 2009 of cost synergies resulting from the integration of the Network General acquisition and the impact of purchase accounting adjustments in the prior year. Average headcount in cost of product revenue was 26 and 34 for the three months ended December 31, 2008 and 2007, respectively.

Service. The 30%, or $1.2 million, increase in cost of service revenue was primarily due to a $811 thousand increase in personnel costs associated with our customer support and training groups and increases in allocated overhead costs such as higher internal IT spending, both resulting from the Network General acquisition. The three months ended December 31, 2007 only included two months of increased expenses since the Network General acquisition occurred on November 1, 2007. The 75%, or $10.2 million, increase in service gross profit corresponds with the 65%, or $11.5 million, increase in service revenue, offset by the 30%, or $1.2 million, increase in cost of services. Average headcount in cost of service revenue was 101 and 94 for the three months ended December 31, 2008 and 2007, respectively.

Gross profit. Our gross profit increased 47%, or $18.0 million. This increase was consistent with our revenue growth of 34%, or $18.3 million combined with the reduction in product cost of revenue. The net effect of the combined increases in revenue and cost of revenue was a seven point increase in gross margin percentage from the three months ended December 31, 2007 to the three months ended December 31, 2008. This increase in gross margin percentage is primarily attributable to cost reductions that we have been making over the last several quarters to the legacy Network General product hardware, favorable product mix towards new integrated hardware platforms, improved revenue mix with an increase in higher margin service revenues, acquisition related synergies and a $5.5 million reduction in purchase accounting adjustments.

Operating Expenses

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Research and development	$9,900	14%	$9,272	17%	$628	7%
Sales and marketing	25,219	35	21,463	40	3,756	17%
General and administrative	7,149	10	9,454	18	(2,305)	(24%)
Amortization of acquired intangible assets	490	1	314	1	176	56%

Total Operating Expenses	$42,758	59%	$40,503	76%	$2,255	6%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 7%, or $628 thousand, increase in research and development expenses is primarily due to increases in employee related expenses. Although headcount decreased, these expenses increased due to the fact that the three months ended December 31, 2007 only included two months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in research and development was 237 and 274 for the three months ended December 31, 2008 and 2007, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 17%, or $3.8 million, increase in total sales and marketing expenses was primarily due to a $3.4 million increase in employee related expenses primarily due to increased sales incentive compensation tied directly to the 34% increase in revenue and $453 thousand in increased allocated overhead costs such as higher internal IT spending. The three months ended December 31, 2007 only included two months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in sales and marketing was 304 and 324 for the three months ended December 31, 2008 and 2007, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 24%, or $2.3 million, decrease in general and administrative expenses was primarily due to a decrease of $4.0 million in Network General integration and acquisition related expenses, offset by a $1.3 million increase in employee related expenses, a $105 thousand increase in additional software licenses required for the additional headcount as a result of the Network General acquisition, a $181 thousand increase in reserves for bad debt and a $211 thousand increase in legal expenses. The three months ended December 31, 2007 only included two months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in general and administrative was 112 and 111 for the three months ended December 31, 2008 and 2007, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The 56%, or $176 thousand, increase in amortization of acquired intangible assets was due to the fact that amortization of the customer relationships and net beneficial leases acquired in the acquisition of Network General did not begin until November 2007.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,267)	(1.8)%	$(1,343)	(2.5)%	$76	6%

The 6%, or $76 thousand, increase in interest and other income (expense), net was primarily due to the $395 thousand decrease in interest expense due to a reduction in the variable interest rate associated with debt that we entered into as a result of the acquisition of Network General, a $393 thousand decrease in interest income due to a decrease in market interest rates received on investments, and a $74 thousand decrease in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2008 for fiscal year 2009 is 34.0%, compared to an estimated annual benefit of 53% as of December 31, 2007 for fiscal year 2008. We expect to generate profit before tax in fiscal year 2009 as compared to an annual loss incurred in fiscal year 2008. The difference in the tax rate year over year is due to the disproportionate impact the rate adjustments have in relation to the amount of pre-tax loss incurred in fiscal year 2008.

Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deduction. On October 3, 2008, Congress passed the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” which retroactively reinstated the federal research and development credit. The Company recognized a reduction of 1.64% in its fiscal year 2009 effective tax rate related to the reinstated credit.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$4,064	6%	$(682)	(1)%	$4,746	696%

Net Income (Loss). Net income (loss) for the three months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Net income (loss)	$7,935	11%	$(3,106)	(6)%	$11,041	355%

The $11.0 million increase in net income (loss) for the three months ended December 31, 2008 was mainly attributable to the increase in total product and service gross profit of 47%, or $18.0 million, as well as a decrease of $5.7 million of non-recurring integration expenses. This was offset by a 6%, or $2.3 million, increase in operating expenses mainly due to increased employee related expenses and incentive compensation.

Nine Months Ended December 31, 2008 and 2007

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the nine months ended December 31, 2008 and 2007.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$117,370	58%	$72,509	65%	$44,861	62%
Service	84,148	42	38,757	35	45,391	117%

Total Revenue	$201,518	100%	$111,266	100%	$90,252	81%

Product. The 62%, or $44.9 million, increase in product revenue was primarily due to the Network General acquisition. Product revenue as a percent of total revenue decreased seven points when compared to the nine months ending December 31, 2007. This shift in revenue mix is attributable to the acquired Network General business.

Service. The 117%, or $45.4 million, increase in service revenue was primarily due to the expansion of our customer base due to the acquisition of Network General and an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed product base.

Total product and service revenue from direct and indirect channels are as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Indirect	$113,718	56%	$70,324	63%	$43,394	62%
Direct	87,800	44	40,942	37	46,858	114%

Total Revenue	$201,518	100%	$111,266	100%	$90,252	81%

The 62%, or $43.4 million, increase in indirect channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition as well as increased sales to the federal sector, which we sell to entirely through channel partners, and increased international sales which are almost exclusively sold through channel partners. Direct revenue as a percent of total revenue increased 7 points to 44% when compared to the nine months ended December 31, 2007 primarily due to one large customer order placed which caused our channel mix to shift to direct revenue from indirect. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 114%, or $46.9 million, increase in direct channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition.

Total revenue by geography is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
United States	$155,390	77%	$84,235	76%	$71,155	84%
International:
Other Americas	12,220	6	4,296	4	7,924	184%
Europe—Middle East—Africa	23,116	12	16,677	15	6,439	39%
Asia Pacific	10,792	5	6,058	5	4,734	78%

Subtotal International:	46,128	23	27,031	24	19,097	71%

Total Revenue	$201,518	100%	$111,266	100%	$90,252	81%

Revenue from sales to customers outside the United States increased 71%, or $19.1 million, primarily as a result of the acquisition of Network General and increased sales to international telecommunications customers. This increase is due to a broad increase in international business but most notably in Other Americas where we had a 184% increase in revenue. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$33,158	16%	$21,483	19%	$11,675	54%
Service	15,551	8	7,665	7	7,886	103%

Total cost of revenue	$48,709	24%	$29,148	26%	$19,561	67%

Gross profit:
Product $	$84,212	42%	$51,026	46%	$33,186	65%
Product gross margin %	72%		70%
Service $	$68,597	34%	$31,092	28%	$37,505	121%
Service gross margin %	82%		80%
Total gross profit $	$152,809		$82,118		$70,691	86%
Total gross margin %	76%		74%

Product. The 54%, or $11.7 million, increase in cost of product revenue was primarily due to the 62% increase in product revenue during the nine months ended December 31, 2008. A majority of the increase in revenue was associated with the acquisition of Network General. The product gross margin percentage increased by two points from 70% to 72% for the nine months ended December 31, 2007 and 2008, respectively, due to product mix and realized cost synergies resulting from the Network General acquisition. Average headcount in cost of product revenue was 27 and 33 for the nine months ended December 31, 2008 and 2007, respectively.

Service. The 103%, or $7.9 million, increase in cost of service revenue was primarily due to a $4.5 million increase in personnel costs associated with our customer support and training groups as a result of the Network General acquisition and increases in allocated overhead costs such as higher internal IT spending. The 121%, or $37.5 million, increase in service gross profit corresponds with the 117%, or $45.4 million, increase in service revenue, offset by the 103%, or $7.9 million, increase in cost of service revenue. The service gross margin percentage increased by two points from 80% to 82% for the nine months ended December 31, 2007 and 2008, respectively, due to a decline in purchase accounting valuation adjustments year over year. The acquisition of the Network General business has also shifted the revenue mix with service revenue accounting for a greater percentage of total revenue. Average headcount in cost of service revenue was 98 and 92 for the nine months ended December 31, 2008 and 2007, respectively.

Gross profit. Our gross profit increased 86%, or $70.7 million. This increase was consistent with our revenue growth of 81%, or $90.3 million. The net effect of the combined increases in revenue and cost of revenue was a two point increase in gross margin percentage from the nine months ended December 31, 2007 to the nine months ended December 31, 2008. This increase in gross margin percentage is primarily attributable to favorable product mix, a shift in revenue mix towards our higher margin service business and realized cost synergies in fiscal 2009 as a result of the Network General integration.

Operating Expenses

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Research and development	$30,208	15%	$18,518	17%	$11,690	63%
Sales and marketing	75,017	37	43,817	39	31,200	71%
General and administrative	19,760	10	15,479	14	4,281	28%
Amortization of acquired intangible assets	1,471	1	320	—	1,151	360%

Total Operating Expenses	$126,456	63%	$78,134	70%	$48,322	62%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 63%, or $11.7 million, increase in research and development expenses is primarily due to an $8.6 million increase in employee related expenses, $1.9 million in increased overhead costs such as higher internal IT spending and a $1.0 million in increased depreciation as a result of the Network General acquisition. Although headcount decreased, these expenses increased due to the fact that the nine months ended December 31, 2007 only included two months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in research and development was 244 and 276 for the nine months ended December 31, 2008 and 2007, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 71%, or $31.2 million, increase in total sales and marketing expenses was primarily due to a $23.3 million increase in employee related expenses and sales incentive compensation tied directly to the 81% increase in revenue as a result of the acquisition of Network General, $2.5 million in increased travel expenses, $1.8 million in increased overhead costs such as higher internal IT spending, $1.2 million in increased sales office and rent expense from the additional sales offices and $475 thousand increase in sales meeting expenses. Although headcount decreased, these expenses increased due to the fact that the nine months ended December 31, 2007 only included two months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in sales and marketing was 303 and 325 for the nine months ended December 31, 2008 and 2007, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 28%, or $4.3 million, increase in general and administrative expenses was primarily due to a $5.4 million increase in employee related expenses, a $1.2 million increase in depreciation as a result of the Network General acquisition as well as the implementation of an Enterprise Resource Planning, or ERP, system on August 1, 2007, a $542 thousand increase in additional software licenses required for the additional headcount as a result of the Network General acquisition, a $1.1 million increase in accounting related fees and expenses and a $348 thousand increase in legal expenses offset by a decrease of $3.6 million in Network General integration expenses. Although headcount decreased, these expenses increased due to the fact that the nine months ended December 31, 2007 only included two months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in general and administrative was 107 and 111 for the nine months ended December 31, 2008 and 2007, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The $1.2 million increase in amortization of acquired intangible assets was due to amortization of the customer relationships and net beneficial leases acquired in the acquisition of Network General in November 2007, offset by a $6 thousand decrease in Quantiva non-compete agreement amortization expense which became fully amortized during the first quarter of fiscal year 2008.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(4,448)	(2%)	$727	1%	$(5,175)	(712%)

The $5.2 million decrease in interest and other income (expense), net was primarily due to the $3.1 million increase in interest expense associated with debt that we entered into as a result of the acquisition of Network General, a $1.2 million decrease in interest income due to the decrease in the balance of marketable securities as well as a decrease in market interest rates received on these investments, and a $795 thousand increase in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar.

Income Tax Expense. We estimate our income tax based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2008 for fiscal year 2009 is 34%, compared to an estimated annual benefit of 53% as of December 31, 2007 for fiscal year 2008. The Company expects to generate profit before tax in fiscal year 2009 as compared to an annual loss incurred in fiscal year 2008. The difference in the tax rate year over year is due to the disproportionate impact the rate adjustments have in relation to the amount of pre-tax loss incurred in fiscal year 2008.

Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deduction. On October 3, 2008, Congress passed the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” which retroactively reinstated the federal research and development credit. The Company recognized a reduction of 1.64% in its fiscal year 2009 effective tax rate related to the reinstated credit.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Income tax expenses	$7,531	4%	$1,886	2%	$5,645	299%

Net income. Net income for the nine months ended December 31, 2008 and 2007 is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2008		2007
		% of Revenue		% of Revenue	$	%
Net income	$14,374	7%	$2,825	3%	$11,549	409%

The $11.5 million increase in net income for the nine months ended December 31, 2008 was mainly attributable to the increase in total product and service gross profit of $70.7 million, offset by a $48.3 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation as well as a $5.2 million increase in net interest expense.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2008	March 31, 2008
Cash and cash equivalents	$63,204	$56,702
Short-term marketable securities	25,353	10,465
Long-term marketable securities	30,658	33,764

Cash, cash equivalents and marketable securities	$119,215	$100,931

At December 31, 2008, we had a revolving credit facility with a syndicate of lenders led by KeyBank which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of December 31, 2008, we were in compliance with such covenants. As of December 31, 2008, no amounts were outstanding under the revolving credit facility.

Our long-term marketable securities include investments in auction rate securities valued at $30.7 million at December 31, 2008, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. This mechanism was structured to allow existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, uncertainties in the credit markets resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused us to classify our auction rate securities within long term marketable securities on the consolidated balance sheet. As of December 31, 2008 our auction rate securities consisted of six positions issued by municipal agencies with a total par value of $33.1 million and a current estimated market value totaling $30.7 million. During the quarter ended December 31, 2008, a partial call transaction was closed related to one of our auction rate securities. As a result of the call we received proceeds of $400 thousand, which represented a recovery of the full par value of a portion of this particular security. The auction rate securities held by NetScout at December 31, 2008 have maturity dates ranging from December 2032 through December 2039. These investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the FFELP and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements” and FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” as further disclosed in Note 5 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment and we may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Nine Months Ended December 31, (In Thousands)
	2008	2007
Net cash provided by operating activities	$24,474	$14,420
Net cash (used in) provided by investing activities	$(17,604)	$17,645
Net cash (used in) provided by financing activities	$(648)	$1,383

Net cash provided by operating activities

Net cash provided by operating activities amounted to $24.5 million and $14.4 million during the nine months ended December 31, 2008 and 2007, respectively. The primary sources of operating cash flow in the nine months ended December 31, 2008 included net income of $14.4 million, adjusted to exclude the effects of non-cash items of $16.7 million, including depreciation and amortization, share-based compensation expense and other, an $8.7 million decrease in prepaid expenses and other current assets mainly due to in-sourcing the Network General inventory, and a $3.8 million decrease in inventories, offset by a $13.9 million increase in accounts receivable resulting from increased revenue and billing and the timing of cash collections and shipments. The primary sources of operating cash flow in the nine months ended December 31, 2007 included net income of $2.8 million, adjusted to exclude the effects of non-cash items of $6.2 million, including depreciation and amortization and share-based compensation expense, an $11.9 million increase in deferred revenue including incremental maintenance contract renewals from Network General customers, a $2.8 million increase in accounts payable due to timing of payments, and a $1.8 million increase in accrued compensation resulting from increased sales commissions due to higher revenue attainment for the NetScout business and incremental revenue from the Network General acquisition and the timing of cash collections and sales, and a $1.1 million increase in inventory associated with increased order volume. The overall increase in cash provided by operating activities is attributable to net income improvement over the prior year.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $17.6 million for the nine months ended December 31, 2008. This includes the purchase of marketable securities of $27.3 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $13.4 million and the purchase of fixed assets to support our infrastructure of $3.7 million. Net cash provided by investing activities was $17.6 million for the nine months ended December 31, 2007. This includes the acquisition of Network General for $30.9 million, net of cash acquired in such transaction, proceeds from the maturity of marketable securities due to cash management activities of $68.4 million offset by the purchase of marketable securities of $16.4 million, and the purchase of fixed assets to support our infrastructure of $3.4 million.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $648 thousand for the nine months ended December 31, 2008. This includes the proceeds from the issuance of common stock in connection with the exercise of stock options in the amount of $2.5 million, and a tax benefit from stock options exercised of $561 thousand offset by a $3.8 million repayment of long-term debt. Net cash provided by financing activities was $1.4 million for the nine months ended December 31, 2007. The primary source was proceeds received from the issuance of long-term debt in connection with the re-financing senior secured floating rate notes, due in 2012, totaling $99.0 million net of deferred financing costs, offset by the repayment of $100.0 million of long-term debt when the senior secured floating rate notes were redeemed in full. Cash provided by financing activities for the nine months ended December 31, 2007 also included the exercise of stock options in the amount of $2.3 million.

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

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, of the adoption of FSP 142-3 on our financial position and results of operations.

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

On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. We adopted FSP 157 beginning April 1, 2008 and deferred the application of SFAS 157 to nonfinancial assets and liabilities until April 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our financial position and results of operations. We did not have any minority interests as of December 31, 2008.

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

Long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Cash equivalents and short-term marketable securities consist primarily of money market instruments, U.S. Treasury bills and municipal obligations. NetScout’s primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. As a result of their illiquidity, we have recorded a temporary impairment at December 31, 2008 against the carrying value of our auction rate securities. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. We are exposed to interest rate risk related to our term loan. As of December 31, 2008, we owed $95 million on this loan with a weighted average interest rate of 4.375%. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $399 thousand.

NetScout’s exposure to currency exchange rate fluctuations historically has been limited. Prior to the acquisition of Network General, all of our revenue transactions were executed in U.S. dollars. Currently, the substantial majority of our revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as payroll, rent and office expense in local currency, and, therefore, currency exchange rate fluctuations could have an adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

Item 4.	Controls and Procedures

As of December 31, 2008, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2006, we were sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its complaint, DSC requests injunctive relief, unspecified damages, expenses, and reasonable attorneys’ fees. Specifically, DSC alleges that we are infringing United States Letters Patent Nos. 5,701,400, and 5,537,590. Our Answer to DSC’s complaint denied the allegations of patent infringement and asserted counterclaims seeking a judgment that we have not infringed and that the patents are invalid. On June 17, 2008, we amended our defenses and counterclaims to allege that the patents are also unenforceable due to inequitable conduct as a result of the patent holder’s committing fraud on the Patent Office in connection with the prosecution of the patents’ applications. DSC has added additional co-defendants over the course of the proceedings. On August 12, 2008, the Court granted our motion to compel DSC to produce hundreds of documents that the Court ruled DSC had improperly withheld on grounds of attorney-client privilege. Our motion was successful, because the Court agreed with our position that, among other things, hundreds of documents DSC was seeking to protect were not privileged simply because in-house counsel was engaged in DSC’s business operations. DSC appealed the order to the United States Court of Appeals for the Federal Circuit, and the District Court stayed the case pending the appeal. The United States Court of Appeals for the Federal Circuit upheld the lower court’s decision granting our motion to compel and requiring DSC to disclose the documents requested during discovery. On January 14, 2009, the Court lifted the stay. We believe the plaintiff’s claims have no merit; however, in accordance with SFAS No. 5, “Accounting for Contingencies”, we have accrued in the quarter ended December 31, 2008, an amount reflecting our best estimate of our exposure to resolve this litigation. We believe that the amount accrued at December 31, 2008 is not material to our ongoing operations and financial condition.

On or about August 1, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As discussed in Note 7, we acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed a substantially similar complaint in the Superior Court of New Jersey that was dismissed on May 30, 2008. On September 23, 2008 the defendants moved to dismiss the complaint in its entirety on several grounds. The plaintiffs opposed that motion, and following a hearing, on October 23, 2008 the Court ruled that the Complaint was defective and dismissed the plaintiffs’ claims in their entirety, but granted the plaintiffs leave to replead within 20 days. The plaintiffs filed an amended complaint and we responded on January 5, 2009, by filing a motion to dismiss plaintiff’s amended complaint. We believe the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008 and on our Form 10-Q for the quarter ended September 30, 2008. The risks discussed in our Annual Report on Form 10-K and on our Form 10-Q for the quarter ended September 30, 2008 could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and on our Form 10-Q for the quarter ended September 30, 2008 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2009, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 11 to the condensed consolidated financial statements attached hereto.

Item 6.	Exhibits

(a)	Exhibits

10.1	Amendment No. 2 to Agreement Related to Employment, dated December 22, 2008 by and between the company and Anil K. Singhal (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 6, 2009	/s/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: February 6, 2009	/s/ DAVID P. SOMMERS
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2009	/s/ JEFFREY R. WAKELY
Jeffrey R. Wakely
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to Agreement Relating to Employment, dating December 22, 2008 by and between the Company and Anil K. Singhal (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).