Form 10-K
period 2009-03-31
NETSCOUT SYSTEMS INC
filed 2009-06-01
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2008 (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $369,166,334. As of May 29, 2009, there were 40,315,841 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Proxy Statement for the fiscal year 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

PART I

Item 1. Business

NetScout Systems, Inc., or we, NetScout or the Company, a Delaware corporation founded in 1984 and headquartered in Westford, Massachusetts, designs, develops, manufactures, markets, sells and supports a family of integrated management products that enable unified service delivery management capabilities, performance management and optimization of complex, high-speed networks, that assure the delivery of critical business applications, services, and content efficiently to customers and end-users. These solutions enable the world’s largest information technology, or IT, organizations to optimize, protect and simplify their IT infrastructure and operational environments while bringing enhanced operational efficiencies and helping to reduce the total overall cost of IT operations. We manufacture and market these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

In November 2007, we acquired Network General Central Corporation, or Network General, to expand our product line and customer base. Network General and its predecessors were the developers of the “Sniffer” branded products which for many years have been a leading brand with substantial market and mind share in the network management market. Prior to the acquisition, Network General introduced the InfiniStream product line, based on the Sniffer® technology, which has been well received by the Sniffer customer base and has experienced rapid revenue growth both before and after the acquisition. The acquisition more than doubled our pre-acquisition revenue rate and doubled the employee population, consolidating our position as a leader in the application and service performance assurance market.

Businesses have continued to increase their reliance on software applications and computer networks, making them strategic assets for competitive advantage and essential to business operations. To support the growing number of users and their demands for faster and more reliable computer network access, new network technologies and products are continually being introduced. New services and applications are increasingly based on service-oriented architectures, implemented over virtualized resources, including networks, storage, and servers. The result is increasingly large, geographically dispersed, and complex networks and infrastructures that are challenging to manage and make service performance levels difficult to guarantee. Computer network malfunctions, resource contention, and infrastructure and application misconfigurations can all cause service disruptions, lost revenue and customer dissatisfaction. Consequently, network operators are recognizing the critical importance of addressing customer service performance problems quickly and proactively. The NetScout suite of products is designed for this rapidly growing market of organizations running complex, widely-distributed networks that are built for always-on service delivery environments.

The nGenius® Service Assurance Platform, our unified, appliance-based software solution, monitors, collects and publishes information on the behavior of individual applications and services, such as Voice over Internet Protocol, or VoIP, streaming media, electronic trading, supply chain management, interactive smart phone applications and customer relationship management, as well as the performance of the underlying network (routers, switches and communication links), and the level of activity by end-users or subscribers. In-depth analysis and reporting is provided by nGenius Performance Manager, and early warning notification of emerging performance issues is provided by nGenius K2 Service Delivery Manager. These products collectively are referred to as the nGenius Service Assurance Platform. The nGenius Solution draws on performance data collected directly from multiple sources, including our lines of network monitoring devices, or instruments, called nGenius Probes and nGenius InfiniStream as well as infrastructure devices. The Probes and InfiniStreams monitor network traffic non-intrusively and collect in-depth information about application and network activity in real-time by means of deep and direct inspection of live flows of network packets. Organizations can gain substantial visibility to better understand and manage service and application performance across the network by instrumenting many strategic locations throughout a network. The instrumentation is complemented by our Sniffer line of advanced packet-based expert analysis products for troubleshooting of the most difficult and subtle performance problems.

The nGenius Solution presents performance information in real-time displays and customizable historical reports. These displays and reports communicate application performance, service levels, network health, and other critical metrics of availability, utilization and performance, and are delivered to the network engineering and operations staff in easy-to-read, Web-based formats. Our customers use the information generated by the nGenius Solution to detect problems early and to diagnose and solve them rapidly, thereby reducing the Mean Time to Restore, or MTTR, for service operations. Using the collected performance data they can also manage the delivery of services and monitor service-level agreements, assess infrastructure capacity against future needs, and justify requirements for additional resources.

Increases in application and infrastructure complexity and in traffic loads have given rise to the need for higher speed infrastructures and Quality of Service, or QoS, prioritization policies to optimize service and application performance. To meet the challenges required for visibility into the health and activity of these applications, services and infrastructures, NetScout continuously enhances the nGenius Performance Management System. In recent years we delivered major product upgrades across our product lines, more tightly integrating deep packet forensics into our top-down performance troubleshooting workflows, improving the flexibility of our industry-leading advanced early warning capabilities, and adding support for new sources of performance metrics. We also announced a ground-breaking product integration initiative with Hewlett Packard, Inc., or HP, to tightly couple our management products and deliver NetScout’s powerful application-aware performance information into HP’s sector-leading enterprise and business service management platforms. And most importantly, we added a major new set of complementary monitoring and troubleshooting products through our acquisition of Network General, allowing us to combine Sniffer technologies—the most powerful and well-known expert packet analysis tools in the world—with the enterprise-scale real-time monitoring and reporting strengths of the nGenius System. NetScout publicly announced the integration of product technology from Network General into a unified product in October 2008 resulting in a powerful, unified solution that advances service assurance and performance management by combining extensive early-warning capabilities, real-time and historical application flow analysis, and deep-packet forensics.

We market and distribute our products both through our own direct sales force and through channel partners that include distributors, resellers, service providers and systems integrators. Our principal customers are Global 5000 enterprises, representing a wide range of industries including financial services, technology, healthcare, retail, manufacturing, utilities and telecommunications service providers, as well as many large agencies of federal, state and local government. We had no one customer or channel partner representing more than 10% of revenues in fiscal years 2009, 2008 or 2007.

Our principal executive offices are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978) 614-4000.

Industry Background

Large enterprises, government agencies, and telecommunications service providers are critically dependent upon their computer data networks and on the Internet to generate and deliver information and business services to their customers, suppliers, investors, employees, and citizens. Simultaneously, these data networks are taking on new roles: including the role of the voice network and serving as the platform for the next generation of massively distributed, virtualized, service-oriented application architectures. Furthermore, rapidly advancing server technology and mushrooming multimedia applications continue to drive up traffic levels and have spawned a new wave of infrastructure upgrades, including broad deployment of Gigabit and 10 Gigabit Ethernet network technology. In parallel, the telecommunications sector continues to undergo fundamental changes with the accelerating transition to Internet Protocol, or IP, based services, requiring new network infrastructures and presenting new and daunting challenges for assessing and assuring service quality. The combination of these fundamental trends produces unprecedented complexity coupled with unparalleled business impact requiring capable management technology.

Large organizations have been bracing themselves for these challenges by investing in new, more powerful service and performance management solutions and making organizational and process changes to be able to prevent and resolve service disruptions more rapidly while keeping operating costs, including personnel costs, under control. Core to these changes is the view of the service delivery infrastructure not simply as a collection of servers, storage devices, network equipment and applications that can be managed in isolation of one another, but as an integral system containing all of these elements whose complex interactions and relationships must be managed as a whole. Further, growing enterprise adoption of service-oriented business process initiatives such as Information Technology Infrastructure Library, or ITIL, and Control Objectives for Information and related Technology, or COBIT, reflect IT departments’ attempts to transform from tactical business enablers to strategic business partners within the organizations they serve. These movements are breaking down organizational walls in IT that traditionally have separated the network group from the data center, server and application groups, and similar walls within communications service providers that have separated transport, access, and service teams. These changes necessitate management solutions that can address both new technologies and emerging workflow and organizational models.

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

NetScout’s Advanced Service Assurance Solution

Our solution is based on three principles: early support for emerging new architectures and technologies, end-to-end scope, and seamless integration with our customers’ systems environment and management processes.

Early support for emerging new technologies and application architectures is highly valued by our customers who are often leaders within their industries and depend on rapid technology absorption to maintain or extend their market positions. Advanced performance management, offering superior visibility, is most needed where these new technologies and architectures are first deployed and their behavior and impact are unknown in advance. NetScout has developed an architecture and technology, called the Common Data Model, or CDM, that uniquely enables the customer to monitor and manage all their key applications throughout their often world-wide networks in a consistent manner. This technology also enables rapid product development, which benefits our customers through faster access to new features, and results in delivery of multiple software and firmware releases annually, which are part of our service delivery to customers currently active in our maintenance program.

We have developed our unique technology and product architecture around the firm conviction that packet-flow-based performance data is the most powerful basis for high-value, business-relevant service assurance solutions. The CDM technology allows us to collect performance data from multiple sources spanning virtually any network or application technology or topology, whether retrieved from our nGenius Probes, nGenius InfiniStreams, standards-based infrastructure devices, or value-added performance information from our technology partners’ devices. Furthermore, our technology readily accommodates new application types, such as peer-to-peer applications; network technologies, such as OC-48 Packet-over-SONET or 10 Gigabit Ethernet; and new application design techniques, such as Service-oriented Architectures, or SOA. CDM data is mapped into a common performance data repository, where nGenius Performance Manager can be used to provide a comprehensive solution for real-time monitoring, troubleshooting, and capacity planning, and nGenius K2 Service Delivery Manager can be used for intelligent early warnings and service performance management across the enterprise. Our unique and scalable approach to understanding the service delivery environment and the interdependencies of the network, application and users has allowed us to stay ahead of competition, as well as forging new ground by offering superior visibility into service and application traffic.

To make the greatest impact on assuring performance of applications and services, NetScout is integrating with third-party event management consoles and business service management systems such as those available from HP and IBM. This integration allows operators to receive alarms on impending performance problems and to “drill down” into the nGenius K2 and nGenius Performance Manager applications in order to perform detailed problem analysis and troubleshooting. By providing seamless integration into element management platforms, NetScout fills a significant gap in our customers’ increasingly integrated operations: visibility into the interaction of applications, services, and infrastructure resources from a network vantage point.

NetScout Products and Performance Technology

We develop, manufacture, sell and support application and network performance management solutions under the nGenius and Sniffer brands. The nGenius Service Assurance Platform, based on our patent-pending CDM technology, is a robust and complete solution, consisting of integrated hardware and software components that monitor, measure and report on the network’s ability to fulfill its performance, cost and service-level objectives. The nGenius Service Assurance Platform is comprised of the following elements:

•

nGenius K2 Service Delivery Manager – provides anomaly detection and early warning alerting, based upon Key Performance Indicators, or KPIs, for emerging service delivery and performance problems enabling IT staff to avert potential impact caused by degradation or outages of delivered services;

•

nGenius Performance Manager – a comprehensive service assurance platform that provides in-depth visibility into services, packet-flows and enables the drill-down into packet-level analysis enabling the accelerated resolution of service delivery problems, optimization of the service delivery environment through capacity planning with a unified view of service delivery flows from the IP packet perspective;

•

nGenius Probes and nGenius InfiniStreams – provide the intelligent instrumentation that is strategically placed throughout the network to collect and provide visibility into services being delivered over the network in the form of packet-level data;

•	Sniffer Intelligence – provides advanced analytical capabilities of key applications to simplify and accelerate the understanding of packet-level details.

•	Sniffer Global – provides powerful laptop-based network analysis with on-demand packet capture and expert analysis.

After the acquisition of Network General in November 2007, we began to integrate Network General’s products and technologies into the nGenius Performance Management System. NetScout publicly announced the integration of product technology from Network General into a unified product in October, 2008 resulting in a powerful, unified solution that improves service assurance and performance management by combining extensive early-warning capabilities, real-time and historical application flow analysis, and deep-packet forensics. As of the end of our fiscal year ended March 31, 2009, or fiscal year 2009, NetScout has completed the integration and rationalization of its product lines. Under this rationalization, we have integrated products, which includes ending the sale of older, technologies or product lines that have experienced revenue deterioration over the past several years. We continue to support substantially all of Network General’s pre-acquisition products for those customers currently under maintenance programs.

During fiscal year 2009, we released several new products and enhancements that will help our customers’ IT organizations meet the challenges of managing service delivery and application and network performance issues across large, globally distributed enterprise, service provider, and government networks.

•

We introduced nGenius K2, the industry’s first packet-flow-based intelligent early warning service performance management dashboard that enables IT organizations to predict and prevent service delivery problems. nGenius K2 is a fully integrated add-on module to the widely deployed nGenius Performance Management Solution. nGenius K2 delivers integrated service management capabilities through innovative KPIs that provide powerful, at-a-glance visualization and correlation of network and application health and users’ experiences. The introduction of nGenius K2 not only addresses IT organization needs for always-on visibility, it also extends the addressable target of our products to include network, datacenter and application managers to help them monitor the status of all related service delivery elements;

•

We launched Sniffer Global, the industry’s first enterprise-class portable network analyzer solution that brings much needed security, control, user activity reporting and enhanced manageability capabilities. Sniffer Global addresses a widely overlooked security risk by integrating the portable protocol analyzer into a policy-based, secure operating environment that is governed and controlled from a central authentication server. Sniffer Global controls what network data a portable analyzer user has access to, and how deeply they can access and analyze network traffic or data, helping to protect and mitigate risks from potential unauthorized use or activities;

•

We announced two new releases within the Sniffer Intelligence line of advanced, service-aware expert troubleshooting solutions. Sniffer Financial Intelligence provides intelligent analysis enabling optimizations for capital markets and financial trading environments. Sniffer Mobile Intelligence provides intelligent analysis capabilities specifically 3G mobile networks targeting Mobile Service Providers;

•

We released upgrades for both nGenius Performance Manager and nGenius InfiniStream products that enhanced the functionality and value of our products and delivered on our promise to deliver a single unified hardware and software solution that leverages and integrates the underlying technology from NetScout and Network General. Our integration of the Sniffer portfolio into the nGenius portfolio enables our customers to efficiently leverage their existing investments and benefit from the combined technical capabilities of two market-leading platforms. As a result of the product unification, elements from both product lines have come together under the nGenius Performance Management umbrella. NetScout has also unified its family of continuous capture Deep Packet Capture, or DPC, devices, formerly known as nGenius AFMon and Sniffer InfiniStream, as nGenius InfiniStream. The new nGenius InfiniStream DPC devices retain important elements from both product lines delivering operational consistency with a flexible range of interface options and storage capacities to meet our customers most demanding high-performance requirements;

•

In December 2008, we announced the mNOC mobility extension for our nGenius K2 product. mNOC mobility extends the physical boundaries of the traditional Network Operations Center, or NOC, by enabling delivery of real-time performance and service delivery management metrics to web-based mobile devices.

Strategy

Enhancing shareholder value through sustained growth and increased profitability based on market leadership is our continued objective. We continue to see increased interest by the market and our customers in the importance of managing and assuring the delivery of services from within the network with packet-flow technology through a unified service delivery management platform. As networks continue to expand, bandwidth continues to increase, applications become more complex, converged networks become more prevalent, and virtualization, web services and service oriented architectures become more pervasive, our products are ideally positioned to enable IT organizations to optimize, protect and manage their modern IP network and the services delivered to their users. We intend to pursue growth by expanding our worldwide presence and customer base, establishing relationships with new technology partners, increasing our mindshare with strategic resellers and increasing our ongoing business with our established customers. We intend to extend our market leadership by continuing to expand the market’s first strategic, unified service delivery management solution that overlays the network to provide essential and critical service delivery assurance capabilities enabling the world’s largest organizations to avoid service failures and performance degradations. Key elements of our strategy include:

Drive Innovation and Extend our Technology Leadership. We intend to continue to invest significantly in research and development to expand and enhance our first-to-market, unified platform for service assurance solutions that capitalizes on our extensive experience with global organizations and very large, high-capacity

IP-based networks. Key aspects of our technology leadership include the ability to generate new statistics and information from network traffic, the ability to develop new and groundbreaking service assurance techniques based on that information, the ability to deliver solutions across a multi-vendor environment, our ability to deliver highly scalable end-to-end solutions and our vision of emerging uses of communications technology and networked environments. As part of our strategy, we will endeavor to enter into strategic relationships with, and/or possibly acquire other companies to complement our technologies. We intend to incorporate new technologies and provide solutions that will enable businesses, service providers, and government agencies to manage and optimize the performance of their networks, network-delivered applications and network-based service offerings.

Expand Reporting and Analysis Software Solutions. We plan to enhance our analysis, presentation and reporting software to capitalize on growing demands for integrated performance management solutions and opportunities that have been created by changes and trends in networking and application technologies such as VoIP, telepresence, and SOA-based applications. We also plan to further scale and continue to leverage the unique information generated by our intelligent instrumentation through hardware platform enhancements and enhanced integrated reporting and analysis tools.

Extend Instrumentation Family. We plan to continue the expansion of our intelligent instrumentation, including our nGenius Probes and our nGenius InfiniStream products, extending our monitoring capabilities to meet emerging network environment demands including higher speeds, new types of traffic, new communications architectures and technologies and new network topologies and locations. To ensure that our customers are able to achieve comprehensive oversight of their service delivery environments, we typically maintain our support for older technologies while regularly introducing product versions for newer ones. Our instrumentation family covers technologies for both domestic and international markets.

Expand Our Installed-Base. With the acquisition of Network General, we have more than doubled our active customer base. Our combined customer set now includes 97 of the Fortune 100 companies and well over 40% of the Fortune Global 2000. The nGenius System currently is only lightly penetrated in the large majority of our customers, including customers resulting from the Network General acquisition, and there continues to be a significant opportunity to provide nGenius functionality to these customers. We have continued to drive our active targeting of former Network General customers and existing nGenius users to promote more extensive use of our service assurance solutions. Customers can purchase products through our reseller partners or directly from us. In both cases (reseller or direct sales), we believe in a “high-touch” selling model to assure customer satisfaction. In this model, our worldwide field sales force maintains a very high presence with customers and prospects, consulting in both direct and reseller sales opportunities to meet customers’ needs.

Target Market Opportunities. The key characteristic of companies that have strong demand for our solution is their reliance on their IT infrastructure for critical, time-sensitive service delivery that has a high financial or mission impact. We have identified the following markets as having the potential for increasingly strong demand for our integrated products:

•	Global enterprises;

•	Federal, state and local governments;

•

Telecommunication service providers, including IP-based wireless and wireline carriers, cable/multiple system operators, or MSO, Internet Service Providers, or ISPs, Managed Service Providers, or MSPs, and outsourcers; and

•	Financial services companies.

Expand Distribution Channels. We plan to maintain our direct field sales presence during fiscal year 2010 because we believe the sales force, which more than doubled in size after the Network General acquisition, is appropriately sized for our business. We expect to resume expansion of the sales force as our business grows. We also seek to develop additional indirect distribution channels with systems integrators, resellers and service providers.

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

Our channel partners include original equipment manufacturers, distributors, resellers, service providers and systems integrators. Total revenue from indirect distribution channels represented 59%, 65% and 61% of our total revenue for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Our sales force is organized into five main geographic teams covering sales around the globe. Revenue from sales outside the United States represented 25%, 27% and 24% of our total revenue in the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. For more information on the geographic distribution of our revenue, see Note 17 to the attached consolidated financial statements.

We manufacture our products based upon near term demand resulting from detailed sales forecasts. Due to the fact that these forecasts have a high degree of variability because of such factors as time of year, overall economic conditions and employee incentives, we maintain inventory levels in advance of receipt of firm orders to try and ensure that we have sufficient stock to satisfy all incoming orders.

As of March 31, 2009, our North American field sales organization consisted of 183 employees. Our international field sales organization consisted of 57 employees located in the United Kingdom, Germany, France, Spain, Amsterdam, Singapore, Korea, Taiwan, Australia, Hong Kong, China, Malaysia, Japan, Mexico, and Canada. In addition, we had 20 employees responsible for providing telesales and sales and administrative support located in the United States and abroad.

As of March 31, 2009, our marketing organization consisted of 18 employees. Our marketing organization produces and manages a variety of programs such as advertising, trade shows, public relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout nGenius and Sniffer brand names in the marketplace. Key elements of our marketing strategy focus on market education, reputation management, demand generation, and acceleration of strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners.

Support Services

Customer satisfaction is a key driver of NetScout’s success. NetScout MasterCare support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. NetScout offers 24/7 toll-free telephone support to its MasterCare customers. We have support personnel located in the United States and abroad with some of the support provided by qualified third party support partners. In addition many of our certified resellers provide support to NetScout customers. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for the customer to have the reseller provide initial support functions. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, MasterCare support commences upon expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards.

As of March 31, 2009, our support services organization consisted of 107 employees principally located in the United States and India.

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

As of March 31, 2009, our research and development organization consisted of 240 employees located in the United States and India. In addition, we occasionally contract with independent third parties to perform specific development projects.

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

Manufacturing

Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process control to ensure the quality and reliability of our products. In February 1998, we obtained ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. In July 2003, we obtained ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction. As of March 31, 2009, our manufacturing organization consisted of 27 employees.

Although we generally use standard parts and components for our products, which are available from various suppliers, each of the computer network interface cards used in our devices is currently available only from separate single source suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. While currently we purchase from specific suppliers, we believe that, in most cases, alternate suppliers can be identified if current suppliers are unable to fulfill our needs. Our reliance on single source suppliers is further described in Item 1A “Risk Factors.”

Customers

We sell our products to large corporations, government agencies, communications service providers and other organizations with large- and medium-sized high-speed computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, telecommunications, manufacturing, healthcare and retail.

Backlog

We configure our products to customer specifications and generally deliver the final products to the customer within a relatively short time after receipt of the purchase order. These orders also often include service engagements and technical support coverage. Customers may reschedule or cancel orders prior to shipment with little or no penalty.

Backed by orders coming from the government and wireless telecommunications markets, we are entering fiscal year 2010 with combined product backlog, consisting of unshipped orders, and deferred product revenue of $10.0 million. We believe that this product backlog is firm and both our unshipped orders and deferred product revenue to be material to an understanding of our financial results. However, due to the fact that most of our customers have the contractual ability to cancel unshipped orders prior to shipment, we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

Channels

In recent years we implemented reseller specific programs to improve revenue fulfillment and sourcing of new revenue through channel partners. We also integrated the channel partner programs of NetScout and Network General and continued to put emphasis on growing our international business through partners.

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

Competition

The market for our products is rapidly evolving, and we expect it to become increasingly competitive as current competitors expand their product offerings and merge their businesses and new companies enter the market. Our principal competitors include several companies who offer alternative solutions for portions of our product lines. For example, we compete not only with vendors of portable network traffic analyzers and probes, such as Niksun and OpNet but also with a growing number of small vendors. We also compete in the telecommunications service provider marketplace with vendors that provide operational intelligence based on signaling data, such as Tektronix and Agilent. In addition, we compete with some leading network equipment providers who currently offer their own limited solutions but could provide enhanced solutions in the future. We believe that the principal competitive factors in the network and applications performance management solutions market include product performance, functionality, price, name and reputation of vendor, distribution strength, and alliances with industry partners. Competitive factors in our industry are further described in Item 1A “Risk Factors.”

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

NetScout uses contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect its intellectual property portfolio and rights from infringement. From a contractual perspective, NetScout uses license agreements and non-disclosure agreements to limit the use of NetScout’s intellectual property and protect NetScout’s trade secrets from unauthorized use and disclosure. In addition to license agreements, NetScout relies on U.S. and international copyright law to protect against unauthorized copying of software programs, in the U.S. and abroad. NetScout has obtained U.S. and foreign trademark registrations to preserve and protect certain trademarks and trade names. NetScout has also filed and obtained U.S. patents to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all of our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A “Risk Factors.”

Employees

As of March 31, 2009, we had 788 employees, 599 of whom are employed in the United States. Of the total, 283 were in sales, 18 were in marketing, 107 were in support services, 240 were in research and development, 27 were in manufacturing, and 113 were in general and administrative functions. None of our employees are represented by a collective bargaining agreement.

Available Information

NetScout’s internet address is http://www.netscout.com. NetScout makes available, free of charge, on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors.

In addition to the other information in this report, the following discussion should be considered carefully in evaluating NetScout and our business. This Annual Report on Form 10-K contains forward-looking statements under Section 21E of the Exchange Act and other federal securities laws. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed below and in our other filings with the Securities and Exchange Commission, or SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	technology spending by current and potential customers;

•	uneven demand for application and network management solutions;

•	the timing, size and receipt of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	changes in the distribution channels through which our products are sold;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our ability to anticipate or adapt effectively to developing markets and rapidly changing technologies;

•	changes in the number and size of our competitors;

•	the timing and impact of threat outbreaks (e.g., worms and viruses);

•	customer difficulty in implementing our products;

•	changes in foreign currency exchange rates;

•	attrition affecting key employees;

•	changes in our prices or the prices of our competitors’ products; and

•	economic slowdowns and the occurrence of unforeseeable events, such as terrorist attacks, which contribute to such slowdowns.

Uncertain conditions in the global economy and constraints in the global credit market may adversely affect our revenue and results of operations. Disruptions in the current global economy and constraints in the global credit market may cause some of our customers to reduce, delay, or cancel spending on capital and technology projects, resulting in reduced spending with us. While some industry sectors such as government and telecommunications may be less susceptible to the effects of an economic slowdown, our enterprise customers may be adversely affected, especially in financial services and consumer industries. Continued volatility in and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our results of operations. Further, competitors may respond to economic conditions by lowering their prices, which could put pressure on our pricing. We could also experience lower than anticipated order levels, cancellations of orders in backlog, defaults on outstanding accounts receivable and extended payment or delivery terms.

Constraints in the global credit market may affect our ability to obtain credit on favorable terms or at all and to refinance any debt facilities. If conditions in the global credit markets do not improve, we may be limited in our ability to obtain credit or obtain credit on favorable terms and could increase our borrowing costs.

We may not successfully complete acquisitions or integrate acquisitions we do make, such as our acquisition of Network General, which could impair our ability to compete and could harm our operating results. We may need to acquire complementary businesses, products or technologies to remain competitive or expand our business. We actively investigate and evaluate potential acquisitions of complementary businesses, products and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all businesses, products or technologies that we seek to acquire. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to compete effectively in our targeted markets and could negatively affect our results of operations.

Acquisitions that we do complete could adversely impact our business. The potential adverse consequences from acquisitions include:

•	the potentially dilutive issuance of common stock or other equity instruments;

•	the incurrence of debt and amortization expenses related to goodwill and acquired intangible assets;

•

the potentially costly and disruptive impact of assuming unfavorable pre-existing contractual relationships of acquired companies that we would not have otherwise entered into, and potentially exiting or modifying such relationships;

•

the potential litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition including claims from terminated employees, customers, third parties or enforcement actions by various regulators;

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

We have a significant amount of debt. If we fail to generate sufficient cash as our debt becomes due or are unable to renew our revolving credit facility prior to its expiration, this may adversely affect our business, financial condition, and operating results. On December 21, 2007, we entered into a credit agreement for a $100 million five-year term loan, of which $92.5 million remains outstanding at March 31, 2009, and a $10 million revolving credit facility. The proceeds of the term loan were used to redeem all of the outstanding senior secured floating rate notes due in 2012 issued in conjunction with the acquisition of Network General. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our revolving credit facility will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew our revolving credit facility prior to its expiration could adversely affect our business, financial condition, operating results and cash flows.

A significant portion of our marketable securities is invested in auction rate securities. Continued failures in these auctions could affect our liquidity. A significant percentage of our marketable securities portfolio is invested in auction rate securities. These investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. Beginning in February 2008 and continuing through the date of this report, the majority of auction rate securities in the marketplace, including all of the auction rate securities that we hold in our portfolio, experienced failed auctions. Such failures resulted in the interest rates on these investments resetting to predetermined rates in accordance with the underlying loan agreements. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process which may require us to take a significant discount off the face value of the securities, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should our auction rate securities be subject to additional auction failures and we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. Furthermore, these securities are currently undergoing liquidity difficulties due to the underlying credit environment and we are currently unable to access this cash in the short term. If this illiquidity in the auction rate security market continues we may not be able to use these funds, if needed, to make debt payments, and should we need to access these assets for operations, this result could have a negative effect on our business, financial condition and operating results of the company.

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

We have introduced and intend to continue to introduce new products. If the introduction of these products is significantly delayed or if we are unsuccessful in bringing these products to market, our business, operating results and financial condition could be materially and adversely impacted.

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

The current economic and geopolitical environment may impact some specific sectors into which we sell. Many of our customers are concentrated in a small number of sectors, including financial services, government, health and medical, and telecommunications. Certain sectors may be more acutely affected by economic, geopolitical and other factors than other sectors. To the extent that one or more of the sectors in which our customer base operates is adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted.

Our success depends, in part, on our ability to manage distribution channels. Sales to our indirect distribution channels, which include resellers, original equipment manufacturers, distributors, systems integrators and service providers, accounted for 59%, 65%, and 61% of our total revenue for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

Our success depends, in part, on our ability to expand and manage our international operations. Sales to customers outside the United States accounted for 25%, 27%, and 24% of our total revenue for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

•	expand international indirect distribution channels;

•	hire additional overseas sales personnel;

•	adapt products for local markets and comply with foreign regulations; and

•	manage geographically dispersed operations.

The major countries outside of the United States in which we do or intend to do business are Canada, Mexico, Brazil, England, France, South Africa, Germany, India, Australia, Japan and China. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions are generally subject to a number of risks, including:

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

Our future growth depends on our ability to maintain and periodically expand our sales force. We must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to maintain and periodically expand our sales capability, our business, operating results, sales force integration challenges and financial condition could be materially and adversely impacted.

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

Others may claim that we infringe on their intellectual property rights. From time to time we may be subject to claims by others that our products infringe on their intellectual property rights, patents, copyrights or trademarks. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages or royalties, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. We expect that these claims could become more frequent as more companies enter the market for network and application infrastructure performance management solutions. Any of these claims or resulting events could have a material and adverse impact on our business, operating results and financial condition.

We may fail to secure necessary additional financing. We may require significant capital resources to expand our business and remain competitive in the rapidly changing network performance management industry. We may invest in our operations as well as acquire complementary businesses, products or technologies. Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to raise capital by:

•	issuing additional common stock or other equity instruments;

•	acquiring additional bank debt;

•	issuing debt securities; or

•	obtaining lease financings;

However, we may not be able to obtain additional capital when we want or need it, or capital may not be available on satisfactory terms. Furthermore, any additional capital may have terms and conditions that adversely affect our business, such as new financial or operating covenants, or that may result in additional dilution to our stockholders.

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

Loss of key personnel could adversely impact our business. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer, and co-founder, and Michael Szabados, our Chief Operating Officer, and our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results and financial condition.

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

The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal control over financial reporting may not prevent all material errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. Under Section 404 of the Sarbanes-Oxley Act we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this legislation requires management’s attention and resources and will likely continue to cause us to incur significant expense. Management’s assessment of our internal control over financial reporting may identify weaknesses that need to be addressed in our internal control system. If we are unable to conclude that our internal control over financial reporting is effective, investors could lose confidence in our reported financial information which could have an adverse effect on the market price of our stock or impact our borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate internal control over financial reporting in the future.

The price of our common stock may decrease due to market volatility. The market price of our common stock has been volatile and has fluctuated since the initial public offering of our common stock on August 12, 1999. The market price of our common stock may continue to fluctuate in response to a number of factors, some of which are beyond our control. Though activity in our stock has increased over the past two years, trading activity of our stock has historically been relatively thin, in part as a result of officers and directors and institutional shareholders holding a significant percentage of our stock. In addition, the market prices of securities of technology companies have been volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

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

If we fail to develop our brand cost-effectively, our business may suffer. We believe that developing and maintaining awareness of our brand in a cost-effective manner is important to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to promote and maintain our brand successfully, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and this could have a material and adverse impact on our financial condition and results of operations.

Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results. We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further customer demand for these services, without corresponding revenues, could have a material and adverse impact on our financial condition and results of operations.

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

An adverse change in our effective tax rate could have a material and adverse effect on our financial condition and results of operations.

Uncertainties of regulation of the Internet could have a material and adverse impact on our financial condition and results of operations. Currently, few laws or regulations apply directly to access to or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as VoIP, among other things. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations. In addition, the enactment of new federal, state or foreign data privacy laws and regulations could cause customers not to be able to take advantage of all the features or capabilities of our products which in turn could reduce demand for certain of our products.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the SEC.

Item 2. Properties

We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in September 2013, and we have an option to extend the lease for two additional five-year terms. We lease office space in twenty other cities throughout the world for our sales and support personnel, including 72,742 square feet of space in San Jose, California. We lease 34,021 square feet of office space for our engineering and support personnel in India. We believe that our existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

On December 14, 2006, we were sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requested injunctive relief, unspecified damages, expenses, and reasonable attorneys’ fees. Specifically, DSC alleged that we infringed United States Letters Patent Nos. 5,701,400, and 5,537,590. Our Answer to DSC’s Complaint denied the allegations of patent infringement and asserted counterclaims seeking a judgment that we have not infringed and that the patents were invalid. On June 17, 2008, we amended our defenses and counterclaims to allege that the patents were also unenforceable due to inequitable conduct as a result of the patent holder’s committing fraud on the Patent Office in connection with the prosecution of the patents' applications. DSC added additional co-defendants over the course of the proceedings. On August 12, 2008, the Court granted our motion to compel DSC to produce hundreds of documents that the Court ruled DSC had improperly withheld on grounds of attorney-client privilege. Our motion was successful because the Court agreed with our position that, among other things, hundreds of documents DSC was seeking to protect were not privileged simply because in-house counsel was engaged in DSC’s business operations. DSC appealed the order to the United States Court of Appeals for the Federal Circuit. The Court of Appeals upheld the lower court’s decision granting our motion to compel and requiring DSC to disclose the documents requested during discovery. We believe the plaintiff’s claims have no merit. However, in the interests of eliminating these ongoing litigation costs, on February 9, 2009, the parties entered into a definitive settlement agreement and filed a Stipulation of Dismissal with the Court. On February 11, 2009, the Court issued its order dismissing the case. No ongoing royalty payments are required. We believe the settlement amount and all previously accrued amounts are immaterial to the ongoing operations and financial condition of the Company.

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count amended complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As discussed in Note 7, we acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed substantially similar complaints in the Superior Court of New Jersey that was dismissed on May 30, 2008 and then in the Superior Court of California, San Francisco County that was dismissed on

October 23, 2008. On January 5, 2009, the defendants moved to dismiss the current complaint in its entirety on several grounds. The plaintiffs opposed that motion, and, following a hearing, on February 18, 2009 the Court dismissed the amended complaint against certain of the former officers and directors of Network General. On March 13, 2009, Network General and its former president, the only remaining defendants, answered the amended complaint and denied plaintiffs’ allegations. Discovery in this action has begun. We believe the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

We completed our initial public offering on August 17, 1999. Since that time, our common stock has traded on the Nasdaq Global Market and its predecessor, the Nasdaq National Market, under the symbol NTCT. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock. Such information reflects inter-dealer price, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2008:
June 30, 2007	$9.05	$7.25
September 30, 2007	$11.09	$8.41
December 31, 2007	$15.46	$9.97
March 31, 2008	$13.24	$7.96
Fiscal Year 2009:
June 30, 2008	$12.99	$8.30
September 30, 2008	$15.85	$10.00
December 31, 2008	$10.79	$6.19
March 31, 2009	$14.80	$6.58

Stockholders

As of May 29, 2009 we had 159 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 5,900.

Stock Performance Graph

The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five year period from March 31, 2004 through March 31, 2009, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2004 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but NetScout is not responsible for any errors or omissions in such information.

Dividend Policy

In fiscal years 2009 and 2008, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2009, we did not repurchase any shares of our outstanding common stock pursuant to the open market stock repurchase program further described in Note 12 to the attached consolidated financial statements.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of March 31, 2009 and 2008 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2006 and 2005 and the consolidated balance sheet data as of March 31, 2007, 2006 and 2005 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year ended March 31,
	2009	2008(1)	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$154,161	$106,182	$63,524	$63,591	$51,352
Service	113,443	62,774	38,948	34,101	32,124
License and royalty	—	—	—	184	1,738

Total revenue	267,604	168,956	102,472	97,876	85,214

Cost of revenue:
Product	43,315	33,965	17,184	18,639	16,251
Service	20,824	13,721	6,444	5,894	5,640

Total cost of revenue	64,139	47,686	23,628	24,533	21,891

Gross margin	203,465	121,270	78,844	73,343	63,323

Operating expenses:
Research and development	40,189	30,000	18,320	18,141	16,789
Sales and marketing	98,818	69,652	42,470	39,501	35,633
General and administrative	26,118	26,149	10,531	8,873	8,135
Amortization of acquired intangible assets	1,962	811	155	149	—
In-process research and development	—	—	—	143	—

Total operating expenses	167,087	126,612	71,476	66,807	60,557

Income (loss) from operations	36,378	(5,342)	7,368	6,536	2,766
Interest and other income (expense), net	(5,337)	(1,207)	3,898	2,627	1,053

Income (loss) before income tax expenses (benefit) and cumulative effect of accounting change	31,041	(6,549)	11,266	9,163	3,819
Income tax expense (benefit)	10,993	(4,461)	3,598	3,366	949
Cumulative effect of accounting change, net of taxes of $42	—	—	69	—	—

Net income (loss)	$20,048	($2,088)	$7,737	$5,797	$2,870

Basic net income (loss) per share	$0.51	($0.06)	$0.24	$0.19	$0.09
Diluted net income (loss) per share	$0.49	($0.06)	$0.23	$0.18	$0.09
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	39,351	34,913	31,713	31,041	30,572
Net income (loss) per share—diluted	40,925	34,913	33,050	31,885	31,521

(1)	On November 1, 2007, NetScout completed its acquisition of Network General, whereby NetScout acquired Network General for aggregate consideration of approximately $212 million.

	March 31,
	2009	2008(1)	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$135,912	$100,931	$100,104	$87,465	$83,863
Working capital	51,720	13,754	79,493	72,998	76,978
Total assets	436,734	420,937	180,419	165,755	148,287
Debt	92,500	98,750	—	—	—
Total stockholders’ equity	225,731	197,333	138,407	126,591	117,449

(1)	On November 1, 2007, NetScout completed its acquisition of Network General, whereby NetScout acquired Network General for aggregate consideration of approximately $212 million, including $53 million in cash.

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

Overview

NetScout designs, develops, manufactures, markets, sells and supports a family of integrated management products that enable unified service delivery management capabilities, performance management and optimization of complex, high-speed networks, that assure the delivery of critical business applications, services and content efficiently to customers and end-users. These solutions enable the world’s largest IT organizations to optimize, protect and simplify their IT infrastructure and operational environments while bringing enhanced operational efficiencies and helping to reduce the total overall cost of IT operations. We manufacture and market these products in integrated hardware and software solutions that have been used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

NetScout was incorporated in 1984 as a consulting services company. In 1992, we began to develop, manufacture and market our first infrastructure performance management products. Our operations have been financed principally through cash provided by operations and through the sale of NetScout securities in conjunction with our initial public offering in August 1999.

On November 1, 2007, we completed the acquisition of Network General and embarked upon an extensive integration program to combine our respective organizations, operations and customer bases, and to merge our largely complementary products and technologies into a unified service assurance platform. NetScout publicly announced the integration of product technology from Network General into a unified product in October, 2008 resulting in a powerful, unified solution that advances service assurance and performance management by combining extensive early-warning capabilities, real-time and historical application flow analysis, and deep-packet forensics.

The acquisition of Network General was valued at $212 million for purchase accounting purposes. The acquisition was financed with a combination of six million shares of our common stock, $100 million of senior secured floating rate notes, and $53 million in cash. Included in the $212 million is $3 million in transaction costs. The integration of our back office systems was completed at April 1, 2008. The integration of the sales forces took place in the fiscal first quarter of 2009 and the product line and technology integration occurred throughout fiscal year 2009.

In the comparative financial results, a full twelve months of the Network General business is included in the consolidated results for the fiscal year ended March 31, 2009 compared to only five months for the prior year and none in fiscal year 2007. This differential has a significant impact on understanding the financial statements and related year over year explanations.

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

In fiscal year 2009, our total revenue increased $98.6 million, or 58%, to $267.6 million compared to $169.0 million in fiscal year 2008. This increase is primarily attributable to the acquisition of Network General on November 1, 2007. Our cost of revenue increased by $16.5 million, or 35%, to $64.1 million compared to $47.7 million in fiscal year 2008. This increase is primarily due to the increased revenue associated with the acquisition of Network General. Gross profit of $203.5 million, or 76% of revenue, in fiscal year 2009 increased from $121.3 million, or 72% of revenue, in fiscal year 2008. This increase in gross margin percentage is attributable to product mix and synergies with the combined businesses. Our gross margin is primarily affected by the mix and volume of our product and service revenue. Product revenue in fiscal year 2009 increased $48.0 million, or 45%, to $154.2 million from $106.2 million in fiscal year 2008. Service revenue in fiscal year 2009 increased $50.7 million, or 81%, to $113.4 million from $62.8 million in fiscal year 2008. We realize significantly higher gross margins on service revenue than on product revenue.

Our operating expenses, which include research and development, sales and marketing, general and administrative expenses, and amortization of intangible assets increased in fiscal year 2009 by $40.5 million, or 32%, to $167.1 million, compared to $126.6 million in fiscal year 2008. The primary contributor to this increase in operating expenses was higher employee related expenses due to increased headcount as a result of the Network General acquisition in November 2007 as well as higher sales and marketing expenses including sales commissions commensurate with the higher sales volume.

Net income for fiscal year 2009 increased by $22.1 million, to net income of $20.0 million compared to a net loss of $2.1 million for fiscal year 2008. This increase was primarily attributable to the contribution of the acquired Network General business and growth in the NetScout business, as well as non-recurring integration costs in the prior year, partially offset by an increase of $2.3 million in interest expense associated with debt entered into as a result of the acquisition of Network General.

We have continued to see significant benefit from operating leverage and remain focused on increasing our operating margin by growing revenue while containing expenses. For fiscal year 2009, our income from operations was $36.4 million, increasing by $41.7 million compared to a loss from operations of $5.3 million in fiscal year 2008. We continue to see increased interest from our customers in the importance of managing and assuring the delivery of services from within the network with packet-flow technology through a unified service delivery management platform. As networks continue to expand, bandwidth continues to increase, applications become more complex, converged networks become more prevalent, and virtualization, web services and service oriented architectures become more pervasive, our products are ideally positioned to enable IT organizations to optimize, protect and simplify their modern IP network and the services delivered to their users. During fiscal year 2009, we released several new products and enhancements that will help our IT organizations meet the challenges of managing service delivery and application and network performance issues across large, globally distributed enterprise, service provider, and government networks:

•	We introduced nGenius K2, the industry’s first packet-flow-based intelligent early warning service performance management dashboard that enables IT organizations to predict and prevent service delivery problems. nGenius K2 is a fully integrated add-on module to the widely deployed nGenius Performance Management Solution. nGenius K2 delivers integrated service management capabilities through innovative KPIs that provide powerful, at-a-glance visualization and correlation of network and application health and users’ experiences. The introduction of nGenius K2 not only addresses IT organization needs for always-on visibility, it also extends the addressable target of our products to include network, datacenter and application managers to help them monitor the status of all related service delivery elements;

•

We launched Sniffer Global, the industry’s first enterprise-class portable network analyzer solution that brings much needed security, control, user activity reporting and enhanced manageability capabilities. Sniffer Global addresses a widely overlooked security risk by integrating the portable protocol analyzer into a policy-based, secure operating environment that is governed and controlled from a central authentication server. Sniffer Global controls what network data a portable analyzer user has access to, and how deeply they can access and analyze network traffic or data, helping to protect and mitigate risks from potential unauthorized use or activities;

•

We announced two new key releases within the Sniffer Intelligence line of advanced, service-aware expert troubleshooting solutions. Sniffer Financial Intelligence provides intelligent analysis enabling optimizations for capital markets and financial trading environments. Sniffer Mobile Intelligence provides intelligent analysis capabilities specifically for 3G mobile networks targeting Mobile Service Providers;

•

We released significant upgrades for both nGenius Performance Manager and nGenius InfiniStream products that significantly enhanced the functionality and value of our products and delivered on our promise to deliver a single unified hardware and software solution that leverages and integrates the underlying technology from NetScout and Network General. Our integration of Sniffer portfolio into the nGenius portfolio enables our customers to efficiently leverage their existing investments and benefit from the combined technical capabilities of two market-leading platforms. As a result of the product unification, elements from both product lines have come together under the nGenius Performance Management umbrella. NetScout has also unified its family of continuous capture DPC devices, formerly known as nGenius AFMon and Sniffer InfiniStream, as nGenius InfiniStream. The new nGenius InfiniStream DPC devices retain important elements from both product lines delivering operational consistency with a flexible range of interface options and storage capacities to meet our customers most demanding high-performance requirements;

•

In December 2008, we announced the mNOC mobility extension for our nGenius K2 product. mNOC mobility extends the physical boundaries of the traditional NOC, by enabling delivery of real-time performance and service delivery management metrics to web-based mobile devices enabling IT staff and business managers to have anyplace, anytime visibility into the health of their network, applications and service delivery environment. This enhancement enables mobile IT staff access to a wide range of comprehensive performance intelligence, predictive early warning alerts and definitive problem identification in rich graphic detail providing a collaborative environment with consistent workflows from which to manage the service delivery environment.

Backed by orders coming from the government and wireless telecommunications markets, we are entering fiscal year 2010 with combined product backlog, consisting of unshipped orders, and deferred product revenue of $10.0 million. We believe that this product backlog is firm and both our unshipped orders and deferred product revenue to be material to an understanding of our financial results. However, due to the fact that most of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

Critical Accounting Policies

We consider accounting policies related to cash, cash equivalents and marketable securities, revenue recognition, valuation of inventories, assumptions related to purchase accounting, valuation of goodwill and acquired intangible assets, capitalization of software development costs, share based compensation, and income taxes to be critical in fully understanding and evaluating our financial results. The application of these policies involves significant judgments and estimates by us.

Cash and Cash Equivalents and Marketable Securities

We account for our investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. Under the provisions of SFAS 115, we have classified our investments as “available-for-sale” which are carried at fair value based on quoted market prices and associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, auction rate securities and municipal bonds. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value. Long-term marketable securities, which consist of auction rate securities, typically were stated at par value prior to February 2008 due to the frequent resets through the auction process. While we continue to earn interest on auction rate securities at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. A discounted cash flow model was used to determine the estimated fair value of our investment in auction rate securities as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the investments. Based on this assessment of fair value, as of March 31, 2009 we have recorded a cumulative decline in the fair value of auction rate securities of $3.6 million, which was deemed temporary. Assumptions used require significant judgments by management. Changes in the assumptions could result in materially different estimates of fair values, resulting in additional credits and charges presented in the consolidated financial statements.

Revenue Recognition

Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because we have determined that the software components of our products are essential to the functionality and value of these products, we recognize our revenue in accordance with AICPA Statement of Position 97-2 “Software Revenue Recognition.”

Service revenue consists primarily of fees from customer support agreements, consulting and training. We generally provide software and hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration, typically for 12-month periods. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

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

Uncollected Deferred Revenue

Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have not recognized the deferred revenue or the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $1.2 million and $3.3 million at March 31, 2009 and 2008, respectively.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value. We regularly monitor our inventories for potential obsolete and excess inventory. Our net realizable value adjustment is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the cost basis of inventory that has been written down to reflect its net realizable value. As of March 31, 2009 and 2008, net realizable value adjustments included within inventory on the balance sheet totaled $986 thousand and $762 thousand, respectively. Significant judgments and estimates are made when establishing the net realizable value adjustment. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Assumptions Related to Purchase Accounting and the Valuation of Goodwill and Acquired Intangible Assets

We account for our acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” or SFAS 141. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer relationships and developed product technology, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for planned integration liabilities as well as litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by NetScout professionals from legal, finance, human resources, information systems, research and development, sales and executive management. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

The carrying value of goodwill was $128.2 million and $131.8 million as of March 31, 2009 and 2008, respectively. Goodwill is reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recognized in income equal to that excess. During the year ended March 31, 2009, a decrease of $3.6 million was made to adjust tax attributes and deferred tax assets related to the Network General acquisition including the release of the valuation allowance established on state tax attributes as part of the Network General acquisition.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, an asset may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of March 31, 2009, based upon our review, we determined that there has been no goodwill impairment.

The carrying value of acquired intangible assets was $59.6 million and $65.6 million as of March 31, 2009 and 2008, respectively. The carrying value of acquired intangible assets is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Our acquired intangible assets include developed product technology; customer relationships and an indefinite lived tradename resulting from the acquisition of Network General on November 1, 2007 (see Note 7 and Note 8 to our consolidated financial statements). We amortize acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated for potential impairment on an annual basis. At March 31, 2009 we determined that there had been no impairment of acquired intangible assets, or indefinite lived assets. Significant judgment and estimates are made when estimating fair value and useful lives for acquired intangible assets. If these accounting judgments and estimates prove to be materially inaccurate, the value of these assets and our financial results could be materially and adversely impacted. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

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

Share-based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based Payment”, or SFAS 123R, using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R’s adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, compensation expense was recognized only when we granted options with a discounted exercise price, granted restricted stock units, or granted options to non-employees.

Based on historical experience, we assumed an annualized forfeiture rate of 0% for awards granted to our directors during fiscal years 2009, 2008, and 2007, and an annualized forfeiture rate of 10%, 10%, and 12% for awards granted to our senior executives and remaining employees during fiscal years 2009, 2008, and 2007. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The cumulative effect of the accounting change resulted in pre-tax income of $111 thousand and was recognized in the statement of operations for the year ended March 31, 2007.

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

As of March 31, 2009, deferred income tax assets were $37.7 million, consisting primarily of $26.2 million of federal and state net operating loss carryforwards, $4.2 million of federal and state tax credits and $7.6 million other temporary book and tax accounting differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will be realized and, accordingly, do not require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be credited to income tax expense in the period such determination is made.

A valuation allowance has been established for certain federal foreign tax credits related to the Network General acquisition, which we believe do not meet the “more likely than not” criteria established by SFAS 109, “Accounting for Income Taxes”. If it is later determined that we are able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance. An adjustment to these deferred tax assets will be charged to income tax expense in the period such determination is made.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. We adopted FIN 48 as of April 1, 2007 as required.

Results of Operations

Fiscal Years Ended March 31, 2009 and 2008

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during fiscal years ended March 31, 2009 and 2008.

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$154,161	58%	$106,182	63%	$47,979	45%
Service	113,443	42	62,774	37	50,669	81%

Total revenue	$267,604	100%	$168,956	100%	$98,648	58%

Product. The 45%, or $48.0 million, increase in product revenue was primarily due to the Network General acquisition. Product revenue as a percent of total revenue decreased five points when compared to fiscal year 2008. The acquisition of Network General has shifted the revenue mix as Network General had a larger service component to its business.

Service. The 81%, or $50.7 million, increase in service revenue was primarily due to the expansion of our customer base due to the acquisition of Network General and an increase in the number of customer support agreements attributable to new product sales generated during the last 12 months, combined with continued renewals of customer support agreements from our expanding installed product base.

Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Indirect	$158,195	59%	$109,740	65%	$48,455	44%
Direct	109,409	41	59,216	35	50,193	85%

Total revenue	$267,604	100%	$168,956	100%	$98,648	58%

The 44%, or $48.5 million, increase in indirect channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition as well as increased sales to the federal sector, which we sell to entirely through channel partners, and increased international sales which are almost exclusively sold through channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 85%, or $50.2 million, increase in direct channel revenue is primarily the result of additional revenue generated as a result of the Network General acquisition and a significant increase in fiscal 2009 in revenue from the United States where direct selling is more prevalent.

Total revenue by geography is as follows:

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
United States	$199,737	75%	$123,321	73%	$76,416	62%

International:
Other Americas	17,276	6	7,354	4	9,922	135%
Europe – Middle East – Africa	37,618	14	27,188	16	10,430	38%
Asia Pacific	12,973	5	11,093	7	1,880	17%

Subtotal International	67,867	25	45,635	27	22,232	49%

Total revenue	$267,604	100%	$168,956	100%	$98,648	58%

Revenue from sales to customers outside the United States increased 49%, or $22.2 million, primarily as a result of the acquisition of Network General and increased sales to international telecommunications customers. This increase is due to a broad increase in international business but most notable in Other Americas where we had a 135% increase in revenue. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. Revenue from sales to customers in the United States increased by 62%, or $76.4 million, primarily as the result of the Network General acquisition. The fiscal year ended March 31, 2008 only included five months of increased revenue since the Network General acquisition occurred on November 1, 2007.

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

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$43,315	16%	$33,965	20%	$9,350	28%
Service	20,824	8	13,721	8	7,103	52%

Total cost of revenue	$64,139	24%	$47,686	28%	$16,453	35%

Gross profit:
Product $	$110,846	41%	$72,217	43%	$38,629	53%
Product gross profit %	72%		68%		4%
Service $	92,619	35%	49,053	29%	43,566	89%
Service gross profit %	82%		78%		4%

Total gross profit $	$203,465		$121,270		$82,195	68%

Total gross profit %	76%		72%		4%

Product. The 28%, or $9.4 million, increase in cost of product revenue was primarily due to the 45% increase in product revenue during the year ended March 31, 2009. A majority of the increase in revenue was associated with the acquisition of Network General. The product gross margin percentage increased by four points from 68% to 72% for the years ended March 31, 2008 and 2009, respectively, due to product mix and realized cost synergies mainly from reduced material costs resulting from the Network General acquisition. Average headcount in cost of product was 27 and 26 for the years ended March 31, 2009 and 2008, respectively

Service. The 52%, or $7.1 million, increase in cost of service revenue was primarily due to the $4.5 million increase in personnel costs associated with our customer support and training groups as a result of the Network General acquisition and $1.6 million of increased allocated overhead costs such as higher internal IT spending. The 89%, or $43.6 million, increase in service gross profit corresponds with the 81%, or $50.7 million, increase in service revenue, offset by the 52%, or $7.1 million, increase in cost of service revenue. The service gross margin percentage increased by four points from 78% to 82% for the year ended March 31, 2008 and 2009, respectively, due to a decline in purchase accounting valuation adjustments year over year as well as cost synergies resulting from the Network General acquisition. The acquisition of the Network General business has also shifted the revenue mix with service revenue accounting for a greater percentage of total revenue. Average headcount in cost of service was 99 and 63 for the years ended March 31, 2009 and 2008, respectively.

Gross profit. Our gross profit increased 68%, or $82.2 million. This increase was consistent with our revenue growth of 58%, or $98.6 million. The net effect of the combined increases in revenue and cost of revenue was a four point increase in gross profit percentage from 72% to 76% for the years ended March 31, 2008 and 2009, respectively. This increase in gross margin percentage is primarily attributable to favorable product mix, a shift in revenue mix towards our higher margin service business and realized cost synergies in fiscal year 2009 as a result of the Network General integration.

Operating Expenses

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Research and development	$40,189	15%	$30,000	18%	$10,189	34%
Sales and marketing	98,818	37%	69,652	41%	29,166	42%
General and administrative	26,118	10%	26,149	16%	(31)	0%
Amortization of acquired intangible assets	1,962	—%	811	—%	1,151	142%

Total	$167,087	62%	$126,612	75%	$40,475	32%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 34%, or $10.2 million, increase in research and development expenses is primarily due to an $8.1 million increase in employee related expenses, $803 thousand increased overhead costs such as higher internal IT spending and $1.1 million in increased depreciation as a result of the Network General acquisition. These expenses increased primarily due to the fact that the fiscal year ended March 31, 2008 included only five months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in research and development was 244 and 173 for the fiscal years ended March 31, 2009 and 2008, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 42%, or $29.2 million, increase in total sales and marketing expenses was primarily due to a $22.4 million increase in employee related expenses and sales incentive compensation tied directly to the 58% increase in revenue as a result of the acquisition of Network General, $2.3 million in increased travel expenses, $577 thousand in increased overhead costs such as higher internal IT spending, $1.6 million in increased sales office and rent expense from the additional sales offices and $489 thousand increase in sales meeting expenses. These expenses increased primarily due to the fact that the year ended March 31, 2008 included only five months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in sales and marketing was 303 and 218 for the fiscal years ended March 31, 2009 and 2008, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The $31 thousand decrease in general and administrative expenses was primarily due to a $6.0 million increase in employee related expenses, a $1.1 million increase in depreciation as a result of the Network General acquisition as well as the implementation of an Enterprise Resource Planning, or ERP, system on August 1, 2007, a $612 thousand increase in additional software licenses required for the additional headcount as a result of the Network General acquisition, a $570 thousand increase in accounting related fees and expenses and a $489 thousand increase in bad debt expenses offset by a $310 thousand decrease in consulting expenses and an $8.2 million decrease in Network General integration expenses. These expense increases noted above were primarily due to the fact that the year ended March 31, 2008 only included five months of increased expenses since the Network General acquisition occurred on November 1, 2007. Average headcount in general and administrative was 109 and 77 for the fiscal years ended March 31, 2009 and 2008, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The $1.2 million increase in amortization of acquired intangible assets was due to amortization of the customer relationships and net beneficial leases acquired in the acquisition of Network General in November 2007, offset by a $6 thousand decrease in Quantiva, Inc., or Quantiva, non-compete agreement amortization expense which became fully amortized during the first quarter of fiscal year 2008.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(5,337)	(2%)	$(1,207)	(1%)	$(4,130)	(342%)

The $4.1 million decrease in interest and other income (expense), net was primarily due to the $2.3 million increase in interest expense associated with debt that we entered into as a result of the acquisition of Network General, and a $1.8 million decrease in interest income due to the decrease in market interest rates received on investments in marketable securities.

Income Tax Expense (Benefit)

The annual effective tax rate for fiscal year 2009 is 35.4%, compared to an annual benefit of (68.1%) for fiscal year 2008. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of tax exempt interest income, differences in tax rates in foreign jurisdictions and federal and state tax credits. The difference in our effective tax rate compared to the prior year is primarily the result of our change to a net income position from a loss position in the prior year, a decrease in tax exempt interest income and the impact of federal and state tax credits during fiscal year 2009.

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$10,993	4%	$(4,461)	(3%)	$15,454	346%

Net Income (Loss)

Net income (loss) for the fiscal years ended March 31, 2009 and 2008 was as follows:

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Net income (loss)	$20,048	7%	$(2,088)	(1%)	$22,136	1,062%

The $22.1 million increase in net income during the fiscal year ended March 31, 2009 was mainly attributable to the increase in total product and service gross profit of $82.2 million, offset by a $40.5 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation as well as a $4.1 million increase in net interest expense.

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

Product. The 67%, or $42.7 million, increase in product revenue was primarily due to $30.7 million in product revenue from the Network General acquisition, an increase of approximately 21% in average selling price per unit due to product mix and a 2% increase in the number of units sold for the historical NetScout business during the year ended March 31, 2008. The increase in both average selling price and units sold was due to continued strong demand for our higher capacity products, including some of our new product introductions.

Service. The 61%, or $23.8 million, increase in service revenue was primarily due to $17.9 million in service revenue from the Network General acquisition, and an increase in the number of customer support agreements attributable to new product sales generated during the 12 months, combined with continued renewals of customer support agreements from our expanding product installed base.

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

Total revenue by geography is as follows:

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

Revenue from sales to customers outside the United States increased 87% primarily as a result of $16.6 million of incremental revenue related to the acquisition of Network General as well as increased sales in the EMEA region primarily from the stand alone NetScout business.

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

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$33,965	20%	$17,184	17%	$16,781	98%
Service	13,721	8	6,444	6	7,277	113%

Total cost of revenue	$47,686	28%	$23,628	23%	$24,058	102%

Gross profit:
Product $	$72,217	43%	$46,340	45%	$25,877	56%
Product gross profit %	68%		73%
Service $	49,053	29%	32,504	32%	16,549	51%
Service gross profit %	78%		83%

Total gross profit $	$121,270		$78,844		$42,426	54%

Total gross profit %	72%		77%		(5%)

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

Gross profit. Our gross profit in absolute dollars increased 54%, or $42.4 million. This increase was due to revenue growth of 65%, or $66.5 million, offset by the increase in product and service costs discussed above, $1.1 million in integration expenses and $1.7 million of expenses due to the amortization of product technology acquired. The net effect of the combined increases in revenue and cost of revenue was a five point decrease in gross profit percentage from March 31, 2007 to March 31, 2008. This decrease in gross profit percentage is primarily attributable to purchase accounting adjustments to product gross profit discussed above, plus a $12.2 million impact to service revenue associated with purchase accounting described above, as well as integration expenses and amortization of developed product technology.

Operating Expenses

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Research and development	$30,000	18%	$18,320	18%	$11,680	64%
Sales and marketing	69,652	41%	42,470	42%	27,182	64%
General and administrative	26,149	16%	10,531	10%	15,618	148%
Amortization of acquired intangible assets	811	—%	155	—%	656	423%

Total	$126,612	75%	$71,476	70%	$55,136	77%

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

Cumulative effect of accounting change, net of tax

Cumulative effect of accounting change, net of tax includes the effect of applying a forfeiture rate to share- based compensation awards upon the adoption of SFAS 123R during the first quarter of fiscal year 2007.

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cumulative effect of accounting change, net of taxes of $42	$—	—%	$69	—%	$(69)	(100)%

Net Income (Loss)

Net income (loss) for the fiscal years ended March 31, 2008 and 2007 was as follows:

	Fiscal Year Ended March 31,				Change
	2008		2007
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Net income (loss)	$(2,088)	(1%)	$7,737	8%	$(9,825)	(127%)

The 127%, or $9.8 million, decrease in net income during the fiscal year ended March 31, 2008 was mainly attributable to $12.7 million in integration expenses related to the acquisition of Network General and increased interest expense on debt incurred in connection with such acquisition, partially offset by the contribution of the Network General business, and gross profit improvement on historical NetScout business. Net income was impacted by the purchase accounting adjustments attributable to the Network General business that reduced revenue by $12.6 million and increased cost of product revenue by $1.3 million.

Contractual Obligations

As of March 31, 2009, we had the following contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and long-term debt obligations(1)	$104,604	$13,937	$32,663	$58,004	$—
Unconditional purchase obligations	580	580	—	—	—
Operating lease obligations(2)	20,217	5,960	9,548	4,709	—
Retirement obligations	2,690	216	496	894	1,084

Total contractual obligations	$128,091	$20,693	$42,707	$63,607	$1,084

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of April 1, 2007. As of March 31, 2009, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $314 thousand. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

(1)	Includes interest at an interest rate of 4.375% for our outstanding term loan at March 31, 2009.

(2)	We lease facilities and certain equipment under operating lease agreements extending through September 2013 for a total of $20.2 million.

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

Warranty and Indemnification

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

Contracts that we enter into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, we may agree to defend third party claims brought against a partner or direct customer claiming infringement of such third party's (i) U.S. patent and/or European Union, or EU, or other selected countries’ patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU, and/or other selected countries’ trademark or intellectual property rights. Moreover, this indemnity may require us to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for reasonable attorney's fees incurred by them from the lawsuit.

On limited occasions, we may agree to provide other forms of indemnification to partners or direct customers, such as indemnification that would obligate us to defend and pay any damages awarded to a third party against a partner or direct customer based on a lawsuit alleging that such third party has suffered personal injury or tangible property damage legally determined to have been caused by negligently designed or manufactured products.

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

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following:

	As of March 31,
	2009	2008	2007
	(Dollars in Thousands)
Cash and cash equivalents	$82,222	$56,702	$18,925
Short-term marketable securities	24,162	10,465	69,204
Long-term marketable securities	29,528	33,764	11,975

Cash, cash equivalents and marketable securities	$135,912	$100,931	$100,104

At March 31, 2009, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of March 31, 2009, we were in compliance with such covenants. As of March 31, 2009, no amounts were outstanding under the revolving credit facility.

Cash, cash equivalents, and marketable securities increased by $35.0 million from March 31, 2008 to March 31, 2009. While cash and cash equivalents increased by $25.5 million, short and long-term marketable securities increased in total by $9.5 million.

Our long-term marketable securities include investments in auction rate securities valued at $29.5 million at March 31, 2009, including accrued interest. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. This mechanism was structured to allow existing investors to roll over their holdings and continue to own their respective securities or liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, uncertainties in the credit markets resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused us to classify our auction rate securities within long term marketable securities on the consolidated balance sheet. As of March 31, 2009 our auction rate securities consisted of six positions issued by municipal agencies with a total par value of $33.0 million and a current estimated market value totaling $29.5 million. During the quarter ended December 31, 2008, a partial call transaction was closed related to one of our auction rate securities positions. As a result of the call we received proceeds of $400 thousand, which represented a recovery of the full par value of a portion of this particular security. The auction rate securities held by NetScout at March 31, 2009 have maturity dates ranging from December 2032 through December 2039. These investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements” and FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” as further disclosed in Note 4 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31,
	2009	2008	2007
	(Dollars in thousands)
Net cash provided by operating activities	$44,396	$36,336	$14,419
Net cash (used in) provided by investing activities	(17,843)	466	(58,997)
Net cash (used in) provided by financing activities	(1,315)	458	1,827

Net cash provided by operating activities.

Net cash provided by operating activities amounted to $44.4 million during the fiscal year ended March 31, 2009. The primary sources of operating cash flow in the fiscal year ended March 31, 2009 included net income of $20.0 million, adjusted to exclude the effects of non-cash items of $23.8 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and inventory write-downs, an $8.6 million decrease in prepaid expenses and other current assets mainly due to discontinuance of outsourcing the Network General inventory and a $4.9 million decrease in inventories, offset by a $7.8 million increase in accounts receivable resulting from increased revenue and billing and the timing of cash collections and shipments. The overall increase in cash provided by operating activities is attributable to net income improvement over the prior year.

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

Net cash provided by operating activities amounted to $14.4 million during the fiscal year ended March 31, 2007. The primary sources of operating cash flow in the fiscal year ended March 31, 2007 included net income of $7.7 million, adjusted to exclude the effects of non-cash items of $5.9 million, including depreciation and amortization and share-based compensation expense, a decrease of $926 thousand in accrued compensation and other expenses primarily as a result of incentive compensation and sales commissions, and an increase in deferred revenue of $2.8 million mainly due to an increase in the number of customer support agreements attributable to new product sales generated over the preceding fiscal year combined with continued renewals of customer support agreements from our expanding product installed base, offset by a $1.9 million increase in inventories due to the increased order volume and a $1.6 million increase in accounts receivables as a result of additional sales and the timing of such sales within the fiscal year ended March 31, 2007.

Net cash (used in) provided by investing activities.

For the fiscal years ended March 31, 2009, 2008 and 2007, cash (used in) provided by investing activities reflects the purchase of marketable securities of $30.3 million, $32.5 million and $104.2 million, respectively, offset by the proceeds from the maturity of marketable securities due to cash management activities of $17.4 million, $69.3 million and $48.9 million, respectively. The fiscal year ended March 31, 2008 includes the acquisition of Network General for $30.9 million, net of cash acquired in such transaction. Cash used in investing activities also includes capital expenditures. Capital expenditures for internal use software of $515 thousand and $1.5 million for the fiscal years ended March 31, 2008 and 2007, respectively, represent costs of procurement and development of a new ERP system that was implemented in August 2007. Capital expenditures for fixed assets of $5.0 million, $4.9 million and $2.2 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, represent an investment in our infrastructure as we prepare for future growth. We anticipate that our investment in our infrastructure will continue in future quarters.

Net cash (used in) provided by financing activities.

Net cash used in financing activities was $1.3 million during the fiscal year ended March 31, 2009. The primary outflow was due to the repayment of $6.3 million of our long-term debt with KeyBank, offset by proceeds from the exercise of stock options in the amount of $4.6 million and a tax benefit from stock options exercised of $362 thousand.

Net cash provided by financing activities was $458 thousand during the fiscal year ended March 31, 2008. The primary source was mainly due to proceeds received from the incurrence of long-term debt with KeyBank in connection with the re-financing of our senior secured floating rate notes, due in 2012, totaling $99.0 million net of deferred financing costs, offset by the repayments of long-term debt totaling $101.3 million which represents repayment of senior secured floating rate notes and the first principal payment on our long-term debt with KeyBank. Cash provided by financing activities for the fiscal year ended March 31, 2008 also included the exercise of stock options in the amount of $2.7 million.

Net cash provided by financing activities was $1.8 million during the fiscal year ended March 31, 2007. The primary source was the exercise of stock options in the amount of $3.9 million, offset by the purchase of treasury stock of $2.4 million, in connection with our open market stock repurchase program. On September 17, 2001, NetScout announced an open market stock repurchase program that enables NetScout to purchase up to one million shares of its outstanding common stock, subject to market conditions and other factors. On July 26, 2006, the Company announced that it had expanded the existing open market repurchase program to enable the Company to purchase an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to 4 million shares. Through the fiscal year ended March 31, 2007, NetScout has repurchased 328,794 shares of its common stock into treasury stock through its open market stock repurchase program. Cash to be used under this program in the future is undeterminable at this point in time.

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

Recent Accounting Standards

In April 2009, the FASB issued FASB Staff Position, or FSP, No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased in Identifying Transactions That Are Not Orderly”. FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We are currently evaluating the impact, if any, of the adoption of FSP 157-4 on our financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings) and (2) all other amounts (recorded in other comprehensive income). This FSP is effective for us beginning in the first quarter or our fiscal year 2010. We are currently evaluating the impact, if any, of the adoption of this FSP on our financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, of the adoption of FSP 142-3 on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our financial position and results of operations. We did not have any derivative instruments or hedging activities at March 31, 2009.

On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements at least annually. We adopted FSP 157 beginning April 1, 2008 and deferred the application of SFAS 157 to nonfinancial assets and liabilities until April 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS No. 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our financial position and results of operations. We did not have any minority interests as of March 31, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We expect that the application of SFAS 141R to any future acquisitions will have a material impact on recording those acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk.

Credit Risk. Our cash equivalents and short-term marketable securities consist primarily of money market instruments, U.S. Treasury bills and municipal obligations. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at March 31, 2009 against the carrying value of our auction rate securities.

Additional information regarding auction rate securities is detailed in Note 3 to the Consolidated Financial Statements held by NetScout at March 31, 2009.

At March 31, 2009 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan with KeyBank. As of March 31, 2009, we owed $92.5 million on this loan with a weighted average interest rate of 4.375%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2009. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $388 thousand.

Foreign Currency Exchange Risk. NetScout’s exposure to currency exchange rate fluctuations historically has been limited. Prior to the acquisition of Network General, all of our revenue transactions were executed in U.S. dollars. Currently, the substantial majority of our revenue transactions are executed in U.S. dollars. NetScout pays for certain foreign operating expenses such as payroll, rent and office expense in local currency, and, therefore, currency exchange rate fluctuations could have an adverse impact on our operating results and financial condition. Currently, NetScout does not engage in foreign currency hedging activities. The impact of currency exchange rate fluctuations on the translation of foreign currency denominated account balances and transactions is recorded in the period incurred.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

As of May 28, 2009, the Company entered into severance agreements with certain of its executive officers, including all of its named executive officers other than its Chief Executive Officer. With respect to Michael Szabados, the Company’s Chief Operating Officer; David P. Sommers, the Company’s Senior Vice President, General Operations and Chief Financial Officer; and John W. Downing, the Company’s Senior Vice President, Worldwide Sales Operations, and certain other executive officers, the respective severance agreements provide certain payments in the event that such officer is terminated without cause (as defined in the applicable agreement) or resigns for good reason (as defined in the applicable agreement) at any time prior to a change in control of the Company (as defined in the applicable agreement) or within one year thereafter. In such event, such officer will receive twelve months of his then current salary, and, if such termination occurs after a change of control, such officer will also receive a prorated amount of his maximum annual target bonus, based on the months elapsed in such year that in any event will not be less than half of his maximum annual target bonus and accelerated vesting of any outstanding unvested equity awards under the Company’s 2007 Equity Incentive Plan that would have vested or become exercisable within one year of such termination. With respect to the severance agreement with Mr. Downing, if such termination occurs after a change of control such payments will also include accrued but unpaid sales commissions plus a prorated amount of his maximum target sales commissions (without double counting for previously paid commissions) that in any event will not be less than fifty percent of his maximum target sales commissions. With respect to the severance agreement with Jeffrey R. Wakely, the Company’s Vice President, Finance and Chief Accounting Officer and certain other executive officers, if such officer is terminated without cause or resigns for good reason at any time within one year after a change in control of the Company, such officer will receive six months of his then current salary plus a prorated amount of his maximum annual target bonus based on the months elapsed in such year that in any event will not be less than half of his maximum annual target bonus. Each of the severance agreements listed above contain a two year initial term with one year automatic renewal terms unless the Company or the respective executive officer elects not to renew the agreement. Such agreements also contain forfeiture provisions requiring repayment of such severance amounts if it is ultimately determined that any such executive officer committed certain prohibited conduct while employed by the Company or materially breached any of such officer’s agreements with the Company. The severance agreement with Mr. Sommers replaces his existing severance arrangement with the Company.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 9, 2009.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 9, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 9, 2009.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 9, 2009.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to NetScout’s Proxy Statement for its annual stockholders’ meeting, which is expected to be held on September 9, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets as of March 31, 2009 and 2008	F-3

		Consolidated Statements of Operations for the Years Ended March 31, 2009, 2008 and 2007	F-4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended March 31, 2009, 2008 and 2007	F-5

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2009, 2008 and 2007	F-6

		Notes to Consolidated Financial Statements	F-7

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

	3.	List of Exhibits.

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

Date: June 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	June 1, 2009

/S/ DAVID P. SOMMERS David P. Sommers	Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)	June 1, 2009

/S/ JEFFREY R. WAKELY Jeffrey R. Wakely	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	June 1, 2009

/S/ VICTOR A. DEMARINES Victor A. DeMarines	Director	June 1, 2009

/S/ JOHN R. EGAN John R. Egan	Director	June 1, 2009

/S/ JOSEPH G. HADZIMA, JR. Joseph G. Hadzima, Jr	Director	June 1, 2009

/S/ STUART MCGUIGAN Stuart McGuigan	Director	June 1, 2009

/S/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	June 1, 2009

/S/ STEPHEN PEARSE Stephen Pearse	Director	June 1, 2009

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

June 1, 2009

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$82,222	$56,702
Marketable securities	24,162	10,465
Accounts receivable, net of allowance for doubtful accounts of $572 and $86 at March 31, 2009 and 2008, respectively	39,827	32,048
Inventories	6,850	12,083
Refundable income taxes	8,389	5,036
Deferred income taxes	2,796	6,052
Prepaid expenses and other current assets	4,939	13,546

Total current assets	169,185	135,932
Fixed assets, net	13,848	16,729
Goodwill	128,177	131,802
Acquired intangible assets, net	59,610	65,569
Deferred income taxes	34,941	34,891
Long-term marketable securities	29,528	33,764
Other assets	1,445	2,250

Total assets	$436,734	$420,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,385	$9,207
Accrued compensation	23,156	23,594
Accrued other	5,407	7,805
Income taxes payable	1,702	1,065
Long-term debt, current portion	10,000	6,250
Deferred revenue	70,815	74,257

Total current liabilities	117,465	122,178
Other long-term liabilities	771	917
Accrued long-term retirement benefits	1,330	1,245
Long-term deferred revenue	8,937	6,764
Long-term debt, net of current portion	82,500	92,500

Total liabilities	211,003	223,604

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2009 and 2008	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 44,811,729 and 43,370,802 shares issued and 40,279,712 and 38,838,785 shares outstanding at March 31, 2009 and 2008, respectively	45	43
Additional paid-in capital	192,844	182,789
Accumulated other comprehensive income (loss)	(1,461)	246
Treasury stock at cost, 4,532,017 shares at March 31, 2009 and 2008	(28,939)	(28,939)
Retained earnings	63,242	43,194

Total stockholders’ equity	225,731	197,333

Total liabilities and stockholders’ equity	$436,734	$420,937

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended March 31,
	2009	2008	2007
Revenue:
Product	$154,161	$106,182	$63,524
Service	113,443	62,774	38,948

Total revenue	267,604	168,956	102,472

Cost of revenue:
Product(1)	43,315	33,965	17,184
Service(1)	20,824	13,721	6,444

Total cost of revenue	64,139	47,686	23,628

Gross profit	203,465	121,270	78,844

Operating expenses:
Research and development(1)	40,189	30,000	18,320
Sales and marketing(1)	98,818	69,652	42,470
General and administrative(1)	26,118	26,149	10,531
Amortization of acquired intangible assets	1,962	811	155

Total operating expenses	167,087	126,612	71,476

Income (loss) from operations	36,378	(5,342)	7,368

Interest and other income (expense), net:
Interest income	2,031	3,813	3,992
Interest expense	(6,287)	(4,019)	(85)
Other expense, net	(1,081)	(1,001)	(9)

Total interest and other income (expense), net	(5,337)	(1,207)	3,898

Income (loss) before income taxes and cumulative effect of accounting change	31,041	(6,549)	11,266
Income tax expense (benefit)	10,993	(4,461)	3,598

Income (loss) before cumulative effect of accounting change	20,048	(2,088)	7,668
Cumulative effect of accounting change, net of taxes of $42	—	—	69

Net income (loss)	$20,048	$(2,088)	$7,737

Basic net income (loss) per share	$0.51	$(0.06)	$0.24
Diluted net income (loss) per share	$0.49	$(0.06)	$0.23
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	39,351	34,913	31,713
Net income (loss) per share—diluted	40,925	34,913	33,050
(1) Share-based compensation expenses included in these amounts are as follows:
Cost of product revenue	$119	$57	$41
Cost of service revenue	217	78	51
Research and development	1,278	502	503
Sales and marketing	2,232	997	608
General and administrative	1,276	435	270

Total share-based compensation expense, before income tax effect	$5,122	$2,069	$1,473

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance, March 31, 2006	35,488,019	$35	$120,057	$(122)	$(4,434)	$(26,490)	$37,545	$126,591
Net Income							7,737	7,737	$7,737
Net unrealized investment gains (losses)				76				76	76

Comprehensive income									$7,813

Effect of adoption of SFAS 123(r)			(4,545)		4,434			(111)
Issuance of common stock pursuant to exercise of options	833,069	1	3,871					3,872
Issuance of common stock pursuant to vesting of restricted stock options	260,764							—
Stock-based compensation expense for awards granted to employees			1,403					1,403
Stock-based compensation expense for awards granted to non-employees			70					70
Repurchase of treasury stock						(2,449)		(2,449)
Tax benefits of disqualifying disposititions of incentive stock options			1,218					1,218

Balance, March 31, 2007	36,581,852	36	122,074	(46)	—	(28,939)	45,282	138,407
Net Loss							(2,088)	(2,088)	$(2,088)
Net unrealized investment gains (losses)				(145)				(145)	(145)
Current translation adjustment				437				437	437

Comprehensive loss									$(1,796)

Issuance of common stock pursuant to exercise of options	532,211	1	2,735					2,736
Issuance of common stock pursuant to vesting of restricted stock options	256,739	—	—					—
Issuance of common stock pursuant to acquisition of Network General	6,000,000	6	55,911					55,917
Stock-based compensation expense for awards granted to employees			175					175
Stock-based compensation expense for restricted stock units granted to employees			1,868					1,868
Stock-based compensation expense for awards granted to non-employees			26					26

Balance, March 31, 2008	43,370,802	43	182,789	246	—	(28,939)	43,194	197,333
Net Income							20,048	20,048	$20,048
Net unrealized investment gains (losses)				(1,707)				(1,707)	(1,707)

Comprehensive income									$18,341

Issuance of common stock pursuant to exercise of options	819,580	2	4,571					4,573
Issuance of common stock pursuant to vesting of restricted stock options	621,347	—	—					—
Stock-based compensation expense for awards granted to employees			141					141
Stock-based compensation expense for restricted stock units granted to employees			4,981					4,981
Tax benefits of disqualifying disposititions of incentive stock options			362					362

Balance, March 31, 2009	44,811,729	$45	$192,844	$(1,461)	$—	$(28,939)	$63,242	$225,731

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$20,048	$(2,088)	$7,737
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change	—	—	(111)
Depreciation and amortization	13,805	8,726	3,696
Loss on disposal of fixed assets	8	13	7
Inventory write-down	300	316	183
Share-based compensation expense associated with equity awards	5,122	2,069	1,473
Tax benefit from stock options exercised	—	—	813
Deferred income taxes	8,225	(1,812)	(132)
Changes in assets and liabilities, net of the effects of acquisitions
Accounts receivable	(7,779)	7,161	(1,552)
Inventories	4,933	(3,079)	(1,929)
Refundable income taxes	(3,353)	(4,379)	328
Prepaid expenses and other current assets	8,640	(2,494)	(250)
Other assets	798	1,114	(31)
Accounts payable	(2,822)	(2,040)	296
Accrued compensation and other expenses	(2,897)	(2,545)	926
Income taxes payable	637	873	192
Deferred revenue	(1,269)	34,501	2,773

Net cash provided by operating activities	44,396	36,336	14,419

Cash flows from investing activities:
Purchase of marketable securities	(30,326)	(32,495)	(104,183)
Proceeds from maturity of marketable securities	17,449	69,277	48,859
Purchase of fixed assets	(4,966)	(4,858)	(2,183)
Acquisition of Network General, net of cash acquired	—	(30,943)	—
Capitalized expenditures for internal use software	—	(515)	(1,475)
Capitalized software development costs	—	—	(15)

Net cash (used in) provided by investing activities	(17,843)	466	(58,997)

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,573	2,736	3,871
Proceeds from issuance of long-term debt, net of issuance costs	—	98,972	—
Repayment of long-term debt	(6,250)	(101,250)	—
Purchase of treasury shares	—	—	(2,449)
Excess tax benefit from stock options exercised	362	—	405

Net cash (used in) provided by financing activities	(1,315)	458	1,827

Effect of exchange rate changes on cash and cash equivalents	282	517	—

Net increase (decrease) in cash and cash equivalents	25,520	37,777	(42,751)
Cash and cash equivalents, beginning of year	56,702	18,925	61,676

Cash and cash equivalents, end of year	$82,222	$56,702	$18,925

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,878	$3,503	$1
Cash paid for income taxes	$4,859	$2,652	$3,314

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with the acquisition of Network General	$—	$56,100	$—
Issuance of debt in connection with the acquisition of Network General	$—	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

NetScout Systems, Inc., or NetScout or the Company, designs, develops, manufactures, markets, sells and supports a family of integrated management products that enable Unified Service Delivery Management capabilities, performance management and optimization of complex, high-speed networks, enabling delivery of critical business applications, services and content efficiently to customers and end-users. These solutions enable large information technology, or IT, organizations to optimize, protect and simplify their IT infrastructure and operational environments while bringing enhanced operational efficiencies and helping to reduce the total overall cost of IT operations. NetScout manufactures and markets these products in integrated hardware and software solutions that have been used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. NetScout has a single operating segment and substantially all of its identifiable assets are located in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, valuation of inventories, assumptions related to purchase accounting, valuation of goodwill and acquired intangible assets, capitalization of software development costs, purchased software and internal use software, share-based compensation and income taxes. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Cash and Cash Equivalents and Marketable Securities

NetScout accounts for its investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115. Under the provisions of SFAS 115, NetScout has classified its investments as “available-for-sale” which are carried at fair value based on quoted market prices and associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash and cash equivalents typically consist of money market instruments, commercial paper with a maturity of three months or less and cash maintained with various financial institutions. Marketable securities generally consist of U.S. Treasury bills, commercial paper with an original maturity of greater than three months, U.S. government bonds, corporate bonds, auction rate securities and municipal bonds. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value.

Long-term marketable securities, which consist of auction rate securities, typically were stated at par value prior to February 2008 due to the frequent resets through the auction process. While NetScout continues to earn interest on auction rate securities at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

approximates the estimated fair value of auction rate securities. A discounted cash flow model was used to determine the estimated fair value of our investment in auction rate securities as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, a liquidity risk premium and expected holding periods of the investments. Based on this assessment of fair value, as of March 31, 2009 NetScout has recorded a cumulative decline in the fair value of auction rate securities of $3.6 million, which was deemed temporary and thus was recorded to accumulated other comprehensive income (loss) in stockholders’ equity.

Refer to Note 3 for further information regarding auction rate securities held by NetScout at March 31, 2009.

At March 31, 2009 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.2 million, which is included in prepaid and other current assets. At March 31, 2009, there were unrealized losses of $42 thousand recorded as accumulated other comprehensive income (loss) related to this investment. At March 31, 2008, there were unrealized gains of $9 thousand, recorded as accumulated other comprehensive income (loss). The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

Revenue Recognition

Product revenue consists of sales of NetScout’s hardware products and licensing of its software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because NetScout has determined that the software components of its products are essential to the functionality and value of these products, the Company recognizes revenue in accordance with AICPA Statement of Position, or SOP, 97-2, “Software Revenue Recognition.”

Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides software and hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration, typically for 12-month periods. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

The Company enters into multiple element arrangements in the normal course of business with its customers. Each element in such arrangements is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element, and the remaining portion of the total fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price customers pay when the element is sold separately. The separate sales of the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

undelivered elements is reviewed on a semi-annual basis and, when appropriate, vendor-specific objective evidence of fair value for such elements is updated to ensure that it reflects recent pricing experience.

Uncollected Deferred Revenue

Because of NetScout’s revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, NetScout has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $1.2 million and $3.3 million at March 31, 2009 and 2008, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable are carried at their approximate fair values. Long-term marketable securities, which consist of auction rate securities, are stated at fair value based on discounted cash flow calculations. At March 31, 2009 and 2008, no one customer or channel partner accounted for more than 10% of the accounts receivable balance. No one direct customer or indirect channel partner accounted for more than 10% of total revenue during the fiscal years ended March 31, 2009, 2008 and 2007. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

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

Assumptions Related to Purchase Accounting and the Valuation of Goodwill and Acquired Intangible Assets

NetScout accounts for acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, or SFAS 141. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer relationships and developed product technology, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for planned integration liabilities as well as litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations would be based on significant estimates

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

provided by us, such as forecasted revenues or profits on contract-related intangibles. Many factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, research and development, sales and executive management. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

In November 2007, NetScout recorded goodwill and acquired intangible assets using the purchase method in connection with the acquisition of Network General Central Corporation, or Network General (see Note 7 and 8). Acquired intangible assets from Network General mainly consist of customer relationships, developed product technology, and an indefinite lived tradename. NetScout amortizes acquired intangible assets over their estimated useful lives on a straight-line basis. NetScout considered the economic consumption method for amortizing acquired intangible assets and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of cash flows related to the acquired intangibles.

NetScout assesses goodwill for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess. At March 31, 2009, NetScout determined that there had been no impairment of goodwill.

The carrying value of acquired intangible assets is recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. NetScout’s acquired intangible assets include developed product technology, customer relationships and an indefinite lived tradename resulting from the acquisition of Network General on November 1, 2007 (see Note 7 and Note 8). We amortize acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The carrying value of the indefinite lived tradename is evaluated for potential impairment on an annual basis. At March 31, 2009 NetScout determined that there had been no impairment of acquired intangible assets or indefinite lived intangible assets. Significant judgment and estimates are made when estimating fair value and useful lives for acquired intangible assets.

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

Certain costs incurred in the procurement and development of an Enterprise Resource Planning, or ERP, system were capitalized in accordance with SOP No. 98-1 “Accounting for the Costs of Computer Software

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

Developed or Obtained for Internal Use”. Preliminary project planning costs associated with the project were expensed as incurred. As of March 31, 2009, 2008 and 2007, capitalized software for the ERP system totaling $3.8 million, $3.8 million and $3.3 million, respectively, is included on the balance sheet within fixed assets, net. Amortization of internal use software began on August 1, 2007 and is being recorded on a straight-line basis over five years.

Share-based Compensation

Effective April 1, 2006, NetScout adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, using the modified prospective application transition method and, therefore, has not restated prior periods’ results. Under this method compensation expense is recognized for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, share-based compensation is calculated net of an estimated forfeiture rate and compensation cost is only recognized for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Foreign Currency

Assets and liabilities of subsidiaries outside the U.S. are translated into U.S. dollars using exchange rates that are historical or in effect as of the balance sheet date in accordance with SFAS No. 52, “Foreign Currency Translation.” The effects of these foreign currency translation adjustments are included in the consolidated statements of operations since foreign operations are an extension of the domestic operations. Revenue attributable to foreign locations is contracted primarily in U.S. dollars. Foreign subsidiary expense accounts are translated at the foreign exchange rate in effect at the time the transaction is recorded. As a result of the acquisition of Network General, NetScout acquired additional operations outside the United States. NetScout will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. A weakening of the dollar against the foreign currencies could positively affect future revenues and negatively affect future gross margins and operating margins, while strengthening of the dollar against foreign currencies could negatively affect future revenues and positively affect future gross margins and operating margins.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was $366 thousand, $267 thousand and $86 thousand for the years ended March 31, 2009, 2008 and 2007, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options assuming such potential shares are not antidilutive, repurchased shares of common stock and restricted stock units under the “treasury stock” method.

Recent Accounting Standards

In April 2009, the FASB issued FASB Staff Position, or FSP, No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased in Identifying Transactions That Are Not Orderly”. FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, of the adoption of FSP 157-4 on its financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings) and (2) all other amounts (recorded in other comprehensive income). This FSP is effective for the Company beginning in the first quarter of our fiscal year 2010. The Company is currently evaluating the impact, if any, of the adoption of this FSP on its financial position and results of operations.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 (fiscal year 2010 for the Company). Early adoption is prohibited. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2010 for the Company), with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial position and results of operations. The Company did not have any derivative instruments or hedging activities as of March 31, 2009.

On February 12, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No 157,” which provides a one-year deferral of the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements at least annually. The Company adopted FSP 157-2 beginning April 1, 2008 and deferred the application of SFAS 157 to nonfinancial assets and liabilities until April 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial position and results of operations. The Company did not have any minority interests as of March 31, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company expects that the application of SFAS 141R to any future acquisitions will have a material impact on recording those acquisitions.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents, short-term marketable securities and long-term marketable securities are stated at fair value. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2009 and 2008.

The following is a summary of marketable securities held by NetScout at March 31, 2009 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 4):
U.S. government and municipal obligations	$20,965	$(7)	$20,958
Corporate bonds	4,397	(26)	4,371
Less: restricted investment	(1,209)	42	(1,167)

Total marketable securities	24,153	9	24,162

Auction rate securities	33,161	(3,633)	29,528

Total long-term marketable securities	33,161	(3,633)	29,528

Total marketable securities	$57,314	$(3,624)	$53,690

Maturity dates for short-term marketable securities held at March 31, 2009 range from April 2009 to March 2010. Maturity dates for long-term marketable securities held at March 31, 2009, which consist of auction rate securities, range from December 2032 to December 2039.

The following is a summary of marketable securities held by NetScout at March 31, 2008, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 4):
U.S. government and municipal obligations	$11,532	$92	$11,624
Less: restricted investment	(1,150)	(9)	(1,159)

Total marketable securities	10,382	83	10,465

Auction rate securities	34,048	(284)	33,764

Total long-term marketable securities	34,048	(284)	33,764

Total marketable securities	$44,430	$(201)	$44,229

Maturity dates for short-term marketable securities held at March 31, 2008 range from June 2008 to December 2008. Maturity dates for long-term marketable securities held at March 31, 2008, which consist of auction rate securities, range from December 2032 to December 2039.

The Company’s long-term marketable securities include investments in auction rate securities valued at $29.5 million at March 31, 2009, including accrued interest. Auction rate securities are publicly issued securities

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Cash, Cash Equivalents and Marketable Securities (Continued)

with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of NetScout’s securities every 35 days. This mechanism was structured to allow existing investors to rollover their holdings and continue to own their respective securities or to liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, uncertainties in the credit markets have resulted in failed auctions and a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long-term marketable securities on the consolidated balance sheet. As of March 31, 2009, the Company’s auction rate securities consisted of six positions issued by municipal agencies with a total par value of $33.0 million and a current estimated market value totaling $29.5 million. These auction rate securities have maturity dates ranging from December 2032 through December 2039. These investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. For further information on the Company’s approach to valuing these securities refer to Note 4. During the quarter ended December 31, 2008, a partial call transaction was closed related to one of the auction rate securities positions. As a result of the call, NetScout received proceeds of $400 thousand, which represented a recovery of the full par value of a portion of this particular security.

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

Level I –	Observable inputs such as quoted prices in active markets,
Level II –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly, and
Level III –	Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Fair Value Measurements (Continued)

financial assets and liabilities at fair value, including its marketable securities. The Company’s investment instruments, except for auction rate securities, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. The Company’s auction rate securities are classified as Level III on the fair value hierarchy due to the limited market data for pricing these securities.

The following table summarizes the valuation of the Company’s financial assets by the above SFAS No. 157 categories as of March 31, 2009 (in thousands):

	Total Fair Value	Level I	Level II	Level III
Cash and cash equivalents	$82,222	$82,222	—	—
Corporate bonds	4,371	4,371	—	—
U.S. government and municipal obligations	20,958	20,958	—	—
Less: restricted investment	(1,167)	(1,167)	—	—
Auction rate securities	29,528	—	—	29,528

Total	$135,912	$106,384	$—	$29,528

At March 31, 2009, the Company valued its auction rate securities at their fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of March 31, 2009, historical spreads in comparison to U.S. Treasuries at the last date which the market was considered active for these securities, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at between 53 and 57 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of approximately $2.2 million, net of tax, as of March 31, 2009 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents an incremental decline in value of approximately $2.0 million net of tax during the fiscal year ended March 31, 2009 resulting from a decline in market rates, an increase to the discount for illiquidity used in valuing these securities, and an increase in the estimated timing until a liquidity event. The Company has concluded that no other-than-temporary impairment has occurred because it believes that the declines in fair value that have occurred during fiscal year 2009 are due to general market conditions, these investments continue to be of high credit quality, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of the Company’s auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of its securities. There is no assurance as to when liquidity will return to this investment class, and therefore, the Company continues to monitor and evaluate these securities.

On October 10, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This FSP clarifies the application of SFAS 157 for markets that

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Fair Value Measurements (Continued)

are dislocated and not active and illustrates key considerations for companies when determining the fair value of financial assets in such markets. The Company believes that the market for its auction rate securities is not active and, consequently, considered the principles of FSP 157-3 in its determination of fair value of such securities. Specifically, the Company completed an assessment of these securities by applying judgment and assumptions to its internal risk-adjusted cash flow models in order to derive the fair value of the auction rate securities presented as of March 31, 2009.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level III in the fair value hierarchy (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs Level III
Balance at April 1, 2008	$33,764
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(487)
Unrealized losses included in accumulated other comprehensive income (loss)	(3,349)
Redemptions of securities	(400)

Balance at March 31, 2009	$29,528

5. Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO, method. Inventories consist of the following (in thousands):

	March 31,
	2009	2008
Raw materials	$4,138	$4,068
Work in process	249	216
Finished goods	2,463	7,799

	$6,850	$12,083

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Fixed Assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2009	2008
Furniture and fixtures	3-7	$2,999	$2,559
Computer equipment and purchased software	3-5	37,231	35,150
Demonstration and spare part units	2	5,032	4,134
Leasehold improvements	4-12	4,807	4,057

		50,069	45,900
Less – accumulated depreciation		(36,221)	(29,171)

		$13,848	$16,729

Depreciation expense on fixed assets for the years ended March 31, 2009, 2008 and 2007 was $7.8 million, $5.7 million, and $3.0 million, respectively.

Certain costs incurred in the procurement and development of an Enterprise Resource Planning, or ERP, system were capitalized in accordance with SOP No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Preliminary project planning costs associated with the project were expensed as incurred, while software license, integration, testing and other direct costs associated with the application development phase were capitalized. As of March 31, 2009, capitalized software costs for the ERP system totaling $3.8 million are included on the consolidated balance sheet within fixed assets. Amortization of internal use software began on August 1, 2007 and is being recorded on a straight-line basis over five years. Amortization of internal use software was $768 thousand and $512 thousand for the fiscal years ended March 31, 2009 and 2008, respectively.

7. Acquisition

On November 1, 2007, the Company acquired Network General. The results of Network General’s operations have been included in the consolidated financial statements since that date. The acquisition has enabled NetScout to offer customers best-of-breed early-warning capability, real-time and historical application flow analysis, and deep packet forensics. As a result, the combined company possesses the scale, technology, and resources required to address and meet the substantial operational challenges posed by virtualization, convergence, service-oriented architectures, high speed/high availability service requirements and highly distributed network-centric operations.

The aggregate purchase price was $212 million, including $53 million of cash, $100 million of NetScout’s senior secured floating rate notes (see Note 10), six million shares of common stock valued at $56 million and $3 million of capitalized acquisition costs. The value of the common shares was determined for purchase accounting purposes based on the average market price of NetScout’s common shares over the period commencing 2 days before and ending 2 days after the date the terms of the acquisition were agreed to and publicly announced. Capitalized acquisition costs consist of fees for legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, or SFAS 141, and SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The purchase price allocation included a liability of $4.6 million associated with work force reductions in the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Acquisition (Continued)

acquired business. This liability includes severance and benefits for 47 employees, of which $4.1 million was paid through March 31, 2009. The following table summarizes the allocation of the purchase price (in thousands):

Total Consideration:
Value of common stock issued	$56,100
Cash paid	52,631
Senior notes issued	100,000
Transaction costs	3,357

Total purchase consideration	$212,088

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $25,554	$58,802
Fixed assets	8,760
Deferred tax assets	34,790
Identifiable intangible assets	68,036
Other assets	1,957
Goodwill	91,617

Total assets acquired	263,962
Deferred revenue	(20,766)
Fair value of other liabilities assumed	(31,108)

Net assets acquired	$212,088

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from newer product lines, increased market share and synergies related to the integration of Network General with the Company’s nGenius Performance Management System. Goodwill from the Network General acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Network General is not deductible for tax purposes. In the year ended March 31, 2009, certain adjustments were made to goodwill to finalize the purchase accounting for the Network General acquisition. A decrease of $3.6 million was made to adjust deferred tax assets related to the acquisition. In addition, goodwill was reduced by a total of $48 thousand due to adjustments related to the opening balance sheet amounts of Network General’s accounts receivables and accrued liabilities. The purchase price allocation is no longer preliminary.

The following table reflects the fair value of the acquired identifiable intangible assets (in thousands) and related estimates of useful lives:

	Fair Value	Useful Life (Years)
Developed product technology	$19,900	5
Customer relationships	29,200	15.5
Tradename	18,600	Indefinite
Net beneficial leases	336	4.2

Total	$68,036

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Acquisition (Continued)

The following unaudited pro forma information presents a summary of the historical combined statements of operations of the Company and Network General for the years ended March 31, 2008 and 2007, giving effect to the acquisition as if it occurred on April 1, 2007 and 2006, respectively (in thousands, except per share data):

	(Unaudited) Year Ended March 31,
	2008	2007
Pro forma revenue	$251,879	$242,418
Pro forma net loss before cumulative effect of accounting change	(9,962)	(14,166)
Pro forma net loss	(9,962)	(14,096)
Pro forma loss per share:
Basic	$(0.13)	$(0.48)
Diluted	$(0.13)	$(0.48)
Pro forma shares outstanding:
Basic	38,421	37,713
Diluted	38,421	37,713

The pro forma net loss and net loss per share for each period presented primarily includes adjustments for amortization of intangible assets, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

8. Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $128.2 million and $131.8 million as of March 31, 2009 and 2008, respectively. The Company’s goodwill resulted from the acquisition of Network General in November 2007 (see Note 7), the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000. In accordance with SFAS No. 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If an indication of goodwill impairment arises, the Company tests for impairment at the reporting unit level using a two-step, fair-value based approach. The first step determines the fair value of the reporting unit and compares it to the reporting unit’s carrying value. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to its tangible and intangible assets and liabilities, deriving an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in income equal to that excess.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Goodwill & Acquired Intangible Assets (Continued)

The change in the carrying amount of goodwill for the fiscal years ended March 31, 2009 and 2008 is as follows (in thousands):

Balance as of March 31, 2007	$36,561
Goodwill related to the acquisition of Network General	95,241

Balance as of March 31, 2008	131,802
Purchase price allocation adjustment (see Note 7)	(3,625)

Balance as of March 31, 2009	$128,177

Acquired Intangible Assets

The net carrying amounts of acquired intangible assets were $59.6 million and $65.6 million as of March 31, 2009 and 2008, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated for potential impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. For the fiscal years ended March 31, 2009 and 2008, it was determined that there was no impairment.

Acquired intangible assets consist of the following as of March 31, 2009 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$5,638	$14,262
Customer relationships	29,200	2,669	26,531
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	119	217
Software	1,255	1,255	—

	$69,291	$9,681	$59,610

Acquired intangible assets consist of the following as of March 31, 2008 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$1,658	$18,242
Customer relationships	29,200	785	28,415
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	41	295
Non-compete agreements	310	310	—
Software	1,255	1,238	17

	$69,601	$4,032	$65,569

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Goodwill & Acquired Intangible Assets (Continued)

Amortization of developed product technology and acquired software included as cost of product revenue was $4.0 million, $2.1 million and $418 thousand for the fiscal years ended March 31, 2009, 2008 and 2007. Amortization of other acquired intangible assets included as operating expense was $2.0 million, $832 thousand and $155 thousand for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The following is the expected future amortization expense for the years ended March 31 (in thousands):

2010	$5,941
2011	5,941
2012	5,926
2013	4,206
2014	1,884
Thereafter	17,112

Total	$41,010

The weighted average useful life of acquired intangible assets is 11 years.

9. Capitalized Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS 86) and capitalized thereafter until the related software products are available for first customer shipment. During the fiscal year ended March 31, 2006, the Company met technological feasibility for its nGenius Analytics product. As of March 31, 2009 and 2008, respectively, capitalized software development costs for the nGenius Analytics product totaled $327 thousand. Beginning in April 2006, the nGenius Analytics product was available for sale and the Company commenced amortization on a straight-line basis over a two-year period. Amortization of capitalized software development costs for the Company’s nGenius Analytics product totaled $6 thousand, $164 thousand and $157 thousand for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. No costs were capitalized related to other research and development projects during fiscal years ended March 31, 2009, 2008 and 2007 since the amounts subject to capitalization under SFAS 86 were not material.

10. Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General (see Note 7). The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts were outstanding under the revolving credit facility as of March 31, 2009.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Long-term Debt (Continued)

selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. From December 21, 2007 until February 29, 2008, the applicable margin for Alternative Base Rate loans was 175 basis points and 300 basis points for Eurodollar Rate loans. For the period December 21, 2007 through February 29, 2008, the term loan incurred interest at 7.75%. Commencing with the delivery of the Company’s financial statements for the quarter ended December 31, 2007, the applicable margin began to vary depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. At March 31, 2008, the term loan incurred interest at 7.50%. As of March 31, 2009, the applicable interest rate on the term loan was 4.375%, and the Company expects this to be the rate in effect until June 30, 2009. While outstanding, the Company’s senior secured floating rate notes incurred interest at 9.91%.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of March 31, 2009, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2010	$10,000
2011	11,250
2012	15,000
2013	56,250

Total	$92,500

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of March 31, 2009, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from asset sales by the Company and its subsidiaries in excess of established thresholds, (b) 100% of the net proceeds from the issuance of debt, (c) subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries commencing as of March 31, 2009, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. For the fiscal years ended March 31, 2009 and 2008, there was no excess cash flow as calculated under the annual excess cash flow provision of the Credit Agreement. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company capitalized $1.0 million of debt issuance costs associated with the origination of the Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $705 thousand as of March 31, 2009 is included in other assets in the Company’s consolidated balance sheet.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Net Income (Loss) Per Share

Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except share and per share data):

	Year ended March 31,
	2009	2008	2007
Basic:
Net income (loss)	$20,048	$(2,088)	$7,737
Weighted average common shares outstanding	39,351,294	34,912,980	31,713,004

Basic net income (loss) per share	$0.51	$(0.06)	$0.24

Diluted:
Net income (loss)	$20,048	$(2,088)	$7,737

Weighted average common shares outstanding	39,351,294	34,912,980	31,713,004
Weighted average stock options	1,026,331	—	1,115,543
Weighted average restricted stock units	547,711	—	220,970

Diluted weighted average shares	40,925,336	34,912,980	33,049,517

Diluted net income (loss) per share	$0.49	$(0.06)	$0.23

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be antidilutive:

	Year ended March 31,
	2009	2008	2007
Stock options	223,719	1,456,476	560,813
Restricted stock units	30,903	199,747	1,887

12. Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through March 31, 2009, the Company had repurchased a total of 486,794 shares of common stock. The Company did not repurchase any shares during the fiscal years ended March 31, 2009 and 2008, respectively.

13. Stock Plans

1999 Stock Option and Incentive Plan

In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan, or the 1999 Stock Option Plan. The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Stock Plans (Continued)

options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. The 1999 Stock Option Plan was administered by the Compensation Committee and the Equity Compensation Committee which the Board of Directors established for administrative convenience further described below. The 1999 Stock Option Plan permits the granting of restricted stock and restricted stock units, collectively referred to as “equity-based awards.” Equity-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. A total of 9,500,000 shares of common stock were reserved for issuance under the 1999 Stock Option Plan. As of March 31, 2009, options to purchase an aggregate of 1,873,411 shares of common stock at a weighted average exercise price of $6.91 per share were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.

1997 and 2000 Incentive Plans

In July 2000, NetScout assumed the 1997 Stock Incentive Plan and 2000 Stock Incentive Plan of NextPoint Networks, Inc., or Nextpoint, and all outstanding options which had been issued pursuant to each plan as part of the acquisition of NextPoint. Options to purchase shares of NextPoint common stock were converted into options to purchase shares of NetScout common stock. The 1997 Stock Incentive Plan provided that all outstanding options become immediately exercisable upon the consummation of the NextPoint acquisition. However, certain NextPoint option holders executed an agreement providing that (i) only 50% of such option holder’s options would become exercisable immediately following the acquisition and (ii) the remainder of the unexercisable options would become exercisable in equal quarterly amounts over the two years following the acquisition. Under the 2000 Stock Incentive Plan, options generally become exercisable over a four-year period. As of March 31, 2009, options to purchase an aggregate of 14,962 shares of common stock at a weighted average exercise price of $3.78 per share were outstanding under the 1997 Stock Incentive Plan. As of March 31, 2009, options to purchase an aggregate of 4,558 shares of common stock at a weighted average exercise price of $8.83 per share were outstanding under the 2000 Stock Incentive Plan. No additional option grants will be made under the 1997 Stock Incentive Plan or the 2000 Stock Incentive Plan.

2007 Equity Incentive Plan

In September 2007, the 2007 Equity Incentive Plan, or the 2007 Plan, replaced the 1999 Stock Option Plan. The 2007 Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. A total of 5,000,000 equity awards are reserved for issuance under the 2007 Plan. As of March 31, 2009, an aggregate of 1,552,154 equity awards were outstanding under the 2007 Plan.

The 2007 Plan is administered by the Compensation Committee. For administrative convenience, the Board of Directors established the Equity Compensation Committee, which was responsible until April 29, 2009 for

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Stock Plans (Continued)

granting share-based awards to employees and consultants of the Company who are not directors or executive officers of the Company. The Equity Compensation Committee operated under guidelines established by the Board of Directors. The Equity Compensation Committee had the authority to select the employees and consultants to whom awards are granted (except for directors and executive officers) and determine the terms of each award, including the number of shares of common stock subject to the award. On April 29, 2009, the activities previously undertaken by the Equity Compensation Committee reverted to the Compensation Committee.

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

Transactions under the 1990 and 1999 Stock Option Plans, the 1997 and 2000 Stock Incentive Plans and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2007, 2008 and 2009 are summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding-March 31, 2006	4,189,844	$6.08	842,528	$6.05
Granted	—	—	98,106	7.76
Exercised (Options)/Issued (RSU’s)	(833,069)	4.65	(260,764)	5.68
Canceled	(82,486)	12.55	(62,246)	6.63

Outstanding-March 31, 2007	3,274,289	6.28	617,624	6.42
Granted	—	—	1,981,647	9.51
Exercised (Options)/Issued (RSU’s)	(532,211)	5.14	(256,739)	5.97
Canceled	(26,117)	7.70	(55,516)	7.96

Outstanding-March 31, 2008	2,715,961	6.49	2,287,016	9.11
Granted	—	—	263,102	11.65
Exercised (Options)/Issued (RSU’s)	(819,580)	5.58	(621,445)	8.84
Canceled	(3,450)	6.22	(172,648)	9.22

Outstanding-March 31, 2009	1,892,931	$6.89	1,756,025	$9.58

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Stock Plans (Continued)

The following table summarizes information about options outstanding and exercisable at March 31, 2009:

		Outstanding		Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life in Years	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$2.28 to 4.20	4.4	57,931	$3.94	52,545	$3.93
$4.22 to 6.25	2.0	1,150,073	$4.59	1,149,479	$4.59
$6.29 to 7.80	5.1	83,550	$6.82	82,643	$6.82
$7.85 to 11.25	4.1	380,858	$8.19	380,858	$8.19
$13.44 to 15.13	1.3	152,531	$14.27	152,531	$14.27
$17.00 to 28.94	1.2	68,188	$24.53	68,188	$24.53

	2.6	1,893,131	$6.89	1,886,244	$6.90

As of March 31, 2009, there were 2,988,539 shares of common stock available for grant under the 2007 Plan.

The aggregate intrinsic values of stock options and restricted stock units as of March 31, 2009 and 2008 were as follows (in thousands):

	March 31,
	2009	2008
Options:
Outstanding(1)	$3,177	$9,450
Exercisable(1)	$3,158	$9,242
Restricted Stock Units(2)	$12,573	$21,282

(1)	The aggregate intrinsic values in this table were calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2009 ($7.16) and 2008 ($9.30) and the exercise price of the underlying options.
(2)	The aggregate intrinsic values in this table were calculated based on the closing market value of the Company’s common stock on March 31, 2009 ($7.16) and 2008 ($9.30) for the underlying restricted stock units.

As of March 31, 2009, the total unrecognized compensation cost related to stock options was $3 thousand, which is expected to be recognized over a weighted-average period of less than one month.

As of March 31, 2009, the total unrecognized compensation cost related to restricted stock unit awards was $12.1 million, which is expected to be amortized over a weighted-average period of 2.4 years.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Retirement Plan

In 1996, NetScout established a 401(k) plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which NetScout matches 25% of the employee’s contribution up to 6% of the employee's salary. In January 2001, the plan was amended to increase the NetScout match to 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $1.7 million, $1.4 million and $956 thousand to the plans for the years ended March 31, 2009, 2008 and 2007, respectively.

15. Income Taxes

Income (loss) before income tax expense (benefit) consisted of the following:

	Year ended March 31,
	2009	2008	2007
Domestic	$28,284	$(9,345)	$10,639
Foreign	2,757	2,796	738

	$31,041	$(6,549)	$11,377

The components of the income tax expense (benefit) are as follows:

	Year ended March 31,
	2009	2008	2007
Current income tax expense (benefit):
Federal	$369	$(3,695)	$3,609
State	232	72	344
Foreign	1,101	561	168

	1,702	(3,062)	4,121

Deferred income tax expense (benefit):
Federal	8,606	(765)	(363)
State	685	(634)	(118)

	9,291	(1,399)	(481)

	$10,993	$(4,461)	$3,640

The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Year ended March 31,
	2009	2008	2007
Statutory U.S. federal tax rate	35.0%	(35.0)%	35.0%
State taxes, net of federal tax effect	3.1	(5.1)	1.4
Share-based compensation expense	—	0.8	0.4
Tax-exempt interest	(1.3)	(14.2)	(3.3)
Research and development tax credits	(3.4)	(10.0)	(0.3)
Tax rate differential of foreign operations	(0.4)	(6.4)	(0.8)
Meals and entertainment	1.2	3.0	1.0
Other	1.2	(1.2)	(1.4)

	35.4%	(68.1)%	32.0%

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Income Taxes (Continued)

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. A valuation allowance has been established for certain federal foreign tax credits related to the Network General acquisition, which the Company believes do not meet the “more likely than not” criteria established under SFAS 109, “Accounting for Income Taxes”. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a charge to income tax expense in the period such determination is made. Deferred income taxes were not provided on approximately $8.1 million of undistributed earnings of certain foreign subsidiaries as of March 31, 2009 because such undistributed foreign earnings are to be indefinitely reinvested outside of the United States. As of March 31, 2009, the Company has deemed it to be impracticable to determine the amount of any taxes payable if these amounts were to be repatriated to the United States.

At March 31, 2009, the Company had United States federal net operating loss carryforwards of $65.5 million, of which $3.4 million relates to tax deductions from share-based payments and is tracked separately and not included in the Company’s deferred tax asset in accordance with SFAS 123R. The tax benefit associated with the share-based payments will be credited to equity if realized. At March 31, 2009, the Company had state net operating loss carryforwards of $87.6 million. At March 31, 2009, the Company had federal and state research and development tax carryforwards of $3.3 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2023 and extending through 2027, if not utilized. Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Income Taxes (Continued)

The components of net deferred tax assets are as follows:

	Year ended March 31,
	2009	2008
Assets:
Accrued expenses	$3,342	$7,135
Depreciation	421	432
Deferred revenue	2,940	—
Reserves	613	1,234
Intangible assets	—	2,533
Net operating loss carryforwards	26,155	31,471
Tax credit carryforwards	4,180	2,004
Share-based compensation	81	258
Auction rate securities temporary impairment	1,394	—
Other	130	200

	39,256	45,267
Liabilities:
Deferred revenue	—	(819)
Intangible assets	(1,270)	—
Valuation allowance	(249)	(3,505)

	$37,737	$40,943

The Company files U.S. federal tax returns and files returns in various states, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2005, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of the tax return previously filed.

Effective April 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”. The implementation of FIN 48 did not have a material impact on our consolidated financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2009 and 2008 is as follows (in thousands):

	Year ended March 31,
	2009	2008
Balance at April 1,	$135	$—
Additions based on tax positions related to the current year	53	—
Additions for tax positions of prior years	126	135
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at March 31,	$314	$135

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Income Taxes (Continued)

The Company’s policy to include interest and penalties, related to unrecognized tax benefits, as a component of interest expense on the condensed consolidated statements of operations did not change as a result of implementing FIN 48. There was no accrued interest or penalties as of March 31, 2009.

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

16. Commitments and Contingencies

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $6.8 million, $5.2 million and $3.8 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

As of March 31, 2009, future non-cancelable minimum lease commitments (including copiers and automobiles) are as follows:

Year ending March 31,
2010	$5,960
2011	4,918
2012	4,630
2013	3,336
2014	1,373
Remaining years	—

Total minimum lease payments	$20,217

Contingencies

On December 14, 2006, the Company was sued for patent infringement by Diagnostic Systems Corporation, or DSC, in the United States District Court for the Central District of California, along with several other co-defendants. In its Complaint, DSC requested injunctive relief, unspecified damages, expenses, and reasonable attorneys’ fees. Specifically, DSC alleged that the Company infringed United States Letters Patent Nos. 5,701,400, and 5,537,590. The Company’s Answer to DSC’s Complaint denied the allegations of patent infringement and asserted counterclaims seeking a judgment that it did not infringe and that the patents were invalid. On June 17, 2008, the Company amended its defenses and counterclaims alleging that the patents were also unenforceable due to inequitable conduct as a result of the patent holder’s committing fraud on the Patent Office in connection with the prosecution of the patents’ applications. DSC added additional co-defendants over the course of the proceedings. On August 12, 2008, the Court granted our motion to compel DSC to produce hundreds of documents that the Court ruled DSC had improperly withheld on grounds of attorney-client privilege. The Company’s motion was successful because the Court agreed with our position that, among other things, hundreds of documents DSC was seeking to protect were not privileged simply because in-house counsel

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

16. Commitments and Contingencies (Continued)

was engaged in DSC’s business operations. DSC appealed the order to the United States Court of Appeals for the Federal Circuit. The Court of Appeals upheld the lower court’s decision granting the Company’s motion to compel and requiring DSC to disclose the documents requested during discovery. The Company believes the plaintiff’s claims have no merit. However, in the interests of eliminating these ongoing litigation costs, on February 9, 2009, the parties entered into a definitive settlement agreement and filed a Stipulation of Dismissal with the Court. On February 11, 2009, the Court issued its order dismissing the case. No ongoing royalty payments are required. The Company believes the settlement amount and all previously accrued amounts are immaterial to the ongoing operations and financial condition of the Company.

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count amended complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. As discussed in Note 7, the Company acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed substantially similar complaints in the Superior Court of New Jersey that was dismissed on May 30, 2008 and then in the Superior Court of California, San Francisco County that was dismissed on October 23, 2008. On January 5, 2009, the defendants moved to dismiss the current complaint in its entirety on several grounds. The plaintiffs opposed that motion and, following a hearing, on February 18, 2009, the Court dismissed the amended complaint against certain of the former officers and directors of Network General. On March 13, 2009, Network General and its former president, the only remaining defendants, answered the amended complaint and denied plaintiffs’ allegations. Discovery in this action has begun. The Company believes the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

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

Total revenue by geography is as follows (in thousands):

	Year ended March 31,
	2009	2008	2007
United States	$199,737	$123,321	$78,076
Other Americas	17,276	7,354	5,595
EMEA	37,618	27,188	11,689
Asia Pacific	12,973	11,093	7,112

	$267,604	$168,956	$102,472

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

17. Segment and Geographic Information (Continued)

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

18. Quarterly Results of Operations – Unaudited

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2009 and 2008. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2008	2008	2008	2008	2007	2007	2007
Revenue	$66,086	$72,050	$68,861	$60,607	$57,691	$53,741	$29,612	$27,912
Gross profit	$50,656	$56,024	$51,515	$45,269	$39,152	$38,058	$22,909	$21,773
Net income (loss)	$5,674	$7,935	$4,942	$1,497	($4,913)	($3,106)	$3,251	$2,680
Diluted net income (loss) per share	$0.14	$0.20	$0.12	$0.04	($0.13)	($0.09)	$0.10	$0.08

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Deductions) Resulting in Charges (Benefits) to Operations	Additions Resulting in Charges to Other Accounts		Deductions due to Write-Offs	Balance at End of Year
	(in thousands)
Year ended March 31, 2007
Allowance for doubtful accounts	$44	$(16)	$—		$(19)	$9
Year ended March 31, 2008
Allowance for doubtful accounts	$9	$77	$—		$—	$86
Deferred tax asset valuation allowance	$—	$—	$3,505	(1)	$—	$3,505
Year ended March 31, 2009
Allowance for doubtful accounts	$86	$608	$—		$(122)	$572
Deferred tax asset valuation allowance	$3,505	$—	$(3,256	)(2)	$—	$249

(1)	Recorded in connection with the acquisition of Network General.
(2)	Adjustment recorded to goodwill.

S-1

NetScout Systems, Inc

Index to Exhibits

2.1	Agreement and Plan of Merger dated September 19, 2007 by and among NetScout, Bradley Merger Sub, LLC, Network General Central Corporation, Network General Corporation, and Silver Lake Partners, L.P. and TPG Starburst IV, LLC, solely in their capacities as representatives of Network General Central Corporation’s stockholders (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference).

2.2	Amendment No. 1, dated as of October 1, 2007, to the Agreement and Plan of Merger, dated September 19, 2007, by and among NetScout, Bradley Merger Sub, LLC, Network General Central Corporation, Network General Corporation, and Silver Lake Partners, L.P. and TPG Starburst IV, LLC, solely in their capacities as representatives of Network General Central Corporation’s stockholders (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on October 5, 2007 and incorporated herein by reference).

2.3	Amendment No. 2, dated as of October 11, 2007, to the Agreement and Plan of Merger, dated September 19, 2007, as amended on October 1, 2007, by and among NetScout, Bradley Merger Sub, LLC, Network General Central Corporation, Network General Corporation, and Silver Lake Partners, L.P. and TPG Starburst IV, LLC, in each case solely in its capacity as a representative of Network General Central Corporation’s stockholders (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on October 17, 2007 and incorporated herein by reference).

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2, 4.2	Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K filed on January 27, 2009 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

4.4	Stockholders Agreement, dated September 19, 2007, by and among NetScout and certain stockholders of Network General Central Corporation (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference).

10.1	1997 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.3 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.2	1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).*

10.4	Form of Restricted Stock Unit Agreement with respect to the NetScout 1999 Stock Option and Incentive Plan (filed as Exhibit 10.2 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).*

10.5	1999 Employee Stock Purchase Plan, as amended (included as Annex A to NetScout’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference).*

10.6	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.7	2000 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.4 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.8	Form of Indemnification Agreement (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on September 19, 2006 and incorporated herein by reference).*

10.9	Summary of Non-Employee Director Compensation (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).*

10.10	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference).*

10.11	Amendment No. 1 to Agreement Relating to Employment, dated February 2, 2007, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 and incorporated herein by reference).*

10.12	Amendment No. 2 to Agreement Relating to Employment, dated December 22, 2008, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 and incorporated herein by reference).*

10.13	Separation Agreement, dated January 3, 2007, by and between NetScout and Narendra V. Popat (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference).*

10.14	NetScout 2007 Equity Incentive Plan. (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.15	NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8 (No. 333-148364) and incorporated herein by reference).*

10.16	Credit and Security Agreement, dated as of December 21, 2007, by and among, NetScout, KeyBank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on December 31, 2007 and incorporated herein by reference).

10.17	Form of Severance Agreement for Executive Officers (filed herewith).*

10.18	Form of Severance Agreement for Executive Officers (change of control only) (filed herewith).*

21	Subsidiaries of NetScout.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.