Form 10-Q
period 2009-06-30
NETSCOUT SYSTEMS INC
filed 2009-08-10
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0000-26251

NETSCOUT SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2837575
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

310 Littleton Road, Westford, MA 01886

(978) 614-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 7, 2009 was 40,357,526.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$75,733	$82,222
Marketable securities	37,032	24,162
Accounts receivable, net of allowance for doubtful accounts of $584 and $572 at June 30, 2009 and March 31, 2009, respectively	29,016	39,827
Inventories	7,260	6,850
Refundable income taxes	6,650	8,389
Deferred income taxes	2,796	2,796
Prepaid expenses and other current assets	5,108	4,939

Total current assets	163,595	169,185
Fixed assets, net	13,279	13,848
Goodwill	128,177	128,177
Acquired intangible assets, net	58,125	59,610
Deferred income taxes	34,181	34,941
Long-term marketable securities	28,798	29,528
Other assets	1,260	1,445

Total assets	$427,415	$436,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,946	$6,385
Accrued compensation	12,205	23,156
Accrued other	5,132	5,407
Income taxes payable	3,122	1,702
Current portion of long-term debt	13,144	10,000
Deferred revenue	66,279	70,815

Total current liabilities	106,828	117,465
Other long-term liabilities	730	771
Accrued long-term retirement benefits	1,424	1,330
Long-term deferred revenue	8,958	8,937
Long-term debt, net of current portion	76,856	82,500

Total liabilities	194,796	211,003

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2009 and March 31, 2009	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 44,866,417 and 44,811,729 shares issued and 40,334,400 and 40,279,712 shares outstanding at June 30, 2009 and March 31, 2009, respectively	45	45
Additional paid-in capital	194,632	192,844
Accumulated other comprehensive loss	(1,598)	(1,461)
Treasury stock at cost, 4,532,017 shares at June 30, 2009 and March 31, 2009	(28,939)	(28,939)
Retained earnings	68,479	63,242

Total stockholders’ equity	232,619	225,731

Total liabilities and stockholders’ equity	$427,415	$436,734

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue:
Product	$28,391	$34,917
Service	29,671	25,690

Total revenue	58,062	60,607

Cost of revenue:
Product (1)	7,259	10,346
Service (1)	4,909	4,992

Total cost of revenue	12,168	15,338

Gross profit	45,894	45,269

Operating expenses:
Research and development (1)	9,218	10,173
Sales and marketing (1)	22,106	24,059
General and administrative (1)	5,230	6,532
Amortization of acquired intangible assets	490	490

Total operating expenses	37,044	41,254

Income from operations	8,850	4,015
Interest and other income (expense), net:
Interest income	277	662
Interest expense	(1,087)	(2,001)
Other income (expense), net	91	(413)

Total interest and other income (expense), net	(719)	(1,752)

Income before income tax expense	8,131	2,263
Income tax expense	2,894	766

Net income	$5,237	$1,497

Basic net income per share	$0.13	$0.04
Diluted net income per share	$0.13	$0.04
Weighted average common shares outstanding used in computing:
Net income per share - basic	40,309	38,954
Net income per share - diluted	41,119	40,504

(1) Share-based compensation expenses included in these amounts are as follows:
Cost of product revenue	$28	$26
Cost of service revenue	56	40
Research and development	308	311
Sales and marketing	556	530
General and administrative	335	284

Total share-based compensation expense, before income tax effect	$1,283	$1,191

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,237	$1,497
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,599	3,456
Loss on disposal of fixed assets	19	333
Inventory write-down	110	—
Share-based compensation expense associated with equity awards	1,283	1,191
Deferred income taxes	833	67
Changes in assets and liabilities, net of the effects of acquisitions
Accounts receivable	10,811	5,615
Inventories	(112)	(507)
Refundable income taxes	1,739	(593)
Prepaid expenses and other current assets	(189)	6,727
Other assets	185	443
Accounts payable	561	(1,888)
Accrued compensation and other expenses	(11,173)	(5,192)
Income taxes payable	1,420	225
Deferred revenue	(4,515)	(362)

Net cash provided by operating activities	9,808	11,012

Cash flows from investing activities:
Purchase of marketable securities	(13,458)	(1,327)
Proceeds from maturity of marketable securities	1,128	3,062
Purchase of fixed assets	(1,972)	(1,297)

Net cash (used in) provided by investing activities	(14,302)	438

Cash flows from financing activities:
Proceeds from the exercise of stock options	86	1,220
Repayment of long-term debt	(2,500)	(1,250)
Excess tax benefit from stock options exercised	419	297

Net cash (used in) provided by financing activities	(1,995)	267

Effect of exchange rate changes on cash and cash equivalents	—	289

Net (decrease) increase in cash and cash equivalents	(6,489)	12,006
Cash and cash equivalents, beginning of period	82,222	56,702

Cash and cash equivalents, end of period	$75,733	$68,708

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2009 and for the three months ended June 30, 2009 and 2008 have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results of operations for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities Exchange Commission, or SEC, on June 1, 2009.

We have evaluated subsequent events through August 10, 2009, the date on which the financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable are stated at fair value. Long-term marketable securities, which consist of auction rate securities, are stated at fair value based on discounted cash flow calculations. At June 30, 2009 and March 31, 2009, no one customer or channel partner accounted for more than 10% of the accounts receivable balance. During the three months ended June 30, 2009 and 2008 no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future and, accordingly, the Company does not require collateral from such instruments.

3.	Share-Based Compensation

The 1999 Stock Option Plan and the 2007 Equity Incentive Plan, which replaced the 1999 Stock Option Plan effective as of September 12, 2007, permit the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees, officers and directors of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, or SFAS 123R, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees, officers and directors. Share-based award grants are measured at fair value on the date of grant based on the number of shares granted, the quoted price of the Company’s common stock and certain assumptions used in the valuation model. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period depending upon to whom the underlying award has been granted. During the three months ended June 30, 2009 and 2008, share-based compensation expense was $1.3 million and $1.2 million, respectively.

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents, short-term marketable securities and long-term marketable securities are stated at fair value. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2009 and March 31, 2009.

Marketable Securities

The following is a summary of marketable securities held by NetScout at June 30, 2009 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$24,038	$30	$24,068
Corporate bonds	4,779	3	4,782
Commercial paper	9,392	—	9,392
Less: restricted investment	(1,188)	(22)	(1,210)

Total short-term marketable securities	37,021	11	37,032

Auction rate securities	32,621	(3,823)	28,798

Total long-term marketable securities	32,621	(3,823)	28,798

	$69,642	$(3,812)	$65,830

Maturity dates for short-term marketable securities held at June 30, 2009 range from July 2009 to May 2010. Maturity dates for long-term marketable securities held at March 31, 2009, which consist of auction rate securities, range from December 2032 to December 2039.

The following is a summary of marketable securities held by NetScout at March 31, 2009, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$20,965	$(7)	$20,958
Corporate bonds	4,397	(26)	4,371
Less: restricted investment	(1,209)	42	(1,167)

Total short-term marketable securities	24,153	9	24,162

Auction rate securities	33,161	(3,633)	29,528

Total long-term marketable securities	33,161	(3,633)	29,528

	$57,314	$(3,624)	$53,690

Maturity dates for short-term marketable securities held at March 31, 2009 range from April 2009 to March 2010. Maturity dates for long-term marketable securities held at March 31, 2009, which consist of auction rate securities, range from December 2032 to December 2039.

The Company’s long-term marketable securities include investments in auction rate securities valued at $28.8 million at June 30, 2009. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of NetScout’s securities every 35 days. This mechanism was structured to allow existing investors to rollover their holdings and continue to own their respective securities or to liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long-term marketable securities on the consolidated balance sheet. As of June 30, 2009, the Company’s auction rate securities consisted of six positions issued by municipal agencies with a total par value of $32.6 million and a current estimated market value totaling $28.8 million. These auction rate securities have maturity dates ranging from December 2032 through December 2039. Per Standard and Poor’s, these investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. For further information on the Company’s approach to valuing these securities refer to Note 5. During the quarter ended June 30, 2009, a partial call transaction was settled related to one of our auction rate security positions. As a result of the call, NetScout received $400 thousand, which represented a recovery of the full par value of a portion of this particular security.

The Company does not intend to sell its auction rate securities prior to their maturity. Based on the Company’s expected operating cash flows and the Company’s other sources of cash, the Company does not believe that it will more likely than not be required to sell the securities for working capital before a recovery in the auction process or other liquidity event occurs. Additionally, the Company believes that the present value of expected future cash flows consisting of interest payments and the return of principal is sufficient to recover the amortized cost basis of the securities and expects to collect these cash flows. Therefore, the Company does not believe that the decline in value of its auction rate securities is other than temporary, or that any portion of the temporary decline is the result of a credit loss.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation arrangement of $1.2 million, which is included in prepaid and other current assets. As of June 30, 2009, there were unrealized gains of $22 thousand recorded as accumulated other comprehensive income (loss) related to this investment. At March 31, 2009, there were unrealized losses of $42 thousand recorded as accumulated other comprehensive income (loss). The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

5.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No.157, “Fair Value Measurements,” or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The Company adopted SFAS 157 as of April 1, 2008.

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

The following table summarizes the valuation of the Company’s marketable securities by the above SFAS No. 157 categories as of June 30, 2009 (in thousands):

	Total Fair value	Level I	Level II	Level III
Cash and cash equivalents	$75,733	$75,733	$—	$—
U.S. government and municipal obligations	24,068	24,068	—	—
Corporate bonds	4,782	4,782	—	—
Commercial paper	9,392	9,392	—	—
Less: restricted investment	(1,210)	(1,210)	—	—
Auction rate securities	28,798	—	—	28,798

	$141,563	$112,765	$—	$28,798

At June 30, 2009, the Company valued its auction rate securities at their fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of June 30, 2009, historical spreads in comparison to U.S. Treasuries at the last date which the market was considered active for these securities, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at between 52 and 57 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of approximately $2.4 million, net of tax, as of June 30, 2009 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents an incremental decline in the fair value of these securities of $190 thousand, or $117 thousand net of tax, during the quarter ended June 30, 2009. The decline during the quarter was due to changes in market interest rates used to value the securities. The Company has concluded that no other-than-temporary impairment has occurred because it believes that the declines in fair value that have occurred are due to general market conditions, these investments continue to be of high credit quality, and the Company (i) does not intend to sell these securities, (ii) it is more likely than not that the Company will not be required to sell these securities before recovering their cost basis and (iii) the Company expects to recover the entire amortized cost basis in these securities. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of the Company’s auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of its securities. There is no assurance as to when liquidity will return to this investment class, and therefore, the Company continues to monitor and evaluate these securities.

Effective this quarter ended June 30, 2009, the Company implemented FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4, which provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and defining the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of FSP 157-4 did not impact our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments,” or FSP 115-2, which amended the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under FSP 115-2, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. Also, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received to determine if the amortized cost basis of the security exceeds the present value of expected future cash flows. In the event of a credit loss, only the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The FSP also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company does not intend to sell its auction rate securities prior to their maturity. Based on the Company’s expected operating cash flows and the Company’s other sources of cash, the Company does not expect the lack of liquidity in these investments to affect its ability to continue to hold the securities until a recovery in the auction process or other liquidity event occurs. Additionally, the Company believes that the present value of expected future cash flows is sufficient to recover the amortized cost basis of the securities. Therefore, the Company does not believe that the decline in value of its auction rate securities is other than temporary or any portion of the temporary decline is the result of a credit loss. As such, the adoption of FSP 115-2 did not have a material impact on our financial position or results of operations. As a result, the Company continues to classify impairments of auction rate securities as temporary.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level III in the fair value hierarchy (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs Level III
Balance at March 31, 2009	$29,528
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(140)
Unrealized losses included in accumulated other comprehensive income (loss)	(190)
Settlements	(400)

Balance at June 30, 2009	$28,798

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	June 30, 2009	March 31, 2009
Raw materials	$4,020	$4,138
Work in process	291	249
Finished goods	2,949	2,463

	$7,260	$6,850

7.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $128.2 million as of June 30, 2009 and March 31, 2009. The Company’s goodwill resulted from the acquisition of Network General Central Corporation, or Network General, in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

Acquired Intangible Assets

The net carrying amounts of acquired intangible assets were $58.1 million and $59.6 million as of June 30, 2009 and March 31, 2009, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired trade name which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Acquired intangible assets consist of the following as of June 30, 2009 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$(6,633)	$13,267
Customer relationships	29,200	(3,140)	26,060
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	(138)	198

	$68,036	$(9,911)	$58,125

Amortization of developed product technology and acquired software included as cost of product revenue was $995 thousand for the three months ended June 30, 2009. Amortization of other acquired intangible assets included as operating expense was $490 thousand for the three months ended June 30, 2009.

Acquired intangible assets consist of the following as of March 31, 2009 (in thousands):

	Cost	Accumulated Amortization	Net
Developed product technology	$19,900	$(5,638)	$14,262
Customer relationships	29,200	(2,669)	26,531
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	(119)	217

	$68,036	$(8,426)	$59,610

Amortization of developed product technology and acquired software included as cost of product revenue was $1.0 million for the three months ended June 30, 2008. Amortization of other acquired intangible assets included as operating expense was $490 thousand for the three months ended June 30, 2008.

The following is the expected future amortization expense as of June 30, 2009 for the years ended March 31 (in thousands):

2010 (remaining nine months)	$4,456
2011	5,941
2012	5,926
2013	4,206
2014	1,884
Thereafter	17,112

$39,525

The weighted average useful life of acquired intangible assets is 11 years.

8.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General. The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts are outstanding under the revolving credit facility as of June 30, 2009.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. Commencing with the delivery of the Company’s financial statements for the quarter ended December 31, 2007, the applicable margin began to vary depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. For the three months ended June 30, 2009 and 2008 the term loan incurred interest at 4.375% and 7.5%, respectively. Effective July 1, 2009, the interest rate on the term loan was 3.375%, and the Company expects this to be the rate in effect until the next reset period of December 1, 2009.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of June 30, 2009, the aggregate outstanding repayment amounts, including the excess cash flow payment for the twelve months ended March 31, 2009, are as follows for the years ended March 31 (in thousands):

2010 (remaining nine months)	$10,644
2011	11,250
2012	15,000
2013	53,106

$90,000

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of June 30, 2009, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company will make a $3.1 million payment during the second quarter of fiscal year 2010 as a result of the annual excess cash flow calculation based on the March 31, 2009 financial results. Such amount has been classified as a current liability as of June 30, 2009. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company capitalized $1.0 million of debt issuance costs associated with the origination of the Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $645 thousand as of June 30, 2009 is included as deferred financing costs in the Company’s consolidated balance sheet.

9.	Commitments and Contingencies

Contingencies

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count amended complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. The Company acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed substantially similar complaints in the Superior Court of New Jersey that were dismissed on May 30, 2008 and then in the Superior Court of California, San Francisco County that were dismissed on October 23, 2008. On January 5, 2009, the defendants moved to dismiss the current complaint in its entirety on several grounds. The plaintiffs opposed that motion and, following a hearing on February 18, 2009, the Court dismissed the amended complaint against certain of the former officers and directors of Network General. On March 13, 2009, Network General and its former president, the only remaining defendants, answered the amended complaint and denied plaintiffs’ allegations. Discovery in this case is ongoing. The Company believes the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

10.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2009, the Company had repurchased a total of 486,794 shares of common stock. The Company did not repurchase any shares during the three months ended June 30, 2009.

11.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2009	2008
Basic:
Net income	$5,237	$1,497

Weighted average common shares outstanding	40,308,717	38,954,305

Basic net income per share	$0.13	$0.04

Diluted:
Net income	$5,237	$1,497

Weighted average common shares outstanding	40,308,717	38,954,305
Weighted average stock options	628,524	1,148,252
Weighted average restricted stock units	181,706	401,678

Diluted weighted average shares	41,118,947	40,504,235

Diluted net income per share	$0.13	$0.04

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended June 30,
	2009	2008
Stock options	242,969	223,719
Restricted stock units	80,799	14,188

	323,768	237,907

12.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on marketable securities and restricted investments and foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Net income	$5,237	$1,497
Unrealized (loss) on cash equivalents, marketable securities and restricted investment, net of tax	(137)	(1,430)
Foreign currency translation	—	288

Comprehensive income	$5,100	$355

13.	Income Taxes

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense on the condensed consolidated statements of operations. There were no accrued interest or penalties as of June 30, 2009.

The estimated annual effective tax rate as of June 30, 2009 for fiscal year 2010 is 35.5%, compared to an estimated annual effective rate of 33.8% as of June 30, 2008 for fiscal year 2009. The increase in our effective tax rate is primarily due to the scheduled December 31, 2009 expiration of the federal research and development credit and a decrease in tax exempt interest income. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes and qualified production activities deduction.

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

The Company manages its business in the following geographic areas: United States, Europe (including the United Kingdom, Germany, France, Spain, Italy, Africa and Norway), Asia (including China, Hong Kong, Japan, Korea, Malaysia, Singapore and Taiwan) and Other (including Australia, Canada, Mexico, Middle East, India, and Latin America).

Total revenue by geography is as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
United States	$45,792	$46,349
Europe	5,560	6,466
Asia	2,189	4,283
Other	4,521	3,509

	$58,062	$60,607

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

15.	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the Company’s September 30, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R,” or SFAS 167. SFAS 167 eliminates FASB Interpretation 46R’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46R’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (fiscal year 2011 for the Company), and for interim periods within that first period, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” or SFAS 166. SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 (fiscal year 2011 for the Company), and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 (fiscal year 2010 for the Company). Early adoption is prohibited. The Company adopted FSP 142-3 as of April 1, 2009, as required. The adoption of FSP 142-3 did not impact the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2010 for the Company), with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of April 1, 2009, as required. Due to the fact that the Company did not have any derivative instruments or hedging activities as of June 30, 2009, the adoption of SFAS 161 did not impact the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company adopted SFAS 160 as of April 1, 2009, as required. Due to the fact that the Company did not have any minority interests as of June 30, 2009, the adoption of SFAS 160 did not impact the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R, which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R as of April 1, 2009, as required. Due to the fact that SFAS 141R is applicable to acquisitions completed after April 1, 2009 and the Company did not have any business combinations in the first quarter of fiscal year 2010, the adoption of SFAS 141R did not impact the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

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

For the three months ended June 30, 2009, our total revenue decreased $2.5 million, or 4%, to $58.1 million compared to $60.6 million for the three months ended June 30, 2008. This decrease is attributable to a 19% decline in product revenue for the three months ended June 30, 2009 when compared to June 30, 2008. This revenue decline was experienced through most of our major vertical markets, especially healthcare and financial services, and is symptomatic of the overall macroeconomic conditions currently facing most businesses. Our cost of revenue decreased by $3.2 million, or 21%, to $12.2 million compared to $15.3 million for the three months ended June 30, 2008. This decrease is primarily due to the decreased revenue noted previously as well as continued cost savings in our manufacturing and service organizations. Gross profit of $45.9 million, or 79% of revenue, for the three months ended June 30, 2009 increased from $45.3 million, or 75% of revenue, for the three months ended June 30, 2008. This increase in gross profit percentage is attributable to product mix, the decline in the purchase accounting adjustments related to the Network General acquisition and realized cost savings. Additionally, a higher percentage of our overall revenue for the three months ended June 30, 2009 was from services which contributes to a higher overall gross profit when compared to the three months ended June 30, 2008. Our gross profit is significantly affected by the mix and volume of our product and service revenue. Product revenue for the three months ended June 30, 2009 decreased $6.5 million, or 19%, to $28.4 million from $34.9 million for the three months ended June 30, 2008. Service revenue for the three months ended June 30, 2009 increased $4.0 million, or 15%, to $29.7 million from $25.7 million for the three months ended June 30, 2008. We realize significantly higher gross profit on service revenue than on product revenue.

For the three months ended June 30, 2009, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses, and amortization of intangible assets, were $37.0 million, decreasing by $4.2 million, or 10%, compared to $41.3 million of total operating expenses in the three months ended June 30, 2008. The primary contributor to this decrease in operating expenses was $2.2 million in decreased sales commissions commensurate with the lower sales revenue, a $542 thousand decrease in employee related expenses, a $290 thousand decrease in accounting related expenses, $276 thousand in decreased travel expenses and $124 thousand in decreased legal expenses.

Net income for the three months ended June 30, 2009 increased by $3.7 million, or 250%, to $5.2 million compared to net income of $1.5 million for the three months ended June 30, 2008. This increase was attributable to the increase in total product and service gross profit of 1%, or $625 thousand, a decrease of $824 thousand of non-recurring integration expenses and a 10%, or $4.2 million, decrease in operating expenses mainly due to $2.9 million of decreased employee related expenses and incentive compensation as well as a $1.0 million decrease in total interest and other income (expense), net.

We have continued to see significant benefit from operating leverage and remain focused on increasing our operating margin by increasing overall gross profit while limiting the growth of operating expenses. For the three months ended June 30, 2009, our income from operations was $8.9 million, increasing by $4.8 million compared to income from operations of $4.0 million for the three months ended June 30, 2008. As networks continue to expand, bandwidth continues to increase, applications become more complex, converged networks become more prevalent, and virtualization, web services and service oriented architectures become more pervasive, our products are ideally positioned to enable IT organizations to optimize, protect and simplify their modern IP network and the services delivered to their users from within the network with packet-flow technology through a unified service delivery management platform. In the first quarter of fiscal year 2010, we announced a technology partnership with Cisco Systems and the integration of our Sniffer® Global product with Cisco’s Unified Wireless Networking solution. These enhancements extend the value of our solutions while enabling IT organizations to more effectively manage network and application performance over wired and wireless networks.

•

We announced the integration of our enterprise-class Sniffer® Global network analyzer with the open application programming interface of the Cisco Mobility Services Engine, or MSE. The Cisco MSE is a key element of Cisco’s Unified Wireless Network solution architecture. This integration enables Sniffer Global to discover and provide location-based information for all users and devices connected to a Cisco Wireless network.

•

NetScout announced its membership in the new Cisco Developer Network for Mobility. The integration and interoperability of the Sniffer Global product with the Cisco MSE is the first result of NetScout joining Cisco’s technology community. With this announcement we were the first management vendor to leverage Cisco MSE Contextual Location Services that helps IT organizations to simplify and improve management of wireless networks. Our capabilities are very complementary to Cisco’s own management capabilities, while bringing incremental value to both Cisco and NetScout customers.

Backed by orders coming from the government and wireless telecommunications markets, we entered the second quarter with combined product backlog, consisting of unshipped orders, and deferred product revenue of $6.3 million. We believe that this product backlog is firm and both our unshipped orders and deferred product revenue to be material to an understanding of our financial results. However, due to the fact that most of our customers have the contractual ability to cancel unshipped orders we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

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

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	cash, cash equivalents and marketable securities;

•	revenue recognition;

•	valuation of inventories;

•	assumptions related to purchase accounting;

•	valuation of goodwill and acquired intangible assets;

•	capitalization of software development costs;

•	share-based compensation; and

•	income taxes.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 1, 2009, for a description of all critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in our consolidated statements of operations:

NetScout Systems, Inc.

Statements of Operations

Percentages of Total Revenue

	Three Months Ended June 30,
	2009	2008
Revenue:
Product	48.9%	57.6%
Service	51.1	42.4

Total revenue	100.0	100.0

Cost of revenue:
Product	12.5	17.1
Service	8.5	8.2

Total cost of revenue	21.0	25.3

Gross profit	79.0	74.7

Operating expenses:
Research and development	15.9	16.8
Sales and marketing	38.1	39.7
General and administrative	9.0	10.8
Amortization of other intangible assets	0.8	0.8

Total operating expenses	63.8	68.1

Income from operations	15.2	6.6
Interest and other income (expense), net	(1.2)	(2.9)

Income before income tax expense	14.0	3.7
Income tax expense	5.0	1.2

Net income	9.0%	2.5%

Three Months Ended June 30, 2009 and 2008

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$28,391	49%	$34,917	58%	$(6,526)	(19)%
Service	29,671	51	25,690	42	3,981	15%

Total Revenue	$58,062	100%	$60,607	100%	$(2,545)	(4)%

Product. The 19%, or $6.5 million, decrease in product revenue was experienced through most of our major vertical segments, most notably in the healthcare and financial segments, and is symptomatic of the overall macroeconomic conditions currently facing most businesses. The exception to this was the Government vertical where revenue was significantly higher for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Product revenue as a percent of total revenue decreased nine points when compared to the three months ending June 30, 2008.

Service. The 15%, or $4.0 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, renewals of customer support agreements from our existing installed product base and a year over year reduction in the purchase accounting adjustment reducing acquired deferred revenue associated with the Network General acquisition.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
Indirect	$36,922	64%	$34,480	57%	$2,442	7%
Direct	21,140	36	26,127	43	(4,987)	(19)%

Total Revenue	$58,062	100%	$60,607	100%	$(2,545)	(4)%

The 7%, or $2.4 million, increase in indirect channel revenue is primarily the result of additional revenue generated as a result of increased sales to the federal government vertical market, which we sell to entirely through channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. All sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 19%, or $5.0 million, decrease in direct channel revenue is the direct result of the lower product revenue from our direct United States based enterprise customers.

Total revenue by geography is as follows:

	Three Months Ended June 30, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
United States	$45,792	79%	$46,349	76%	$(557)	(1)%

International:
Europe	5,560	9	6,466	11	(906)	(14)%
Asia	2,189	4	4,283	7	(2,094)	(49)%
Other	4,521	8	3,509	6	1,012	29%

Subtotal International:	12,270	21	14,258	24	(1,988)	(14)%

Total Revenue	$58,062	100%	$60,607	100%	$(2,545)	(4)%

US revenues were relatively flat, with declines in our healthcare and financial verticals partially offset by higher sales in the government sector. The current declines in Europe and Asia revenues spanned most of our vertical markets and are believed to be symptomatic of current macroeconomic conditions which had a more pronounced impact on our sales efforts in Asia due to reduced spending by subsidiaries of US multinationals. The 29% increase in Other international revenue was primarily due to growth in Australia of approximately $800 thousand, as well as increased sales in the Middle East. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, media duplication, manuals, packaging materials, licensed technology fees, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended June 30, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$7,259	13%	$10,346	17%	$(3,087)	(30)%
Service	4,909	8	4,992	8	(83)	(2)%

Total cost of revenue	$12,168	21%	$15,338	25%	$(3,170)	(21)%

Gross profit:
Product $	$21,132	36%	$24,571	41%	$(3,439)	(14)%
Product gross profit %	74%		70%
Service $	$24,762	43%	$20,698	34%	$4,064	20%
Service gross profit %	83%		81%
Total gross profit $	$45,894		$45,269		$625	1%
Total gross profit %	79%		75%

Product. The 30%, or $3.1 million, decrease in cost of product revenue was primarily due to the 19%, or $6.5 million decline in product revenue for the three months ended June 30, 2009 when compared to June 30, 2008. This revenue decline was experienced through most of our major vertical markets, especially in the healthcare and financial segments, and is symptomatic of the overall macroeconomic conditions currently facing most businesses. The product gross profit percentage increased by four points from 70% to 74% for the three months ended June 30, 2009. This increase was due to product mix and the realization of cost reductions and efficiencies in our manufacturing organization. Average headcount in cost of product revenue was 27 and 28 for the three months ended June 30, 2009 and 2008, respectively.

Service. The 2%, or $83 thousand, decrease in cost of service revenue was primarily due to decreases in travel in our support and consulting groups and a decrease in the use of outside contractors by our consulting and training groups. The 20%, or $4.1 million, increase in service gross profit corresponds with the 15%, or $4.0 million, increase in service revenue as a result of the $4.0 million reduction in the purchase accounting adjustments reducing acquired deferred revenue associated with the Network General acquisition, offset by the 2%, or $83 thousand, decrease in cost of services. Average headcount in cost of service revenue was 105 and 93 for the three months ended June 30, 2009 and 2008, respectively.

Gross profit. Our gross profit increased 1%, or $625 thousand. This increase is attributable to our decrease in revenue of 4%, or $2.5 million, combined with the reduction in product cost of revenue. The net effect of the combined decreases in revenue and cost of revenue was a four point increase in gross profit percentage from the three months ended June 30, 2008 to the three months ended June 30, 2009. This increase in gross profit percentage is primarily attributable to cost reductions that we have been making over the last several quarters to the legacy Network General product hardware, favorable product mix towards new integrated hardware platforms, improved revenue mix with a larger percentage of higher margin service revenue, acquisition related synergies and a $4.2 million reduction in purchase accounting adjustments. Additionally, a higher percentage of our overall revenue for the three months ended June 30, 2009 was from services which contributes to a higher overall gross profit when compared to the three months ended June 30, 2008. Our gross profit is significantly affected by the mix and volume of our product and service revenue. Product revenue for the three months ended June 30, 2009 decreased $6.5 million, or 19%, to $28.4 million from $34.9 million for the three months ended June 30, 2008. Service revenue for the three months ended June 30, 2009 increased $4.0 million, or 15%, to $29.7 million from $25.7 million for the three months ended June 30, 2008. We realize significantly higher gross profit on service revenue than on product revenue.

Operating Expenses

	Three Months Ended June 30, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
Research and development	$9,218	16%	$10,173	17%	$(955)	(9)%
Sales and marketing	22,106	38	24,059	39	(1,953)	(8)%
General and administrative	5,230	9	6,532	11	(1,302)	(20)%
Amortization of acquired intangible assets	490	1	490	1	—	0%

Total Operating Expenses	$37,044	64%	$41,254	68%	$(4,210)	(10)%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 9%, or $955 thousand, decrease in research and development expenses is primarily due to decreases in employee related expenses as well as a reduction in Network General integration related expenses. Average headcount in research and development was 239 and 251 for the three months ended June 30, 2009 and 2008, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 8%, or $2.0 million, decrease in total sales and marketing expenses was primarily due to $2.2 million in decreased sales commissions commensurate with the lower sales revenue offset by a $412 thousand increase in other employee related expenses. Average headcount in sales and marketing was 303 and 302 for the three months ended June 30, 2009 and 2008, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 20%, or $1.3 million, decrease in general and administrative expenses was primarily due to a decrease of $362 thousand of Network General integration and acquisition related expenses, a $290 thousand decrease in accounting related fees, a $124 thousand decrease in legal fees and a $174 thousand decrease in employee related expenses. Average headcount in general and administrative was 112 and 103 for the three months ended June 30, 2009 and 2008, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, interest expense and other non-operating gains or losses.

	Three Months Ended June 30, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(719)	(1)%	$(1,752)	(3)%	$1,033	59%

The 59%, or $1.0 million, increase in interest and other income (expense), net was primarily due to the $914 thousand decrease in interest expense due to a reduction in the variable interest rate associated with debt that we entered into as a result of the acquisition of Network General. For the three months ended June 30, 2009 and 2008, the term loan incurred interest at 4.375% and 7.5%, respectively. The increase this year was also due to a $504 thousand decrease in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar as well as translation adjustments on foreign currency denominated assets and liabilities offset by a $385 thousand decrease in interest income due to a decrease in market interest rates received on investments.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of June 30, 2009 for fiscal year 2010 is 35.5%, compared to an estimated annual effective tax rate of 33.8% as of June 30, 2008 for fiscal year 2009. The increase in our effective tax rate is primarily due to the scheduled expiration of the federal research and development credit and a decrease in tax exempt interest. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deduction.

	Three Months Ended June 30, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
Income tax expense	$2,894	5%	$766	1%	$2,128	278%

Net Income. Net income for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
Net income	$5,237	9%	$1,497	2%	$3,740	250%

The $3.7 million increase in net income for the three months ended June 30, 2009 was mainly attributable to the increase in total product and service gross profit of 1%, or $625 thousand, a decrease of $824 thousand of non-recurring integration expenses and a 10%, or $4.2 million, decrease in operating expenses mainly due to $2.9 million of decreased employee related expenses and incentive compensation and a decrease of non-recurring integration expenses as well as a $1.0 million decrease in total interest and other income (expense), net.

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

Commitment and Contingencies

From time to time we are subject to legal proceedings and claims in the ordinary course of business. In our opinion, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on our financial position or results of operations. For additional information with respect to legal proceedings, refer to Part II, Item 1 “Legal Proceedings.”

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30, 2009	March 31, 2009
Cash and cash equivalents	$75,733	$82,222
Short-term marketable securities	37,032	24,162
Long-term marketable securities	28,798	29,528

Cash, cash equivalents and marketable securities	$141,563	$135,912

At June 30, 2009, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of June 30, 2009, we were in compliance with such covenants. As of June 30, 2009, no amounts were outstanding under the revolving credit facility.

Our long-term marketable securities include investments in auction rate securities valued at $28.8 million at June 30, 2009. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. This mechanism was structured to allow existing investors to roll over their holdings and continue to own their respective securities or liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify our auction rate securities within long term marketable securities on the consolidated balance sheet. As of June 30, 2009 our auction rate securities consisted of six positions issued by municipal agencies with a total par value of $32.6 million and a current estimated market value totaling $28.8 million. During the quarter ended June 30, 2009 a partial call transaction was settled related to one of our auction rate security positions. As a result of the call, NetScout received $400 thousand, which represented a recovery of the full par value of a portion of this particular security. The auction rate securities held by NetScout at June 30, 2009 have maturity dates ranging from December 2032 through December 2039. Per Standard and Poor’s, these investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements” and FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” as further disclosed in Note 5 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Three Months Ended June 30, (In Thousands)
	2009	2008
Net cash provided by operating activities	$9,808	$11,012
Net cash (used in) provided by investing activities	$(14,302)	$438
Net cash (used in) provided by financing activities	$(1,995)	$267

Net cash provided by operating activities

Net cash provided by operating activities amounted to $9.8 million and $11.0 million during the three months ended June 30, 2009 and 2008, respectively. The primary sources of operating cash flow in the three months ended June 30, 2009 included net income of $5.2 million, adjusted to exclude the effects of non-cash items of $5.8 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and inventory write-downs, a $10.8 million decrease in accounts receivable resulting from increased cash collections in the most recent quarter and decreased revenue and billing, offset by a $11.2 million decrease in accrued compensation resulting from the timing of payments for payroll, commissions, and the fiscal 2009 incentive compensation payout, and a $4.5 million decrease in deferred revenue. The primary sources of operating cash flow in the three months ended June 30, 2008 included net income of $1.5 million, adjusted to exclude the effects of non-cash items of $4.6 million, including depreciation and amortization and share-based compensation expense, a $5.6 million decrease in accounts receivable resulting from the timing of cash collections and sales, and a $7.1 million decrease in prepaid expenses and other assets mainly due to in-sourcing the Network General inventory, offset by a $5.2 million decrease in accrued compensation and other expenses resulting from the timing of payments for payroll, commissions and incentive compensation as well as accrued severance in accordance with the Network General acquisition.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $14.3 million for the three months ended June 30, 2009. This includes the purchase of marketable securities of $13.5 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $1.1 million and the purchase of fixed assets to support our infrastructure of $2.0 million. Net cash provided by investing activities was $438 thousand for the three months ended June 30, 2008. This includes the purchase of marketable securities of $1.3 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $3.1 million and the purchase of fixed assets to support our infrastructure of $1.3 million.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $2.0 million for the three months ended June 30, 2009. The primary outflow was due to the repayment of $2.5 million of our long-term debt with Keybank, offset by a tax benefit from stock options exercised of $419 thousand and proceeds from the exercise of stock options in the amount of $86 thousand.

Net cash provided by financing activities was $267 thousand for the three months ended June 30, 2008. The cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options in the amount of $1.2 million and a tax benefit from stock options exercised of $297 thousand, offset by the repayment of $1.3 million of our long-term debt with Keybank.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the September 30, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R,” or SFAS 167. SFAS 167 eliminates FASB Interpretation 46R’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46R’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (fiscal year 2011 for NetScout), and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” or SFAS 166. SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 (fiscal year 2011 for NetScout), and in interim periods within those fiscal years with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted FSP 142-3 as of April 1, 2009, as required. The adoption of FSP 142-3 did not impact our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. We adopted SFAS 161 as of April 1, 2009, as required. Due to the fact that we did not have any derivative instruments or hedging activities as of June 30, 2009, the adoption of SFAS 161 did not impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 as of April 1, 2009, as required. Due to the fact that we did not have any minority interests as of June 30, 2009, the adoption of SFAS 160 did not impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R, which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date, requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled, requires the expensing of most transactions and restructuring costs, and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 141R as of April 1, 2009, as required. Due to the fact that SFAS 141R is applicable to acquisitions completed after April 1, 2009 and we did not have any business combinations in the first quarter of fiscal year 2010, the adoption of SFAS 141R did not impact our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at June 30, 2009 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and short-term marketable securities consist primarily of money market instruments, U.S. Treasury bills, municipal obligations and student loan backed auction rate securities.

Additional information regarding auction rate securities is detailed in Note 5 to the consolidated financial statements held by NetScout at June 30, 2009.

At June 30, 2009 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan with KeyBank. As of June 30, 2009, we owed $90.0 million on this loan with a weighted average interest rate of 3.375% effective July 1, 2009 until the next reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2009. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $312 thousand.

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

As of June 30, 2009, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed a one count amended complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. We acquired Network General in November 2007. The complaint alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed substantially similar complaints in the Superior Court of New Jersey that were dismissed on May 30, 2008 and then in the Superior Court of California, San Francisco County that were dismissed on October 23, 2008. On January 5, 2009, the defendants moved to dismiss the current complaint in its entirety on several grounds. The plaintiffs opposed that motion and, following a hearing on February 18, 2009 the Court dismissed the amended complaint against certain of the former officers and directors of Network General. On March 13, 2009, Network General and its former president, the only remaining defendants, answered the amended complaint and denied plaintiffs’ allegations. Discovery in this case is ongoing. We believe the plaintiffs’ claims have no merit and will defend the lawsuit vigorously.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2010, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 10 to the condensed consolidated financial statements attached hereto.

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

NETSCOUT SYSTEMS, INC.

Date: August 10, 2009	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 10, 2009	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2009	/s/ Jeffrey R. Wakely
Jeffrey R. Wakely
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).