Form 10-Q
period 2009-09-30
NETSCOUT SYSTEMS INC
filed 2009-11-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 6, 2009 was 40,664,030.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$84,698	$82,222
Marketable securities	29,232	24,162
Accounts receivable, net of allowance for doubtful accounts of $371 and $572 at September 30, 2009 and March 31, 2009, respectively	33,159	39,827
Inventories	7,414	6,850
Prepaid income taxes	6,764	8,389
Deferred income taxes	2,796	2,796
Prepaid expenses and other current assets	4,675	4,939

Total current assets	168,738	169,185
Fixed assets, net	12,434	13,848
Goodwill	128,177	128,177
Acquired intangible assets, net	56,639	59,610
Deferred income taxes	33,006	34,941
Long-term marketable securities	28,856	29,528
Other assets	1,668	1,445

Total assets	$429,518	$436,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,118	$6,385
Accrued compensation	12,674	23,156
Accrued other	4,849	5,407
Income taxes payable	4,780	1,702
Current portion of long-term debt	10,000	10,000
Deferred revenue	61,937	70,815

Total current liabilities	102,358	117,465
Other long-term liabilities	684	771
Accrued long-term retirement benefits	1,485	1,330
Long-term deferred revenue	8,572	8,937
Long-term debt, net of current portion	74,356	82,500

Total liabilities	187,455	211,003

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2009 and March 31, 2009	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 45,007,546 and 44,811,729 shares issued and 40,475,529 and 40,279,712 shares outstanding at September 30, 2009 and March 31, 2009, respectively	45	45
Additional paid-in capital	196,957	192,844
Accumulated other comprehensive loss	(1,565)	(1,461)
Treasury stock at cost, 4,532,017 shares at September 30, 2009 and March 31, 2009	(28,939)	(28,939)
Retained earnings	75,565	63,242

Total stockholder’s equity	242,063	225,731

Total liabilities and stockholders’ equity	$429,518	$436,734

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product	$30,631	$39,513	$59,022	$74,430
Service	29,060	29,348	58,731	55,038

Total revenue	59,691	68,861	117,753	129,468

Cost of revenue:
Product (1)	8,289	12,057	15,548	22,403
Service (1)	4,584	5,289	9,493	10,280

Total cost of revenue	12,873	17,346	25,041	32,683

Gross profit	46,818	51,515	92,712	96,785

Operating expenses:
Research and development (1)	8,670	10,135	17,888	20,308
Sales and marketing (1)	21,372	25,739	43,478	49,798
General and administrative (1)	4,604	6,080	9,834	12,611
Amortization of acquired intangible assets	491	490	981	981

Total operating expenses	35,137	42,444	72,181	83,698

Income from operations	11,681	9,071	20,531	13,087
Interest and other income (expense), net:
Interest income	141	606	418	1,268
Interest expense	(868)	(1,573)	(1,955)	(3,574)
Other income (expense), net	12	(461)	103	(875)

Total interest and other income (expense), net	(715)	(1,428)	(1,434)	(3,181)

Income before income tax expense	10,966	7,643	19,097	9,906
Income tax expense	3,880	2,701	6,774	3,467

Net income	$7,086	$4,942	$12,323	$6,439

Basic net income per share	$0.18	$0.13	$0.31	$0.16
Diluted net income per share	$0.17	$0.12	$0.30	$0.16
Weighted average common shares outstanding used in computing:
Net income per share - basic	40,395	39,201	40,352	39,078
Net income per share - diluted	41,590	41,008	41,388	40,781

(1) Share-based compensation expenses included in these amounts are as follows:
Cost of product revenue	$29	$26	$57	$53
Cost of service revenue	56	55	112	94
Research and development	312	300	620	611
Sales and marketing	545	511	1,101	1,041
General and administrative	342	296	677	580

Total share-based compensation expense, before income tax effect	$1,284	$1,188	$2,567	$2,379

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,323	$6,439
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,179	7,208
Loss on disposal of fixed assets	89	333
Inventory write-down	193	151
Share-based compensation expense associated with equity awards	2,567	2,379
Deferred income taxes	2,008	861
Changes in assets and liabilities
Accounts receivable	6,668	6,142
Inventories	(440)	4,647
Refundable income taxes	1,625	(687)
Prepaid expenses and other current assets	277	8,401
Other assets	(1)	617
Accounts payable	1,733	(1,881)
Accrued compensation and other expenses	(10,972)	(7,123)
Income taxes payable	3,078	1,108
Deferred revenue	(9,243)	(15,883)

Net cash provided by operating activities	17,084	12,712

Cash flows from investing activities:
Purchase of marketable securities	(32,930)	(5,990)
Proceeds from maturity of marketable securities	28,342	3,618
Purchase of fixed assets	(3,200)	(2,921)
Capitalized software development costs	(222)	—

Net cash (used in) investing activities	(8,010)	(5,293)

Cash flows from financing activities:
Proceeds from the exercise of stock options	509	2,416
Repayment of long-term debt	(8,144)	(2,500)
Excess tax benefit from stock options exercised	1,037	485

Net cash (used in) provided by financing activities	(6,598)	401

Effect of exchange rate changes on cash and cash equivalents	—	288

Net increase in cash and cash equivalents	2,476	8,108
Cash and cash equivalents, beginning of period	82,222	56,702

Cash and cash equivalents, end of period	$84,698	$64,810

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2009 and for the three and six months ended September 30, 2009 and 2008, respectively, have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of the results of operations for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities Exchange Commission, or SEC, on June 1, 2009.

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements through November 6, 2009, the date on which the financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Long-term marketable securities, which consist of auction rate securities, are stated at fair value based on discounted cash flow calculations. At September 30, 2009, the Company had one customer which accounted for more than 10% of the accounts receivable balance. At March 31, 2009, no one direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance. During the six months ended September 30, 2009, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. During the six months ended September 30, 2008, one direct customer accounted for 10% of our total revenue, while no one indirect channel partner accounted for more than 10% of our total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future and, accordingly, the Company does not require collateral from such customers.

3.	Share-Based Compensation

The 1999 Stock Option Plan and the 2007 Equity Incentive Plan, which replaced the 1999 Stock Option Plan effective as of September 12, 2007, permit the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees, officers and directors of the Company and its subsidiaries. Share-based award grants are measured at fair value on the date of grant based on the number of shares granted, the quoted price of the Company’s common stock and certain assumptions used in the valuation model. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period depending upon to whom the underlying award has been granted. During the three and six months ended September 30, 2009 and 2008, share-based compensation expense was $1.3 million, $1.2 million, $2.6 million and $2.4 million, respectively.

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents, short-term marketable securities and long-term marketable securities are stated at fair value. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2009 and March 31, 2009.

Marketable Securities

The following is a summary of marketable securities held by NetScout at September 30, 2009 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$22,670	$67	$22,737
Corporate bonds	4,434	(1)	4,433
Commercial paper	3,297	—	3,297

Subtotal	30,401	66	30,467
Less: restricted investment	1,181	54	1,235

Total short-term marketable securities	29,220	12	29,232

Auction rate securities	32,679	(3,823)	28,856

Total long-term marketable securities	32,679	(3,823)	28,856

	$61,899	$(3,811)	$58,088

Maturity dates for short-term marketable securities held at September 30, 2009 range from November 2009 to September 2010. Maturity dates for long-term marketable securities held at September 30, 2009, which consist of auction rate securities, range from December 2032 to December 2039.

The following is a summary of marketable securities held by NetScout at March 31, 2009, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$20,911	$77	$20,988
Corporate bonds	4,397	(26)	4,371

Subtotal	25,308	51	25,359
Less: restricted investment	1,155	42	1,197

Total short-term marketable securities	24,153	9	24,162

Auction rate securities	33,161	(3,633)	29,528

Total long-term marketable securities	33,161	(3,633)	29,528

	$57,314	$(3,624)	$53,690

Maturity dates for short-term marketable securities held at March 31, 2009 range from April 2009 to March 2010. Maturity dates for long-term marketable securities held at March 31, 2009, which consist of auction rate securities, range from December 2032 to December 2039.

The Company’s long-term marketable securities include investments in auction rate securities valued at $28.9 million at September 30, 2009. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of NetScout’s securities every 35 days. This mechanism was structured to allow existing investors to rollover their holdings and continue to own their respective securities or to liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities within long-term marketable securities on the consolidated balance sheet. As of September 30, 2009, the Company’s auction rate securities consisted of six positions issued by municipal agencies with a total par value of $32.6 million and a current estimated market value totaling $28.9 million. These auction rate securities have maturity dates ranging from December 2032 through December 2039. Per Standard and Poor’s, these investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. For further information on the Company’s approach to valuing these securities refer to Note 5.

The Company does not intend to sell its auction rate securities prior to their recovery. Based on the Company’s current cash position, expected operating cash flows and the Company’s other sources of cash, the Company does not believe that it will more likely than not be required to sell the securities for working capital before a recovery in the auction process or other liquidity event occurs. Additionally, the Company believes that the present value of expected future cash flows consisting of interest payments and the return of principal is sufficient to recover the amortized cost basis of the securities and expects to collect these cash flows. Therefore, the Company does not believe that the decline in value of its auction rate securities is other than temporary, or that any portion of the temporary decline is the result of a credit loss.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation arrangement of $1.2 million, which is included in prepaid and other current assets. As of September 30, 2009, there were unrealized gains of $54 thousand recorded as accumulated other comprehensive income (loss) related to this investment. At March 31, 2009, there were unrealized gains of $42 thousand recorded as accumulated other comprehensive income (loss). The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

5.	Fair Value Measurements

On April 1, 2008, the first day of the Company’s fiscal year 2009, the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance did not have a material impact on its financial position or results of operations.

The guidance clarifies the definition of fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The following summarizes the three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

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

The following table summarizes the valuation of the Company’s marketable securities by the above categories as of September 30, 2009 (in thousands):

	Total Fair value	Level I	Level II	Level III
Cash and cash equivalents	$84,698	$84,698	$—	$—
U.S. government and municipal obligations	22,737	22,737	—	—
Corporate bonds	4,433	4,433	—	—
Commercial paper	3,297	3,297	—	—
Less: restricted investment	(1,235)	(1,235)	—	—
Auction rate securities	28,856	—	—	28,856

	$142,786	$113,930	$—	$28,856

At September 30, 2009, the Company valued its auction rate securities at their fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of September 30, 2009, historical spreads in comparison to U.S. Treasuries at the last date which the market was considered active for these securities, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at between 52 and 57 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of approximately $2.4 million, net of tax, as of September 30, 2009 recorded within accumulated other comprehensive income (loss) on the balance sheet. There were no adjustments made during the quarter ended September 30, 2009. The incremental decline in the fair value of these securities was $190 thousand, or $117 thousand net of tax, during the six months ended September 30, 2009. The decline during this time was due to changes in market interest rates used to value the securities. The Company has concluded that no other-than-temporary impairment has occurred because it believes that the declines in fair value that have occurred are due to general market conditions and these investments continue to be of high credit quality. Additionally, the Company does not intend to sell these securities, it is more likely than not that the Company will not be required to sell these securities before recovering their cost basis and the Company expects to recover the entire amortized cost basis in these securities. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of the Company’s auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of its securities. There is no assurance as to when liquidity will return to this investment class, and therefore, the Company continues to monitor and evaluate these securities.

Effective April 1, 2009, the Company adopted the authoritative guidance which provides additional guidelines for making fair value measurements more consistent with the principles presented and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and defining the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this guidance did not impact our financial position or results of operations.

In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The impairment model for equity securities was not affected. For debt securities, under the new guidance, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. Also, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received to determine if the amortized cost basis of the security exceeds the present value of expected future cash flows. In the event of an expected credit loss, only the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of expected credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company does not intend to sell its auction rate securities prior to their recovery. Based on the Company’s expected operating cash flows and the Company’s other sources of cash, the Company does not expect the lack of liquidity in these investments to affect its ability to continue to hold the securities until a recovery in the auction process or other liquidity event occurs. Additionally, the Company believes that the present value of expected future cash flows is sufficient to recover the amortized cost basis of the securities. Therefore, the Company does not believe that the decline in value of its auction rate securities is other than temporary or any portion of the temporary decline is the result of a credit loss. As such, the adoption of the new guidance did not have a material impact on our financial position or results of operations. As a result, the Company continues to classify impairments of auction rate securities as temporary.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level III in the fair value hierarchy (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs Level III
For the three months ended September 30, 2009 Balance at June 30, 2009	$28,798
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	58
Unrealized losses included in accumulated other comprehensive income (loss)	—
Settlements	—

Balance at September 30, 2009	$28,856

For the six months ended September 30, 2009 Balance at March 31, 2009	$29,528
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(82)
Unrealized losses included in accumulated other comprehensive income (loss)	(190)
Settlements	(400)

Balance at September 30, 2009	$28,856

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	September 30, 2009	March 31, 2009
Raw materials	$4,513	$4,138
Work in process	424	249
Finished goods	2,477	2,463

	$7,414	$6,850

7.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $128.2 million as of September 30, 2009 and March 31, 2009. The Company’s goodwill resulted from the acquisition of Network General Central Corporation, or Network General, in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

Acquired Intangible Assets

The net carrying amounts of acquired intangible assets were $56.6 million and $59.6 million as of September 30, 2009 and March 31, 2009, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The

Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired trade name which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Acquired intangible assets consist of the following as of September 30, 2009 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(7,628)	$12,272
Customer relationships	29,200	(3,611)	25,589
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	(158)	178

	$68,036	$(11,397)	$56,639

Amortization of acquired software included as cost of product revenue was $995 thousand and $2.0 million for the three and six months ended September 30, 2009, respectively. Amortization of other acquired intangible assets included as operating expense was $491 thousand and $981 thousand for the three and six months ended September 30, 2009.

Acquired intangible assets consist of the following as of March 31, 2009 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(5,638)	$14,262
Customer relationships	29,200	(2,669)	26,531
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	(119)	217

	$68,036	$(8,426)	$59,610

Amortization of acquired software included as cost of product revenue was $995 thousand and $2.0 million for the three and six months ended September 30, 2008, respectively. Amortization of other acquired intangible assets included as operating expense was $490 thousand and $981 thousand for the three and six months ended September 30, 2008, respectively.

The following is the expected future amortization expense as of September 30, 2009 for the years ended March 31 (in thousands):

2010 (remaining six months)	$2,971
2011	5,941
2012	5,926
2013	4,205
2014	1,884
Thereafter	17,112

$38,039

The weighted average useful life of acquired intangible assets is 11 years.

8.	Capitalized Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of software products are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software products are available for general release to customers. During the quarter ended September 30, 2009, the Company met technological feasibility for a certain threat detection functionality project. As of September 30, 2009 capitalized software development costs for the threat detection functionality totaled $222 thousand. Amortization of software development costs will begin once the project is ready for sale to the general public, which is expected to be in the second half of the Company’s fiscal year 2010.

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

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General. The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts were outstanding under the revolving credit facility as of September 30, 2009.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. The applicable margin varies depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. For the three months ended September 30, 2009 and 2008 the term loan incurred interest at 3.375% and 5.9375%, respectively. Effective July 1, 2009, the interest rate on the term loan was 3.375%, and the Company expects this to be the rate in effect until the next reset period commencing December 1, 2009.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of September 30, 2009, the aggregate outstanding repayment amounts are as follows for the years ended March 31 (in thousands):

2010 (remaining six months)	$5,000
2011	11,250
2012	15,000
2013	53,106

$84,356

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of September 30, 2009, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries as defined in the Credit Agreement, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company made a $3.1 million payment during the second quarter of fiscal year 2010 as a result of the annual excess cash flow calculation based on the year ended March 31, 2009 financial results. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company has capitalized $1.2 million of debt issuance costs associated with its Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $770 thousand as of September 30, 2009 is included in other assets in the Company’s consolidated balance sheet.

10.	Commitments and Contingencies

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

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through September 30, 2009, the Company had repurchased a total of 486,794 shares of common stock. The Company did not repurchase any shares during the six months ended September 30, 2009.

12.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income	$7,086	$4,942	$12,323	$6,439

Weighted average common shares outstanding	40,395,277	39,200,582	40,352,282	39,078,410

Basic net income per share	$0.18	$0.13	$0.31	$0.16

Diluted:
Net income	$7,086	$4,942	$12,323	$6,439

Weighted average common shares outstanding	40,395,277	39,200,582	40,352,282	39,078,410
Weighted average stock options	763,010	1,181,937	705,382	1,175,198
Weighted average restricted stock units	431,847	625,382	330,128	527,261

Diluted weighted average shares	41,590,134	41,007,901	41,387,792	40,780,869

Diluted net income per share	$0.17	$0.12	$0.30	$0.16

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Stock options	223,719	220,719	237,899	220,719
Restricted stock units	52,304	23,311	44,804	14,965

Total	276,023	244,030	282,703	235,684

13.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on marketable securities and restricted investments and foreign currency translation adjustments. Comprehensive income for the three and six months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net income	$7,086	$4,942	$12,323	$6,439
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	33	(644)	(104)	(2,074)
Foreign currency translation	—	—	—	288

Comprehensive income	$7,119	$4,298	$12,219	$4,653

14.	Income Taxes

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense on the condensed consolidated statements of operations. There were no accrued interest amounts or penalties as of September 30, 2009.

The estimated annual effective tax rate as of September 30, 2009 for fiscal year 2010 is 35.5%, compared to an estimated annual effective rate of 34.5% as of September 30, 2008 for fiscal year 2009. The increase in our effective tax rate is primarily due to the scheduled December 31, 2009 expiration of the federal research and development credit and a decrease in tax exempt interest income. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes and qualified production activities deductions.

Significant accounting judgments and estimates are made when determining whether it is more likely than not that the Company’s deferred income tax assets will be realized. Management has concluded that the deferred income tax assets do not require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and the Company’s financial results could be materially and adversely impacted in the future. If the Company determines that it will not be able to realize some or all of its deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

15.	Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Europe (including the United Kingdom, Germany, France, Spain, Italy and Norway), Asia (including China, Hong Kong, Japan, Korea, Malaysia, Singapore and Taiwan) and Other (including Africa, Australia, Canada, India, Latin America, Mexico and the Middle East).

Total revenue by geography is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
United States	$44,465	$53,687	$90,257	$100,036
Europe	7,761	8,438	13,321	14,904
Asia	3,226	3,209	5,415	7,492
Other	4,239	3,527	8,760	7,036

	$59,691	$68,861	$117,753	$129,468

The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue since the Company ships the products to a United States location. Revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.

16.	Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or the FASB, issued authoritative guidance on software enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be scoped out of the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the other new guidance for multiple deliverable arrangements. This guidance is effective for financial statements issued for periods ending after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial position or results of operations.

In August 2009, the FASB issued guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. This guidance will be effective for the Company beginning with the quarter ending December 31, 2009. The Company is currently evaluating the impact of this guidance, if any, on its financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification, or Codification. The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of qualifying special-purpose entities. This amendment contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the amendment. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The amendment is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (fiscal year 2011 for the Company), and for interim periods within that first period, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This amendment will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 (fiscal year 2011 for the Company), and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its financial position or results of operations.

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

Overview

NetScout designs, develops, manufactures, markets, sells and supports a family of integrated management products that enable unified service delivery management capabilities, performance management and optimization of complex, high-speed networks, that assure the delivery of critical business applications, services and content efficiently to customers and end-users. These solutions enable the world’s largest IT organizations to optimize, protect and simplify their infrastructure and operational environments while bringing enhanced operational efficiencies and helping to reduce the total overall cost of IT operations. We manufacture and market these products in integrated hardware and software solutions that have been used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

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

For the six months ended September 30, 2009, our total revenue decreased $11.7 million, or 9%, to $117.8 million compared to $129.5 million for the six months ended September 30, 2008. This decrease is attributable to a 21% decline in product revenue for the six months ended September 30, 2009 when compared to the six months ended September 30, 2008. This revenue decline was the result of the impact of the global economic downturn on our customers’ capital spending. Our cost of revenue decreased by $7.6 million, or 23%, to $25.0 million compared to $32.7 million for the six months ended September 30, 2008. This decrease is primarily due to decreased revenue as well as cost savings in our manufacturing and service organizations. Gross profit of $92.7 million, or 79% of revenue, for the six months ended September 30, 2009 decreased from $96.8 million, or 75% of revenue, for the six months ended September 30, 2008. The increase in gross profit percentage is attributable to product mix, the decline in the purchase accounting adjustments related to the Network General acquisition and realized cost savings. Our gross profit is significantly affected by the mix and volume of our product and service revenue. Product revenue for the six months ended September 30, 2009 decreased $15.4 million, or 21%, to $59.0 million from $74.4 million for the six months ended September 30, 2008. Service revenue for the six months ended September 30, 2009 increased $3.7 million, or 7%, to $58.7 million from $55.0 million for the six months ended September 30, 2008. We realize significantly higher gross profit on service revenue than on product revenue.

For the six months ended September 30, 2009, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses, and amortization of intangible assets, were $72.2 million, decreasing by $11.5 million, or 14%, compared to $83.7 million of total operating expenses in the six months ended September 30, 2008. The primary contributors to this decrease in operating expenses were a $5.1 million in decreased sales commissions commensurate with the lower sales revenue, a $2.3 million decrease in other incentive compensation and employee related expenses, an $841 thousand decrease in travel expenses, a $1.0 million decrease in professional fees, an $805 thousand decrease of non recurring integration expenses and a $259 thousand reduction in bad debt expense.

Net income for the six months ended September 30, 2009 increased by $5.9 million, or 91%, to $12.3 million compared to net income of $6.4 million for the six months ended September 30, 2008. This increase was attributable to the 14%, or $11.5 million, decrease in operating expenses and a $1.7 million decrease in total interest and other income (expense), net, partially offset by a decrease in total product and service gross profit of $4.1 million as well as an increase of $3.3 million, or 95%, in income tax expense due to the higher pre-tax income.

We have continued to see significant benefit from operating leverage and remain focused on increasing our operating margin by increasing overall gross profit while limiting the growth of operating expenses. For the six months ended September 30, 2009, our income from operations was $20.5 million, increasing by $7.4 million compared to income from operations of $13.1 million for the six months ended September 30, 2008. As networks continue to expand, traffic continues to increase, applications become more complex, converged networks become more prevalent, and virtualization, web services and service oriented architectures become more pervasive, our products are ideally positioned to enable IT organizations to optimize, protect and simplify their modern IP network and the services delivered to their users from within the network with packet-flow technology through a unified service delivery management platform. In the first quarter of fiscal year 2010, we announced a technology partnership with Cisco Systems and the integration of our Sniffer® Global product with Cisco’s Unified Wireless Networking solution. In the second quarter, we extended our strategic hardware instrumentation offering through the nGenius Infinistream 2900 Series appliance to enable our customers to deploy intelligent Deep Packet Capture capabilities in more places. We also shipped the Sniffer Global network analyzer v3.1 which provided integration into the Cisco Wireless Mobility Service Engine. These enhancements extend the value of our solutions while enabling IT organizations to more effectively manage network and application performance over wired and wireless networks.

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

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	cash, cash equivalents and marketable securities;

•	revenue recognition;

•	uncollected deferred revenue;

•	valuation of inventories;

•	assumptions related to purchase accounting;

•	valuation of goodwill and acquired intangible assets;

•	capitalization of software development costs;

•	share-based compensation; and

•	income taxes.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 1, 2009, for a description of all critical accounting policies.

Three Months Ended September 30, 2009 and 2008

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended September 30, 2009. During the three months ended September 30, 2008, one direct customer accounted for 20% of our total revenue, while no one indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$30,631	51%	$39,513	57%	$(8,882)	(22)%
Service	29,060	49	29,348	43	(288)	(1)%

Total Revenue	$59,691	100%	$68,861	100%	$(9,170)	(13)%

Product. The 22%, or $8.9 million, decrease in product revenue was the result of the impact of the global economic downturn on our customers’ capital spending. Product revenue as a percent of total revenue decreased six points when compared to the three months ending September 30, 2008.

Service. The 1%, or $288 thousand, decrease in service revenue was primarily due to the recognition of previously deferred maintenance associated with a large product order which was shipped in prior periods and recognized in the three months ended September 30, 2008 offset by a lower purchase accounting adjustment associated with the Network General acquisition during the three months ended September 30, 2009.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Indirect	$39,054	65%	$33,343	48%	$5,711	17%
Direct	20,637	35	35,518	52	(14,881)	(42)%

Total Revenue	$59,691	100%	$68,861	100%	$(9,170)	(13)%

The 17%, or $5.7 million, increase in indirect channel revenue is primarily the result of increased sales to the federal government vertical market, which we sell to entirely through channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. All sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 42%, or $14.9 million, decrease in direct channel revenue is the result of the recognition of one large direct order totaling $14.9 million for the three months ended September 30, 2008. Our product mix between indirect and direct customers was also impacted in the three months ended September 30, 2008 by this large direct order.

Total revenue by geography is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
United States	$44,465	75%	$53,687	78%	$(9,222)	(17)%

International:
Europe	7,761	13	8,438	12	(677)	(8)%
Asia	3,226	5	3,209	5	17	1%
Other	4,239	7	3,527	5	712	20%

Subtotal International:	15,226	25	15,174	22	52	(0)%

Total Revenue	$59,691	100%	$68,861	100%	$(9,170)	(13)%

United States revenues decreased $9.2 million due to the impact of the global economic downturn on our customers’ capital spending offset by a $3.8 million reduction in purchase accounting adjustments related to the Network General acquisition. The 8% decline in Europe revenue is also a result of the economic slowdown. The 20% increase in Other international revenue, which includes Africa, Australia, Canada, India, Latin America, Mexico and the Middle East, was primarily due to market penetration in Australia and in the Middle East. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$8,289	14%	$12,057	17%	$(3,768)	(31)%
Service	4,584	8	5,289	8	(705)	(13)%

Total cost of revenue	$12,873	22%	$17,346	25%	$(4,473)	(26)%

Gross profit:
Product $	$22,342	37%	$27,456	40%	$(5,114)	(19)%
Product gross profit %	73%		69%
Service $	$24,476	41%	$24,059	35%	$417	2%
Service gross profit %	84%		82%
Total gross profit $	$46,818		$51,515		$(4,697)	(9)%
Total gross profit %	78%		75%

Product. The 31%, or $3.8 million, decrease in cost of product revenue was primarily due to the 22%, or $8.9 million decline in product revenue for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008. The product gross profit percentage increased by four points from 69% for the three months ended September 30, 2008 to 73% for the three months ended September 30, 2009. This increase was due to product mix and the realization of material cost reductions and efficiencies in our manufacturing organization. Average headcount in cost of product revenue was 26 and 26 for the three months ended September 30, 2009 and 2008, respectively.

Service. The 13%, or $705 thousand, decrease in cost of service revenue was primarily due to decreases in employee related expenses, travel in our support and consulting groups and a decrease in the use of outside contractors by our consulting and training groups. The 2%, or $417 thousand, increase in service gross profit corresponds with the 13%, or $705 thousand, decrease in cost of services offset by the 1%, or $288 thousand, decrease in service revenue. Average headcount in cost of service revenue was 103 and 98 for the three months ended September 30, 2009 and 2008, respectively.

Gross profit. Our gross profit decreased 9%, or $4.7 million. This decrease is attributable to our decrease in revenue of 13%, or $9.2 million, offset by the reduction in product cost of revenue. The net effect of the combined decreases in revenue and cost of revenue was a three point increase in gross profit percentage from the three months ended September 30, 2008 to the three months ended September 30, 2009. This increase in gross profit percentage is primarily attributable to component cost reductions that we have been making over the last several quarters, favorable product mix towards higher margin hardware platforms, a larger percentage of higher margin service revenue, acquisition related synergies and a $3.8 million reduction in purchase accounting adjustments. Our gross profit is significantly affected by the mix and volume of our product and service revenue. Product revenue for the three months ended September 30, 2009 decreased $8.9 million, or 22%, to $30.6 million from $39.5 million for the three months ended September 30, 2008. Service revenue for the three months ended September 30, 2009 decreased $288 thousand, or 1%, to $29.1 million from $29.3 million for the three months ended September 30, 2008. We realize significantly higher gross profit on service revenue than on product revenue.

Operating Expenses

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Research and development	$8,670	15%	$10,135	15%	$(1,465)	(14)%
Sales and marketing	21,372	36	25,739	37	(4,367)	(17)%
General and administrative	4,604	7	6,080	9	(1,476)	(24)%
Amortization of acquired intangible assets	491	1	490	1	1	0%

Total Operating Expenses	$35,137	59%	$42,444	62%	$(7,307)	(17)%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 14%, or $1.5 million, decrease in research and development expenses is primarily due to decreases in employee related expenses and travel as well as a reduction in integration costs associated with the acquisition of Network General. Average headcount in research and development was 234 and 246 for the three months ended September 30, 2009 and 2008, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 17%, or $4.4 million, decrease in total sales and marketing expenses was primarily due to $2.8 million in decreased sales commissions commensurate with the lower sales revenue, a $420 thousand decrease in travel expenses, a $230 thousand decrease in sales meeting expenses, a $257 thousand decrease in recruiting costs, an $83 thousand decrease in other employee related expenses and an $85 thousand decrease in integration costs related to the acquisition of Network General. Average headcount in sales and marketing was 297 and 303 for the three months ended September 30, 2009 and 2008, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 24%, or $1.5 million, decrease in general and administrative expenses was primarily due to a $633 thousand decrease in employee related expenses, a $600 thousand decrease in professional fees and a $139 thousand decrease in bad debt expense. Average headcount in general and administrative was 109 and 105 for the three months ended September 30, 2009 and 2008, respectively.

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

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(715)	(1)%	$(1,428)	(2)%	$713	50%

The 50%, or $713 thousand, change in interest and other income (expense), net was primarily due to the $705 thousand decrease in interest expense due to a reduction in the interest rate and the related principal amount outstanding associated with debt entered into as a result of the acquisition of Network General. For the three months ended September 30, 2009 and 2008, the term loan incurred interest at 3.38% and 5.94%, respectively. The change this year was also due to a $473 thousand decrease in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar as well as translation adjustments on foreign currency denominated assets and liabilities offset by a $465 thousand decrease in interest income due to a decrease in market interest rates received on investments.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2009 for fiscal year 2010 is 35.5%, compared to an estimated annual effective tax rate of 34.5% as of September 30, 2008 for fiscal year 2009. The increase in our effective tax rate is primarily due to the scheduled expiration of the federal research and development credit and a decrease in tax exempt interest. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deductions.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,880	7%	$2,701	4%	$1,179	44%

Net Income. Net income for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Net income	$7,086	12%	$4,942	7%	$2,144	43%

Six Months Ended September 30, 2009 and 2008

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during the six months ended September 30, 2009. During the six months ended September 30, 2008, one direct customer accounted for 10% of our total revenue, while no one indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$59,022	50%	$74,430	57%	$(15,408)	(21)%
Service	58,731	50	55,038	43	3,693	7%

Total Revenue	$117,753	100%	$129,468	100%	$(11,715)	(9)%

Product. The 21%, or $15.4 million, decrease in product revenue was the result of the impact of the global economic downturn on our customers’ capital spending. Product revenue as a percent of total revenue decreased seven points when compared to the six months ending September 30, 2008.

Service. The 7%, or $3.7 million, increase in service revenue was primarily due to an increase in the number of customer support agreements attributable to new product sales, renewals of customer support agreements from our existing installed product base and a lower purchase accounting adjustment associated with the Network General acquisition during the six months ended September 30, 2009.

Total product and service revenue from direct and indirect channels are as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Indirect	$75,976	65%	$67,823	52%	$8,153	12%
Direct	41,777	35	61,645	48	(19,868)	(32)%

Total Revenue	$117,753	100%	$129,468	100%	$(11,715)	(9)%

The 12%, or $8.2 million, increase in indirect channel revenue is primarily the result of increased sales to the federal government vertical market, which we sell to entirely through channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. All sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 32%, or $19.9 million, decrease in direct channel revenue is primarily the result of the recognition of one large direct order totaling $14.9 million for the six months ended September 30, 2008 as well as lower product revenue from our direct United States based enterprise customers in our financial vertical market for the six months ended September 30, 2009, offset by a $7.9 million reduction in purchase accounting adjustments related to the Network General acquisition. Our product mix between indirect and direct customers was also impacted in the six months ended September 30, 2008 by this large direct order.

Total revenue by geography is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
United States	$90,257	77%	$100,036	77%	$(9,779)	(10)%
International:
Europe	13,321	11	14,904	12	(1,583)	(11)%
Asia	5,415	5	7,492	6	(2,077)	(28)%
Other	8,760	7	7,036	5	1,724	25%

Subtotal International:	27,496	23	29,432	23	(1,936)	(7)%

Total Revenue	$117,753	100%	$129,468	100%	$(11,715)	(9)%

United States revenues declined 10%, or $9.8 million due as a result of the impact of the global economic downturn on our customers’ capital spending offset by a $7.9 million reduction in purchase accounting adjustments related to the Network General acquisition. The current declines in Europe and Asia revenues are also the result of the economic slowdown. The 25% increase in Other international revenue, which includes Africa, Australia, Canada, India, Latin America, Mexico and the Middle East, was primarily due to market penetration in Australia and in the Middle East. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$15,548	13%	$22,403	17%	$(6,855)	(31)%
Service	9,493	8	10,280	8	(787)	(8)%

Total cost of revenue	$25,041	21%	$32,683	25%	$(7,642)	(23)%

Gross profit:
Product $	$43,474	37%	$52,027	40%	$(8,553)	(16)%
Product gross profit %	74%		70%
Service $	$49,238	42%	$44,758	35%	$4,480	10%
Service gross profit %	84%		81%
Total gross profit $	$92,712		$96,785		$(4,073)	(4)%
Total gross profit %	79%		75%

Product. The 31%, or $6.9 million, decrease in cost of product revenue was primarily due to the 21%, or $15.4 million decline in product revenue for the six months ended September 30, 2009 when compared to September 30, 2008. The product gross profit percentage increased by four points from 70% to 74% for the six months ended September 30, 2009. This increase was due to product mix and the realization of material cost reductions and efficiencies in our manufacturing organization. Average headcount in cost of product revenue was 27 and 27 for the six months ended September 30, 2009 and 2008, respectively.

Service. The 8%, or $787 thousand, decrease in cost of service revenue was primarily due to decreases in travel in our support and consulting groups and a decrease in the use of outside contractors by our consulting and training groups. The 10%, or $4.5 million, increase in service gross profit corresponds with the 7%, or $3.7 million, increase in service revenue as a result of the $6.3 million lower purchase accounting adjustments from the reduction of acquired deferred revenue associated with the Network General acquisition as well as the 8%, or $787 thousand, decrease in cost of services. Average headcount in cost of service revenue was 104 and 96 for the six months ended September 30, 2009 and 2008, respectively.

Gross profit. Our gross profit decreased 4%, or $4.1 million. This decrease is attributable to our decrease in revenue of 9%, or $11.7 million, offset by the reduction in product cost of revenue. The net effect of the combined decreases in revenue and cost of revenue was a four point increase in gross profit percentage from the six months ended September 30, 2008 to the six months ended September 30, 2009. This increase in gross profit percentage is primarily attributable to component cost reductions that we have been making over the last several quarters, favorable product mix towards higher margin hardware platforms, a larger percentage of higher margin service revenue, acquisition related synergies and a $7.9 million reduction in purchase accounting adjustments. Our gross profit is significantly affected by the mix and volume of our product and service revenue. Product revenue for the six months ended September 30, 2009 decreased $15.4 million, or 21%, to $59.0 million from $74.4 million for the six months ended September 30, 2008. Service revenue for the six months ended September 30, 2009 increased $3.7 million, or 7%, to $58.7 million from $55.0 million for the six months ended September 30, 2008. We realize significantly higher gross profit on service revenue than on product revenue.

Operating Expenses

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Research and development	$17,888	15%	$20,308	16%	$(2,420)	(12)%
Sales and marketing	43,478	37	49,798	38	(6,320)	(13)%
General and administrative	9,834	8	12,611	10	(2,777)	(22)%
Amortization of acquired intangible assets	981	1	981	1	—	—%

Total Operating Expenses	$72,181	61%	$83,698	65%	$(11,517)	(14)%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 12%, or $2.4 million, decrease in research and development expenses is primarily due to decreases in employee related expenses as well as a reduction in integration costs associated with the acquisition of Network General. Average headcount in research and development was 237 and 249 for the six months ended September 30, 2009 and 2008, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 13%, or $6.3 million, decrease in total sales and marketing expenses was primarily due to $5.1 million in decreased sales commissions commensurate with the lower sales revenue, a $582 thousand decrease in travel expenses, a $209 thousand decrease in recruiting expenses as well as a $199 thousand decrease in integration expenses as a result of the Network General acquisition. Average headcount in sales and marketing was 301 and 303 for the six months ended September 30, 2009 and 2008, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 22%, or $2.8 million, decrease in general and administrative expenses was primarily due to a $1.0 million decrease in professional fees, an $807 thousand decrease in employee related expenses, a decrease of $427 thousand of Network General integration and acquisition related expenses, a $376 thousand decrease in temporary help and a $259 thousand decrease in bad debt expense. Average headcount in general and administrative was 111 and 104 for the six months ended September 30, 2009 and 2008, respectively.

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

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,434)	(1)%	$(3,181)	(2)%	$(1,747)	(55)%

The 55%, or $1.8 million, change in interest and other income (expense), net was primarily due to the $1.6 million decrease in interest expense due to a reduction in the interest rate associated with debt and related principal amounts outstanding entered into as a result of the acquisition of Network General. At September 30, 2009 the term loan incurred interest at 3.38% and at September 30, 2008 the term loan incurred interest at 5.94%. The change this year was also due to a $978 thousand decrease in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar as well as translation adjustments on foreign currency denominated assets and liabilities offset by a $850 thousand decrease in interest income due to a decrease in market interest rates received on investments.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2009 for fiscal year 2010 is 35.5%, compared to an estimated annual effective tax rate of 34.5% as of September 30, 2008 for fiscal year 2009. The increase in our effective tax rate is primarily due to the scheduled expiration of the federal research and development credit and a decrease in tax exempt interest. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deductions.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Income tax expenses	$6,774	6%	$3,467	3%	$3,307	95%

Net income. Net income for the six months ended September 30, 2009 and 2008 is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Net income	$12,323	11%	$6,439	5%	$5,884	91%

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2009	March 31, 2009
Cash and cash equivalents	$84,698	$82,222
Short-term marketable securities	29,232	24,162
Long-term marketable securities	28,856	29,528

Cash, cash equivalents and marketable securities	$142,786	$135,912

At September 30, 2009, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of September 30, 2009, we were in compliance with such covenants. As of September 30, 2009, no amounts were outstanding under the revolving credit facility.

Our long-term marketable securities include investments in auction rate securities valued at $28.9 million at September 30, 2009. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. This mechanism was structured to allow existing investors to roll over their holdings and continue to own their respective securities or liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet.

Beginning in February 2008 and continuing through the date of this report, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify our auction rate securities within long term marketable securities on the consolidated balance sheet. As of September 30, 2009 our auction rate securities consisted of six positions issued by municipal agencies with a total par value of $32.6 million and a current estimated market value totaling $28.9 million. The auction rate securities held by NetScout at September 30, 2009 have maturity dates ranging from December 2032 through December 2039. Per Standard and Poor’s, these investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program, or FFELP, and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with current guidance as further disclosed in Note 5 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Six Months Ended September 30, (In Thousands)
	2009	2008
Net cash provided by operating activities	$17,084	$12,712
Net cash used in investing activities	$(8,010)	$(5,293)
Net cash (used in) provided by financing activities	$(6,598)	$401

Net cash provided by operating activities

Net cash provided by operating activities amounted to $17.1 million and $12.7 million during the six months ended September 30, 2009 and 2008, respectively. The primary sources of operating cash flow in the six months ended September 30, 2009 included net income of $12.3 million, adjusted to exclude the effects of non-cash items of $12.0 million, including depreciation and amortization, share-based compensation expense, deferred income taxes, inventory write-downs and loss on disposal of fixed assets, a $6.7 million decrease in accounts receivable resulting from increased cash collections and decreased revenue and billing, offset by a $11.0 million decrease in accrued compensation and other expense primarily resulting from the timing of payments for payroll, commissions, and the fiscal 2009 annual incentive compensation payout, and a $9.2 million decrease in deferred revenue. The primary sources of operating cash flow in the six months ended September 30, 2008 included net income of $6.4 million, adjusted to exclude the effects of non-cash items of $9.6 million, including depreciation and amortization and share-based compensation expense, a $6.1 million decrease in accounts receivable resulting from the timing of cash collections and sales, and an $8.9 million decrease in prepaid expenses and other assets mainly due to in-sourcing the Network General inventory, offset by a $7.1 million decrease in accrued compensation and other expenses resulting from the timing of payments for payroll, commissions and incentive compensation as well as accrued severance in accordance with the Network General acquisition.

Net cash used in investing activities

Net cash used in investing activities was $8.0 million for the six months ended September 30, 2009. This includes the purchase of marketable securities of $32.9 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $28.3 million and the purchase of fixed assets to support our infrastructure of $3.2 million. Net cash used in investing activities was $5.3 million for the six months ended September 30, 2008. This includes the purchase of marketable securities of $6.0 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $3.6 million and the purchase of fixed assets to support our infrastructure of $2.9 million.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $6.6 million for the six months ended September 30, 2009. The primary outflow was due to the repayment of $8.1 million of our long-term debt with KeyBank which included a $3.1 million excess cash flow payment, offset by a tax benefit from stock options exercised of $1.0 million and proceeds from the exercise of stock options in the amount of $509 thousand.

Net cash provided by financing activities was $401 thousand for the six months ended September 30, 2008. The cash provided by financing activities was mainly due to proceeds from the issuance of common stock in connection with the exercise of stock options in the amount of $2.4 million and a tax benefit from stock options exercised of $485 thousand, offset by the repayment of $2.5 million of our long-term debt with KeyBank.

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

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or the FASB, issued authoritative guidance on software enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be scoped out of the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the other new guidance for multiple deliverable arrangements. This guidance is effective for financial statements issued for periods ending after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact of this guidance, if any, on our financial position or results of operations.

In August 2009, the FASB issued guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. This guidance will be effective for us beginning with the quarter ending December 31, 2009. We are currently evaluating the impact of this guidance, if any, on our financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification, or Codification. The Codification will become the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of qualifying special-purpose entities. This amendment contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the amendment. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The amendment is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (fiscal year 2011 for the NetScout, and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This amendment will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 (fiscal year 2011 for NetScout), and in interim periods within those fiscal years with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at September 30, 2009 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and short-term marketable securities consist primarily of money market instruments, U.S. Treasury bills, municipal obligations and student loan backed auction rate securities.

Additional information regarding auction rate securities held by NetScout at September 30, 2009 is detailed in Note 5 to the consolidated financial statements.

At September 30, 2009 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan with KeyBank. As of September 30, 2009, we owed $84.4 million on this loan with a weighted average interest rate of 3.375% effective July 1, 2009 until the next reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2009. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $272 thousand.

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

As of September 30, 2009, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the second quarter of fiscal year 2010, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 11 to the condensed consolidated financial statements attached hereto.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on September 9, 2009, NetScout’s stockholders took the following actions:

(1)	NetScout stockholders elected each of Victor A. DeMarines and Vincent J. Mullarkey, each Class I directors, to a three-year term expiring at NetScout’s annual meeting of stockholders in 2012 or until each director’s respective successor has been duly elected and qualified or until each director’s earlier resignation or removal. The election of the directors was determined by a plurality of the votes cast at the 2009 annual meeting. With respect to the election of Mr. DeMarines, the votes were cast as follows: 29,483,336 shares of common stock voted for the election of Mr. DeMarines; 222,456 shares of common stock were withheld as to the election of Mr. DeMarines. With respect to the election of Mr. Mullarkey, the votes were cast as follows: 29,498,564 shares of common stock voted for the election of Mr. Mullarkey; 207,228 shares of common stock were withheld as to the election of Mr. Mullarkey. No other persons were nominated, or received votes, for election as a director of NetScout at the 2009 annual meeting. The other directors of NetScout whose terms continued after the 2009 annual meeting were John R. Egan, Joseph G. Hadzima, Jr., Stuart M. McGuigan, Stephen G. Pearse, and Anil K. Singhal.

(2)	NetScout’s stockholders ratified the selection of the firm of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the fiscal year ending March 31, 2010. With respect to such matter, the votes were cast as follows: 29,359,044 shares of common stock voted for the proposal; 336,758 shares of common stock voted against the proposal; 9,990 shares of common stock abstained.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 6, 2009	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 6, 2009	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2009	/s/ Jeffrey R. Wakely
Jeffrey R. Wakely
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).