Form 10-Q
period 2009-12-31
NETSCOUT SYSTEMS INC
filed 2010-02-05
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 3, 2010 was 41,173,780.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$66,524	$82,222
Marketable securities	49,412	24,162
Accounts receivable, net of allowance for doubtful accounts of $277 and $572 at December 31, 2009 and March 31, 2009, respectively	57,650	39,827
Inventories	8,728	6,850
Prepaid income taxes	6,788	8,389
Deferred income taxes	2,897	2,796
Prepaid expenses and other current assets	4,667	4,939

Total current assets	196,666	169,185
Fixed assets, net	11,604	13,848
Goodwill	128,177	128,177
Acquired intangible assets, net	55,154	59,610
Deferred income taxes	32,713	34,941
Long-term marketable securities	35,349	29,528
Other assets	1,813	1,445

Total assets	$461,476	$436,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,484	$6,385
Accrued compensation	17,884	23,156
Accrued other	5,020	5,407
Income taxes payable	6,196	1,702
Current portion of long-term debt	10,000	10,000
Deferred revenue	72,584	70,815

Total current liabilities	120,168	117,465
Other long-term liabilities	632	771
Accrued long-term retirement benefits	1,586	1,330
Long-term deferred revenue	12,914	8,937
Long-term debt, net of current portion	71,856	82,500

Total liabilities	207,156	211,003

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2009 and March 31, 2009	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 45,396,628 and 44,811,729 shares issued and 40,864,611 and 40,279,712 shares outstanding at December 31, 2009 and March 31, 2009, respectively	45	45
Additional paid-in capital	200,925	192,844
Accumulated other comprehensive loss	(1,817)	(1,461)
Treasury stock at cost, 4,532,017 shares at December 31, 2009 and March 31, 2009	(28,939)	(28,939)
Retained earnings	84,106	63,242

Total stockholders’ equity	254,320	225,731

Total liabilities and stockholders’ equity	$461,476	$436,734

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue:
Product	$40,774	$42,940	$99,796	$117,370
Service	29,941	29,110	88,672	84,148

Total revenue	70,715	72,050	188,468	201,518

Cost of revenue:
Product	9,924	10,755	25,472	33,158
Service	5,481	5,271	14,974	15,551

Total cost of revenue	15,405	16,026	40,446	48,709

Gross profit	55,310	56,024	148,022	152,809

Operating expenses:
Research and development	9,181	9,900	27,069	30,208
Sales and marketing	26,328	25,219	69,806	75,017
General and administrative	5,475	7,149	15,309	19,760
Amortization of acquired intangible assets	490	490	1,471	1,471

Total operating expenses	41,474	42,758	113,655	126,456

Income from operations	13,836	13,266	34,367	26,353
Interest and other income (expense), net:
Interest income	109	473	527	1,741
Interest expense	(873)	(1,560)	(2,828)	(5,134)
Other income (expense), net	(98)	(180)	5	(1,055)

Total interest and other income (expense), net	(862)	(1,267)	(2,296)	(4,448)

Income before income tax expense	12,974	11,999	32,071	21,905
Income tax expense	4,433	4,064	11,207	7,531

Net income	$8,541	$7,935	$20,864	$14,374

Basic net income per share	$0.21	$0.20	$0.52	$0.37
Diluted net income per share	$0.20	$0.20	$0.50	$0.35
Weighted average common shares outstanding used in computing:
Net income per share - basic	40,684	39,334	40,463	39,164
Net income per share - diluted	42,041	40,506	41,657	40,707

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$20,864	$14,374
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,867	10,614
Loss on disposal of fixed assets	247	333
Inventory write-down	180	340
Share-based compensation expense associated with equity awards	3,774	3,601
Deferred income taxes	2,328	1,796
Changes in assets and liabilities
Accounts receivable	(17,823)	(13,931)
Inventories	(1,741)	3,788
Prepaid income taxes	1,601	(715)
Prepaid expenses and other current assets	284	7,911
Other assets	40	749
Accounts payable	2,099	(2,519)
Accrued compensation and other expenses	(5,811)	(1,662)
Income taxes payable	4,494	4,011
Deferred revenue	5,746	(4,215)

Net cash provided by operating activities	27,149	24,475

Cash flows from investing activities:
Purchase of marketable securities	(64,339)	(27,254)
Proceeds from maturity of marketable securities	32,968	13,352
Purchase of fixed assets	(4,731)	(3,702)
Capitalized software development costs	(408)	—

Net cash used in investing activities	(36,510)	(17,604)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,228	2,541
Repayment of long-term debt	(10,644)	(3,750)
Excess tax benefit from stock options exercised	2,079	561

Net cash used in financing activities	(6,337)	(648)

Effect of exchange rate changes on cash and cash equivalents	—	279

Net (decrease) increase in cash and cash equivalents	(15,698)	6,502
Cash and cash equivalents, beginning of period	82,222	56,702

Cash and cash equivalents, end of period	$66,524	$63,204

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of December 31, 2009 and for the three and nine months ended December 31, 2009 and 2008 have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the results of operations for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities Exchange Commission, or SEC, on June 1, 2009.

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements through February 5, 2010, the date on which the financial statements were issued. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in these financial statements.

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Long-term marketable securities include auction rate securities which are currently illiquid, corporate bonds and certificate of deposits. These securities are stated at fair value based on discounted cash flow calculations. At December 31, 2009, the Company had one customer which accounted for 11% of the accounts receivable balance. At March 31, 2009, no one direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance. During the three and nine months ended December 31, 2009 and 2008, respectively, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future and, accordingly, the Company does not require collateral.

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

The following is a summary of share-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of product revenue	$27	$27	$84	$80
Cost of service revenue	51	57	163	151
Research and development	291	278	911	889
Sales and marketing	493	532	1,594	1,573
General and administrative	345	328	1,022	908

Total share-based compensation expense, before income tax effect	$1,207	$1,222	$3,774	$3,601

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents, short-term marketable securities and long-term marketable securities are stated at fair value. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2009 and March 31, 2009.

Marketable Securities

The following is a summary of marketable securities held by NetScout at December 31, 2009 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$25,399	$75	$25,474
Commercial paper	9,039	—	9,039
Corporate bonds	6,595	8	6,603
Certificate of deposits	9,272	(2)	9,270

Subtotal	50,305	81	50,386
Less: restricted investment	919	55	974

Total short-term marketable securities	49,386	26	49,412

Auction rate securities	32,364	(3,880)	28,484
Corporate bonds	3,685	(53)	3,632
Certificate of deposits	3,250	(17)	3,233

Total long-term marketable securities	39,299	(3,950)	35,349

	$88,685	$(3,924)	$84,761

Maturity dates for short-term marketable securities held at December 31, 2009 range from January 2010 to December 2010. Maturity dates for long-term marketable securities held at December 31, 2009, which consist of auction rate securities, corporate bonds and certificate of deposits, range from February 2011 to December 2039.

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

The Company’s long-term marketable securities include investments in auction rate securities valued at $28.5 million at December 31, 2009. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of NetScout’s securities every 35 days. This mechanism was structured to allow existing investors to roll over their holdings and continue to own their respective securities or to liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities as long-term marketable securities on the consolidated balance sheet. As of December 31, 2009, the Company’s auction rate securities consisted of six positions issued by municipal agencies with a total par value of $32.4 million and a current estimated market value totaling $28.5 million. These auction rate securities have maturity dates ranging from December 2032 through December 2039. As of the date of this report Standard and Poor’s rates these investments from AAA to A. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies. The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. For further information on the Company’s approach to valuing these securities refer to Note 5.

The Company does not currently intend to sell its auction rate securities. Based on the Company’s current cash position, expected operating cash flows and the Company’s other sources of cash, the Company does not believe that it is more likely than not that it will be required to sell the securities for working capital before a recovery in the auction process or other liquidity event occurs. Additionally, the Company believes that the present value of expected future cash flows consisting of interest payments and the return of principal is sufficient to recover the amortized cost basis of the securities and expects to collect these cash flows. Therefore, the Company does not believe that the decline in value of its auction rate securities is other than temporary, or that any portion of the temporary decline is the result of a credit loss.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation arrangement of $974 thousand, which is included in prepaid and other current assets. As of December 31, 2009, there were unrealized gains of $54 thousand recorded as accumulated other comprehensive income (loss) related to this investment. At March 31, 2009, there were unrealized gains of $42 thousand recorded as accumulated other comprehensive income (loss). The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities and derivative financial instruments. The Company’s investment instruments, except for auction rate securities, listed below are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. The Company’s derivative financial instruments consist of forward foreign exchange contracts and are classified as Level II because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. The Company’s auction rate securities are classified as Level III of the fair value hierarchy due to the limited market data for pricing these securities.

The following table summarizes the valuation of the Company’s assets and liabilities by the above categories as of December 31, 2009 (in thousands):

	Total Fair value	Level I	Level II	Level III
ASSETS:
Cash and cash equivalents	$66,524	$66,524	$—	$—
U.S. government and municipal obligations	25,474	25,474	—	—
Commercial paper	9,039	9,039	—	—
Corporate bonds	10,235	10,235	—	—
Certificate of deposits	12,503	12,503	—	—
Less: restricted investment	(974)	(974)	—	—
Auction rate securities	28,484	—	—	28,484

	$151,285	$122,801	$—	$28,484

LIABILITIES:
Derivative financial instruments	$269	$—	$269	$—

	$269	$—	$269	$—

At December 31, 2009, the Company valued its auction rate securities at fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of December 31, 2009, historical spreads in comparison to U.S. Treasuries at the last date on which the market was considered active for these securities, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is currently estimated at between 53 and 56 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of approximately $2.4 million, net of tax, as of December 31, 2009 recorded within accumulated other comprehensive income (loss) on the balance sheet. During the quarter ended December 31, 2009, a partial call transaction was settled related to one of our auction rate security positions. As a result of the call, NetScout received $250 thousand for the redemption at par value of a portion of this particular security. The incremental decline in the fair value of these securities was $247 thousand, or $152 thousand net of tax, during the nine months ended December 31, 2009. The decline during this time was due to changes in market interest rates used to value the securities.

The Company has concluded that no other-than-temporary impairment has occurred because it believes that the declines in fair value that have occurred are due to general market conditions and these investments continue to be of high credit quality. Additionally, the Company does not currently intend to sell these securities, it is more likely than not that the Company will not be required to sell these securities before recovering their cost basis and the Company expects to recover the entire amortized cost basis in these securities. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of the Company’s auction rate securities could change significantly based on market and economic conditions, including: changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of its securities. There is no assurance as to when liquidity will return to this investment class, and therefore, the Company continues to monitor and evaluate these securities.

In April 2009, the Financial Accounting Standards Board, or the FASB, amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The impairment model for equity securities was not affected. For debt securities, under the new guidance, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. Also, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received to determine if the amortized cost basis of the security exceeds the present value of expected future cash flows. In the event of an expected credit loss, only the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of expected credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company does not currently intend to sell its auction rate securities. Based on the Company’s expected operating cash flows and the Company’s other sources of cash, the Company does not expect the lack of liquidity in these investments to affect its ability to continue to hold the securities until a recovery in the auction process or other liquidity event occurs. Additionally, the Company believes that the present value of expected future cash flows is sufficient to recover the amortized cost basis of the securities. Therefore, the Company does not believe that the decline in value of its auction rate securities is other than temporary or any portion of the temporary decline is the result of a credit loss. As such, the adoption of the new guidance did not have a material impact on its financial position or results of operations, and the Company continues to classify impairments of auction rate securities as temporary.

The following table presents a reconciliation of assets classified as Level III measured at fair value using significant unobservable inputs for the three and nine months ended December 31, 2009 (in thousands):

	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2009
Balance at beginning of period	$28,856	$29,528
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(65)	(147)
Unrealized losses included in accumulated other comprehensive income (loss)	(57)	(247)
Redemptions	(250)	(650)

Balance at end of period	$28,484	$28,484

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	December 31, 2009	March 31, 2009
Raw materials	$5,464	$4,138
Work in process	328	249
Finished goods	2,936	2,463

	$8,728	$6,850

7.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $128.2 million as of December 31, 2009 and March 31, 2009. The Company’s goodwill resulted from the acquisition of Network General Central Corporation, or Network General, in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

Acquired Intangible Assets

The net carrying amounts of acquired intangible assets were $55.2 million and $59.6 million as of December 31, 2009 and March 31, 2009, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired trade name or names, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Acquired intangible assets consist of the following as of December 31, 2009 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(8,623)	$11,277
Customer relationships	29,200	(4,082)	25,118
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	(177)	159

	$68,036	$(12,882)	$55,154

Amortization of acquired software included as cost of product revenue was $995 thousand and $3.0 million for the three and nine months ended December 31, 2009, respectively. Amortization of other acquired intangible assets included as operating expense was $490 thousand and $1.5 million for the three and nine months ended December 31, 2009, respectively.

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

The following is the expected future amortization expense as of December 31, 2009 for the years ended March 31 (in thousands):

2010 (remaining three months)	$1,486
2011	5,941
2012	5,926
2013	4,205
2014	1,884
Thereafter	17,112

$36,554

The weighted average useful life of acquired intangible assets is 11 years.

8.	Capitalized Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of software products are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software products are available for general release to customers. As of December 31, 2009 capitalized software development costs totaled $408 thousand. Amortization of software development costs will begin once the project is ready for sale to the general public, which is expected to be in the last quarter of the Company’s fiscal year 2010.

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

9.	Derivative Instruments and Hedging Activities

NetScout operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The exposures result from costs that are denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound, Canadian Dollar, and Indian Rupee. During the quarter ended December 31, 2009, the Company began managing its foreign currency transaction risk by hedging forecasted operating expenses for up to twelve months, within specified guidelines through the use of forward contracts. The Company enters into foreign exchange contracts to hedge exposures from costs that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges at inception.

All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. As of December 31, 2009, the Company had open contracts with notional amounts totaling $9.6 million that mature over the next twelve months.

The FASB’s authoritative guidance establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to measure these instruments at fair value each reporting period and record these instruments as either assets or liabilities on the balance sheet. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

All hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, as measured of the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, NetScout is accounting for its instruments under hedge accounting. The effectiveness of qualifying hedge contracts is assessed by NetScout quarterly. The Company records the fair value of its hedges in other current assets and other current liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to its consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, the effective amounts are reclassified to the respective expense categories in the Company’s consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company’s consolidated statement of cash flows.

The following table summarizes the Company’s fair value of outstanding derivatives at December 31, 2009 (in thousands):

	Liability Derivatives
	2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued other liabilities	$269

Total Derivatives		$269

The following table provides the effect foreign exchange forward contracts had on other comprehensive loss and results of operations (in thousands):

	Effective Portion			Ineffective Portion
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (amount excluded from effectiveness testing) (c)
Forward contracts	$(295)	Research and development	$(5)	Research and development	$(3)
		Sales and marketing	$(26)	Sales and marketing	$(2)

	$(295)		$(31)		$(5)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No amounts were recognized in income due to ineffectiveness.

10.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General. The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts were outstanding under the revolving credit facility as of December 31, 2009.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. The applicable margin varies depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar

Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. For the three months ended December 31, 2009 and 2008 the term loan incurred interest at 3.375% and 5.938%, respectively. Effective December 31, 2009, the interest rate on the term loan was 2.688%, and the Company expects this to be the rate in effect until the next reset period commencing June 30, 2010.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of December 31, 2009, the aggregate outstanding repayment amounts are as follows for the years ended March 31 (in thousands):

2010 (remaining three months)	$2,500
2011	11,250
2012	15,000
2013	53,106

$81,856

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of December 31, 2009, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries as defined in the Credit Agreement, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company made a $3.1 million payment during the second quarter of fiscal year 2010 as a result of the annual excess cash flow calculation based on the year ended March 31, 2009 financial results. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

The Company has capitalized $1.2 million of debt issuance costs associated with its Credit Facility, which are being amortized over the life of the term loan. The unamortized balance of $697 thousand as of December 31, 2009 is included in other assets in the Company’s consolidated balance sheet.

11.	Commitments and Contingencies

Contingencies

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed an amended complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. The Company acquired Network General in November 2007. The complaint, as amended, alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed a substantially similar complaint in the Superior Court of New Jersey that was dismissed on May 30, 2008 and then in the Superior Court of California, San Francisco County that was dismissed on October 23, 2008. On January 5, 2009, the defendants moved to dismiss the current complaint in its entirety on several grounds. The plaintiffs opposed that motion, and, following a hearing on February 18, 2009, the Court dismissed the amended complaint against certain of the former officers and directors of Network General. On March 13, 2009, Network General and its former president, the only remaining defendants, answered the amended complaint and denied plaintiffs’ allegations. Discovery in this case is ongoing. The Company filed a motion for summary judgment in this matter on January 22, 2010. Trial of this matter is set for April 5, 2010. The Company believes the plaintiffs’ claims have no merit and is defending the lawsuit vigorously.

12.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through December 31, 2009, the Company had repurchased a total of 486,794 shares of common stock. The Company did not repurchase any shares during the nine months ended December 31, 2009.

13.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Basic:
Net income	$8,541	$7,935	$20,864	$14,374

Weighted average common shares outstanding	40,683,658	39,334,140	40,463,252	39,163,963

Basic net income per share	$0.21	$0.20	$0.52	$0.37

Diluted:
Net income	$8,541	$7,935	$20,864	$14,374

Weighted average common shares outstanding	40,683,658	39,334,140	40,463,252	39,163,963
Weighted average stock options	746,302	764,149	739,231	1,047,591
Weighted average restricted stock units	611,321	407,638	454,387	495,028

Diluted weighted average shares	42,041,281	40,505,927	41,656,870	40,706,582

Diluted net income per share	$0.20	$0.20	$0.50	$0.35

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Stock options	220,719	324,902	223,719	223,719
Restricted stock units	6,846	145,735	26,820	37,806

Total	227,565	470,637	250,539	261,525

14.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on marketable securities and restricted investments and foreign currency translation adjustments. Comprehensive income for the three and nine months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net income	$8,541	$7,935	$20,864	$14,374
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	(89)	905	(193)	(1,169)
Unrealized loss on hedge contracts, net of tax	(163)	—	(163)	—
Foreign currency translation	—	—	—	288

Comprehensive income	$8,289	$8,840	$20,508	$13,493

15.	Income Taxes

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense on the condensed consolidated statements of operations. There is $22 thousand of accrued interest and penalties as of December 31, 2009.

The estimated annual effective tax rate as of December 31, 2009 for fiscal year 2010 is 34.9%, compared to an estimated annual effective rate of 34.0% as of December 31, 2008 for fiscal year 2009. The increase in our effective tax rate is primarily due to the December 31, 2009 expiration of the federal research and development credit and a decrease in tax exempt interest income. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes and qualified production activities deductions.

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

The Company manages its business in the following geographic areas: United States, Europe (including the United Kingdom, Germany, France, Spain, Italy and Norway), Asia (including China, Hong Kong, Japan, Korea, Malaysia, Singapore and Taiwan) and Other (including Africa, Australia, Canada, India and Mexico). In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.

Total revenue by geography is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
United States	$49,657	$55,354	$139,914	$155,390
Europe	11,258	8,212	24,579	23,116
Asia	3,077	3,301	8,491	10,792
Other	6,723	5,183	15,484	12,220

	$70,715	$72,050	$188,468	$201,518

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

17.	Recently Issued Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance on software enabled products. Under this guidance, tangible products that contain software components that together with the hardware provide the functionality of the tangible product will be removed from the scope of the software revenue recognition guidance. These products will be accounted for under guidance for multiple deliverable arrangements that do not include software. Under this guidance the Company will allocate revenue for an arrangement proportionally across all elements using its best estimate of selling price, rather than under the residual method as described in its current revenue accounting policy footnote. This guidance is effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2012 for the Company), and early adoption is permitted. The Company expects to adopt the new guidance early for new or materially modified arrangements entered into subsequent to the beginning of its fiscal year 2011. The Company continues to evaluate the extent to which this new guidance will impact the timing of its revenues, but has determined that upon adoption a portion of the Company’s products will no longer be accounted for as software, allowing for revenue recognition earlier for certain multiple element arrangements.

In August 2009, the FASB issued guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. This guidance was effective for the Company beginning with the quarter ended December 31, 2009. The guidance did not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of qualifying special-purpose entities. This amendment contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the amendment. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The amendment is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (fiscal year 2011 for the Company), and for interim periods within that first period, with earlier adoption prohibited. The guidance is not expected to have an impact on the Company’s financial position or results of operations, since the Company does not have any variable interest entities and does not expect to have these entities at adoption.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This amendment will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 (fiscal year 2011 for the Company), and in interim periods within those fiscal years with earlier adoption prohibited. The guidance is not expected to have an impact on the Company’s financial position or results of operations, since the Company does not have any special-purpose entities and does not expect to have these entities at adoption.

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

Overview

NetScout designs, develops, manufactures, markets, sells and supports a family of integrated products that enable unified service delivery management capabilities, performance management and optimization of complex, high-speed networks that assure the delivery of critical business applications, services and content efficiently for customers and end-users. These solutions enable large IT organizations to optimize, protect and simplify management of their infrastructure and operational environments while bringing enhanced operational efficiencies and helping to reduce the total overall cost of IT operations. We manufacture and market these products as integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies, financial institutions and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

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

For the nine months ended December 31, 2009, our total revenue decreased $13.1 million, or 6%, to $188.5 million compared to $201.5 million for the nine months ended December 31, 2008. This decrease is attributable to a 15% decline in product revenue for the nine months ended December 31, 2009 when compared to the nine months ended December 31, 2008. This revenue decline was the result of the impact of the global economic downturn on our customers’ capital spending, which caused a $9.8 million decline in product revenues for our financial vertical and a $5.2 million revenue decline for our telecommunications vertical. In a reversal of this trend, we experienced growth in our telecommunications vertical of $7.4 million during the quarter ended December 31, 2009 as compared to the same period in the prior year. During the nine months ended December 31, 2009, we experienced an increase in average selling price per unit due to a shift in product mix towards our higher priced Infinistream product line and away from our lower priced probes. We also recorded $5.5 million of product revenue for a new lower capacity Infinistream product launched during fiscal 2010. Revenue for the nine months ended December 31, 2009 also reflects a decline of $9.8 million in the impact of purchase accounting adjustments resulting from our acquisition of Network General Central Corporation, or Network General, in November 2007. As a result of this acquisition, acquired deferred revenue was reduced to fair value to eliminate selling profit from the contracts that were acquired from Network General. As the fair value adjusted deferred revenue amortizes over time, it comprised a smaller proportion of total maintenance and product revenue during the nine months ended December 31, 2009. Subsequent product revenues and maintenance renewal contracts are recorded at their full value and thus result in significantly higher recorded revenue.

Our cost of revenue decreased by $8.3 million, or 17%, to $40.4 million compared to $48.7 million for the nine months ended December 31, 2008. This decrease is primarily due to decreased revenue and product mix. Gross profit of $148.0 million, or 79% of revenue, for the nine months ended December 31, 2009 decreased from $152.8 million, or 76% of revenue, for the nine months ended December 31, 2008. The increase in gross profit percentage is attributable to the favorable product mix and higher revenue associated with the decline in the purchase accounting adjustments to acquired deferred revenue. Our gross profit is affected by the mix and volume of our product and service revenue. Product revenue for the nine months ended December 31, 2009 decreased $17.6 million, or 15%, to $99.8 million from $117.4 million for the nine months ended December 31, 2008. Service revenue for the nine months ended December 31, 2009 increased $4.5 million, or 5%, to $88.7 million from $84.1 million for the nine months ended December 31, 2008. We realize higher gross profit on service revenue than on product revenue, so this shift in mix towards service revenue contributed to the increase in gross profit percentage.

For the nine months ended December 31, 2009, our total operating expenses, which include research and development, sales and marketing, general and administrative expenses, and amortization of intangible assets, were $113.7 million, decreasing by $12.8 million, or 10%, compared to $126.5 million of total operating expenses in the nine months ended December 31, 2008. The primary contributors to this decrease in operating expenses were a $3.5 million decline in sales commissions because of the lower sales revenue, a $3.3 million decrease in other incentive compensation and employee related expenses, a $1.4 million decrease in travel expenses, a $2.2 million decrease in professional fees, a $1.4 million decrease in non recurring integration expenses and a $384 thousand reduction in bad debt expense.

Net income for the nine months ended December 31, 2009 increased by $6.5 million, or 45%, to $20.9 million compared to net income of $14.4 million for the nine months ended December 31, 2008. This increase was attributable to the 10%, or $12.8 million, decrease in operating expenses and a $2.2 million decrease in total interest and other income (expense), net, partially offset by a decrease in total product and service gross profit of $4.8 million as well as an increase of $3.7 million, or 49%, in income tax expense due to the higher pre-tax income.

We have continued to see significant benefit from operating leverage and remain focused on increasing our operating margin by increasing overall gross profit while limiting the growth of operating expenses. For the nine months ended December 31, 2009, our income from operations was $34.4 million, increasing by $8.0 million compared to income from operations of $26.4 million for the nine months ended December 31, 2008.

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

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	cash, cash equivalents and marketable securities;

•	revenue recognition;

•	uncollected deferred revenue;

•	valuation of inventories;

•	assumptions related to purchase accounting;

•	valuation of goodwill and acquired intangible assets;

•	capitalization of software development costs;

•	derivative financial instruments;

•	share-based compensation; and

•	income taxes.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 1, 2009, for a description of all critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 have not materially changed, other than the following:

The critical accounting policy entitled “Derivative Financial Instruments” has been added to reflect the fact we entered into forward exchange contracts during the three months ended December 31, 2009.

Derivative Financial Instruments

The FASB’s authoritative guidance establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to measure these instruments at fair value each reporting period and record these instruments as either assets or liabilities on the balance sheet. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

All hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, as measured of the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, we account for our instruments under hedge accounting. The effectiveness of qualifying hedge contracts is assessed by NetScout quarterly. We record the fair value of our hedges in other current assets and other current liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to our consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, the effective amounts are reclassified to the respective expense categories in our consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in our consolidated statement of cash flows.

Three Months Ended December 31, 2009 and 2008

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$40,774	58%	$42,940	60%	$(2,166)	(5%)
Service	29,941	42	29,110	40	831	3%

Total Revenue	$70,715	100%	$72,050	100%	$(1,335)	(2%)

Product. The 5%, or $2.2 million, decrease in product revenue was due to a $4.5 million decline in our government vertical, a $1.9 million decline in our financials vertical and a $3.1 million decline in other verticals, partially offset by a $7.4 million growth in our telecommunications vertical. Compared to the same period in the prior year, we realized an increase of approximately 21% in the average selling price per unit of our products due to a shift in product mix towards our Infinistream product line and away from probes. We also experienced growth of $3.7 million from a new lower capacity Infinistream product that was launched during fiscal year 2010. Product revenue as a percent of total revenue decreased two points when compared to the three months ended December 31, 2008.

Service. The 3%, or $831 thousand, increase in service revenue was primarily due to a decline of $1.7 million in purchase accounting adjustments to deferred service revenue associated with our acquisition of Network General, as well as growth in other services. As a result of this acquisition, acquired deferred revenue was reduced to fair value to eliminate selling profit from the contracts that were acquired from Network General. As the fair value adjusted deferred revenue amortized over time, it comprised a smaller proportion of total maintenance revenue during the three months ended December 31, 2009. Subsequent maintenance renewal contracts are recorded at their full value and thus result in significantly higher recorded revenue. This was offset by a $1.2 million decrease in maintenance revenue due to a portion of our customers not renewing their customer support agreements as well as the Company regularly ending support for some of its older product models. While our renewal rate has not changed significantly from prior periods, growth in product revenue and associated new maintenance typically offsets lost renewals. With a 15% year-to-date decline in product revenue, this offset is not occurring at the same rate as prior periods.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Indirect	$41,925	59%	$45,900	64%	$(3,975)	(9%)
Direct	28,790	41	26,150	36	2,640	10%

Total Revenue	$70,715	100%	$72,050	100%	$(1,335)	(2%)

The 9%, or $4.0 million, decrease in indirect channel revenue is primarily the result of decreased sales to our federal government vertical, which we sell to entirely through channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 10%, or $2.6 million, increase in direct channel revenue is primarily the result of direct revenue for the three months ended December 31, 2009 being $1.9 million higher than the prior year due to the impact of the previously referenced purchase accounting adjustments to deferred product and service revenue.

Total revenue by geography is as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
United States	$49,657	70%	$55,354	77%	$(5,697)	(10%)

International:
Europe	11,258	16	8,212	11	3,046	37%
Asia	3,077	4	3,301	5	(224)	(7%)
Other	6,723	10	5,183	7	1,540	30%

Subtotal International:	21,058	30	16,696	23	4,362	26%

Total Revenue	$70,715	100%	$72,050	100%	$(1,335)	(2%)

United States revenues decreased $5.7 million due to the impact of the global economic downturn on our customers’ capital spending offset by a reduction in purchase accounting adjustments which reduced the fair value of deferred revenue related to the Network General acquisition. The effect of the purchase accounting adjustment was a $1.9 million increase to United States revenue during the three months ended December 31, 2009 when compared to the three months ended December 31, 2008. The 37%, or $3.0 million, increase in revenue in Europe was a result of increased revenue from the telecommunication and financial vertical markets.

The 30%, or $1.5 million, increase in Other international revenue, which includes Africa, Australia, Canada, India and Mexico, was primarily due to market penetration in this region. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$9,924	14%	$10,755	15%	$(831)	(8%)
Service	5,481	8	5,271	7	210	4%

Total cost of revenue	$15,405	22%	$16,026	22%	$(621)	(4%)

Gross profit:

Product $	$30,850	44%	$32,185	45%	$(1,335)	(4%)
Product gross profit %	76%		75%

Service $	$24,460	35%	$23,839	33%	$621	3%
Service gross profit %	82%		82%

Total gross profit $	$55,310		$56,024		$(714)	(1%)

Total gross profit %	78%		78%

Product. The 8%, or $831 thousand, decrease in cost of product revenue was primarily due to the 5%, or $2.2 million decline in product revenue for the three months ended December 31, 2009 when compared to the three months ended December 31, 2008. The product gross profit percentage increased by one point from 75% for the three months ended December 31, 2008 to 76% for the three months ended December 31, 2009. This increase was due to favorable product mix and the realization of cost efficiencies in our manufacturing organization. Average headcount in cost of product revenue was 27 and 26 for the three months ended December 31, 2009 and 2008, respectively.

Service. The 4%, or $210 thousand, increase in cost of service revenue was primarily due to a $233 increase in inventory used to support customers under service contracts offset by savings of $82 thousand in training expenses. The 3%, or $621 thousand, increase in service gross profit corresponds with the 3%, or $831 thousand, increase in service revenue offset by the 4%, or $210 thousand, increase in cost of services. Average headcount in cost of service revenue was 104 and 101 for the three months ended December 31, 2009 and 2008, respectively.

Gross profit. Our gross profit decreased 1%, or $714 thousand. This decrease is attributable to our decrease in revenue of 2%, or $1.3 million, offset by the reduction in product cost of revenue. Our gross profit is affected by the mix and volume of our product and service revenue. Product revenue for the three months ended December 31, 2009 decreased $2.2 million, or 5%, to $40.8 million from $42.9 million for the three months ended December 31, 2008. Service revenue for the three months ended December 31, 2009 increased $831 thousand, or 3%, to $29.9 million from $29.1 million for the three months ended December 31, 2008. We realize higher gross profit on service revenue than on product revenue.

Operating Expenses

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Research and development	$9,181	13%	$9,900	14%	$(719)	(7%)
Sales and marketing	26,328	37	25,219	35	1,109	4%
General and administrative	5,475	8	7,149	10	(1,674)	(23%)
Amortization of acquired intangible assets	490	1	490	1	—	0%

Total Operating Expenses	$41,474	59%	$42,758	59%	$(1,284)	(3%)

Research and development. Research and development expenses consist primarily of personnel expenses, including incentive compensation, fees for outside consultants, overhead and other expenses associated with the development of new products and the enhancement of existing products.

The 7%, or $719 thousand, decrease in research and development expenses is primarily due to a $421 thousand decrease in incentive compensation and other employee related expenses, a $66 thousand decrease in travel expenses, a $187 thousand reduction of capitalized salaries as well as a $69 thousand reduction in integration costs associated with the acquisition of Network General. Average headcount in research and development was 236 and 237 for the three months ended December 31, 2009 and 2008, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 4%, or $1.1 million, increase in total sales and marketing expenses was primarily due to $1.6 million in increased sales commissions due to incentive programs during the quarter offset by approximately $500 thousand of decreased expenses related to the NetScout user conference and sales meeting expenses. Average headcount in sales and marketing was 293 and 304 for the three months ended December 31, 2009 and 2008, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 23%, or $1.7 million, decrease in general and administrative expenses was primarily due to a $1.2 million decrease in professional fees due to a reduction in legal fees as well as a reduction in accounting fees resulting from entity consolidation and other cost reduction initiatives, $480 thousand decrease in incentive compensation and other employee related expenses, and a $125 thousand decrease in bad debt expense. Average headcount in general and administrative was 107 and 112 for the three months ended December 31, 2009 and 2008, respectively.

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

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(862)	(1%)	$(1,267)	(2)%	$405	32%

The 32%, or $405 thousand, change in interest and other income (expense), net was primarily due to the $687 thousand decrease in interest expense due to a reduction in the interest rate and principal amount outstanding associated with debt entered into as a result of the acquisition of Network General. For the three months ended December 31, 2009 and 2008, the term loan incurred interest at 3.38% and 5.94%, respectively. The change was also due to a $149 thousand decrease in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar as well as translation adjustments on foreign currency denominated assets and liabilities offset by a $364 thousand decrease in interest income due to a decrease in market interest rates received on investments as well as $67 thousand related to a loss on the disposal of equipment.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2009 for fiscal year 2010 is 34.9%, compared to an estimated annual effective tax rate of 34.0% as of December 31, 2008 for fiscal year 2009. The increase in our effective tax rate is primarily due to the expiration of the federal research and development credit and a decrease in tax exempt interest. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deductions.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Income tax expense	$4,433	6%	$4,064	6%	$369	9%

Net Income. Net income for the three months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Net income	$8,541	12%	$7,935	11%	$606	8%

Nine Months Ended December 31, 2009 and 2008

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during the nine months ended December 31, 2009 and 2008.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$99,796	53%	$117,370	58%	$(17,574)	(15%)
Service	88,672	47	84,148	42	4,524	5%

Total Revenue	$188,468	100%	$201,518	100%	$(13,050)	(6%)

Product. The 15%, or $17.6 million, decrease in product revenue was primarily the result of decreased volume due to the impact of the global economic downturn on our customers’ capital spending during the nine month period ended December 31, 2009, which included a $9.8 million decline in product revenues for our financial vertical and a $5.2 million decline for our telecommunications vertical. Compared to the same period in the prior year, we realized an increase of approximately 33% in the average selling price per unit due to a shift in product mix towards our Infinistream product line and away from probes. We also experienced $5.5 million of product revenue from our new lower capacity Infinistream product launched during the year. Revenue for the nine months ended December 31, 2008 was also $1.8 million lower due to the impact of purchase accounting adjustments related to the Network General acquisition. Product revenue as a percent of total revenue decreased five points when compared to the nine months ended December 31, 2008.

Service. The 5%, or $4.5 million, increase in service revenue was primarily due a decline of $8.0 million in the impact of purchase accounting adjustments to deferred service revenue associated with our acquisition of Network General. As a result of this acquisition, acquired deferred revenue was reduced to fair value. As this fair value adjusted deferred revenue amortizes over time, it comprises a smaller proportion of total maintenance revenue during the nine months ended December 31, 2009. Subsequent maintenance renewal contracts are recorded at their full value and thus result in significantly higher recorded revenue. This was offset by a $3.5 million decrease in maintenance revenue due to a portion of our customers not renewing their customer support agreements as well as the Company ending its support for some of its older product models. While our renewal rate has not changed significantly from prior periods, growth in product revenue and associated new maintenance typically offsets lost renewals. With a 15% year-to-date decline in product revenue, this offset is not occurring at the same rate as prior periods.

Total product and service revenue from direct and indirect channels are as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Indirect	$117,851	63%	$113,718	56%	$4,133	4%
Direct	70,617	37	87,800	44	(17,183)	(20%)

Total Revenue	$188,468	100%	$201,518	100%	$(13,050)	(6%)

The 4%, or $4.1 million, increase in indirect channel revenue is the result of increased sales to our federal government vertical, which we sell to entirely through channel partners, as well growth in our international sales which are primarily through channel partners. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Sales arrangements are primarily transacted in

United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 20%, or $17.2 million, decrease in direct channel revenue and change in sales mix between direct and indirect is primarily the result of lower domestic revenue from our telecommunications vertical, as well as lower product revenue from our financial vertical, partially offset by the $9.8 million reduction in purchase accounting adjustments related to the Network General acquisition which had the effect of increasing revenue.

Total revenue by geography is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
United States	$139,914	74%	$155,390	77%	$(15,476)	(10%)
International:
Europe	24,579	13	23,116	12	1,463	6%
Asia	8,491	5	10,792	5	(2,301)	(21%)
Other	15,484	8	12,220	6	3,264	27%

Subtotal International:	48,554	26	46,128	23	2,426	5%

Total Revenue	$188,468	100%	$201,518	100%	$(13,050)	(6%)

United States revenues declined 10%, or $15.5 million due to the impact of the global economic downturn on our customers’ capital spending offset by a reduction in purchase accounting adjustments related to the Network General acquisition. The effect of the purchase accounting adjustment was a $9.8 million increase to revenue during the nine months ended December 31, 2009 when compared to the nine months ended December 31, 2008. The 6%, or $1.5 million, increase in revenue in Europe was a result of increased revenue from the telecommunication and financial vertical markets. The current decline in Asia revenues are also the result of the economic slowdown. The 27%, or $3.3 million, increase in Other international revenue, which includes Africa, Australia, Canada, India and Mexico, was primarily due to market penetration in this region. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Nine Months Ended December 31, (Dollars in Thousands)
	2009		2008		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$25,472	14%	$33,158	16%	$(7,686)	(23%)
Service	14,974	8	15,551	8	(577)	(4%)

Total cost of revenue	$40,446	22%	$48,709	24%	$(8,263)	(17%)

Gross profit:
Product $	$74,324	39%	$84,212	42%	$(9,888)	(12%)
Product gross profit %	74%		72%
Service $	$73,698	39%	$68,597	34%	$5,101	7%
Service gross profit %	83%		82%
Total gross profit $	$148,022		$152,809		$(4,787)	(3%)
Total gross profit %	79%		76%

Product. The 23%, or $7.7 million, decrease in cost of product revenue was primarily due to the 15%, or $17.6 million decline in product revenue for the nine months ended December 31, 2009 when compared to December 31, 2008. The product gross profit percentage increased by two points from 72% to 74% for the nine months ended December 31, 2009. This increase was primarily due to favorable product mix and the realization of cost efficiencies within our manufacturing organization. Average headcount in cost of product revenue was 27 for both the nine months ended December 31, 2009 and 2008, respectively.

Service. The 4%, or $577 thousand, decrease in cost of service revenue was primarily due to a $182 thousand reduction in integration costs associated with the acquisition of Network General, a $301 thousand decrease in travel in our support and consulting groups and a $127 thousand decrease in the use of outside contractors by our consulting and training groups. The 7%, or $5.1 million, increase in service gross profit corresponds with the 5%, or $4.5 million, increase in service revenue largely as a result of lower purchase accounting adjustments from the reduction of acquired deferred revenue associated with the Network General acquisition, which had the effect of increasing service revenue $8.0 million for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008. Average headcount in cost of service revenue was 104 and 98 for the nine months ended December 31, 2009 and 2008, respectively.

Gross profit. Our gross profit decreased 3%, or $4.8 million. This decrease is attributable to our decrease in revenue of 7%, or $13.1 million, offset by the reduction in cost of revenue. The net effect of the combined decreases in revenue and cost of revenue was a three point increase in gross profit percentage from the nine months ended December 31, 2008 to the nine months ended December 31, 2009. This increase in gross profit percentage is primarily attributable to favorable product mix towards higher margin hardware platforms, a larger percentage of higher margin service revenue and a $9.8 million reduction in purchase accounting adjustments related to the Network General acquisition which has the effect of increasing revenue. Our gross profit is affected by the mix and volume of our product and service revenue. Product revenue for the nine months ended December 31, 2009 decreased $17.6 million, or 15%, to $99.8 million from $117.4 million for the nine months ended December 31, 2008. Service revenue for the nine months ended December 31, 2009 increased $4.5 million, or 5%, to $88.7 million from $84.1 million for the nine months ended December 31, 2008. We realize higher gross profit on service revenue than on product revenue.

Operating Expenses

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Research and development	$27,069	14%	$30,208	15%	$(3,139)	(10%)
Sales and marketing	69,806	37	75,017	37	(5,211)	(7%)
General and administrative	15,309	8	19,760	10	(4,451)	(23%)
Amortization of acquired intangible assets	1,471	1	1,471	1	—	—%

Total Operating Expenses	$113,655	60%	$126,456	63%	$(12,801)	(10%)

Research and development. Research and development expenses consist primarily of personnel expenses, including incentive compensation, fees for outside consultants, overhead and other expenses associated with the development of new products and the enhancement of existing products.

The 10%, or $3.1 million, decrease in research and development expenses is primarily due to a $2.3 million decrease in incentive compensation and other employee related expenses, $289 thousand in travel expenses, $408 thousand in capitalized software as well as a $246 thousand reduction in integration costs associated with the acquisition of Network General. Average headcount in research and development was 237 and 244 for the nine months ended December 31, 2009 and 2008, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 7%, or $5.2 million, decrease in total sales and marketing expenses was primarily due to $3.5 million in decreased sales commissions because of the lower sales revenue, a $703 thousand decrease in travel expenses, a $254 thousand decrease in allocated overhead costs such as higher internal IT spending, a $228 thousand decrease in recruiting expenses, a $276 thousand decrease in integration expenses as a result of the Network General acquisition as well as a $154 thousand decrease in rent. Average headcount in sales and marketing was 297 and 303 for the nine months ended December 31, 2009 and 2008, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 23%, or $4.5 million, decrease in general and administrative expenses was primarily due to a $2.2 million decrease in professional fees due to a reduction in legal fees as well as a reduction in accounting fees resulting from entity consolidation and other cost reduction initiatives, a $1.3 million decrease in employee related expenses, a decrease of $526 thousand of Network General integration and acquisition related expenses, a $424 thousand decrease in temporary help and a $384 thousand decrease in bad debt expense. Average headcount in general and administrative was 109 and 107 for the nine months ended December 31, 2009 and 2008, respectively.

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

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(2,296)	(1)%	$(4,448)	(2)%	$(2,152)	(48)%

The 48%, or $2.2 million, change in interest and other income (expense), net was primarily due to the $2.3 million decrease in interest expense due to a reduction in the interest rate and principal amounts outstanding associated with the debt entered into as a result of the acquisition of Network General. During the nine months ended December 31, 2009 and 2008, the average interest rate on the term loan was 3.71% and 6.46%, respectively. The change was also due to a $1.1 million decrease in foreign currency transaction expense due to the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar as well as translation adjustments on foreign currency denominated assets and liabilities partially offset by a $1.2 million decrease in interest income due to a decrease in market interest rates received on investments as well as a $61 thousand loss on the disposal of assets.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2009 for fiscal year 2010 is 34.9%, compared to an estimated annual effective tax rate of 34.0% as of December 31, 2008 for fiscal year 2009. The increase in our effective tax rate is primarily due to the scheduled expiration of the federal research and development credit and a decrease in tax exempt interest. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deductions.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Income tax expenses	$11,207	6%	$7,531	4%	$3,676	49%

Net income. Net income for the nine months ended December 31, 2009 and 2008 is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2009		2008
		% of Revenue		% of Revenue	$	%
Net income	$20,864	11%	$14,374	7%	$6,490	45%

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2009	March 31, 2009
Cash and cash equivalents	$66,524	$82,222
Short-term marketable securities	49,412	24,162
Long-term marketable securities	35,349	29,528

Cash, cash equivalents and marketable securities	$151,285	$135,912

At December 31, 2009, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of December 31, 2009, we were in compliance with such covenants. As of December 31, 2009, no amounts were outstanding under the revolving credit facility.

Our long-term marketable securities include investments in auction rate securities valued at $28.5 million at December 31, 2009. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. This mechanism was structured to allow existing investors to roll over their holdings and continue to own their respective securities or liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through the date of this report, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify our auction rate securities within long term marketable securities on the consolidated balance sheet. As of December 31, 2009 our auction rate securities consisted of six positions issued by municipal agencies with a total par value of $32.4 million and a current estimated market value totaling $28.5 million. The auction rate securities held by NetScout at December 31, 2009 have maturity dates ranging from December 2032 through December 2039. As of the date of this report Standard and Poor’s rates these investments from AAA to A. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with current guidance as further disclosed in Note 5 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Nine Months Ended December 31, (In Thousands)
	2009	2008
Net cash provided by operating activities	$27,149	$24,475
Net cash used in investing activities	$(36,510)	$(17,604)
Net cash used in financing activities	$(6,337)	$(648)

Net cash provided by operating activities

Net cash provided by operating activities amounted to $27.1 million and $24.5 million during the nine months ended December 31, 2009 and 2008, respectively. The primary sources of operating cash flow in the nine months ended December 31, 2009 included net income of $20.9 million, adjusted to exclude the effects of non-cash items of $17.4 million, including depreciation and amortization, share-based compensation expense, deferred income taxes, inventory write-downs and loss on disposal of fixed assets, a $5.7 million increase in deferred revenue resulting from increased billings, offset by a $17.8 million increase in accounts receivable resulting from increased revenue and billings, and a $5.8 million decrease in accrued compensation and other expense primarily resulting from the timing of payments for payroll, commissions, and the fiscal 2009 annual incentive compensation payout. The primary sources of operating cash flow in the nine months ended December 31, 2008 included net income of $14.4 million, adjusted to exclude the effects of non-cash items of $16.7 million, including depreciation and amortization, share-based compensation expense, deferred income taxes, inventory write-downs and loss on disposal of fixed assets, an $8.7 million decrease in prepaid expenses and other current assets mainly due to in-sourcing the Network General inventory, and a $3.8 million decrease in inventories, offset by a $13.9 million increase in accounts receivable resulting from increased revenue and billing and the timing of cash collections and shipments.

Net cash used in investing activities

Net cash used in investing activities was $36.5 million for the nine months ended December 31, 2009. This includes the purchase of marketable securities of $64.3 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $33.0 million, the purchase of fixed assets to support our infrastructure of $4.7 million and $408 thousand in capitalized software development costs. Net cash used in investing activities was $17.6 million for the nine months ended December 31, 2008. This includes the purchase of marketable securities of $27.3 million offset by the proceeds from the maturity of marketable securities due to cash management activities of $13.4 million and the purchase of fixed assets to support our infrastructure of $3.7 million.

Net cash used in financing activities

Net cash used in financing activities was $6.3 million for the nine months ended December 31, 2009. The primary outflow was due to the repayment of $10.6 million of our long-term debt with KeyBank which included a $3.1 million excess cash flow payment, offset by a tax benefit from stock options exercised of $2.1 million and proceeds from the exercise of stock options in the amount of $2.2 million.

Net cash used in financing activities was $648 thousand for the nine months ended December 31, 2008. Repayment of $3.8 million of our long-term debt with KeyBank was partially offset by proceeds from the exercise of stock options in the amount of $2.5 million and a tax benefit from stock options exercised of $561 thousand.

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

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies such as our acquisition of Network General. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

At December 31, 2009, we have foreign currency forward contracts with notional amounts totaling $9.6 million. The valuation of outstanding foreign currency forward contracts at December 31, 2009 resulted in a liability balance of $269 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. The counterparty to these forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we cannot be assured that the financial institution will not be further impacted by the negative economic environment.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance on software enabled products. Under this guidance, tangible products that contain software components that together with the hardware provide the functionality of the tangible product will be removed from the scope of the software revenue recognition guidance. These products will be accounted for under guidance for multiple deliverable arrangements that do not include software. Under this guidance we will allocate revenue for an arrangement proportionally across all elements using our best estimate of selling price, rather than under the residual method as described in our current revenue accounting policy footnote. This guidance is effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2012 for NetScout), and early adoption is permitted. We expect to adopt the new guidance early for new or materially modified arrangements entered into subsequent to the beginning of our fiscal year 2011. We continue to evaluate the extent to which this new guidance will impact the timing of our revenues, but have determined that upon adoption a portion of our products will no longer be accounted for as software, allowing for revenue recognition earlier for certain multiple element arrangements.

In August 2009, the FASB issued guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. This guidance was effective for NetScout beginning with the quarter ended December 31, 2009. The guidance did not have an impact on our financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of qualifying special-purpose entities. This amendment contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the amendment. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The amendment is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (fiscal year 2011 for NetScout), and for interim periods within that first period, with earlier adoption prohibited. The guidance is not expected to have an impact on our financial position or results of operations, since we do not have any variable interest entities and do not expect to have these entities at adoption.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This amendment will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 (fiscal year 2011 for NetScout), and in interim periods within those fiscal years with earlier adoption prohibited. The guidance is not expected to have an impact on our financial position or results of operations, since we do not have any special-purpose entities and do not expect to have these entities at adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at December 31, 2009 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

Additional information regarding auction rate securities held by NetScout at December 31, 2009 is detailed in Note 5 to the consolidated financial statements.

At December 31, 2009 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan with KeyBank. As of December 31, 2009, we owed $81.9 million on this loan with a weighted average interest rate of 2.688% effective December 31, 2009 until the next reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2009. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $245 thousand.

Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Canadian Dollar and Indian Rupee. The current exposures arise primarily from expenses denominated in foreign currencies. NetScout currently engages in foreign currency hedging activities in order to limit these exposures.

As of December 31, 2009, we had foreign currency forward contracts with notional amounts totaling $9.6 million. The valuation of outstanding foreign currency forward contracts at December 31, 2009 resulted in a liability balance of $269 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date.

We do not use derivative financial instruments for speculative trading purposes. The counterparty to these forward contracts is a multinational commercial bank. We believe the risk of counterparty nonperformance is not material. However, we cannot be assured that the financial institution will not be further impacted by the negative economic environment.

Item 4.	Controls and Procedures

As of December 31, 2009, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc., or Fidelia, filed an amended complaint for fraud in the Superior Court of California, San Francisco County, against Network General and certain officers and directors of Network General relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. We acquired Network General in November 2007. The complaint, as amended, alleges, among other things, that the defendants made material misrepresentations or omissions to the plaintiff shareholders regarding the value of the shares of Network General’s common stock that had been issued to them in connection with the Fidelia acquisition. The plaintiffs are seeking damages, alleged to be in the range of $6.2 million to $9.2 million. The plaintiffs had previously filed a substantially similar complaint in the Superior Court of New Jersey that was dismissed on May 30, 2008 and then in the Superior Court of California, San Francisco County that was dismissed on October 23, 2008. On January 5, 2009, the defendants moved to dismiss the current complaint in its entirety on several grounds. The plaintiffs opposed that motion, and, following a hearing on February 18, 2009 the Court dismissed the amended complaint against certain of the former officers and directors of Network General. On March 13, 2009, Network General and its former president, the only remaining defendants, answered the amended complaint and denied plaintiffs’ allegations. Discovery in this case is ongoing. We filed a motion for summary judgment in this matter on January 22, 2010. Trial of this matter is set for April 5, 2010. We believe the plaintiffs’ claims have no merit and are defending the lawsuit vigorously.

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

During the third quarter of fiscal year 2010, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 12 to the condensed consolidated financial statements attached hereto.

Item 6.	Exhibits

(a)	Exhibits

10.1	First Amendment Agreement, dated as of December 4, 2009, to the Credit and Security Agreement, dated as of December 21, 2007, by and among NetScout, Keybank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 5, 2010	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: February 5, 2010	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: February 5, 2010	/s/ Jeffrey R. Wakely
Jeffrey R. Wakely
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment Agreement, dated as of December 4, 2009, to the Credit and Security Agreement, dated as of December 21, 2007, by and among NetScout, Keybank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).