Form 10-K
period 2010-03-31
NETSCOUT SYSTEMS INC
filed 2010-05-28
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2009 (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $490,264,715. As of May 26, 2010, there were 41,827,700 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Proxy Statement for the fiscal year 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

PART I

Item  1. Business

Corporate Background

NetScout Systems, Inc., or we, NetScout or the Company, designs, develops, manufactures, markets, sells and supports market leading unified service delivery management, service assurance and application and network performance management solutions focused on assuring service delivery for the world’s largest, most demanding and complex internet protocol, or IP, based service delivery environments. We manufacture and market these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

We conduct our business globally and our sales force is managed in four main geographic teams: United States, Europe (including the United Kingdom, Germany, France, Spain, Italy and Norway), Asia (including China, Hong Kong, Japan, Korea, Malaysia, Singapore and Taiwan) and Rest of World (including South Africa, Australia, Canada, India, Brazil and Mexico).

In November 2007, we acquired Network General Central Corporation, or Network General, to expand our product line and customer base. Network General was the developer of the “Sniffer” branded products which for many years have been a leading brand with substantial market and mind share in the network management market. Prior to the acquisition, Network General introduced the InfiniStream product line, based on the Sniffer® technology. The acquisition more than doubled our pre-acquisition revenue rate and doubled the employee population, securing our position as a leader in the application and network performance service assurance market.

We are a Delaware corporation founded in 1984 and our principal executive offices are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978)614-4000. NetScout’s internet address is http://www.netscout.com. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K. NetScout makes available, free of charge, on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

General

With a sustained history of 25 years of technology innovation NetScout continues to lead the market and has changed how organizations assure service delivery across modern IP networks. NetScout has continually aligned its product portfolio to meet the needs of organizations to provide solutions that enable the efficient and effective management of dynamic network and application environments. Our product portfolio has been architected to help organizations improve service availability and reliability with highly scalable and flexible real-time service delivery management capabilities that support a wide-range of enterprise information technology, or IT, operational teams including network managers, datacenter operations, application management, network operations centers, network engineering and IT operations. In addition, our solutions are deployed by telecommunication service providers where they support a broad range of users including the network operations, network engineering, service operations, application groups, customer care, marketing, chief technology officer and advance engineering groups.

NetScout solutions, leveraging advanced packet flow technologies, enable organizations to gain greater visibility to effectively monitor, analyze and assure the end-to-end performance of applications and services. NetScout’s value proposition to our customers is to leverage our technology to deliver better business value, enhance the user experience, increase the return on investment from existing technology purchases and simplify the management of IP service delivery. Within our unified service delivery management framework, organizations gain unprecedented visibility to better understand their service delivery environment. This significantly enhances operational agility and enables the organization to:

•	Assure business service continuity;

•	Improve user experience;

•	Optimize service delivery performance;

•	Increase efficiency and utilization of existing infrastructure;

•	Simplify managing service delivery;

•	Reduce operations and support complexity and costs; and

•	Lower the overall total cost of IT operations

NetScout is in a unique position addressing both the enterprise and service provider markets. Leveraging our common packet-flow technology foundation, we have developed substantial expertise in assuring IP service delivery that has enabled us to build a highly scalable and extensible solution offering that not only addresses the unique needs of both the enterprise and the service provider markets, but also allows us to cross-leverage this knowledge and technology development to benefit and complement of each of these market segments.

Within the enterprise environment, the value of NetScout Sniffer® and nGenius® technology enables IT organizations to protect and improve service quality while evolving their service management model from a reactive approach that responds to user complaints to a more proactive model that is able to address service delivery performance issues before they become serious. Organizations can quickly assure service delivery consistently from the datacenter to the user and over the wide area network, or WAN, to the branch office freeing up scarce IT resources to spend time on more strategic initiatives. Some of the more common enterprise IT initiatives our solutions support include:

•

Data Center Upgrades & Virtualization – Manage service delivery across virtual and physical environments for a comprehensive, unified view of application and network performance. Proactive monitoring and analysis of physical and virtual services in the data center enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments.

•

Unified Communications – Deliver unified visibility to view voice, data and video services side-by-side in order to understand the interrelationships of all services that traverse the network infrastructure.

•

Branch Office & WAN – Bring extended visibility into the performance of applications and networks at and between locations, including cloud-based services, with a unified view of end-to-end service delivery enabling collaborative problem-solving and uniform planning.

•

Enterprise Mobility – Provide service assurance across the infrastructure and applications supporting wireless service delivery, and rapid-response network troubleshooting, integrated with Cisco® wireless networks.

•

Process Improvement & ITIL Initiatives – Deliver real-time and historical information which provides the necessary insight to restore service, manage capacity, and understand the users’ quality of experience – as well as streamline workflow in support of Information Technology Infrastructure Library, or ITIL, process improvements.

•

Service Assurance & Troubleshooting – Provide real-time enterprise-wide views, backed up by high-definition, actionable information on all network traffic, including individual applications, segments and end-users, for rapid isolation of network issues, quick service restoration, and a minimization of business impact.

As service providers transform their operations to leverage the power of the modern IP network, they are confronted with new challenges in assuring services over an increasingly dynamic operating environment. New multimedia applications, migration from time division multiplexing technology, or TDM, or asynchronous transfer mode technology, or ATM, transport to IP, introduction of Voice over IP, or VoIP, and the transition to IP multimedia sub-systems, or IMS, require a new and innovative approach to assuring the delivery of next-generation broadband IP services.

Today’s service providers are focused on creating a compelling set of services, with a high quality user experience, while also keeping an eye on reducing operational complexity and costs. This coupled with the complexity of IP transformation activities and emerging new technologies like long-term evolution, or LTE, internet protocol television, or IPTV, and cloud services drives the need for more of an automated and unified approach to managing service delivery and the subscriber experience. Service providers must reduce the cost of service delivery, address increasing complexity, scale globally and adapt to emerging technologies such as cloud services, virtualization and unified communication services while assuring their users’ experiences to retain their revenue base.

•

For Mobile Operators – The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new dynamic services to meet the growing subscriber demand for data, voice and video centric services and to consolidate and dramatically simplify network operations. However, to capitalize fully on the value of IP and the significant market opportunities, mobile operators need detailed IP packet-level insight and core-to-access visibility into the service, subscriber and network domains.

•

For Fixed-line Operators – The growing demand for high-bandwidth triple-play services, broadband connectivity, IPTV, on-demand video traffic and carrier Ethernet services presents carriers with significant revenue opportunities. IP has become the de-facto convergence mechanism for access, distribution and core networks, enabling new service offerings, simplifying network operations while reducing total cost of operations. To realize these benefits, operators need comprehensive insight into IP services, service usage, service availability, application awareness, user profiles, traffic load, network availability and network performance.

Industry Background

Large enterprises, public sector agencies, and telecommunication service providers are critically dependent upon their data networks and on the Internet to generate and deliver information and business services to their customers, suppliers, investors, employees, and citizens. Simultaneously, these data networks are taking on new roles: including the role of the voice network and serving as the platform for the next generation of massively distributed, virtualized, service-oriented application architectures. Furthermore, rapidly advancing server technology and exploding multimedia applications continue to drive growth in traffic levels and have spawned a new wave of infrastructure upgrades. In parallel, the service provider market continues to undergo fundamental changes with the accelerating transition to IP based services, requiring new network infrastructures and presenting new and daunting challenges for assessing and assuring service quality. The combination of these fundamental trends produces unprecedented complexity coupled with unparalleled business impact requiring capable management technology.

We market and distribute our products globally through our own direct sales force and through strategic channel partners that include distributors, value added resellers and systems integrators. We have a dual market strategy that includes both the enterprise and service provider markets. For our enterprise markets, we focus on the Global 5000, which includes industry segments such as financial, healthcare, manufacturing, retail, technology, utilities, education and the public sector, which includes many large agencies of federal, state and local governments. In the service provider segment, we sell focused solutions to mobile operators, wireline operators and cable operators globally. We had no single customer or channel partner representing more than 10% of revenues in fiscal years 2010, 2009 or 2008.

Enterprise Markets

In today’s dynamic business environment, the IP network has emerged as a critical success factor for many organizations. The IT organization is under increasing pressure to orchestrate the seamless and reliable delivery of services to meet increasing user expectations. IT must provide more services and greater business value with fewer resources and lower operating budgets than ever before. The IT mission is focused on reducing the cost of IT while increasing IT performance, improving operational efficiencies and delivering the highest quality and availability of IT services possible. The lack of unified and consistent visibility into network and application performance with dynamic correlation to services, the business and user experience is no longer acceptable. This, coupled with the ever changing technology landscape and the continued increasing complexity of IT infrastructure, drives the need for a more automated and unified approach to managing service delivery. IT management must reduce the cost of service delivery, address increasing complexity, scale globally and adapt to emerging technologies such as cloud services, virtualization and unified communication services.

The result is increasingly large, geographically dispersed, and complex networks and infrastructures that are challenging to manage and make service performance levels difficult to assure. Application and network malfunctions, resource contention, and infrastructure and application mis-configurations can all cause service disruptions, lost revenue and customer dissatisfaction. Consequently, network operators are recognizing the critical importance of addressing customer service performance problems quickly and proactively. The NetScout suite of products is designed for this rapidly growing market of organizations running complex, widely-distributed networks that are built for always-on service delivery environments.

Telecommunication Service Provider Markets

Our unique opportunity in the service provider market stems from the industry’s transformation to IP-based networks. This move to IP has touched every single segment of the wireless service provider environment. IP enables service providers to optimize their operating environment, converge and consolidate multiple networks and gain a high degree of flexibility in service offerings due to the dynamic nature of modern IP technology. Most carriers are moving from traditional (or legacy) circuit switched environments, where each user connection or service is using a dedicated circuit with dedicated bandwidth, to packet switched, IP-based environments. The value of IP is that service providers gain a high degree of efficiency and provisioning flexibility for services over common connections with security and service quality capabilities coming from the underlying network equipment technology rather than through dedicated connections. As a result, service providers now require a much higher level of understanding of the traffic flows into a true multi-service delivery environment. Additionally, carriers are faced with creating new ways of operating their networks.

Although the intrinsic need for better network, application, and service management solutions is growing, successful vendors must demonstrate not only technical superiority and scalability, but also a sound understanding of the implications of the current and future transformational changes in the industry, as well as the ability to deliver new solutions to match evolving customer needs. These vendors must also prove their staying power and stability, and demonstrate the ability to partner successfully with industry leaders.

Products & Technology Overview

NetScout has developed three distinct product families that range from portable field service tools, to dedicated hot-spot deep packet analysis and forensics, to end-to-end always-on service assurance with intelligent early warning capabilities. This comprehensive range of dynamic tools leverages the power of packet-flow knowledge to support both strategic and tactical approaches to managing the performance of applications and networks. NetScout products enable enterprise and service provider organizations to meet the challenges and demands associated with managing performance and service levels associated with modern-day service delivery.

•	nGenius Service Assurance Solution delivers comprehensive visibility into end-to-end performance of the network, applications, services and users. Leveraging a family of unified software modules and rich packet-flow based metadata, the nGenius solution delivers unprecedented visibility into the end-to-end service delivery environment. Leveraging a robust range of intelligent data sources, the nGenius solution provides unified visibility from virtually any place in the network – extending from the datacenter infrastructure and virtualized servers to the network core, edge and branch office to deliver highly accurate and flexible visibility into the user’s experience for application and network performance. This highly scalable network-wide solution provides IT organizations the tools and streamlined workflows needed to significantly improve the quality of services delivered, and dramatically reduce the time required to identify and resolve performance problems by enabling a more predictive and preventative approach to managing service delivery.

•

Sniffer Analysis Software Suite provides a direct connection to nGenius InfiniStream® appliances for highly optimized forensic analysis and packet data mining to exploit fully the valuable information contained within network packets. The Sniffer Analysis software suite can be deployed on a stand-alone basis or in concert with the comprehensive nGenius Service Assurance Solution. When deployed in a stand-alone mode, Sniffer Analysis provides segment-by-segment deep packet analysis and troubleshooting capabilities by leveraging any number of nGenius InfiniStream appliances deployed across the network. The Sniffer Analysis software suite provides a powerful view deep into IP network packets revealing granular information about network and application interactions and response time and latency metrics.

•

Sniffer Portable Analyzer Product Family provides portable network and application analysis capabilities for plug-and-play, on-demand field deployments. Built on widely deployed Sniffer technology, the software is deployed on individual laptops for portable analysis and troubleshooting to enable rapid isolation of issues for wired and wireless networks.

nGenius Service Assurance Solution

The nGenius Service Assurance Solution is a tightly integrated unified service delivery management platform that provides comprehensive, real-time network, application and service performance intelligence to enable organizations to assure optimized network and application performance and quality of user experience. The nGenius Service Assurance Solution provides always-on network and application visibility with a common and consistent view of service-oriented analysis and reporting functions that enables increased productivity and collaboration across the IT organization with team-oriented workflows. Solution capabilities include:

•

Unified aggregate service views with intelligent automated anomaly detection to understand service-level performance and predict network, application, and service performance degradations to minimize or avoid service impacting degradations.

•	Network, application and service performance management with unified real-time and historical views, for critical visibility into today’s most complex service delivery environments.

•	Packet-level forensic analysis enabling deep-packet visibility and granular back-in time historical analysis to resolve the most difficult application and service delivery problems.

•

Planning and optimization capabilities showing how resources are being consumed and revealing capacity shortfalls to keep service delivery environments running at peak efficiency and performance levels and to best leverage existing IT technology investments.

•

Service and Policy validation delivers key metrics and insight into the service delivery environment to validate the impact of the implementation of new network optimization, policies for applications and services.

The nGenius Service Assurance Solution brings a unified approach to managing service delivery that enables organizations to dramatically improve the overall quality of service for applications and service delivered across the entire organization with greater service reliability and availability with improved network performance and responsiveness. We believe that a unified framework for service delivery management helps organizations lower the total cost of IT operations by enabling them to consolidate operations into a single unified tool set that can then be leveraged across the entire organization. This improves IT staff productivity, collaboration and enables better cross-functional leverage of management tool investments. Consequently, the IT organization gains better insight into the real-time operation of the service delivery environment and is able to reduce the overall total cost of ownership and maximize the return on network and application investments.

The nGenius Service Assurance Solution is a unified platform that leverages a number of specialized modules and intelligent data sources and consists of:

•

nGenius Performance Manager – Analyzes and correlates the meta-data delivered by a comprehensive range of intelligent data sources (hardware appliances and software-based agents) for integrated network, application and service performance monitoring, response time analysis, troubleshooting, capacity planning and trending and long-term reporting enabling end-to-end assurance and visibility of service delivery.

•

nGenius K2 Service Delivery Manager – Used in conjunction with nGenius Performance Manager, nGenius K2 delivers service-oriented views and virtual topology maps to provide a high-level view of the health of applications and services, as well as automatically detect anomalous changes in network, application and service behavior.

•

nGenius Subscriber Intelligence – designed for mobile operators, nGenuis Subscriber Intelligence provides datacenter-to-core-to-access visibility for managing mobile data sessions in general packet radio service, or GPRS, and in universal mobile telecommunications systems, or UMTS networks. nGenius Subscriber Intelligence leverages NetScout extended data record, or xDR, technology built into the InfiniStream appliances to provide unmatched, real-time correlation – with network, service and subscriber context – of related user plane and control plane sessions across both the core and access portions of the network.

•	Sniffer Analysis – Enables unrestricted packet mining, forensic analysis and decodes from the nGenius InfiniStream appliance storage to speed troubleshooting.

•

Sniffer MultiSegment Analysis – Combines and correlates trace files from multiple nGenius InfiniStream appliances to enable multi-segment and multi-tier analysis, comparative session reporting and logical application/service mapping.

•

nGenius Intelligent Data Sources – nGenius Intelligent data sources range from intelligent Deep Packet Capture appliances; to hardware probes; to software-based agents for virtual environments and deployment within network equipment; to NetFlow and sFlow data collection devices. Our intelligent data sources utilize a common framework that enables the disparate metrics collected to be displayed in comprehensive and unified views, with seamless workflows across the fully integrated and unified nGenius Service Assurance Solution.

•

nGenius Performance Manager for Flows and nGenius Analytics for Flows – Performance Manager and Analytics for Flows use Cisco NetFlow, sFlow, IP service level agreement, or IP SLA, data for analysis and reporting of performance problems, analysis and reporting for application utilization and conversation-level statistics and management information base, or MIB II, data collected by nGenius Collectors.

Our unique and scalable approach to understanding the service delivery environment and the interdependencies of the network, application and users has allowed us to break new ground in the industry, offering superior visibility into service and application traffic.

Integration with third-party solutions

To have the greatest operational impact on assuring performance of applications and service delivery, NetScout has integrated its technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to seamlessly “link” into the nGenius solution in order to perform detailed problem analysis and troubleshooting. By providing seamless integration into element management platforms, NetScout fills a significant gap in our customers’ increasingly integrated operations: visibility into the interaction of applications, services and infrastructure resources from a network vantage point. NetScout collaborates with technology partners to provide integrated solutions and extend the value of the nGenius Service Assurance Solution for application and network performance management across the organization. Using packet-flow data, key performance indicators, or KPIs, and other sources of performance information derived from the nGenius Service Assurance Solution, integrated solutions enhance an organization’s ability to optimize, simplify and protect the service delivery environment and consequently, the business.

•

Cisco Systems – NetScout is a member of the Cisco Developer Network Program for Mobility, Unified Communications and Advanced Routing. NetScout has integrated its Sniffer Global product with the Cisco® 3300 Series Mobility Services Engine, or MSE, to provide contextual location information to simplify and improve management of wireless networks. We received certification of our compatibility and interoperability with Cisco’s unified communications platform. We also have integrated our probe technology into the Cisco Integrated Services Router platform enabling our joint customers to more cost-effectively leverage the end-to-end capabilities of our service assurance solution from the datacenter to the branch office.

•

Hewlett-Packard Company – NetScout is a Platinum Business Partner in HP’s Enterprise Management Alliance Program, and provides integration between the nGenius Service Assurance Solution with HP Business Technology Optimization, or BTO, Software solutions including HP OpenView Network Node Manager, or HP NNMi, HP Business Availability Center and HP Operations Manager. Together the integrated solutions provide our joint customers a true single-pane-of-glass approach to troubleshooting to speed problem identification and resolution and assure users experience.

•

IBM – NetScout is an IBM® PartnerWorld member, and has been awarded “Ready for IBM Tivoli Software” validation status to nGenius Performance Manager and nGenius K2 for its integration with IBM Tivoli® NetView®, IBM Tivoli Enterprise Console® , or TEC, and IBM Tivoli Netcool®/OMNIbus. The integration between NetScout and IBM platforms provides our joint customers with expanded reach of their Event Management Systems, or EMS, by combining integrated fault management and service delivery assurance into a single integrated console view with a seamless troubleshooting workflow.

•

EMC® Ionix™ Control Center (formerly SMARTS®) – NetScout is an EMC Velocity2 partner and provides integration between the nGenius Service Assurance Solution and the EMC Ionix Service Assurance Manager, EMC Ionix IP Availability Manager and EMC Ionix Discovery Manager. Integration between the nGenius solution and EMC Ionix solution provides our joint customers with complementary visibility into the packet-flow data within the service delivery environment and a bi-directional workflow between the nGenius Solution and EMC Ionix platform.

•

Riverbed – The combined NetScout-Riverbed solution provides a market-leading product set for application acceleration and network and application performance analysis. The partnership helps enterprises optimize performance by allowing them to accelerate their applications over WANs without any loss of visibility into application performance.

Product Enhancements and New Products

NetScout continuously enhances its solutions to meet the increasing demands and ever changing technology landscape of IP networks and service and applications. Typically these types of changes result in marginal increases in the functionality of the products, which do not meet the criteria for capitalization. In recent years we delivered major product upgrades across our product lines, more tightly integrating deep packet forensics into our top-down performance troubleshooting workflows, improving the flexibility of our industry-leading advanced early warning capabilities, and adding support for new sources of performance metrics. During fiscal year 2010, we released several new products and enhancements that will help our customers meet the challenges of managing service delivery and application and network performance issues across large, globally distributed enterprise, service provider, and government networks. Key introductions include:

•	Cisco MSE Integration – the integration of our Sniffer Global product with the Cisco Mobility Solution with the Cisco® 3300 Series Mobility Services Engine, or MSE.

•

nGenius InfiniStream 2900 series appliance – provides a smaller form factor and lower capacity deep packet capture appliance that dramatically lowers the cost and enables deployment further out in the network.

•

nGenius Virtual Agent – enables deployment of our monitoring technologies into virtualized server environments enabling organizations to regain lost visibility resulting from server virtualization projects. Our first integration is with the VMWare platform.

•

nGenius Integrated Agent – enables the deployment of our monitoring technologies into network equipment and computer platforms extending visibility to the network edge and branch offices. Our first integration is with the Cisco Integrated Services Router platforms.

•

nGenius Subscriber Intelligence – specifically addresses the needs of mobile operators to manage user experience in IP-based environments enabling contextual visibility from service creation to users consumption.

Strategy

Enhancing shareholder value through sustained growth and increased profitability based on our continued market leadership is our primary objective. We continue to see a strong level of interest by the market for our products and technology as both enterprise and service provider customers struggle to keep up with the increasing complexity and volume of service traffic over IP networks. Both of these segments are looking for unified approaches that can scale to manage and assure the delivery of critical services over a highly distributed IP networks. We intend to capitalize on this growing market demand and momentum by driving a number of top-level industry issues and increasing our relevance, technology leadership and overall mindshare. We intend to pursue growth by increasing our ongoing business with our established customers, expanding our worldwide coverage and presence to add new customers, growing and establishing new relationships with technology alliance partners and extracting greater leverage of strategic resellers and go to market partners. Key elements of our strategy include:

•

Drive technology innovation to extend our market leadership – We are increasing our investment in research and development to expand and enhance our unified service delivery management capabilities that capitalize on our extensive experience with global enterprise and service provider organizations with very large, high-capacity IP-based networks. We intend to take advantage of our unique position in both the enterprise and service provider markets to cross-leverage our technology development for both markets to enable greater capabilities for our current and new customers. We will enhance and extend our product line to meet the increasing challenges of managing a diverse range of services over an increasingly global network environment.

•

Continued portfolio enhancements – We plan to continue to enhance our products and solutions to address the management challenges associated with virtualization, cloud computing, service-oriented architectures, VoIP, video, and telepresence technologies. In addition, we will continue to drive our solutions to help IT organizations address the challenges of borderless networks, datacenter consolidation, branch office consolidation and optimization, increasing mobility and the move to a more process-oriented operating environment.

•

Enabling pervasive visibility – We intend to continue to expand our intelligent data source family to enable our customers to achieve more visibility in more places across their end-to-end network environment. We are expanding our nGenius InfiniStream appliance family to enable greater levels of storage and processing capacity and to expand our software-based nGenius Virtual Agent and nGenius Integrated Agent technology to enable wider deployment of our technology within virtual computing environments, network devices and computing platforms. We intend to greatly enhance our ability to scale and to generate real-time metadata to meet the need for addressing a rapidly growing level of data traffic and an increasingly complex application environment. This includes extending and strengthening our market and technology lead by developing new and innovative ways to address the increasing volume of data traffic and enable support for 40 Gigabit and 100 Gigabit technologies. We will also support the impending large increase of IPv6 deployments globally.

•

Expand our customer base in both enterprise and service provider markets – As of March 31, 2010, NetScout’s customer set included 94 of the Fortune 100 companies and approximately forty percent of the Fortune Global 2000. We are deployed in more than 120 service provider networks across 39 countries. It is our intention to substantially grow our presence in both the enterprise and service provider markets. In the enterprise market, we are growing the installed base footprint to include a broader number of top-tier enterprise customers as well as extending to reach the mid-market enterprise customers. We intend to increase the use of our products across the IT organization to include new operational groups as we continue to extend the capabilities and value of our products and solutions. In the Service Provider market, we are expanding our presence through new service provider customer acquisitions as well as expanding our footprint further out into the Radio Access Network, or RAN, deeper into the provider core and into new datacenter expansions as cloud-based service offerings become increasingly strategic to service providers. In addition, we intend to stretch the use of our products across the service provider operational organizations to enable greater leverage from a common view into network, services and subscriber data.

•

Increase market relevance and awareness – To generate increased demand for our products we will continue to aggressively promote and position our technology, products and solutions to both the enterprise and service provider market and drive our vision and strategy of unified service delivery management. In addition, we will continue to drive industry initiatives around managing service delivery.

•

Scale and grow our direct sales force – We are expanding our direct sales force in fiscal year 2011. In fiscal year 2010 we began the segmentation of our sales force to specifically and effectively target the enterprise and service provider markets. Each of these segments has different technology issues, challenges and sales cycles. Consequently, NetScout has begun the process of creating highly optimized and aligned organizations to better meet the needs of these two diverse market segments.

•

Extend our technology partner alliance ecosystem – We plan to continue to enhance our technology value, product capabilities and customer relevance through the continued integration of our products into technology partner products. This includes both interoperability integration efforts, as well as embedding our technology into alliance partner products to gain a more pervasive footprint across both enterprise and service provider networks. In addition, we will continue to develop further our integration into both enterprise and service provider management platforms with an increased emphasis on network equipment manufacturers and enterprise management and service provider Operation Support System, or OSS, integration.

•

Enhance and extend our services and support operations – We plan to extend and continue to enhance our services and support capabilities to support our growing customer base in both the enterprise and service provider markets. We continue to enhance our training with personalized and blended education programs to help our customers deploy and use our products more effectively. We have strengthened our classroom training and recently added web-based on-demand training programs. We also continue to evolve and enhance our extensive certification programs designed to recognize network professionals who have demonstrated an in-depth understanding of nGenius and Sniffer products and technologies.

Sales and Marketing

We sell our products, support and services through a direct sales force and an indirect reseller and distribution channel. Our sales force uses a “high-touch” sales model that consists of face-to-face meetings with customers to understand and identify their unique business challenges and requirements. Our sales teams then translate those requirements into tailored business solutions that allow the customer to maximize the performance of its infrastructure and service delivery environment. Due to the complexity of the systems and the capital expenditure involved, our sales cycle typically takes between three to 12 months. We build strategic relationships with our customers by continually enhancing our solution, based on their expressed needs, to help them address their evolving service delivery management challenges. In addition to providing a comprehensive solution to meet these needs, we continually provide software enhancements to our customers as part of their maintenance contracts with us. These enhancements are designed to provide additional and ongoing value to our existing customers to promote loyalty and the expansion of their deployment of our products. Existing customer growth is also driven by the expansion and changes in their networks as they add new infrastructure elements, new users, new locations, new applications and experience new and increasing service traffic volumes.

Our sales force is organized into four main geographic teams covering sales around the globe. Revenue from sales outside the United States represented 27%, 25% and 27% of our total revenue in the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. We expect revenue from sales to customers outside the United States to continue to account for a growing, significant portion of our total revenue in the future. For more information on the geographic distribution of our revenue, see Note 17 to the attached consolidated financial statements.

As of March 31, 2010, our international field sales organization consisted of employees located in the United Kingdom, Germany, France, Spain, Italy, Norway, China, Hong Kong, Japan, Korea, Malaysia, Singapore, Taiwan, Mexico, Canada, Brazil, South Africa, Australia and India.

Our marketing organization drives our market strategy, product positioning and messaging and produces and manages a variety of programs such as advertising, trade shows, industry events, public and analyst relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout, nGenius and Sniffer brand names in the marketplace. Key elements of our marketing strategy focus on thought leadership, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners.

Seasonality

We have experienced, and expect to continue to experience, quarterly variations in our order bookings as a result of a number of factors, including the length of the sales cycle, complexity of customer environments, new product introductions and their market acceptance and seasonal factors impacted by customer projects and typical IT buying cycles. Due to these factors, we historically have experienced stronger bookings during our fiscal third and fourth quarters. Net revenue can also be affected by unforeseen delays in product shipments due to issues such as on hand inventory constraints, unexpected delays in customer IT modernization projects and other delays in investments in IT management technologies and products.

Support Services

Customer satisfaction is a key driver of NetScout’s success. NetScout’s MasterCare™ support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 toll-free telephone support to our premium MasterCare customers. Some of the support services, such as on-site support activities, are provided by qualified third party support partners. In addition many of our certified resellers provide first-level support to NetScout end-users. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for end-users to have the reseller provide initial support functions. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, MasterCare support commences upon expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards.

Research and Development

Our continued success depends significantly on our ability to anticipate and create solutions that will meet emerging customer requirements. We have invested significant financial resources and personnel into the development of our products and technology. Our continued investment in research and development is crucial to our business and our continued success in the market. We have assembled a team of highly skilled engineers with expertise in various technologies associated with our business and the technologies being deployed by our customers. These include, networks, protocols, applications, application delivery, WAN technologies, storage and systems management. As we have expanded our market to also include the wireless service provider segment, we have added a significant number of resources with expertise in service provider networks and technologies including GSM, UMTS, CDMA2000 and LTE technologies. We plan to continue to expand our product offerings and capabilities in the near future, and therefore, plan to continue to invest and dedicate significant resources to our research and development activities. In addition, as we continue to expand our position in the service provider market, we will need to continue to expand our offerings and purpose-built capabilities for these customers. We will continue to make substantial investments in growing our service provider technology expertise to maintain and grow our market and technology lead for this rapidly growing market segment opportunity.

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

We manufacture our products based upon near-term demand resulting from detailed sales forecasts. Due to the fact that these forecasts have a high degree of variability because of such factors as time of year, overall economic conditions and employee incentives, we maintain inventory levels in advance of receipt of firm orders to try and ensure that we have sufficient stock to satisfy all incoming orders.

Customers

We sell our products to enterprise, public sector and service providers and other organizations with large- and medium-sized high-speed computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, manufacturing, healthcare, utilities, education and retail. In the telecommunications service provider segment we address mobile operators, wireline operators and cable operators. A significant number of our service provider customers are mobile operators.

Backlog

We configure our products to customer specifications and generally deliver the final products to the customer within a relatively short time after receipt of the purchase order. These orders also often include service engagements and technical support coverage. Customers may reschedule or cancel orders prior to shipment with little or no penalty.

We concluded our fiscal year 2010 with an immaterial amount of combined product backlog, consisting of unshipped orders, and deferred product revenue. Our combined product backlog at March 31, 2009 was $10.0 million.

Channels

In recent years we implemented reseller specific programs to improve our reach to customers and presence in new markets through channel partners. We sell through a broad range of channel partners including value added resellers, or VARs, value added distributors, or VADs, resellers, and system integrators, or SIs, for both the enterprise and service provider markets. These channel partners help us market and sell our products to a broad array of organizations globally and allow us to better allocate and leverage our field sales force resources. In addition, and in conjunction with, our increasing relationship with Cisco Systems, we have been developing channel programs that enable us to cross-leverage our common channel partners to enable us to leverage the extended reach and value of the global Cisco reseller channel.

Historically and currently, we have used indirect distribution channels principally as intermediaries on contractual terms for customers with whom we have no contract. Our sales force meets with end user customers to present NetScout products and solutions, conduct demonstrations, provide evaluation equipment, recommend detailed product solutions, develop product deployment designs and timelines, and assist in establishing financial and other justification for the proposed solution. During this selling process a channel partner, who has contracts with both the end customer and NetScout, may be brought in to facilitate the transaction and to provide fulfillment services. In the case of international channel partners, those services usually also include currency translation and first line maintenance support. In the U.S., fulfillment services are usually limited to invoicing and cash collection. Under this approach, we have limited dependence upon channel partners for the major elements of the selling process. In many cases, there are multiple channel partners with the required contractual relationships, so dependence on any single channel partner is minimized.

Total revenue from indirect channels represented 61%, 59% and 65% of our total revenue for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Competition

The service assurance and performance management market is highly competitive and is a somewhat fragmented market that has overlapping technologies and competitors and is continually evolving. Consequently, there are a number of companies that deliver some pieces of what our solutions offer and also include larger IT management companies that are competing for the same IT budget for managing performance and service delivery.

We believe we compete primarily on the basis of offering a complete and comprehensive service delivery management solution that broadly enables IT organizations to addresses the challenges of managing and assuring the delivery of critical IT services and applications to predict, identify and resolve the root causes of poor performance of large-scale, distributed computing environments. We believe other principal competitive factors in our market include scalability, ability to address a large number of applications, locations and users, product performance, the ability to easily deploy into existing network environments and the ability to administer and manage the products. We believe that our solutions provide superior data and perform better than competitive products as measured by a broad range of metrics including the ability to recognize and track a large number of applications, scalability to support increasing levels of data and network traffic and the ability to look at both data and control plane traffic across an entire end-to-end network. Our ability to sustain such a competitive advantage depends on our ability to deliver continued technology innovation and adapt to meet the evolving needs of our customers.

We believe we are currently the only vendor providing a comprehensive and unified end-to-end service delivery management solution that is capable of addressing the needs of both enterprise and service provider customers and can scale to meet the enormous challenges of today’s dynamic service delivery environments. However, there have been some acquisitions by large IT management vendors to strengthen their portfolio in the service assurance market and they will continue to invest in this area. We believe that we compete favorably in the service delivery management and service assurance markets and are the only vendor with a comprehensive service assurance and service delivery management solution that scales to meet the needs of today’s dynamic IP-based network operating environments. We have a strong and dynamic purpose-built architecture, compared to many vendors’ attempts to combine separate and un-integrated technology elements, we believe we have a significant advantage in scalability, comprehensiveness of data gathered, performance, ease-of-use, unified workflows and the ability to scale our solution to address large global deployments that encompass a large number of applications, services, locations and users.

In the enterprise market, our larger competitors include Computer Associates and OPNET Technologies, Inc. along with a number of smaller private companies and new market entrants. In addition, we both compete with and partner with the large enterprise management vendors, such as International Business Machines, or IBM, Hewlett Packard, or HP, and EMC Corporation, or EMC, who currently offer limited performance management solutions but could provide enhanced solutions in the future. In the service provider market our primary large competitors include Tektronix and JDS Uniphase Corporation, or JDSU, who provide operational management systems based primarily on monitoring legacy signaling data, along with a number of smaller private companies and new market entrants. Competitive factors in our industry are further described in Item  1A “Risk Factors.”

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

NetScout uses contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect its intellectual property portfolio and rights from infringement. From a contractual perspective, NetScout uses license agreements and non-disclosure agreements to limit the use of our intellectual property and protect NetScout trade secrets from unauthorized use and disclosure. In addition to license agreements, NetScout relies on U.S. and international copyright law to protect against unauthorized copying of software programs, in the U.S. and abroad. NetScout has obtained U.S. and foreign trademark registrations to preserve and protect certain trademarks and trade names. NetScout has also filed and obtained U.S. patents to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all of our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A “Risk Factors.”

Employees

As of March 31, 2010, we had 791 employees, 574 of whom were employed in the United States. Of the total, 280 were in sales, 17 were in marketing, 112 were in support services, 244 were in research and development, 29 were in manufacturing, and 109 were in general and administrative functions. None of our employees is represented by a collective bargaining agreement.

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

Our quarterly revenue may fluctuate as a result of a variety of factors, many of which are outside of our control, including the following:

•	technology spending by current and potential customers;

•	uneven demand for application and network performance management solutions;

•	the timing, size and receipt of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	changes in the distribution channels through which our products are sold;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our ability to anticipate or adapt effectively to developing markets and rapidly changing technologies;

•	changes in the number and size of our competitors;

•	the timing and impact of security-related threats and outbreaks (e.g., worms and viruses);

•	customer difficulty in implementing our products;

•	changes in foreign currency exchange rates;

•	attrition of key employees;

•	changes in the prices of our competitors’ products; and

•	economic slowdowns and the occurrence of unforeseeable events, such as terrorist attacks, which contribute to such slowdowns.

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

Constraints in the global credit market may affect our ability to obtain credit on favorable terms or at all and to refinance any debt facilities. If conditions in the global credit markets are not favorable, we may be limited in our ability to obtain credit or obtain credit on favorable terms and could increase our borrowing costs.

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

•

the potentially costly and disruptive impact of assuming unfavorable pre-existing contractual relationships of acquired companies that we would not have otherwise entered into and potentially exiting or modifying such relationships;

•

the potential litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition including claims from terminated employees, customers, third parties or enforcement actions by various regulators;

•	the incurrence of significant costs and expenses; and

•	the potentially negative impact of poor performance of an acquisition on our earnings per share.

Acquisition transactions also involve numerous business risks. These risks from acquisitions include:

•	difficulties in assimilating the acquired operations, technologies, personnel and products;

•	difficulties in managing geographically dispersed operations;

•	difficulties in assimilating diverse financial reporting and management information systems;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the diversion of management’s attention from other business concerns;

•	use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases and retirement of outstanding indebtedness;

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

We have a significant amount of debt. If we fail to maintain sufficient cash as our debt becomes due or are unable to renew our revolving credit facility prior to its expiration, this may adversely affect our business, financial condition, and operating results. At March 31, 2010, we had outstanding debt of $79.4 million and a $10 million revolving credit facility, both of which expire in December 2012. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our revolving credit facility will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew our revolving credit facility prior to its expiration could adversely affect our business, financial condition, operating results and cash flows.

A significant portion of our marketable securities is invested in auction rate securities. Continued failures in these auctions could affect our liquidity. A significant percentage of our marketable securities portfolio is invested in auction rate securities. These investments range from AAA to A rated and are collateralized by student loans with underlying support by the federal government through the Federal Family

Education Loan Program, or FFELP, and by monoline insurance companies. Beginning in February 2008 and continuing through the date of this report, the majority of auction rate securities in the marketplace, including all of the auction rate securities that we hold in our portfolio, experienced failed auctions. Such failures resulted in the interest rates on these investments resetting to predetermined rates in accordance with the underlying loan agreements. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process which may require us to take a significant discount from the face value of the securities, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should our auction rate securities be subject to additional auction failures and we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. Because these securities are currently illiquid due to the credit environment, we are currently unable to access this cash in the short term. If this illiquidity in the auction rate security market continues we may not be able to use these funds, if needed, to make debt payments, and should we need to access these assets for operations, this result could have a negative effect on our business, financial condition and operating results of the company.

If we fail to introduce new products and enhance our existing products to keep up with rapid technological change, demand for our products may decline. The market for application and network performance management and service assurance solutions is characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers’ needs, which are driven by changes in computer networking technologies, new application technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products or could render our existing or planned products obsolete. If we are unable to develop and introduce new network and application performance management and service assurance products or enhancements to existing products in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.

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

We face significant competition from other technology companies. The market for application and network performance management and service assurance solutions is highly competitive. The market is fragmented with a number of vendors offering pieces of what our total solution delivers. We believe customers make service management system purchasing decisions based primarily upon the following factors:

•	product performance, functionality and price;

•	name and reputation of vendor;

•	distribution strength; and

•	alliances with industry partners.

We compete with a growing number of smaller providers of application and network performance management solutions and providers of portable network traffic analyzers and probes. In addition, leading network equipment and application technology vendors offer their own limited management solutions, including products which they license from other competitors. Some of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.

As a result of these and other factors, we may not be able to compete effectively with our current or future competitors, which could have a material and adverse impact on our business, operating results and financial condition.

The success of our business depends, in part, on the continued growth in the market for and the commercial acceptance of application and network performance management and service assurance solutions. We derive all of our revenue from the sale of products and services that are designed to allow our customers to assure the delivery of services through the management of the performance of applications across IP networks. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated application and network management solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

The current economic and geopolitical environment may impact some specific industries into which we sell. Many of our customers are concentrated in a small number of industries, including financial services, public sector, healthcare, and the service provider market segment. Certain industries may be more acutely affected by economic, geopolitical and other factors than other sectors. To the extent that one or more of the sectors in which our customer base operates is adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted.

Our success depends, in part, on our ability to manage and leverage our distribution channels. Sales to our indirect distribution channels, which include resellers, original equipment manufacturers, distributors, systems integrators and service providers, accounted for 61%, 59%, and 65% of our total revenue for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

Our success depends, in part, on our ability to expand and manage our international operations. Sales to customers outside the United States accounted for 27%, 25%, and 27% of our total revenue for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

•	expand international indirect distribution channels;

•	hire additional overseas sales personnel;

•	adapt products for local markets and comply with foreign regulations; and

•	manage geographically dispersed operations.

The major geographic areas outside of the United States in which we manage our business are Europe (including the United Kingdom, Germany, France, Spain, Italy and Norway), Asia (including China, Hong Kong, Japan, Korea, Malaysia, Singapore and Taiwan) and the Rest of World (including South Africa, Australia, Canada, India, Brazil and Mexico). Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions are generally subject to a number of risks, including:

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

Our future growth depends on our ability to maintain and periodically expand our sales force. We must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.

Our reliance on sole source suppliers could adversely impact our business. Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or have on hand large volumes of inventory. Our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.

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

We may fail to secure necessary additional financing. We may require significant capital resources to expand our business and remain competitive in the rapidly changing network performance management industry. We may need to invest in our operations as well as acquire complementary businesses, products or technologies. Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations. If our existing sources of liquidity are insufficient to satisfy our operating requirements, we may need to seek to raise capital by:

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

Loss of key personnel could adversely impact our business. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer, and co- founder, and Michael Szabados, our Chief Operating Officer, and our other executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results and financial condition.

Our estimates and judgments related to critical accounting policies could be inaccurate. We consider accounting policies related to revenue recognition, commissions expense, valuation of inventories, valuation of goodwill and acquired intangible assets, capitalized software development costs, derivative financial instruments, purchased software and internal use software, share-based compensation and income taxes to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

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

We or our suppliers may be impacted by new regulations related to climate change. We or our suppliers may become subject to new laws enacted with regards to climate change. In the event that new laws are enacted or current laws are modified in countries in which we or our suppliers operate, our flow of product may be impacted which could have a material and adverse effect on our financial condition and results of operations.

Uncertainties of regulation of the Internet could have a material and adverse impact on our financial condition and results of operations. Currently, few laws or regulations apply directly to access to or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as VoIP, among other things. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations. In addition, the enactment of new federal, state, or foreign data privacy laws and regulations could cause customers not to be able to take advantage of all the features or capabilities of our products which in turn could reduce demand for certain of our products.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the SEC.

Item 2. Properties

We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in September 2013, and we have an option to extend the lease for two additional five-year terms. We lease office space in seventeen other cities throughout the world for our sales and support personnel, as well as 72,742 square feet of space in San Jose, California. We lease 34,021 square feet of office space for our engineering and support personnel in India. We believe that our existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc. filed an amended complaint in the Superior Court of California, San Francisco County, against Network General Corporation and certain its officers and directors relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. We acquired Network General in November 2007. Following full legal briefing and a hearing held on February 18, 2009, the court dismissed the amended complaint against certain of the former officers and directors of Network General, and permitted certain claims to proceed against Network General and its former president. As of May 6, 2010, subsequent to our year end, without admission or finding of liability by any party and to avoid further expense and inconvenience of this litigation, the plaintiffs and the remaining defendants agreed to a confidential Settlement Agreement and Mutual Release, resolving all claims the parties had or may have had against one another, with dismissal of the lawsuit to follow. The settlement of the claims are immaterial to our ongoing operations and financial condition because all settlement payments will be made directly by our insurance carrier.

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

Quarter Ended	High	Low
Fiscal Year 2009:
June 30, 2008	$12.99	$8.30
September 30, 2008	$15.85	$10.00
December 31, 2008	$10.79	$6.19
March 31, 2009	$14.80	$6.58
Fiscal Year 2010:
June 30, 2009	$10.66	$7.42
September 30, 2009	$13.73	$9.05
December 31, 2009	$15.00	$12.26
March 31, 2010	$15.57	$14.02

Stockholders

As of May 25, 2010 we had 107 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 6,800.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout Systems, Inc. under the Exchange Act or the Securities Act of 1933, as amended.

The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five year period from March 31, 2005 through March 31, 2010, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2005 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but NetScout is not responsible for any errors or omissions in such information.

Dividend Policy

In fiscal years 2010 and 2009, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2010, we did not repurchase any shares of our outstanding common stock pursuant to the open market stock repurchase program further described in Note 12 to the attached consolidated financial statements.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of March 31, 2010 and 2009 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2007 and 2006 and the consolidated balance sheet data as of March 31, 2008, 2007 and 2006 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year ended March 31,
	2010	2009	2008(1)	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$142,113	$154,161	$106,182	$63,524	$63,775
Service	118,229	113,443	62,774	38,948	34,101

Total revenue	260,342	267,604	168,956	102,472	97,876

Cost of revenue:
Product	35,564	43,315	33,965	17,184	18,639
Service	20,500	20,824	13,721	6,444	5,894

Total cost of revenue	56,064	64,139	47,686	23,628	24,533

Gross margin	204,278	203,465	121,270	78,844	73,343

Operating expenses:
Research and development	36,650	40,189	30,000	18,320	18,284
Sales and marketing	99,059	98,818	69,652	42,470	39,501
General and administrative	20,609	26,118	26,149	10,531	8,873
Amortization of acquired intangible assets	2,057	1,962	811	155	149

Total operating expenses	158,375	167,087	126,612	71,476	66,807

Income (loss) from operations	45,903	36,378	(5,342)	7,368	6,536
Interest and other income (expense), net	(2,832)	(5,337)	(1,207)	3,898	2,627

Income (loss) before income tax expenses (benefit) and cumulative effect of accounting change	43,071	31,041	(6,549)	11,266	9,163
Income tax expense (benefit)	15,154	10,993	(4,461)	3,598	3,366
Cumulative effect of accounting change, net of taxes of $42	—	—	—	69	—

Net income (loss)	$27,917	$20,048	($2,088)	$7,737	$5,797

Basic net income (loss) per share	$0.69	$0.51	($0.06)	$0.24	$0.19
Diluted net income (loss) per share	$0.67	$0.49	($0.06)	$0.23	$0.18
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	40,691	39,351	34,913	31,713	31,041
Net income (loss) per share—diluted	41,915	40,925	34,913	33,050	31,885

(1)	On November 1, 2007, NetScout completed its acquisition of Network General Central Corporation, or Network General, for aggregate consideration of approximately $212 million.

	March 31,
	2010	2009	2008(1)	2007	2006
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$170,551	$135,912	$100,931	$100,104	$87,465
Working capital	91,174	51,720	13,754	79,493	72,998
Total assets	482,601	436,734	420,937	180,419	165,755
Debt	79,356	92,500	98,750	—	—
Total stockholders’ equity	266,843	225,731	197,333	138,407	126,591

(1)	On November 1, 2007, NetScout completed its acquisition of Network General for aggregate consideration of approximately $212 million, including $53 million in cash.

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

Overview

NetScout Systems was founded in 1984 and is headquartered in Westford, Massachusetts. We design, develop, manufacture, market, sell and support market leading unified service delivery management, service assurance and application and network performance management solutions focused on assuring service delivery for the world’s largest, most demanding and complex internet protocol, or IP, based service delivery environments. We manufacture and market these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful integration efforts and current economic conditions.

Results Overview

Despite a difficult economy, we continued to execute on our core strategies and were able to generate net income and net income per share growth of 39% and 37%, respectively, in fiscal year 2010 through gross margin improvements and reduced operating costs. Fiscal year 2010 also included strong bookings, especially in our service provider vertical market, and strong cash flow.

Our revenue results in the second half of this past year were driven by a 12 percent year-over-year increase in bookings. This bookings increase, as stated earlier, was due to growth in sales to our customers in the service provider vertical market. We expect that momentum of bookings growth to continue into fiscal year 2011 led primarily by continued performance in the wireless service provider sector and a return to strength in our core enterprise vertical markets led by financial services and government.

In addition to record bookings, deferred revenue increased $22.3 million during the year ended March 31, 2010 as we saw our customers continuing to make large commitments through renewals of maintenance service contracts.

Although revenue decreased 3% from fiscal year 2009, we achieved significant gross margin improvements. Gross margin for fiscal year 2010 was 78%, up 2 points from fiscal year 2009. We did this in part through price actions and cost reduction. In addition, there was a shift towards higher margin products.

We also met our goal of expanding operating margins and improved operating efficiencies. As a result, our fiscal year 2010 operating margin was 18%, up from 14% in fiscal year 2009.

We also achieved a record high cash, cash equivalents and marketable securities balance of over $170 million at March 31, 2010. This represents an increase of $34.6 million over the previous fiscal year end and $19.3 million over the previous quarter end.

All of these results are supported by our unwavering commitment to develop market leading products that will expand our market reach while solving the challenges facing IT managers in such areas as virtualization and cloud computing. During our fiscal year 2010 we launched some significant new products aimed at increasing our value proposition in the enterprise, including the government and financial services sectors. We also remain focused on building market share in the very fast growing wireless service provider market. During fiscal year 2010, we released Subscriber Intelligence, which is an important new product targeted as this sector.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. Recent non-GAAP financial measures have included non-GAAP revenue, income from operations, net income and net income per diluted share, each of which were adjusted from amounts determined based on GAAP to exclude the effect of purchase accounting adjustments to reduce to fair value acquired deferred revenue resulting from our acquisition of Network General in November 2007, and to add back share-based compensation expenses, merger integration expenses and the amortization of acquired intangible assets, net of related income tax effects.

Management regularly uses supplemental non-GAAP financial measures internally to understand, manage and evaluate its business and to make operating decisions. These non-GAAP measures are among the primary factors that management uses in planning and forecasting future periods. Management believes these non-GAAP financial measures enhance the reader’s overall understanding of NetScout’s current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how the Company plans and measures its business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during the period where GAAP results were affected by our acquisition of Network General.

These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP, and may have limitations in that they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from or as a substitute for results prepared in accordance with GAAP.

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the years ended March 31, 2010, 2009 and 2008 (in thousands):

	Year ended March 31,
	2010	2009	2008
GAAP revenue	$260,342	$267,604	$168,956
Product deferred revenue fair value adjustment	31	1,860	410
Service deferred revenue fair value adjustment	1,286	9,922	12,230

Non-GAAP revenue	$261,659	$279,386	$181,596

GAAP net income	$27,917	$20,048	$(2,088)
Deferred revenue fair value adjustment	1,317	11,782	12,640
Share-based compensation expense	5,456	5,122	2,069
Amortization of acquired intangible assets	6,037	5,959	2,888
Inventory fair value adjustment	—	—	1,287
Integration expense	—	1,858	12,708
Income tax adjustments	(4,868)	(9,394)	(12,005)

Non-GAAP net income	$35,859	$35,375	$17,499

GAAP diluted net income per share	$0.67	$0.49	$(0.06)

Share impact of non-GAAP adjustments identified above	0.19	0.37	0.54

Non-GAAP diluted net income per share	$0.86	$0.86	$0.48

Critical Accounting Policies

We consider accounting policies related to cash, cash equivalents and marketable securities, revenue recognition, commission expense, valuation of inventories, assumptions related to purchase accounting, valuation of goodwill and acquired intangible assets, capitalization of software development costs, derivative financial instruments, share based compensation and income taxes to be critical in fully understanding and evaluating our financial results. The application of these policies involves significant judgments and estimates by us. For more information on our critical accounting policies, see Note 2 to the attached consolidated financial statements.

Cash and Cash Equivalents and Marketable Securities

We account for our investments in accordance with the Financial Accounting Standards Board, or FASB’s, authoritative guidance. Under the provisions, we have classified our investments as “available-for-sale” which are carried at fair value based on quoted market prices and associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash and cash equivalents typically consist of money market instruments, commercial paper with a maturity of three months or less and cash maintained with various financial institutions. Marketable securities generally consist of U.S. Treasury bills, commercial paper with an original maturity of greater than three months, U.S. government bonds, agency bonds, corporate bonds, auction rate securities and municipal bonds. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value.

Long-term marketable securities consist of auction rate securities, corporate bonds and certificate of deposits. The auction rate securities we hold are all collateralized by student loans with underlying support by the Federal Education Loan Program, or FFELP. Auction rate securities typically were stated at par value prior to February 2008 due to liquidity provided through the auction process. While we continue to earn interest on auction rate securities the failure of these auctions has created illiquidity. As a result, par value no longer approximates the estimated fair value of auction rate securities. A discounted cash flow model was used to determine the estimated fair value of our investment in auction rate securities as of March 31, 2010 and 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, a liquidity risk premium and expected holding periods of the investments. Based on this assessment of fair value, as of March 31, 2010 we have recorded a cumulative decline in the fair value of auction rate securities of $3.9 million ($2.4 million net of tax) which was deemed temporary. Assumptions used to value these securities and in determining the temporary nature of this impairment require significant judgment by management. Changes in the assumptions could result in materially different estimates of fair values and the failure of these securities to return to par value or a decision by the Company to sell these securities at a loss could have a material adverse impact on earnings.

Revenue Recognition

Product revenue consists of sales of our hardware products and licensing of our software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because we have determined that the software components of our products are more than incidental to the functionality and value of these products, we recognize our revenue in accordance with authoritative guidance on software revenue recognition.

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

As discussed in the Recent Accounting Standards section of this Management Discussion and Analysis, our accounting for revenue arrangements will change next fiscal year with the adoption of new authoritative guidance.

Commission Expense

We recognize commission expense related to the renewal of maintenance contracts at the time an order is booked. As a result, commission expense can be recognized in full even though the related revenue may not be fully recognized. Commission expense on product revenue and corresponding new maintenance contracts is recognized in the same period as the related product revenue, typically upon shipment.

Uncollected Deferred Product Revenue

Because of our revenue recognition policies, there are circumstances for which we are unable to recognize product revenue relating to sales transactions that have been shipped and billed. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have not recognized the deferred revenue or the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $2.0 million and $1.2 million at March 31, 2010 and 2009, respectively.

Valuation of Inventories

Inventories are stated at the lower of actual cost or their net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist primarily of raw materials and finished goods. Inventory carrying values are reduced to our estimate of net realizable value. We regularly monitor our inventories for potential obsolete and excess inventory. Our net realizable value adjustment is based upon our estimates of forecasts of unit sales, expected timing and impact of new product introductions, historical product demand, current economic trends, expected market acceptance of our products and expected customer buying patterns. We adjust the carrying value of inventory to reflect its net realizable value when lower than original cost. As of March 31, 2010 and 2009, net realizable value adjustments included within inventory on the balance sheet totaled $1.1 million and $986 thousand, respectively. Significant judgments and estimates are made when establishing the net realizable value adjustment. If these accounting judgments and estimates prove to be materially inaccurate, our financial results could be materially and adversely impacted in future periods.

Assumptions Related to Purchase Accounting and the Valuation of Goodwill and Acquired Intangible Assets

Purchase accounting requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer relationships and developed product technology, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include reserves for litigation and other contingencies and require judgment in ascertaining a reasonable value. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by NetScout professionals from legal, finance, human resources, information systems, research and development, sales and executive management. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

The carrying value of goodwill was $128.2 million as of March 31, 2010 and 2009. Goodwill is reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of our enterprise exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recognized in income equal to that excess.

We consider the market capitalization of our outstanding common stock versus our stockholders’ equity as one indicator that may potentially trigger an impairment of goodwill analysis. Significant judgments and estimates are made when assessing impairment. If these accounting judgments and estimates prove to be materially inaccurate, goodwill may be determined to be impaired and our financial results could be materially and adversely impacted in future periods. Likewise, if a future event or circumstance indicates that an impairment assessment is required and goodwill is determined to be impaired, our financial results could be materially and adversely impacted in future periods. As of March 31, 2010, based upon our review, we determined that there has been no goodwill impairment.

The carrying value of acquired intangible assets was $53.6 million and $59.6 million as of March 31, 2010 and 2009, respectively. The carrying value of acquired intangible assets is recorded at their estimated fair values at the date of acquisition. Our acquired intangible assets include acquired software; customer relationships and an indefinite lived tradename resulting from the acquisition of Network General on November 1, 2007 (see Note 7 to our consolidated financial statements). We amortize acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived “Sniffer” tradename is evaluated for potential impairment on an annual basis. At March 31, 2010, we determined that there had been no impairment of acquired intangible assets or indefinite lived assets. Significant judgment and estimates are made when estimating fair value and useful lives for acquired intangible assets. If these accounting judgments and estimates prove to be materially inaccurate, the value of these assets and our financial results could be materially and adversely impacted. We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Capitalization of Software Development Costs

Costs incurred in the research and development of our products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility and capitalized thereafter until the related software products are available for general release to customers. Judgment is required in determining the point at which technological feasibility has been met. Amortization of capitalized software development costs begin once projects are ready for sale to the general public and are charged to cost of revenue on a straight-line basis over two years.

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

Derivative Financial Instruments

The FASB’s authoritative guidance establishes accounting and reporting standards for derivative instruments and hedging activities. All hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured as of the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, we account for our instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts is assessed by NetScout quarterly. We record the fair value of our derivatives in other current assets and other current liabilities. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to our consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in our consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in our consolidated statement of cash flows.

Share-based Compensation

We recognize compensation expense for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006. Under the fair value recognition provisions, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

Based on historical experience, we assumed an annualized forfeiture rate of 0% for awards granted to our directors during fiscal years 2010, 2009, and 2008, and an annualized forfeiture rate of 10% for awards granted to our senior executives and remaining employees during fiscal years 2010, 2009 and 2008. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

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

As of March 31, 2010, deferred income tax assets were $32.8 million, consisting primarily of $23.5 million of federal and state net operating loss carryforwards, $1.8 million of federal and state tax credits and $7.5 million other temporary book and tax accounting differences. Significant accounting judgments and estimates are made when determining whether it is more likely than not that our deferred income tax assets will be realized and, accordingly, do not require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and our financial results could be materially and adversely impacted in the future. If we determine that we will not be able to realize some or all of the deferred income taxes in the future, an adjustment to the deferred income tax assets will be credited to income tax expense in the period such determination is made.

A valuation allowance has been established for certain federal foreign tax credits related to the Network General acquisition, which we believe do not meet the “more likely than not” criteria. If it is later determined that we are able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we will recognize these deferred tax assets through a benefit to our income tax provision and the reduction of the valuation allowance. An adjustment to these deferred tax assets will be charged to income tax expense in the period such determination is made.

We account for uncertain tax positions in accordance with generally accepted accounting principles. These standards clarify the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. A two-step approach is utilized for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement. As used in the accounting standards, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%.

Results of Operations

Fiscal Years Ended March 31, 2010 and 2009

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during fiscal years ended March 31, 2010 and 2009.

	Fiscal Year Ended March 31,				Change
	2010		2009
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$142,113	55%	$154,161	58%	$(12,048)	(8%)
Service	118,229	45	113,443	42	4,786	4%

	$260,342	100%	$267,604	100%	$(7,262)	(3%)

Product. The 8%, or $12.0 million, decrease in product revenue was primarily the result of decreased volume due to the impact of the global economic downturn on our customers’ capital spending during the year ended March 31, 2010, which included a $5.7 million decline in product revenues for our financial vertical and a $16.3 million decline in our other enterprise businesses. This decline was partially offset by growth in our service provider vertical of $9.5 million. While product bookings increased 11% over fiscal year 2009 we entered 2009 with significant backlog which allowed for higher revenue in fiscal year 2009 on lower bookings. Compared to fiscal year 2009, we realized an increase of approximately 30% in the average selling price per unit due to a shift in product mix towards our Infinistream product line and away from lower priced probes. We also generated $7.6 million of product revenue from our new lower capacity Infinistream product launched during the year. Product revenue recognized during the year ended March 31, 2009 reflects a $1.9 million purchase accounting adjustment that was made to reduce acquired deferred product revenue to fair value as a result of the Network General acquisition. The impact of purchase accounting adjustments was not material for fiscal year 2010. Product revenue as a percent of total revenue decreased three points when compared to the year ended March 31, 2009.

Service. The 4%, or $4.8 million, increase in service revenue was due to the renewal of maintenance contracts associated with the acquired Network General business at full value, while deferred revenue acquired in November 2007 and subsequently recognized into revenue had been reduced to fair value as required under purchase accounting. This adjustment to service revenue was $8.6 million lower in fiscal year 2010 than it was in fiscal year 2009. This was offset by a $4.3 million decrease in maintenance revenue due to a portion of our customers not renewing their customer support agreements as well as the Company ending its support for some of its older product models. While our renewal rate has not changed significantly from prior periods, growth in product revenue and associated new maintenance typically offsets lost renewals. With an 8% decline in product revenue in fiscal year 2010 compared to fiscal year 2009, this offset did not occur at the same rate as in prior periods.

Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31,				Change
	2010		2009
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Indirect	$159,379	61%	$158,195	59%	$1,184	1%
Direct	100,963	39	109,409	41	(8,446)	(8%)

Total revenue	$260,342	100%	$267,604	100%	$(7,262)	(3%)

The 1%, or $1.2 million, increase in indirect channel revenue is the result of a 4% growth in our international revenue. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 8%, or $8.4 million, decrease in direct channel revenue and change in sales mix between direct and indirect is primarily the result of lower revenue in the United States due to the decline in volume with our larger direct financial services and enterprise customers.

Total revenue by geography is as follows:

	Fiscal Year Ended March 31,				Change
	2010		2009
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
United States	$189,517	73%	$199,737	75%	$(10,220)	(5%)

International:
Europe	35,072	14	37,618	14	(2,546)	(7%)
Asia	13,694	5	12,973	5	721	6%
Rest of World	22,059	8	17,276	6	4,783	28%

Subtotal International	70,825	27	67,867	25	2,958	4%

Total revenue	$260,342	100%	$267,604	100%	$(7,262)	(3%)

United States revenues declined 5%, or $10.2 million, due to the impact of the global economic downturn on capital spending for our enterprise and financial services customers, however, we saw the beginnings of a return to health in the financial services vertical and strong growth in the service provider vertical. However, core enterprise spending and resulting revenue continued to lag as we saw these customers remaining cautious on significant IT spending. The 7%, or $2.5 million, decrease in revenue in Europe was a result of decreased revenue from the northern European region. The 28%, or $4.8 million, increase in revenue from the Rest of the World, which includes Africa, Australia, Canada, Brazil, India, Mexico and the United Arab Emirates, was primarily due to further market penetration in this region from our service provider and enterprise verticals. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31,				Change
	2010		2009
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$35,564	14%	$43,315	16%	$(7,751)	(18%)
Service	20,500	8	20,824	8	(324)	(2%)

Total cost of revenue	$56,064	22%	$64,139	24%	$(8,075)	(13%)

Gross profit:
Product $	$106,549	41%	$110,846	41%	$(4,297)	(4%)
Product gross profit %	75%		72%		3%
Service $	97,729	38%	92,619	35%	5,110	6%
Service gross profit %	83%		82%		1%

Total gross profit $	$204,278		$203,465		$813	—%

Total gross profit %	78%		76%		2%

Product. The 18%, or $7.8 million, decrease in cost of product revenue was due to the 8%, or $12.0 million decline in product revenue for the years ended March 31, 2010 when compared to March 31, 2009 as well as improved gross profit percentage. The product gross profit percentage increased by three points from 72% to 75% for the year ended March 31, 2010. This increase was primarily due to favorable product mix, with a shift towards higher margin products, such as 10G Infinistream and software. In addition, there was a decrease in the indirect manufacturing costs largely due to lower incentive compensation as well as lower product component costs. Average headcount in cost of product was 27 for both years ended March 31, 2010 and 2009.

Service. The 2%, or $324 thousand, decrease in cost of service revenue was primarily due to a $232 thousand reduction in integration costs associated with the acquisition of Network General, a $294 thousand decrease in travel in our support and consulting groups and a $198 thousand decrease in employee compensation. These costs were partially offset by higher allocations due to increased headcount. The 6%, or $5.1 million, increase in service gross profit corresponds with the 4%, or $4.8 million, increase in service revenue, as well as additional operating leverage from the reduced direct expenses. Average headcount in cost of service was 105 and 99 for the years ended March 31, 2010 and 2009, respectively.

Gross profit. Despite the decrease in revenue of 3%, or $7.3 million, our gross profit increased $813 thousand due to a two point increase in gross profit percentage from 76% to 78%. This increase in gross profit percentage is primarily attributable to favorable product mix towards higher margin hardware platforms and a larger percentage of higher margin service revenue.

Operating Expenses

	Fiscal Year Ended March 31,				Change
	2010		2009
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Research and development	$36,650	14%	$40,189	15%	$(3,539)	(9%)
Sales and marketing	99,059	38%	98,818	37%	241	—%
General and administrative	20,609	8%	26,118	10%	(5,509)	(21%)
Amortization of acquired intangible assets	2,057	1%	1,962	—%	95	5%

Total	$158,375	61%	$167,087	62%	$(8,712)	(5%)

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 9%, or $3.5 million, decrease in research and development expenses is primarily due to a $2.7 million decrease in incentive compensation and other employee related expenses, a $408 thousand decrease due to the capitalization of salaries associated with late stage software development, a $328 thousand reduction in integration costs associated with the acquisition of Network General and a $226 thousand decrease in travel expenses. Average headcount in research and development was 238 and 244 for the fiscal years ended March 31, 2010 and 2009, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The $241 thousand increase in total sales and marketing expenses was primarily due to $1.3 million in increased sales commissions as well as a $965 thousand increase in other employee related expenses. Despite the decline in revenue, commissions increased due to incremental special incentive programs and commission expense on increased service bookings, including maintenance renewals for which some revenue will be recognized in future periods. These were partially offset by a $501 thousand decrease in travel expenses, a $422 thousand decrease in expenses related to the NetScout user conference, a $366 thousand decrease in allocated overhead costs such as lower internal IT spending, a $378 thousand decrease in integration expenses as a result of the Network General acquisition, a $242 thousand decrease in rent and other office expenses as well a $176 thousand reduction in sales meeting expenses. Average headcount in sales and marketing was 297 and 303 for the fiscal years ended March 31, 2010 and 2009, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 21%, or $5.5 million, decrease in general and administrative expenses was due to a $2.6 million decrease in professional fees, a $1.7 million decrease in incentive compensation, a decrease of $782 thousand relating to Network General integration and acquisition related expenses and a $612 thousand decrease in bad debt expense. The decrease in professional fees was primarily due to the settlement of litigation in the prior year, as well as savings from entity consolidation and other cost reduction initiatives. Average headcount in general and administrative was 109 for both fiscal years ended March 31, 2010 and 2009.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisition of Network General.

The $95 thousand increase in amortization of acquired intangible assets was due to the write off of a net beneficial lease due to the closure of an office acquired in the acquisition of Network General in November 2007.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments and interest expense.

	Fiscal Year Ended March 31,				Change
	2010		2009
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(2,832)	(1%)	$(5,337)	(2%)	$2,505	(47%)

The 47%, or $2.5 million, change in interest and other income (expense), net was primarily due to a $2.8 million decrease in interest expense due to a reduction in the interest rate as well as a reduction of approximately $13 million on the outstanding principal of our debt due to scheduled debt repayments. During the years ended March 31, 2010 and 2009, the average interest rates on our outstanding debt were 3.45% and 5.94%, respectively. Additionally, the change was affected by a $1.1 million decrease in foreign currency transaction expense due to a reduction in the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar. These decreases to interest and other income (expense) were partially offset by a $1.4 million decrease in interest income due to a decrease in market interest rates received on investments as well as a $61 thousand loss on the disposal of assets.

Income Tax Expense

The annual effective tax rate for fiscal year 2010 is 35.2%, compared to an annual effective tax rate of 35.4% for fiscal year 2009. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of tax exempt interest income, differences in tax rates in foreign jurisdictions and federal and state tax credits. The difference in our effective tax rate compared to the prior year is primarily due to a decrease in tax exempt interest income, an increase in qualified production activities deduction and the impact of the expiration of the federal research and development credit as of December 31, 2009.

	Fiscal Year Ended March 31,				Change
	2010		2009
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Income tax expense	$15,154	6%	$10,993	4%	$4,161	38%

Net Income (Loss)

Net income (loss) for the fiscal years ended March 31, 2010 and 2009 was as follows:

	Fiscal Year Ended March 31,				Change
	2010		2009
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
Net income (loss)	$27,917	11%	$20,048	7%	$7,869	39%

The $7.9 million increase in net income during the fiscal year ended March 31, 2010 was largely attributable to the $8.7 million decrease in operating expenses mainly due to decreased employee related expenses and incentive compensation, a $2.5 million decrease in interest and other income (expense) and an $813 thousand increase in total product and service gross profit.

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

Total revenue by geography is as follows:

	Fiscal Year Ended March 31,				Change
	2009		2008
	(Dollars in Thousands)
		% of Revenue		% of Revenue	$	%
United States	$199,737	75%	$123,321	73%	$76,416	62%

International:
Europe	37,618	14	27,188	16	10,430	38%
Asia	12,973	5	11,093	7	1,880	17%
Rest of World	17,276	6	7,354	4	9,922	135%

Subtotal International	67,867	25	45,635	27	22,232	49%

Total revenue	$267,604	100%	$168,956	100%	$98,648	58%

Revenue from sales to customers outside the United States increased 49%, or $22.2 million, primarily as a result of the acquisition of Network General and increased sales to international telecommunications customers. This increase is due to a broad increase in international business but most notable in the Rest of World where we had a 135% increase in revenue. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. Revenue from sales to customers in the United States increased by 62%, or $76.4 million, primarily as the result of the Network General acquisition. The fiscal year ended March 31, 2008 only included five months of increased revenue since the Network General acquisition occurred on November 1, 2007.

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

Contractual Obligations

As of March 31, 2010, we had the following contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and long-term debt obligations(1)	$84,037	$13,311	$70,726	$—	$—
Unconditional purchase obligations	6,320	6,320	—	—	—
Operating lease obligations(2)	16,154	5,961	8,815	1,378	—
Retirement obligations	2,671	252	1,777	398	244

Total contractual obligations	$109,182	$25,844	$81,318	$1,776	$244

As of March 31, 2010, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $349 thousand. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

(1)	Includes accrued interest at an interest rate of 2.688% for our outstanding term loan at March 31, 2010.

(2)	We lease facilities and certain equipment under operating lease agreements extending through September 2013 for a total of $16.2 million.

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

We have agreed to indemnify our directors and officers and our subsidiaries’ directors and officers if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of NetScout) by reason of the fact that the indemnified are an agent of NetScout or by reason of anything done or not done by them in any such capacity. This indemnity includes the directors and officers of Network General prior to its acquisition by NetScout on November 1, 2007. The indemnity is for any and all expenses and liabilities of any type (including but not limited to, judgments, fines and amounts paid in settlement) reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following:

	As of March 31,
	2010	2009	2008
	(Dollars in Thousands)
Cash and cash equivalents	$63,322	$82,222	$56,702
Short-term marketable securities	69,875	24,162	10,465
Long-term marketable securities	37,354	29,528	33,764

Cash, cash equivalents and marketable securities	$170,551	$135,912	$100,931

At March 31, 2010, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum certain amounts of liquidity, the most restrictive of which is a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of March 31, 2010, we were in compliance with such covenants. As of March 31, 2010, no amounts were outstanding under the revolving credit facility.

Cash, cash equivalents, and marketable securities increased by $34.6 million from March 31, 2009 to March 31, 2010. While cash and cash equivalents decreased by $18.9 million, short and long-term marketable securities increased in total by $53.5 million.

Our long-term marketable securities include investments in auction rate securities valued at $28.5 million at March 31, 2010. Auction rate securities are publicly issued securities with long-term maturities for which interest rates reset through a Dutch auction in short-term intervals, in the case of our securities every 35 days. This mechanism was structured to allow existing investors to roll over their holdings and continue to own their respective securities or liquidate their holdings by selling at par value through the auction process. The Company invested in these securities as part of its cash management program. Historically, this auction process provided liquidity and supported a short-term classification of these securities on the consolidated balance sheet. Beginning in February 2008 and continuing through March 31, 2010, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify our auction rate securities within long term marketable securities on the consolidated balance sheet. As of March 31, 2010, our auction rate securities consisted of six positions issued by municipal agencies with a total par value of $32.4 million and a current estimated market value totaling $28.5 million. The auction rate securities held by NetScout at March 31, 2010 have maturity dates ranging from December 2032 through December 2039. As of March 31, 2010, these investments have investment grade ratings ranging from AAA to A. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions disclosed in Note 4 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Subsequent to year end we were notified that a total of $4.3 million of these holdings were being redeemed at par value, providing liquidity for a portion of these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31,
	2010	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$47,224	$44,396	$36,336
Net cash (used in) provided by investing activities	(61,075)	(17,843)	466
Net cash (used in) provided by financing activities	(5,049)	(1,315)	458

Net cash provided by operating activities.

Net cash provided by operating activities amounted to $47.2 million during the fiscal year ended March 31, 2010. The primary sources of operating cash flow in the fiscal year ended March 31, 2010 included net income of $27.9 million, adjusted to exclude the effects of non-cash items of $25.6 million, including depreciation and amortization, share-based compensation expense, deferred income taxes, inventory write-downs and loss on disposal of fixed assets, a $22.3 million increase in deferred revenue resulting from increased billings and a $5.7 million increase in prepaid income taxes, offset by a $25.7 million increase in accounts receivable resulting from increased billings, a $4.0 million decrease in accrued compensation and other expense primarily due to a decrease in non-sales incentive compensation based on Company underperformance in the year ended March 31, 2010. The overall increase in cash provided by operating activities is attributable to net income improvement over the prior year.

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

For the fiscal years ended March 31, 2010, 2009 and 2008, cash (used in) provided by investing activities reflects the purchase of marketable securities of $92.9 million, $30.3 million and $32.5 million, respectively, offset by the proceeds from maturities and sales of marketable securities due to cash management activities of $39.1 million, $17.4 million and $69.3 million, respectively. The fiscal year ended March 31, 2010 includes $408 thousand in capitalized software development costs. The fiscal year ended March 31, 2008 includes cash used in the acquisition of Network General of $30.9 million, net of cash acquired in such transaction. Cash used in investing activities also includes capital expenditures. Capital expenditures for internal use software of $515 thousand for the fiscal year ended March 31, 2008 represents costs of procurement and development of a new

ERP system that was implemented in August 2007. Capital expenditures for fixed assets of $6.8 million, $5.0 million and $4.9 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, represent an investment in our infrastructure as we prepared for future growth. We anticipate that our investment in our infrastructure will grow in future quarters.

Net cash (used in) provided by financing activities.

Net cash used in financing activities was $5.0 million during the fiscal year ended March 31, 2010. The primary outflow was due to the repayment of $13.1 million of our long-term debt with KeyBank which included a $3.1 million excess cash flow payment, offset by $3.0 million for the net issuance of common stock under stock plans and a tax benefit from stock options exercised of $5.1 million.

Net cash used in financing activities was $1.3 million during the fiscal year ended March 31, 2009. The primary outflow was due to the repayment of $6.3 million of our long-term debt with KeyBank, offset by proceeds from the exercise of stock options in the amount of $4.6 million and a tax benefit from stock options exercised of $362 thousand.

Net cash provided by financing activities was $458 thousand during the fiscal year ended March 31, 2008. The primary source was proceeds received from the incurrence of long-term debt with KeyBank in connection with the re-financing of our senior secured floating rate notes, due in 2012, totaling $99.0 million net of deferred financing costs, offset by the repayments of long-term debt totaling $101.3 million which represents repayment of senior secured floating rate notes and the first principal payment on our long-term debt with KeyBank. Cash provided by financing activities for the fiscal year ended March 31, 2008 also included the exercise of stock options in the amount of $2.7 million.

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

At March 31, 2010, we had foreign currency forward contracts with notional amounts totaling $9.4 million. The valuation of outstanding foreign currency forward contracts at March 31, 2010 resulted in a liability balance of $359 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date, and an asset balance of $94 thousand, reflecting favorable contract rates in comparison to current market rates. The counterparty to these forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we cannot be assured that the financial institution will not be impacted by changes in the economic environment.

Recent Accounting Standards

Fair Value Disclosures. In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels I and II of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level III reconciliation which will replace the net presentation format. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level II or Level III. We adopted the new guidance in the fourth quarter of our fiscal year 2010, except for the gross presentation of the Level III rollforward information which is effective for fiscal years beginning after December 15, 2010 (fiscal year 2012 for NetScout). Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on our financial position or results of operations.

Revenue Arrangements with Multiple Deliverables. In September 2009, authoritative guidance on software enabled products was issued. Under this guidance, tangible products that contain software components that work together with the hardware to provide the essential functionality of the tangible product will be removed from the scope of the software revenue recognition guidance. These products will be accounted for under guidance for multiple deliverable arrangements that do not include software. Products that contain software only will continue to be accounted for under the software revenue recognition guidance. Under the new guidance, we will allocate any discount in an arrangement proportionally across all hardware-related deliverables using our best estimate of selling price, rather than under the residual method as described in our current revenue accounting policy footnote. This guidance is effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2012 for NetScout), and early adoption is permitted. We are early adopting the new guidance on April 1, 2010 and do not expect its impact to be significant.

Variable Interest Entities. In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of qualifying special-purpose entities. This amendment contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the amendment. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The amendment is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (fiscal year 2011 for NetScout), and for interim periods within that first period, with earlier adoption prohibited. The guidance is not expected to have an impact on our financial position or results of operations, since we do not have any variable interest entities and do not expect to have these entities at adoption.

Transfers of Financial Assets. In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This amendment will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 (fiscal year 2011 for NetScout), and in interim periods within those fiscal years with earlier adoption prohibited. The guidance is not expected to have an impact on our financial position or results of operations, since we do not have any special-purpose entities and do not expect to have these entities at adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at March 31, 2010 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

Additional information regarding auction rate securities is detailed in Note 3 to the Consolidated Financial Statements held by NetScout at March 31, 2010.

At March 31, 2010 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan with KeyBank. As of March 31, 2010, we owed $79.4 million on this loan with a weighted average interest rate of 2.69% effective December 31, 2009 until the next reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2010 and 2009. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $203 thousand and $388 thousand as of March 31, 2010 and 2009, respectively.

Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Canadian Dollar and Indian Rupee. The current exposures arise primarily from expenses denominated in foreign currencies. NetScout currently engages in foreign currency hedging activities in order to limit these exposures.

As of March 31, 2010, we had foreign currency forward contracts with notional amounts totaling $9.4 million. The valuation of outstanding foreign currency forward contracts at March 31, 2010 resulted in a liability balance of $359 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $94 thousand reflecting favorable rates in comparison to current market rates. At March 31, 2009 we did not have any foreign currency forward contracts.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is included under the captions “Directors and Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “The Board of Directors and its Committees” and “Corporate Governance” in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included under the caption “Compensation and Other Information Concerning Executive Officers” in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included, as applicable, under the captions “Director Independence,” “Employment and Other Agreements” and “Transactions with Related Persons” in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is included under the captions “Auditors Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services” in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets as of March 31, 2010 and 2009	F-3

		Consolidated Statements of Operations for the Years Ended March 31, 2010, 2009 and 2008	F-4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended March 31, 2010, 2009 and 2008	F-5

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2010, 2009 and 2008	F-6

		Notes to Consolidated Financial Statements	F-7

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

No other financial statement schedules have been included because they are either not applicable or the information is in the financial statements.

	3.	List of Exhibits.

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

Date: May 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 28, 2010

/S/ DAVID P. SOMMERS David P. Sommers	Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)	May 28, 2010

/S/ JEFFREY R. WAKELY Jeffrey R. Wakely	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	May 28, 2010

/S/ VICTOR A. DEMARINES Victor A. DeMarines	Director	May 28, 2010

/S/ JOHN R. EGAN John R. Egan	Director	May 28, 2010

/S/ JOSEPH G. HADZIMA, JR. Joseph G. Hadzima, Jr	Director	May 28, 2010

/S/ STUART MCGUIGAN Stuart McGuigan	Director	May 28, 2010

/S/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	May 28, 2010

/S/ STEPHEN PEARSE Stephen Pearse	Director	May 28, 2010

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

May 28, 2010

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2010	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$63,322	$82,222
Marketable securities	69,875	24,162
Accounts receivable, net of allowance for doubtful accounts of $427 and $572 at March 31, 2010 and 2009, respectively	65,556	39,827
Inventories	9,181	6,850
Prepaid income taxes	2,730	8,389
Deferred income taxes	2,698	2,796
Prepaid expenses and other current assets	5,422	4,939

Total current assets	218,784	169,185
Fixed assets, net	12,773	13,848
Goodwill	128,177	128,177
Acquired intangible assets, net	53,573	59,610
Deferred income taxes	30,062	34,941
Long-term marketable securities	37,354	29,528
Other assets	1,878	1,445

Total assets	$482,601	$436,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,307	$6,385
Accrued compensation	19,806	23,156
Accrued other	5,051	5,407
Income taxes payable	—	1,702
Current portion of long-term debt	11,250	10,000
Deferred revenue	84,196	70,815

Total current liabilities	127,610	117,465
Other long-term liabilities	551	771
Accrued long-term retirement benefits	1,645	1,330
Long-term deferred revenue	17,846	8,937
Long-term debt, net of current portion	68,106	82,500

Total liabilities	215,758	211,003

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2010 and 2009	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 46,490,166 and 44,811,729 shares issued and 41,769,680 and 40,279,712 shares outstanding at March 31, 2010 and 2009, respectively	46	45
Additional paid-in capital	209,146	192,844
Accumulated other comprehensive loss	(1,817)	(1,461)
Treasury stock at cost, 4,720,584 and 4,532,017 shares at March 31, 2010 and 2009, respectively	(31,691)	(28,939)
Retained earnings	91,159	63,242

Total stockholders’ equity	266,843	225,731

Total liabilities and stockholders’ equity	$482,601	$436,734

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended March 31,
	2010	2009	2008
Revenue:
Product	$142,113	$154,161	$106,182
Service	118,229	113,443	62,774

Total revenue	260,342	267,604	168,956

Cost of revenue:
Product	35,564	43,315	33,965
Service	20,500	20,824	13,721

Total cost of revenue	56,064	64,139	47,686

Gross profit	204,278	203,465	121,270

Operating expenses:
Research and development	36,650	40,189	30,000
Sales and marketing	99,059	98,818	69,652
General and administrative	20,609	26,118	26,149
Amortization of acquired intangible assets	2,057	1,962	811

Total operating expenses	158,375	167,087	126,612

Income (loss) from operations	45,903	36,378	(5,342)

Interest and other income (expense):
Interest income	644	2,031	3,813
Interest expense	(3,464)	(6,287)	(4,019)
Other expense, net	(12)	(1,081)	(1,001)

Total interest and other income (expense), net	(2,832)	(5,337)	(1,207)

Income (loss) before income tax expense (benefit)	43,071	31,041	(6,549)
Income tax expense (benefit)	15,154	10,993	(4,461)

Net income (loss)	$27,917	$20,048	$(2,088)

Basic net income (loss) per share	$0.69	$0.51	$(0.06)
Diluted net income (loss) per share	$0.67	$0.49	$(0.06)
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	40,691	39,351	34,913
Net income (loss) per share—diluted	41,915	40,925	34,913

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2007	36,581,852	$36	$122,074	$(46)	4,532,017	$(28,939)	$45,282	$138,407
Net Loss							(2,088)	(2,088)	$(2,088)
Net unrealized investment losses				(145)				(145)	(145)
Current translation adjustment				437				437	437

Comprehensive loss									$(1,796)

Issuance of common stock pursuant to exercise of options	532,211	1	2,735					2,736
Issuance of common stock pursuant to vesting of restricted stock units	256,739	—	—					—
Issuance of common stock pursuant to acquisition of Network General	6,000,000	6	55,911					55,917
Stock-based compensation expense for stock options granted to employees			175					175
Stock-based compensation expense for restricted stock units granted to employees			1,868					1,868
Stock-based compensation expense for awards granted to non-employees			26					26

Balance, March 31, 2008	43,370,802	43	182,789	246	4,532,017	(28,939)	43,194	197,333
Net Income							20,048	20,048	$20,048
Net unrealized investment losses				(1,707)				(1,707)	(1,707)

Comprehensive income									$18,341

Issuance of common stock pursuant to exercise of options	819,580	2	4,571					4,573
Issuance of common stock pursuant to vesting of restricted stock units	621,347	—	—					—
Stock-based compensation expense for stock options granted to employees			141					141
Stock-based compensation expense for restricted stock units granted to employees			4,981					4,981
Tax benefits of disqualifying disposititions of incentive stock options			362					362

Balance, March 31, 2009	44,811,729	45	192,844	(1,461)	4,532,017	(28,939)	63,242	225,731
Net Income							27,917	27,917	$27,917
Net unrealized investment losses				(196)				(196)	(196)
Net unrealized losses on derivative financial instruments				(160)				(160)	(160)

Comprehensive income									$27,561

Issuance of common stock pursuant to exercise of options	1,026,771	1	5,790					5,791
Issuance of common stock pursuant to vesting of restricted stock units and repurchase of common stock for net settlements	651,666	—	—		188,567	(2,752)		(2,752)
Stock-based compensation expense for stock options granted to employees			10					10
Stock-based compensation expense for restricted stock units granted to employees			5,446					5,446
Tax benefits of disqualifying disposititions of incentive stock options			5,056					5,056

Balance, March 31, 2010	46,490,166	$46	$209,146	$(1,817)	4,720,584	$(31,691)	$91,159	$266,843

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$27,917	$20,048	$(2,088)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	14,357	13,805	8,726
Loss on disposal of fixed assets	258	8	13
Inventory write-down	309	300	316
Share-based compensation expense associated with equity awards	5,456	5,122	2,069
Deferred income taxes	5,189	8,225	(1,812)
Changes in assets and liabilities, net of the effects of acquisitions
Accounts receivable	(25,729)	(7,779)	7,161
Inventories	(2,171)	4,933	(3,079)
Prepaid income taxes	5,659	(3,353)	(4,379)
Prepaid expenses and other current assets	(380)	8,640	(2,494)
Other assets	(25)	798	1,114
Accounts payable	(238)	(2,822)	(2,040)
Accrued compensation and other expenses	(3,966)	(2,897)	(2,545)
Income taxes payable	(1,702)	637	873
Deferred revenue	22,290	(1,269)	34,501

Net cash provided by operating activities	47,224	44,396	36,336

Cash flows from investing activities:
Purchase of marketable securities	(92,919)	(30,326)	(32,495)
Proceeds from maturities and sales of marketable securities	39,064	17,449	69,277
Purchase of fixed assets	(6,812)	(4,966)	(4,858)
Acquisition of Network General, net of cash acquired	—	—	(30,943)
Capitalized expenditures for internal use software	—	—	(515)
Capitalized software development costs	(408)	—	—

Net cash (used in) provided by investing activities	(61,075)	(17,843)	466

Cash flows from financing activities:
Issuance of common stock under stock plans, net	3,039	4,573	2,736
Proceeds from issuance of long-term debt, net of issuance costs	—	—	98,972
Repayment of long-term debt	(13,144)	(6,250)	(101,250)
Excess tax benefit from stock options exercised	5,056	362	—

Net cash (used in) provided by financing activities	(5,049)	(1,315)	458

Effect of exchange rate changes on cash and cash equivalents	—	282	517

Net (decrease) increase in cash and cash equivalents	(18,900)	25,520	37,777
Cash and cash equivalents, beginning of year	82,222	56,702	18,925

Cash and cash equivalents, end of year	$63,322	$82,222	$56,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,063	$5,878	$3,503
Cash paid for income taxes	$2,897	$4,859	$2,652

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with the acquisition of Network General	$—	$—	$56,100
Issuance of debt in connection with the acquisition of Network General	$—	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

NetScout Systems, Inc., or NetScout or the Company, designs, develops, manufactures, markets, sells and supports market leading unified service delivery management, service assurance and application and network performance management solutions focused on assuring service delivery for the world’s largest, most demanding and complex internet protocol, or IP, based service delivery environments. NetScout manufactures and markets these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. NetScout has a single operating segment and substantially all of its identifiable assets are located in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, valuation of inventories, assumptions related to purchase accounting, valuation of goodwill and acquired intangible assets, capitalization of software development costs, derivative financial instruments, purchased software and internal use software, share-based compensation and income taxes. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

Cash and Cash Equivalents and Marketable Securities

Under current authoritative guidance, NetScout has classified its investments as “available-for-sale” which are carried at fair value based on quoted market prices and associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. NetScout considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities are stated at cost plus accrued interest, which approximates fair value.

Refer to Note 3 for further information regarding cash, cash equivalents and marketable securities held by NetScout at March 31, 2010.

At March 31, 2010 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $988 thousand and $1.2 million as of March 31, 2010 and 2009, respectively, which is included in prepaid and other current assets. At March 31, 2010, there were unrealized gains of $51 thousand recorded as accumulated other comprehensive

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

income (loss) related to this investment. At March 31, 2009, there were unrealized gains of $42 thousand recorded as accumulated other comprehensive income (loss) related to this investment. The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

Revenue Recognition

Product revenue consists of sales of NetScout’s hardware products and licensing of its software products. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because NetScout has determined that the software components of its products are more than incidental to the functionality and value of these products, the Company recognizes revenue in accordance with authoritative guidance for software revenue recognition.

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

The Company enters into multiple element arrangements in the normal course of business with its customers. Each element in such arrangements is analyzed and a portion of the total fee under the arrangement is allocated to the undelivered elements, primarily support agreements and training, using vendor specific objective evidence of fair value of the element, and the remaining portion of the total fee is allocated to the delivered elements (i.e., generally, hardware products and licensed software products), regardless of any separate prices stated within the contract for each element, under the residual method. Vendor specific objective evidence of fair value is based on the price customers pay when the element is sold separately. The separate sales of the undelivered elements is reviewed on a semi-annual basis and, when appropriate, vendor-specific objective evidence of fair value for such elements is updated to ensure that it reflects recent pricing experience.

As discussed in the Recent Accounting Standards section of this footnote, our accounting for revenue arrangements will change next fiscal year with the adoption of new authoritative guidance.

Commission Expense

We recognize commission expense related to the renewal of maintenance contracts at the time an order is booked. As a result, commission expense can be recognized in full even though the related revenue may not be fully recognized. Commission expense on product revenue and corresponding new maintenance contracts is recognized in the same period as related product revenue, typically upon shipment.

Uncollected Deferred Product Revenue

Because of NetScout’s revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, NetScout has not recognized the deferred revenue or the related account receivable and no amounts

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $2.0 million and $1.2 million at March 31, 2010 and 2009, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Long-term marketable securities include auction rate securities which are currently illiquid, corporate bonds and certificates of deposit. Auction rate securities are stated at fair value based on discounted cash flow calculations. At March 31, 2010, the Company had one customer which accounted for more than 10% of the accounts receivable balance. At March 31, 2009, no one customer or channel partner accounted for more than 10% of the accounts receivable balance. No one direct customer or indirect channel partner accounted for more than 10% of total revenue during the fiscal years ended March 31, 2010, 2009 and 2008. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

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

Assumptions Related to Purchase Accounting and the Valuation of Goodwill and Acquired Intangible Assets

NetScout accounts for acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer relationships and developed product technology, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include reserves for litigation and other contingencies and require judgment in ascertaining a reasonable value. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Many factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, research and development, sales and executive management. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

NetScout amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for an acquired tradename which has an indefinite life and thus, is not amortized. NetScout considered the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

economic consumption method for amortizing acquired intangible assets and determined that the straight-line method was preferable given the amount of subjectivity involved in projecting the timing of cash flows related to the acquired intangibles. The Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The carrying value of the indefinite lived tradename is evaluated for potential impairment on an annual basis. At March 31, 2010, NetScout determined that there had been no impairment of acquired intangible assets or indefinite lived intangible assets. Significant judgment and estimates are made when estimating fair value and useful lives for acquired intangible assets.

NetScout assesses goodwill for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in an amount equal to that excess. At March 31, 2010 and March 31, 2009, NetScout determined that there had been no impairment of goodwill.

See Note 7 for additional disclosures on the Company’s Goodwill and Acquired Intangible Assets.

Capitalized Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software products are available for first customer shipment.

Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made. See Note 8 for additional disclosure on capitalized software development costs.

Derivative Financial Instruments

The FASB’s authoritative guidance establishes accounting and reporting standards for derivative instruments and hedging activities. All hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured as of the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, we account for our instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts is assessed by NetScout quarterly. We record the fair value of our derivatives in other current assets and other current liabilities. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to our consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in our consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in our consolidated statement of cash flows.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

Share-based Compensation

NetScout recognizes compensation expense for all share-based payments granted after April 1, 2006 and those shares granted in prior periods but not yet vested as of April 1, 2006, in accordance with GAAP. Under the fair value recognition provisions, share-based compensation is calculated net of an estimated forfeiture rate and compensation cost is only recognized for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Foreign Currency

NetScout accounts for its reporting of foreign operations in accordance with guidance which establishes guidelines for the determination of the functional currency of foreign subsidiaries. NetScout’s foreign subsidiaries are an extension of NetScout’s U.S. operations. All revenue transactions are generated out of the Company’s U.S. headquarters in U.S. dollars. In accordance with the guidance, NetScout has determined its functional currency for its foreign subsidiaries to be the U.S. dollar. Foreign subsidiary expenses that are denominated in a currency other than the functional currency are translated at the foreign exchange rate in effect at the time the transaction is recorded.

NetScout will experience currency exchange risk with respect to those foreign currency denominated expenses. In order to partially offset the risks associated with the effects of certain foreign currency exposures, NetScout has established a program that utilizes foreign currency forward contracts. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency transaction gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period. For further information see Note 9.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was $201 thousand, $366 thousand and $267 thousand for the years ended March 31, 2010, 2009 and 2008, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities and restricted investments, unrealized gain (loss) on hedge contracts and foreign currency translation adjustments.

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

Recent Accounting Standards

Fair Value Disclosures. In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels I and II of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level III reconciliation which will replace the net presentation format. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level II or Level III. The Company adopted the new guidance in the fourth quarter of our fiscal year 2010, except for the gross presentation of the Level III rollforward information which is effective for fiscal years beginning after December 15, 2010 (fiscal year 2012 for the Company). Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company’s financial position or results of operations.

Revenue Arrangements with Multiple Deliverables. In September 2009, authoritative guidance on software enabled products was issued. Under this guidance, tangible products that contain software components that work together with the hardware to provide the essential functionality of the tangible product will be removed from the scope of the software revenue recognition guidance. These products will be accounted for under guidance for multiple deliverable arrangements that do not include software. Products that contain software only will continue to be accounted for under the software revenue recognition guidance. Under the new guidance the Company will allocate any discount in an arrangement proportionally across all hardware-related deliverables using its best estimate of selling price, rather than under the residual method as described in its current revenue accounting policy footnote. This guidance is effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2012 for the Company), and early adoption is permitted. The Company is early adopting the new guidance on April 1, 2010 and does not expect its impact to be significant.

Variable Interest Entities. In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of qualifying special-purpose entities. This amendment contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the amendment. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The amendment is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009 (fiscal year 2011 for the Company), and for interim periods within that first period, with earlier adoption prohibited. The guidance is not expected to have an

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies (Continued)

impact on the Company’s financial position or results of operations, since the Company does not have any variable interest entities and does not expect to have these entities at adoption.

Transfers of Financial Assets. In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This amendment will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 (fiscal year 2011 for the Company), and in interim periods within those fiscal years with earlier adoption prohibited. The guidance is not expected to have an impact on the Company’s financial position or results of operations, since the Company does not have any special-purpose entities and does not expect to have these entities at adoption.

3. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2010 and 2009.

The following is a summary of marketable securities held by NetScout at March 31, 2010 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 4):
U.S. government and municipal obligations	$42,026	$59	$42,085
Commercial paper	8,993	—	8,993
Corporate bonds	9,039	(15)	9,024
Certificate of deposits	10,761	—	10,761

Subtotal	70,819	44	70,863
Less: restricted investment	937	51	988

Total short-term marketable securities	69,882	(7)	69,875

Auction rate securities	32,399	(3,924)	28,475
U.S. government and municipal obligations	2,032	(4)	2,028
Corporate bonds	3,589	(2)	3,587
Certificate of deposits	3,266	(2)	3,264

Total long-term marketable securities	41,286	(3,932)	37,354

	$111,168	$(3,939)	$107,229

Maturity dates for short-term marketable securities held at March 31, 2010 range from April 2010 to March 2011. Maturity dates for long-term marketable securities held at March 31, 2010, which consist of auction rate securities, corporate bonds and certificate of deposits, range from April 2011 to December 2039.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Cash, Cash Equivalents and Marketable Securities (Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2009, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 4):
U.S. government and municipal obligations	$20,911	$77	$20,988
Corporate bonds	4,397	(26)	4,371

Subtotal	25,308	51	25,359
Less: restricted investment	1,155	42	1,197

Total short-term marketable securities	24,153	9	24,162

Auction rate securities	33,161	(3,633)	29,528

Total long-term marketable securities	33,161	(3,633)	29,528

	57,314	(3,624)	53,690

Maturity dates for short-term marketable securities held at March 31, 2009 range from April 2009 to March 2010. Maturity dates for long-term marketable securities held at March 31, 2010, which consist of auction rate securities, range from December 2032 to December 2039.

The Company’s long-term marketable securities include investments in auction rate securities valued at $28.5 million at March 31, 2010. Beginning in February 2008 and continuing through the March 31, 2010, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify its auction rate securities as long-term marketable securities on the consolidated balance sheet. As of March 31, 2010, the Company’s auction rate securities consisted of six positions issued by municipal agencies with a total par value of $32.4 million and a current estimated market value totaling $28.5 million. These auction rate securities have maturity dates ranging from December 2032 through December 2039. As of March 31, 2010 these investments have investment grade ratings ranging from AAA to A by Standard and Poor’s. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies. The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs.

At March 31, 2010, the Company valued its auction rate securities at fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of March 31, 2010, historical spreads in comparison to U.S. Treasuries at the last date on which the market was considered active for these securities, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is estimated at between 53 and 57 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of $3.9 million ($2.4 million, net of tax) as of March 31, 2010 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents an incremental decline in the fair value of these securities by $291 thousand ($179 thousand, net of tax) during the fiscal year ended March 31, 2010. The decline during this time was due to changes in market interest rates used to value the securities.

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

4. Fair Value Measurements

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities and derivative financial instruments. The Company’s investment instruments, except for auction rate securities, listed below are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. The Company’s derivative financial instruments consist of forward foreign exchange contracts and are classified as Level II because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. For further information on the Company’s derivative instruments refer to Note 9. The Company’s auction rate securities are classified as Level III of the fair value hierarchy due to the limited market data for pricing these securities.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Fair Value Measurements (Continued)

The following table summarizes the valuation of the Company’s financial assets and liabilities by the above categories as of March 31, 2010 (in thousands):

	Total Fair Value	Level I	Level II	Level III
ASSETS:
Cash and cash equivalents	$63,322	$63,322	—	—
U.S. government and municipal obligations	44,113	44,113	—	—
Commercial paper	8,993	8,993	—	—
Corporate bonds	12,611	12,611	—	—
Certificate of deposits	14,025	14,025	—	—
Less: restricted investment	(988)	(988)	—	—
Auction rate securities	28,475	—	—	28,475
Derivative asset	94	—	94	—

	$170,645	$142,076	$94	$28,475

LIABILITIES:
Derivative financial instruments	$359	$—	$359	$—

	$359	$—	$359	$—

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

The Company has concluded that no other-than-temporary impairment of its auction rate securities has occurred because it believes that the declines in fair value that have occurred are due to general market conditions and these investments continue to be of high credit quality. Additionally, the Company does not currently intend to sell these securities, it is more likely than not that the Company will not be required to sell these securities before recovering their cost basis and the Company expects to recover the entire amortized cost basis in these securities. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of the Company’s auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, or the discount factor associated with illiquidity and the credit ratings of its securities. There is no assurance as to when liquidity will return to this investment class, and therefore, the Company continues to monitor and evaluate these securities. For further information on the Company’s approach to valuing these securities refer to Note 3.

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

through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. Also, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received to determine if the amortized cost basis of the security exceeds the present value of expected future cash flows. In the event of an expected credit loss, only the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of expected credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company does not currently intend to sell its auction rate securities. Based on the Company’s expected operating cash flows and the Company’s other sources of cash, the Company does not expect the lack of liquidity in these investments to affect its ability to continue to hold the securities until a recovery in the auction process or other liquidity event occurs. Additionally, the Company believes that the present value of expected future cash flows is sufficient to recover the amortized cost basis of the securities. Therefore, the Company does not believe that the decline in value of its auction rate securities is other than temporary or any portion of the temporary decline is the result of a credit loss. As such, the adoption of the new guidance did not have a material impact on its financial position or results of operations and the Company continues to classify impairments of auction rate securities as temporary.

The following table provides a summary of changes in fair value of our Level III financial assets (in thousands):

	March 31,
	2010	2009
Balance at beginning of period	$29,528	$33,764
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(112)	(487)
Unrealized losses included in accumulated other comprehensive income (loss)	(291)	(3,349)
Redemptions	(650)	(400)

Balance at end of period	$28,475	$29,528

5. Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO, method. Inventories consist of the following (in thousands):

	March 31,
	2010	2009
Raw materials	$5,184	$4,138
Work in process	269	249
Finished goods	3,728	2,463

	$9,181	$6,850

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Fixed Assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2010	2009
Furniture and fixtures	3-7	$3,149	$2,999
Computer equipment and internal use software	3-5	35,081	37,231
Demonstration and spare part units	2	3,966	5,032
Leasehold improvements	4-12	4,941	4,807

		47,137	50,069
Less – accumulated depreciation		(34,364)	(36,221)

		$12,773	$13,848

Depreciation expense on fixed assets for the years ended March 31, 2010, 2009 and 2008 was $8.3 million, $7.8 million and $5.7 million, respectively.

Through April 13, 2007, certain costs incurred in the procurement and development of an Enterprise Resource Planning, or ERP, system were capitalized in accordance with authoritative guidance. Preliminary project planning costs associated with the project were expensed as incurred, while software license, integration, testing and other direct costs associated with the application development phase were capitalized. As of March 31, 2010, capitalized software costs for the ERP system totaling $3.8 million are included on the consolidated balance sheet within fixed assets. Amortization of internal use software began on August 1, 2007 and is being recorded on a straight-line basis over five years. Amortization of internal use software was $768 thousand, $768 thousand and $512 thousand for the years ended March 31, 2010, 2009 and 2008.

7. Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $128.2 million as of March 31, 2010 and 2009. The Company’s goodwill resulted from the acquisition of Network General in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

The change in the carrying amount of goodwill for the fiscal years ended March 31, 2010 and 2009 is as follows (in thousands):

Balance as of March 31, 2008	$131,802
Purchase price allocation adjustment	(3,625)

Balance as of March 31, 2009	$128,177

Balance as of March 31, 2010	$128,177

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Goodwill & Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets consist of the following as of March 31, 2010 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(9,618)	$10,282
Customer relationships	29,200	(4,553)	24,647
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	(292)	44

	$68,036	$(14,463)	$53,573

Acquired intangible assets consist of the following as of March 31, 2009 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(5,638)	$14,262
Customer relationships	29,200	(2,669)	26,531
Indefinite lived tradename	18,600	—	18,600
Net beneficial leases	336	(119)	217

	$68,036	$(8,426)	$59,610

Amortization of acquired software included as cost of product revenue was $4.0 million, $4.0 million and $2.1 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Amortization of other acquired intangible assets included as operating expense was $2.1 million, $2.0 million and $832 thousand for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The following is the expected future amortization expense as of March 31, 2010 for the years ended March 31 (in thousands):

2011	$5,887
2012	5,885
2013	4,206
2014	1,884
2015	1,884
Thereafter	15,227

Total	$34,973

The weighted average useful life of acquired intangible assets is 11 years.

8. Capitalized Software Development Costs

As of March 31, 2010, capitalized software development costs totaled $408 thousand. Amortization of capitalized software development costs will begin once the project is ready for sale to the general public, which is expected to be in the first half of the Company’s fiscal year 2011. No other costs were capitalized related to

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Capitalized Software Development Costs (Continued)

other research and development projects during fiscal years ended March 31, 2010, 2009 and 2008 since the amounts subject to capitalization were not material according to guidance from the FASB. Amortization of capitalized software development costs for previously capitalized software products, which became fully amortized during fiscal year 2009, was $6 thousand and $164 thousand for the fiscal years ended March 31, 2009 and 2008, respectively.

9. Derivative Instruments and Hedging Activities

NetScout operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The exposures result from costs that are denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound, Canadian Dollar, and Indian Rupee. During the year ended March 31, 2010, the Company began managing its foreign currency transaction risk by hedging forecasted cash flows for operating expenses for up to twelve months, within specified guidelines through the use of forward contracts. The Company enters into foreign currency exchange contracts to hedge cash flow exposures from costs that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges at inception.

All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. As of March 31, 2010, the Company had open contracts with notional amounts totaling $9.4 million that mature over the next twelve months.

The following table summarizes the Company’s fair value of outstanding derivatives at March 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$94	Accrued other liabilities	$359

Total		$94		$359

The following table provides the effect foreign exchange forward contracts had on other comprehensive loss and results of operations as of March 31, 2010 (in thousands):

Effective Portion				Ineffective Portion
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (amount excluded from effectiveness testing) (c)
Forward contracts	$(474)	Research and development	$(6)	Research and development	($3)
		Sales and marketing	$(209)	Sales and marketing	$1

	$(474)		$(215)		($2)

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Derivative Instruments and Hedging Activities (Continued)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No amounts were recognized in income due to ineffectiveness.

10. Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General on November 1, 2007. The $10 million revolving credit facility replaced a previous $5 million revolving credit facility with Silicon Valley Bank. No amounts were outstanding under the revolving credit facility as of March 31, 2010.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. The applicable margin varies depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. At March 31, 2009, the term loan incurred interest at 4.375%. As of March 31, 2010, the applicable interest rate on the term loan was 2.688%, and the Company expects this to be the rate in effect until June 30, 2010.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of March 31, 2010, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2011	$11,250
2012	15,000
2013	53,106

Total	$79,356

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of March 31, 2010, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries,

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Long-term Debt (Continued)

(b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries as defined in the Credit Agreement, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company made a $3.1 million payment during the second quarter of fiscal year 2010 as a result of the annual excess cash flow calculation based on the year ended March 31, 2009 financial results. An excess cash flow payment was not triggered for the year ended March 31, 2010. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

11. Net Income (Loss) Per Share

Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except share and per share data):

	Year ended March 31,
	2010	2009	2008
Basic:
Net income (loss)	$27,917	$20,048	$(2,088)
Weighted average common shares outstanding	40,690,854	39,351,294	34,912,980

Basic net income (loss) per share	$0.69	$0.51	$(0.06)

Diluted:
Net income (loss)	$27,917	$20,048	$(2,088)

Weighted average common shares outstanding	40,690,854	39,351,294	34,912,980
Weighted average stock options	710,763	1,026,331	—
Weighted average restricted stock units	513,402	547,711	—

Diluted weighted average shares	41,915,019	40,925,336	34,912,980

Diluted net income (loss) per share	$0.67	$0.49	$(0.06)

The following table sets forth common stock and restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be antidilutive. This is due to the exercise prices exceeding the average market price of the Company’s common stock during the years ended March 31, 2010 and 2009 or due to the net loss incurred during the year ended March 31, 2008.

	Year ended March 31,
	2010	2009	2008
Stock options	200,497	223,719	1,456,476
Restricted stock units	5,697	30,903	199,747

12. Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Treasury Stock (Continued)

prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through March 31, 2010, the Company had repurchased a total of 486,794 shares of common stock through the open market stock repurchase program. The Company did not repurchase any shares during the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, we repurchased 188,567 shares for $2.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal year ended March 31, 2010. We did not have any such repurchases during the fiscal years ended March 31, 2009 and 2008, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

13. Stock Plans

1999 Stock Option and Incentive Plan

In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan, or the 1999 Stock Option Plan. The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. As of March 31, 2010, options to purchase an aggregate of 812,751 shares of common stock at a weighted average exercise price of $7.60 per share were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.

2007 Equity Incentive Plan

In September 2007, the 2007 Equity Incentive Plan, or the 2007 Plan, replaced the 1999 Stock Option Plan. The 2007 Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to our employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. A total of 5,000,000 equity awards are reserved for issuance under the 2007 Plan. As of March 31, 2010, an aggregate of 1,073,497 equity awards were outstanding under the 2007 Plan.

The 2007 Plan is administered by the Compensation Committee of the Board of Directors. For administrative convenience, the Board of Directors established the Equity Compensation Committee, which was responsible until April 29, 2009 for granting share-based awards to employees and consultants of the Company who are not directors or executive officers of the Company. The Equity Compensation Committee operated under guidelines established by the Board of Directors. The Equity Compensation Committee had the authority to select the employees and consultants to whom awards are granted (except for directors and executive officers) and determine the terms of each award, including the number of shares of common stock subject to the award.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Stock Plans (Continued)

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

Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its directors during fiscal years 2010, 2009, and 2008, and an annualized forfeiture rate of 10% for awards granted to its senior executives and remaining employees during fiscal years 2010, 2009 and 2008.

The following is a summary of share-based compensation expense for the years ended March 31, 2010, 2009 and 2008 (in thousands):

	Year ended March 31,
	2010	2009	2008
Cost of product revenue	$129	$119	$57
Cost of service revenue	237	217	78
Research and development	1,364	1,278	502
Sales and marketing	2,299	2,232	997
General and administrative	1,427	1,276	435

	$5,456	$5,122	$2,069

Transactions under the 1990 and 1999 Stock Option Plans, the 1997 and 2000 Stock Incentive Plans and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2008, 2009 and 2010 are summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding-March 31, 2007	3,274,289	$6.28	617,624	$6.42
Granted	—	—	1,981,647	9.51
Exercised (Options)/Issued (RSU’s)	(532,211)	5.14	(256,739)	5.97
Canceled	(26,117)	7.70	(55,516)	7.96

Outstanding-March 31, 2008	2,715,961	6.49	2,287,016	9.11
Granted	—	—	263,102	11.65
Exercised (Options)/Issued (RSU’s)	(819,580)	5.58	(621,445)	8.84
Canceled	(3,450)	6.22	(176,972)	9.21

Outstanding-March 31, 2009	1,892,931	6.89	1,751,701	9.58
Granted	—	—	120,279	11.19
Exercised (Options)/Issued (RSU’s)	(1,026,771)	5.64	(651,666)	9.21
Canceled	(52,419)	20.50	(107,938)	9.64

Outstanding-March 31, 2010	813,741	$7.60	1,112,376	$9.96

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Stock Plans (Continued)

As of March 31, 2010, there were 2,970,730 shares of common stock available for grant under the 2007 Plan.

The aggregate intrinsic values of stock options and restricted stock units as of March 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
Options:
Outstanding(1)	$6,084	$3,177	$9,450
Exercisable(1)	$6,084	$3,158	$9,242
Restricted Stock Units(2)	$16,452	$12,542	$21,282

(1)	The aggregate intrinsic values in this table were calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2010 ($14.79), 2009 ($7.16) and 2008 ($9.30) and the exercise price of the underlying options.
(2)	The aggregate intrinsic values in this table were calculated based on the closing market value of the Company’s common stock on March 31, 2010 ($14.79), 2009 ($7.16) and 2008 ($9.30) for the underlying restricted stock units.

As of March 31, 2010, there was no unrecognized compensation cost related to stock options.

As of March 31, 2010, the total unrecognized compensation cost related to restricted stock unit awards was $8.1 million, which is expected to be amortized over a weighted-average period of 1.9 years.

14. Retirement Plan

In 1996, NetScout established an employee savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. NetScout matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $1.9 million, $1.7 million and $1.4 million to the plans for the years ended March 31, 2010, 2009 and 2008, respectively.

15. Income Taxes

Income (loss) before income tax expense (benefit) consisted of the following:

	Year ended March 31,
	2010	2009	2008
Domestic	$40,371	$28,284	$(9,345)
Foreign	2,700	2,757	2,796

	$43,071	$31,041	$(6,549)

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Income Taxes (Continued)

The components of the income tax expense (benefit) are as follows:

	Year ended March 31,
	2010	2009	2008
Current income tax expense (benefit):
Federal	$8,499	$369	$(3,695)
State	611	232	72
Foreign	856	1,101	561

	9,966	1,702	(3,062)

Deferred income tax expense (benefit):
Federal	4,825	8,606	(765)
State	363	685	(634)

	5,188	9,291	(1,399)

	$15,154	$10,993	$(4,461)

The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year ended March 31,
	2010	2009	2008
Statutory U.S. federal tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal tax effect	3.1	3.1	(5.1)
Share-based compensation expense	—	—	0.8
Tax-exempt interest	(0.2)	(1.3)	(14.2)
Research and development tax credits	(1.7)	(3.4)	(10.0)
Tax rate differential of foreign operations	(0.2)	(0.4)	(6.4)
Meals and entertainment	0.7	1.2	3.0
Other	(1.5)	1.2	(1.2)

	35.2%	35.4%	(68.1)%

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. A valuation allowance has been established for certain federal foreign tax credits related to the Network General acquisition, which the Company believes do not meet the “more likely than not” criteria established under generally accepted accounting standards for income taxes. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a charge to income tax expense in the period such determination is made. Deferred income taxes were not provided on approximately $9.9 million of undistributed earnings of certain foreign subsidiaries as of March 31, 2010 because such undistributed foreign earnings are to be indefinitely reinvested outside of the United States. As of March 31, 2010, the Company has deemed it impracticable to determine the amount of any taxes payable if these amounts were to be repatriated to the United States.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Income Taxes (Continued)

At March 31, 2010, the Company had United States federal net operating loss carryforwards of $56.0 million. At March 31, 2010, the Company had state net operating loss carryforwards of $75.5 million. At March 31, 2010, the Company had federal and state research and development tax carryforwards of $2.2 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2023 and extending through 2027, if not utilized. Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.

The components of net deferred tax assets are as follows:

	Year ended March 31,
	2010	2009
Assets:
Accrued expenses	$2,923	$3,342
Depreciation	619	421
Deferred revenue	6,798	2,940
Reserves	603	613
Net operating loss carryforwards	23,504	26,155
Tax credit carryforwards	1,994	4,180
Share-based compensation	—	81
Auction rate securities temporary impairment	1,506	1,394
Other	160	130

	38,107	39,256
Liabilities:
Intangible assets	(4,978)	(1,270)
Share-based compensation	(120)	—
Valuation allowance	(249)	(249)

	$32,760	$37,737

The Company files U.S. federal tax returns and files returns in various states, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2006, although carryforward attributes that were generated prior to 2006 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of the tax return previously filed.

Effective April 1, 2007, the Company adopted new generally accepted accounting principles for the provision of uncertain tax positions. The implementation did not have a material impact on our consolidated financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2010 and 2009 is as follows (in thousands):

	Year ended March 31,
	2010	2009
Balance at April 1,	$314	$135
Additions based on tax positions related to the current year	35	53
Additions for tax positions of prior years	—	126

Balance at March 31,	$349	$314

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Income Taxes (Continued)

The Company’s policy to include interest and penalties, related to unrecognized tax benefits, as a component of interest expense on the condensed consolidated statements of operations did not change as a result of implementing the new accounting standards for uncertain tax positions. Accrued interest and penalties as of March 31, 2010 is $22 thousand. The Company does not reasonably estimate that its unrecognized tax benefit will change significantly within the next twelve months.

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

16. Commitments and Contingencies

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $6.5 million, $6.8 million and $5.2 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

As of March 31, 2010, future non-cancelable minimum lease commitments (including office space, copiers and automobiles) are as follows:

Year ending March 31,
2011	$5,961
2012	5,057
2013	3,758
2014	1,378

Total minimum lease payments	$16,154

Contingencies

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc. filed an amended complaint in the Superior Court of California, San Francisco County, against Network General Corporation and certain of its officers and directors relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. NetScout acquired Network General in November 2007. Following full legal briefing and a hearing held on February 18, 2009, the court dismissed the amended complaint against certain of the former officers and directors of Network General, and permitted certain claims to proceed against Network General and its former president. As of May 6, 2010, subsequent to our fiscal year end, without admission or finding of liability by any party and to avoid further expense and inconvenience of this litigation, the plaintiffs and the remaining defendants agreed to a confidential Settlement Agreement and Mutual Release, resolving all claims the parties had or may have had against one another, with dismissal of the lawsuit to follow. The settlement of the claims are immaterial to the ongoing operations and financial condition of the Company because all settlement payments will be made directly by the Company’s insurance carrier.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

17. Segment and Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Europe (including the United Kingdom, Germany, France, Spain, Italy and Norway), Asia (including China, Hong Kong, Japan, Korea, Malaysia, Singapore and Taiwan) and the Rest of World (including South Africa, Australia, Canada, India, Brazil, Mexico and the United Arab Emirates). In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.

Total revenue by geography is as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
United States	$189,517	$199,737	$123,321
Europe	35,072	37,618	27,188
Asia	13,694	12,973	11,093
Rest of World	22,059	17,276	7,354

	$260,342	$267,604	$168,956

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

18. Subsequent Events

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements. No material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in these financial statements, except the disclosure in Note 16.

19. Quarterly Results of Operations – Unaudited

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2010 and 2009. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
Revenue	$71,874	$70,715	$59,691	$58,062	$66,086	$72,050	$68,861	$60,607
Gross profit	56,256	55,310	46,818	45,894	50,656	56,024	51,515	45,269
Net income	7,053	8,541	7,086	5,237	5,674	7,935	4,942	1,497
Diluted net income per share	$0.17	$0.20	$0.17	$0.13	$0.14	$0.20	$0.12	$0.04

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Deductions) Resulting in Charges (Benefits) to Operations	Additions Resulting in Charges to Other Accounts		Deductions due to Write-Offs	Balance at End of Year
	(in thousands)
Year ended March 31, 2008
Allowance for doubtful accounts	$9	$77	$—		$—	$86
Deferred tax asset valuation allowance	$—	$—	$3,505	(1)	$—	$3,505
Year ended March 31, 2009
Allowance for doubtful accounts	$86	$608	$—		$(122)	$572
Deferred tax asset valuation allowance	$3,505	$—	$(3,256	)(2)	$—	$249
Year ended March 31, 2010
Allowance for doubtful accounts	$572	$187	$—		$(332)	$427
Deferred tax asset valuation allowance	$249	$—	$—		$—	$249

(1)	Recorded in connection with the acquisition of Network General.
(2)	Adjustment recorded to goodwill.

S-1

NetScout Systems, Inc

Index to Exhibits

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2, 4.2	Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K filed on January 27, 2009 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

4.4	Stockholders Agreement, dated September 19, 2007, by and among NetScout and certain stockholders of Network General Central Corporation (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference).

10.1	1997 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.3 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.2	1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).*

10.4	Form of Restricted Stock Unit Agreement with respect to the NetScout 1999 Stock Option and Incentive Plan (filed as Exhibit 10.2 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).*

10.5	1999 Employee Stock Purchase Plan, as amended (included as Annex A to NetScout’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference).*

10.6	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.7	2000 Stock Incentive Plan of NextPoint Networks, Inc., assumed by NetScout (filed as Exhibit 4.4 to NetScout’s Registration Statement on Form S-8 (No. 333-41880) and incorporated herein by reference).*

10.8	Form of Indemnification Agreement (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on September 19, 2006 and incorporated herein by reference).*

10.9	Summary of Non-Employee Director Compensation (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).*

10.10	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference).*

10.11	Amendment No. 1 to Agreement Relating to Employment, dated February 2, 2007, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 and incorporated herein by reference).*

10.12	Amendment No. 2 to Agreement Relating to Employment, dated December 22, 2008, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 and incorporated herein by reference).*

10.13	Separation Agreement, dated January 3, 2007, by and between NetScout and Narendra V. Popat (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference).*

10.14	NetScout 2007 Equity Incentive Plan. (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.15	NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8 (No. 333-148364) and incorporated herein by reference).*

10.16	Credit and Security Agreement, dated as of December 21, 2007, by and among, NetScout, KeyBank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on December 31, 2007 and incorporated herein by reference).

10.17	Form of Severance Agreement for Executive Officers (filed as Exhibit 10.17 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference).*

10.18	Form of Severance Agreement for Executive Officers (change of control only) (filed as Exhibit 10.18 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference).*

10.19	First Amendment Agreement, dated as of December 4, 2009, to the Credit and Security Agreement, dated as of December 21, 2007, by and among NetScout, Keybank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 and incorporated herein by reference).

21	Subsidiaries of NetScout.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.