Form 10-Q
period 2010-06-30
NETSCOUT SYSTEMS INC
filed 2010-08-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 5, 2010 was 41,910,222.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$98,063	$63,322
Marketable securities	63,513	69,875
Accounts receivable, net of allowance for doubtful accounts of $412 and $427 at June 30, 2010 and March 31, 2010, respectively	40,318	65,556
Inventories	9,964	9,181
Prepaid income taxes	442	2,730
Deferred income taxes	2,813	2,698
Prepaid expenses and other current assets	4,418	5,422

Total current assets	219,531	218,784
Fixed assets, net	12,848	12,773
Goodwill	128,177	128,177
Acquired intangible assets, net	52,101	53,573
Deferred income taxes	28,524	30,062
Long-term marketable securities	29,415	37,354
Other assets	1,850	1,878

Total assets	$472,446	$482,601

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,521	$7,307
Accrued compensation	13,836	19,806
Accrued other	4,573	5,051
Current portion of long-term debt	12,500	11,250
Deferred revenue	75,670	84,196

Total current liabilities	115,100	127,610
Other long-term liabilities	455	551
Accrued long-term retirement benefits	1,689	1,645
Long-term deferred revenue	15,054	17,846
Long-term debt, net of current portion	64,356	68,106

Total liabilities	196,654	215,758

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2010 and March 31, 2010	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 46,595,042 and 46,490,166 shares issued and 41,861,899 and 41,769,680 shares outstanding at June 30, 2010 and March 31, 2010, respectively	47	46
Additional paid-in capital	210,843	209,146
Accumulated other comprehensive loss	(1,532)	(1,817)
Treasury stock at cost, 4,733,241 and 4,720,584 shares at June 30, 2010 and March 31, 2010, respectively	(31,870)	(31,691)
Retained earnings	98,304	91,159

Total stockholders’ equity	275,792	266,843

Total liabilities and stockholders’ equity	$472,446	$482,601

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenue:
Product	$33,972	$28,391
Service	32,839	29,671

Total revenue	66,811	58,062

Cost of revenue:
Product	8,851	7,259
Service	5,724	4,909

Total cost of revenue	14,575	12,168

Gross profit	52,236	45,894

Operating expenses:
Research and development	9,778	9,218
Sales and marketing	25,119	22,106
General and administrative	5,297	5,230
Amortization of acquired intangible assets	477	490

Total operating expenses	40,671	37,044

Income from operations	11,565	8,850
Interest and other income (expense), net:
Interest income	178	277
Interest expense	(622)	(1,087)
Other income (expense), net	4	91

Total interest and other income (expense), net	(440)	(719)

Income before income tax expense	11,125	8,131
Income tax expense	3,980	2,894

Net income	$7,145	$5,237

Basic net income per share	$0.17	$0.13
Diluted net income per share	$0.17	$0.13
Weighted average common shares outstanding used in computing:
Net income per share - basic	41,812	40,309
Net income per share - diluted	42,482	41,119

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,145	$5,237
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,472	3,599
Loss on disposal of fixed assets	18	19
Share-based compensation expense associated with equity awards	1,178	1,283
Deferred income taxes	1,174	833
Changes in assets and liabilities
Accounts receivable	25,238	10,811
Inventories	(783)	(2)
Prepaid income taxes	2,288	1,739
Prepaid expenses and other current assets	914	(189)
Other assets	28	185
Accounts payable	1,214	561
Accrued compensation and other expenses	(6,714)	(11,173)
Income taxes payable	—	1,420
Deferred revenue	(11,318)	(4,515)

Net cash provided by operating activities	23,854	9,808

Cash flows from investing activities:
Purchase of marketable securities	(2,265)	(13,458)
Proceeds from maturity of marketable securities	17,404	1,128
Purchase of fixed assets	(2,093)	(1,972)

Net cash provided by (used in) investing activities	13,046	(14,302)

Cash flows from financing activities:
Proceeds from the exercise of stock options	143	86
Repayment of long-term debt	(2,500)	(2,500)
Excess tax benefit from stock options exercised	198	419

Net cash used in financing activities	(2,159)	(1,995)

Net increase (decrease) in cash and cash equivalents	34,741	(6,489)
Cash and cash equivalents, beginning of period	63,322	82,222

Cash and cash equivalents, end of period	$98,063	$75,733

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and for the three months ended June 30, 2010 and 2009 have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results of operations for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities Exchange Commission, or SEC, on May 28, 2010.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in a multiple deliverable arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices, or ESP, of deliverables if a vendor does not have vendor-specific objective evidence, or VSOE, of selling price or third-party evidence of selling price, TPE; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of 2010 on a prospective basis for applicable transactions originating or materially modified after April 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations for the three months ended June 30, 2010. The following reflects our updated policy for revenue recognition.

Product revenue consists of sales of hardware products (which include embedded software that works together with the hardware to deliver the product’s essential functionality), licensing of software products, and sale of hardware bundled with a software license. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because many of our solutions are comprised of both hardware and more than incidental software components, we recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition.

Service revenue consists primarily of fees from customer support agreements, consulting and training. The Company generally provides software and hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration, typically for 12-month periods. Revenue from customer support agreements is recognized ratably over the support period. Revenue from consulting and training services is recognized as the work is performed.

Multi-element arrangements are concurrent customer purchases of a combination of product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, the total transaction revenue is allocated to the multiple elements based on each element’s relative fair value compared to the total fair value. Each element’s relative fair value is based on management’s best estimate of selling price paid by customers when the element is sold separately. Sales of all products and services are reviewed quarterly and best estimate of selling price for each element is updated, when appropriate, to ensure that it reflects recent pricing experience.

For multi-element arrangements comprised only of software products and related services, a portion of the total purchase price is allocated to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method. Vendor-specific objective evidence of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. The separate sales of the undelivered elements is reviewed on a quarterly basis and vendor-specific objective evidence of fair value for such elements updated, when appropriate, to ensure that it reflects recent pricing experience.

For multi-element arrangements comprised of a combination of hardware and software elements, the total transaction value is bifurcated between the hardware elements and the software elements based on the relative selling prices of the hardware deliverables and the software elements as a group. Then, revenue for the hardware and hardware-related services is recognized following the hardware revenue recognition methodology outlined above and revenue for the software and software-related services is recognized following the residual method.

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Long-term marketable securities include auction rate securities which are currently illiquid, corporate bonds and certificates of deposit. Auction rate securities are stated at fair value based on discounted cash flow calculations. At June 30, 2010 and March 31, 2010, the Company had one customer which accounted for more than 10% of the accounts receivable balance. During the three months ended June 30, 2010 and 2009 no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

3.	Share-Based Compensation

The following is a summary of share-based compensation expense (in thousands):

	Three Months Ended June 30,
	2010	2009
Cost of product revenue	$20	$28
Cost of service revenue	60	56
Research and development	273	308
Sales and marketing	484	556
General and administrative	341	335

	$1,178	$1,283

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents, short-term marketable securities and long-term marketable securities are stated at fair value. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2010 and March 31, 2010.

Marketable Securities

The following is a summary of marketable securities held by NetScout at June 30, 2010 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$38,810	$51	$38,861
Commercial paper	5,198	—	5,198
Corporate bonds	10,016	(95)	9,921
Certificates of deposit	10,534	(11)	10,523

Subtotal	64,558	(55)	64,503
Less: restricted investment	944	46	990

Total short-term marketable securities	63,614	(101)	63,513

Auction rate securities	28,063	(2,979)	25,084
Corporate bonds	2,586	(12)	2,574
Certificates of deposit	1,766	(9)	1,757

Total long-term marketable securities	32,415	(3,000)	29,415

	$96,029	$(3,101)	$92,928

Maturity dates for short-term marketable securities held at June 30, 2010 range from July 2010 to May 2011. Maturity dates for long-term marketable securities held at June 30, 2010, which consist of auction rate securities, corporate bonds and certificates of deposit, range from July 2011 to December 2039.

The following is a summary of marketable securities held by NetScout at March 31, 2010, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$42,026	$59	$42,085
Commercial paper	8,993	—	8,993
Corporate bonds	9,039	(15)	9,024
Certificates of deposit	10,761	—	10,761

Subtotal	70,819	44	70,863
Less: restricted investment	937	51	988

Total short-term marketable securities	69,882	(7)	69,875

Auction rate securities	32,399	(3,924)	28,475
U.S. government and municipal obligations	2,032	(4)	2,028
Corporate bonds	3,589	(2)	3,587
Certificates of deposit	3,266	(2)	3,264

Total long-term marketable securities	41,286	(3,932)	37,354

	$111,168	$(3,939)	$107,229

Maturity dates for short-term marketable securities held at March 31, 2010 range from April 2010 to March 2011. Maturity dates for long-term marketable securities held at March 31, 2010, which consist of auction rate securities, corporate bonds and certificates of deposit, range from April 2011 to December 2039.

The Company’s long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through June 30, 2010, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify them as long-term on its consolidated balance sheet. As of June 30, 2010, the Company’s auction rate securities consisted of five positions issued by municipal agencies with a total par value of $28.1 million and a current estimated market value totaling $25.1 million. As of June 30, 2010, these investments have investment grade ratings ranging from AAA to A by Standard and Poor’s. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies.

During the quarter ended June 30, 2010, redemptions by the issuers for certain of the Company’s auction rate securities totaling $4.3 million were settled at par. In addition, subsequent to quarter end a total of $2.3 million of auction rate securities were redeemed at par value, providing liquidity for a portion of these securities.

At June 30, 2010, the Company valued its outstanding auction rate securities at fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of June 30, 2010, historical spreads in comparison to U.S. Treasuries, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is estimated at between 53 and 57 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of $3.0 million ($1.8 million, net of tax) as of June 30, 2010 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents a reduction in the valuation reserve of $945 thousand ($582 thousand, net of tax) during the quarter ended June 30, 2010 reflecting redemptions at par during the quarter ended June 30, 2010, as well as $2.3 million redeemed at par subsequent to quarter end. The valuation is also impacted by changes in market interest rates used to value the securities. To the extent the Company determines that any impairment is other-than-temporary, the Company would record a charge to earnings.

The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. Based on the Company’s current cash position, expected operating cash flows and the Company’s other sources of cash, the Company does not believe that it is more likely than not that it will be required to sell the securities before a recovery in the auction process or other liquidity event occurs. Additionally, the Company believes that the present value of expected future cash flows consisting of interest payments and the return of principal is sufficient to recover the amortized cost basis of the securities and expects to collect these cash flows. Therefore, the Company does not believe that the decline in value of its auction rate securities is other than temporary, or that any portion of the temporary decline is the result of a credit loss.

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $990 thousand and $988 thousand as of June 30, 2010 and March 31, 2010, respectively, which is included in prepaid and other current assets. As of June 30, 2010, there were unrealized gains of $46 thousand recorded as accumulated other comprehensive income (loss) related to this investment. As of March 31, 2010, there were unrealized gains of $51 thousand recorded as accumulated other comprehensive income (loss) related to this investment. The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

5.	Fair Value Measurements

The Company follows the authoritative guidance for fair value measurements of its financial assets and financial liabilities.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities and derivative financial instruments. The Company’s investment instruments, except for auction rate securities, listed below are classified within Level I of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. The Company’s derivative financial instruments consist of forward foreign exchange contracts and are classified as Level II because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. For further information on the Company’s derivative instruments refer to Note 9. The Company’s auction rate securities are classified as Level III of the fair value hierarchy due to the limited market data for pricing these securities. For further information on the Company’s auction rate securities refer to Note 4.

The following table summarizes the valuation of the Company’s marketable securities by the above levels as of June 30, 2010 (in thousands):

	Total Fair value	Level I	Level II	Level III
ASSETS:
Cash and cash equivalents	$98,063	$98,063	$—	$—
U.S. government and municipal obligations	38,861	38,861	—	—
Commercial paper	5,198	5,198	—	—
Corporate bonds	12,495	12,495	—	—
Certificate of deposits	12,280	12,280	—	—
Less: restricted investment	(990)	(990)	—	—
Auction rate securities	25,084	—	—	25,084
Derivative asset	9	—	9	—

	$191,000	$165,907	$9	$25,084

LIABILITIES:
Derivative financial instruments	$583	$—	$583	$—

	$583	$—	$583	$—

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level III financial assets (in thousands):

	Quarter Ended
	June 30, 2010	March 31, 2010
Balance at beginning of period	$28,475	$28,484
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(36)	35
Unrealized losses included in accumulated other comprehensive income (loss)	151	(44)
Redemptions	(4,300)	—
Reversal of temporary loss on redeemed securities	794	—

Balance at end of period	$25,084	$28,475

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	June 30, 2010	March 31, 2010
Raw materials	$5,751	$5,184
Work in process	449	269
Finished goods	3,764	3,728

	$9,964	$9,181

7.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $128.2 million as of June 30, 2010 and March 31, 2010. The Company’s goodwill resulted from the acquisition of Network General Central Corporation, or Network General, in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

Acquired Intangible Assets

The net carrying amounts of acquired intangible assets were $52.1 million and $53.6 million as of June 30, 2010 and March 31, 2010, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired trade name or names, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Acquired intangible assets consist of the following as of June 30, 2010 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(10,613)	$9,287
Customer relationships	29,200	(5,024)	24,176
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	(298)	38

	$68,036	$(15,935)	$52,101

Amortization of developed product technology and acquired software included as cost of product revenue was $995 thousand for the three months ended June 30, 2010. Amortization of other acquired intangible assets included as operating expense was $477 thousand for the three months ended June 30, 2010.

Acquired intangible assets consist of the following as of March 31, 2010 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(9,618)	$10,282
Customer relationships	29,200	(4,553)	24,647
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	(292)	44

	$68,036	$(14,463)	$53,573

Amortization of developed product technology and acquired software included as cost of product revenue was $995 thousand for the three months ended June 30, 2009. Amortization of other acquired intangible assets included as operating expense was $490 thousand for the three months ended June 30, 2009.

The following is the expected future amortization expense as of June 30, 2010 for the years ended March 31 (in thousands):

2011 (remaining nine months)	$4,415
2012	5,885
2013	4,206
2014	1,884
2015	1,884
Thereafter	15,227

$33,501

The weighted average useful life of acquired intangible assets is 11 years.

8.	Capitalized Software Development Costs

As of June 30, 2010, capitalized software development costs totaled $408 thousand. On June 29, 2010, the Company met technological feasibility for nGenius Service Delivery Manager. Amortization of these capitalized software development costs will commence on July 1, 2010 on a straight-line basis for two years.

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

All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. As of June 30, 2010, the Company had open contracts with notional amounts totaling $10.8 million that mature over the next twelve months.

The location and amounts of derivative fair values on the condensed consolidated balance sheets as of June 30, 2010 and March 31, 2010 were as follows (in thousands):

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		June 30, 2010	March 31, 2010		June 30, 2010	March 31, 2010
Derivatives Designated as Hedging Instruments:
Foreign currency exchange forward contracts	Other current assets	$9	$94	Accrued other liabilities	$583	$359

The following table provides the effect foreign exchange forward contracts had on other comprehensive loss and results of operations as of June 30, 2010 and March 31, 2010 (in thousands):

	Effective Portion					Ineffective Portion
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (amount excluded from effectiveness Testing) (c)

	Three months ended
	June 30, 2010	March 31, 2010		June 30, 2010	March 31, 2010		June 30, 2010	March 31, 2010
Forward contracts	$(562)	$(474)	Research and development	$7	$(1)	Research and development	$(16)	$—
			Sales and marketing	(269)	(183)	Sales and marketing	7	3

	$(562)	$(474)		$(262)	$(184)		$(9)	$3

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No amounts were recognized in income due to ineffectiveness.

10.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General on November 1, 2007. No amounts were outstanding under the revolving credit facility as of June 30, 2010.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. The applicable margin varies depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. For the three months ended June 30, 2010 and 2009 the term loan incurred interest at 2.688% and 4.375%, respectively. Effective June 30, 2010, the interest rate on the term loan was 2.813%, and the Company expects this to be the rate in effect until the next reset period of September 30, 2010.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of June 30, 2009, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2011 (remaining nine months)	$8,750
2012	15,000
2013	53,106

$76,856

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of June 30, 2010, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries as defined in the Credit Agreement, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company made a $3.1 million payment during the second quarter of fiscal year 2010 as a result of the annual excess cash flow calculation based on the year ended March 31, 2009 financial results. An excess cash flow payment was not triggered for the year ended March 31, 2010. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

11.	Commitments and Contingencies

Contingencies

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc. filed an amended complaint in the Superior Court of California, San Francisco County, against Network General Corporation and certain of its officers and directors relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. NetScout acquired Network General in November 2007. Following full legal briefing and a hearing held on February 18, 2009, the court dismissed the amended complaint against certain of the former officers and directors of Network General, and permitted certain claims to proceed against Network General and its former president. As of May 6, 2010, without admission or finding of liability by any party and to avoid further expense and inconvenience of this litigation, the plaintiffs and the remaining defendants agreed to a confidential Settlement Agreement and Mutual Release, resolving all claims the parties had or may have had against one another. The lawsuit has been dismissed. The settlement of the claims was immaterial to the ongoing operations and financial condition of the Company because all settlement payments were covered by the Company’s insurance carrier.

12.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2010, the Company had repurchased a total of 486,794 shares of common stock through the open market stock repurchase program. The Company did not repurchase any shares during the three months ended June 30, 2010.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, we repurchased 12,657 shares for $179 thousand related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2010. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

13.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2010	2009
Basic:
Net income	$7,145	$5,237

Weighted average common shares outstanding	41,811,888	40,308,717

Basic net income per share	$0.17	$0.13

Diluted:
Net income	$7,145	$5,237

Weighted average common shares outstanding	41,811,888	40,308,717
Weighted average stock options	330,295	628,524
Weighted average restricted stock units	339,565	181,706

Diluted weighted average shares	42,481,748	41,118,947

Diluted net income per share	$0.17	$0.13

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive:

	Three Months Ended June 30,
	2010	2009
Stock options	97,250	242,969
Restricted stock units	28,590	80,799

	125,840	323,768

14.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on marketable securities and restricted investments and foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Net income	$7,145	$5,237
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	470	(137)
Unrealized loss on hedge contracts, net of tax	(185)	—

Comprehensive income	$7,430	$5,100

15.	Income Taxes

The estimated annual effective tax rate as of June 30, 2010 for fiscal year 2011 is 35.8%, compared to an estimated annual effective rate of 35.5% as of June 30, 2009 for fiscal year 2010. The increase in our effective tax rate is primarily due to the December 31, 2009 expiration of the federal research and development credit partially offset by an increase in the domestic production activities deduction. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, state taxes and the qualified production activities deduction.

Significant accounting judgments and estimates are made when determining whether it is more likely than not that the Company’s deferred income tax assets will be realized. Management has concluded that deferred income tax assets do not require a valuation allowance. If these judgments and estimates prove to be materially inaccurate, a valuation allowance may be required and the Company’s financial results could be materially and adversely impacted in the future. If the Company determines that it will not be able to realize some or all of its deferred income taxes in the future, an adjustment to the deferred income tax assets will be charged to income tax expense in the period such determination is made.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense on the condensed consolidated statements of operations. Accrued interest and penalties as of June 30, 2010 are $22 thousand.

16.	Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Europe (including the United Kingdom, Germany, France, Spain, Italy and Norway), Asia (including China, Hong Kong, Japan, Korea, Malaysia, Singapore and Taiwan) and Rest of World (including South Africa, Australia, Canada, India, Brazil, Mexico and the United Arab Emirates). In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.

Total revenue by geography is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
United States	$53,060	$45,792
Europe	6,255	5,560
Asia	2,823	2,189
Rest of World	4,673	4,521

	$66,811	$58,062

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

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements. No material subsequent events have occurred since June 30, 2010 that required recognition or disclosure in these financial statements.

18.	Recently Issued Accounting Pronouncements

Fair Value Disclosures. In January 2010, the Financial Accounting Standards Board, or FASB, issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels I and II of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level III reconciliation which will replace the net presentation format. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level II or Level III. The Company adopted the new guidance in the fourth quarter of our fiscal year 2010, except for the gross presentation of the Level III rollforward information which is effective for fiscal years beginning after December 15, 2010 (fiscal year 2012 for the Company). Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

NetScout was founded in 1984 and is headquartered in Westford, Massachusetts. We design, develop, manufacture, market, sell and support market leading unified service delivery management, service assurance and application and network performance management solutions focused on assuring service delivery for the world’s largest, most demanding and complex internet protocol, or IP, based service delivery environments. We manufacture and market these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts and current economic conditions.

Results Overview

We saw continued strength during our fiscal first quarter ending June 30, 2010, with product revenue growth of 20% and overall revenue growth of 15% compared to the prior year period driven by strength in our financial and service provider verticals. Gross margin declined slightly from 79% for the three months ending June 30, 2009 to 78% for the three months ended June 30, 2010 due to a shift in product mix. While operating expenses increased on higher sales and marketing expenses and incentive compensation, we improved our operating margin to 17% for the three months ended June 30, 2010, compared to 15% for the same period in the prior year. Net income and net income per share increased 36% and 31%, respectively compared to the prior year.

We also achieved a record high cash, cash equivalents and marketable securities balance of $191 million at June 30, 2010. This represents an increase of $20.4 million over the previous quarter end.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. Recent non-GAAP financial measures have included non-GAAP revenue, income from operations, net income and net income per diluted share, each of which were adjusted from amounts determined based on GAAP to exclude the effect of purchase accounting adjustments to reduce to fair value acquired deferred revenue resulting from our acquisition of Network General in November 2007, and to add back the revenue impact of recently adopted accounting guidance, share-based compensation expenses and the amortization of acquired intangible assets, net of related income tax effects.

Management regularly uses supplemental non-GAAP financial measures internally to understand, manage and evaluate its business and to make operating decisions. These non-GAAP measures are among the primary factors that management uses in planning and forecasting future periods. Management believes these non-GAAP financial measures enhance the reader’s overall understanding of NetScout’s current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how the Company plans and measures its business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and against prior periods by enabling investors to consider our operating results on both a GAAP and non-GAAP basis during periods where GAAP results were affected by non-recurring events, such as our acquisition of Network General.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	2009
GAAP revenue	$66,811	$58,062
Impact of new accounting guidance	130	—
Deferred revenue fair value adjustment	74	609

Non-GAAP revenue	$67,015	$58,671

GAAP net income	$7,145	$5,237
Impact of new accounting guidance	130	—
Deferred revenue fair value adjustment	74	609
Share based compensation expense	1,178	1,283
Amortization of acquired intangible assets	1,472	1,485
Income tax adjustments	(1,084)	(1,283)

Non-GAAP net income	$8,915	$7,331

GAAP diluted net income per share	$0.17	$0.13
Share impact of non-GAAP adjustments identified above	0.04	0.05

Non-GAAP diluted net income per share	$0.21	$0.18

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

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	cash, cash equivalents and marketable securities;

•	revenue recognition;

•	commission expense;

•	uncollected deferred product revenue;

•	valuation of inventories;

•	valuation of goodwill and acquired intangible assets;

•	capitalization of software development costs;

•	derivative financial instruments;

•	share-based compensation; and

•	income taxes.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC on May 28, 2010, for a description of all critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 have not materially changed, other than the following:

The critical accounting policy entitled “Revenue Recognition” has been changed to reflect the adoption of new authoritative guidance for revenue arrangements with multiple deliverables during the quarter ended June 30, 2010.

The adoption of this guidance did not have a material impact on our financial position or results of operations for the three months ended June 30, 2010.

Revenue Recognition

Product revenue consists of sales of our hardware products (which include embedded software that works together with the hardware to deliver the product’s essential functionality), licensing of our software products, and sale of hardware bundled with a software license. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because many of our solutions are comprised of both hardware and more than incidental software components, we recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition.

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

Multi-element arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, we allocate the total transaction revenue to the multiple elements based on each element’s relative fair value compared to the total fair value. Each element’s relative fair value is based on management’s best estimate of selling price paid by customers when the element is sold separately. We review the sales of all products and services quarterly and update, when appropriate, our best estimate of selling price for each element to ensure that it reflects our recent pricing experience.

For multi-element arrangements comprised only of software products and related services, we allocate a portion of the total purchase price to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method. Vendor-specific objective evidence of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. We review the separate sales of the undelivered elements on a quarterly basis and update, when appropriate, our vendor-specific objective evidence of fair value for such elements to ensure that it reflects our recent pricing experience.

For multi-element arrangements comprised of a combination of hardware and software elements, the total transaction value is bifurcated between the hardware elements and the software elements based on the relative selling prices of the hardware deliverables and the software elements as a group. Then, revenue for the hardware and hardware-related services is recognized following the hardware revenue recognition methodology outlined above and revenue for the software and software-related services is recognized following the residual method.

Three Months Ended June 30, 2010 and 2009

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$33,972	51%	$28,391	49%	$5,581	20%
Service	32,839	49	29,671	51	3,168	11%

Total Revenue	$66,811	100%	$58,062	100%	$8,749	15%

Product. The 20%, or $5.6 million, increase in product revenue was due to a $6.9 million increase in our financial vertical and a $3.3 million increase in our service provider vertical, partially offset by a $4.6 million decline in our other enterprise business verticals, mainly due to a decline in government deals during the quarter. Compared to the same period in the prior year, we realized an increase of approximately 27% in the average selling price per unit of our products due to a shift in product mix towards our Infinistream product line and away from lower priced probes.

Service. The 11%, or $3.2 million, increase in service revenue was due in part to a $1.3 million increase in revenue from post-contract customer support and a $359 thousand increase in other service revenue. In addition, there was a decline of $526 thousand in purchase accounting adjustments to deferred service revenue associated with our acquisition of Network General. As a result of this acquisition, acquired deferred revenue was reduced to fair value to eliminate selling profit from the contracts that were acquired from Network General. As the fair value adjusted deferred revenue amortizes over time, it comprised a smaller proportion of total maintenance revenue during the three months ended June 30, 2010. Subsequent maintenance renewal contracts are recorded at their full value and thus result in significantly higher recorded revenue. We also recognized $1.4 million in training and consulting revenue during the quarter ended June 30, 2010 from non-refundable expired contracts. Prior to this quarter, the Company had not been able to demonstrate that it had fulfilled its obligations. However, during the quarter, the Company was able to demonstrate that its obligations had been fulfilled related to the non-refundable expired contracts. While the Company will continue to recognize revenue from non-refundable expired contracts, it does not expect the revenue in future quarters to be significant. These increases were offset by a $728 thousand decrease in maintenance revenue due to a portion of our customers not renewing their customer support agreements as well as the Company ending support for some of its older product models.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Indirect	$35,734	53%	$36,922	64%	$(1,188)	(3%)
Direct	31,077	47	21,140	36	9,937	47%

Total Revenue	$66,811	100%	$58,062	100%	$8,749	15%

The 3%, or $1.2 million, decrease in indirect channel revenue is primarily the result of decreased sales to the federal sector, which utilizes channel partners, partially offset by an increase in international sales. Sales to customers outside the United States are primarily export sales through indirect channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 47%, or $9.9 million, increase in direct channel revenue and change in sales mix between direct and indirect is primarily the result of higher revenue in the United States due to the increase in volume with our larger direct financial services and service provider customers.

Total revenue by geography is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
United States	$53,060	80%	$45,792	79%	$7,268	16%

International:
Europe	6,255	9	5,560	9	695	13%
Asia	2,823	4	2,189	4	634	29%
Rest of World	4,673	7	4,521	8	152	3%

Subtotal International:	13,751	20	12,270	21	1,481	12%

Total Revenue	$66,811	100%	$58,062	100%	$8,749	15%

United States revenues increased 16%, or $7.3 million, primarily as a result of strong growth in our financial services and service provider verticals. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$8,851	13%	$7,259	13%	$1,592	22%
Service	5,724	9	4,909	8	815	17%

Total cost of revenue	$14,575	22%	$12,168	21%	$2,407	20%

Gross profit:
Product $	$25,121	38%	$21,132	36%	$3,989	19%
Product gross profit %	74%		74%

Service $	$27,115	41%	$24,762	43%	$2,353	10%
Service gross profit %	83%		83%

Total gross profit $	$52,236		$45,894		$6,342	14%

Total gross profit %	78%		79%

Product. The 22%, or $1.6 million, increase in cost of product revenue was primarily due to the 20% increase in product revenue during the three months ended June 30, 2010, with the remainder due to product mix. The product gross profit percentage was flat at 74% for the three months ended June 30, 2010 and 2009. Average headcount was 29 and 27 for the three months ended June 30, 2010 and 2009, respectively.

Service. The 17%, or $815 thousand, increase in cost of service revenue was primarily due to increases in employee related expenses and travel in our support and consulting groups. The 10%, or $2.4 million, increase in service gross profit corresponds with the 11%, or $3.2 million, increase in service revenue, offset by the 17%, or $815 thousand, increase in cost of services. The service gross profit percentage was flat at 83% for the three months ended June 30, 2010 and 2009. Average headcount was 114 and 105 for the three months ended June 30, 2010 and 2009, respectively.

Gross profit. Our gross profit increased 14%, or $6.3 million. This increase is attributable to our increase in revenue of 15%, or $8.7 million. The net effect of the combined increases in revenue and cost of revenue was a one point decrease in gross profit percentage from the three months ended June 30, 2009 to the three months ended June 30, 2010. This decrease in gross profit percentage is primarily attributable to product mix, with lower service revenue as a percentage of our overall revenue for the three months ended June 30, 2010. Our gross profit is significantly affected by the mix and volume of our product and service revenue. We realize significantly higher gross profit on service revenue than on product revenue.

Operating Expenses

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Research and development	$9,778	15%	$9,218	16%	$560	6%
Sales and marketing	25,119	37	22,106	38	3,013	14%
General and administrative	5,297	8	5,230	9	67	1%
Amortization of acquired intangible assets	477	1	490	1	(13)	(3%)

Total Operating Expenses	$40,671	61%	$37,044	64%	$3,627	10%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 6%, or $560 thousand, increase in research and development expenses is primarily due to increases in incentive compensation and other employee related expenses. Average headcount in research and development was 250 and 239 for the three months ended June 30, 2010 and 2009, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 14%, or $3.0 million, increase in total sales and marketing expenses was primarily due to $946 thousand in increased sales commissions commensurate with the higher sales revenue, a $796 thousand increase in other employee related expenses resulting from increased headcount, a $382 thousand increase in travel expenses resulting from travel interruptions associated with the Iceland volcano eruption, a $341 increase in sales meeting expenses, a $223 thousand increase in depreciation expense associated with demo units, a $218 thousand increase in recruiting fees and a $120 thousand increase in temporary help. Average headcount in sales and marketing was 309 and 303 for the three months ended June 30, 2010 and 2009, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 1%, or $67 thousand, increase in general and administrative expenses was primarily due to a $180 thousand increase in incentive compensation and other employee related expenses, partially offset by a $151 thousand decrease in legal fees. Average headcount in general and administrative was 111 and 112 for the three months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(440)	(1%)	$(719)	(1%)	$279	39%

The 39%, or $279 thousand, decrease in interest and other income (expense), net was primarily due to a $465 thousand decrease in interest expense due to a reduction in the interest rate as well as a reduction of approximately $13 million on the outstanding principal of our debt due to debt repayments. During the quarters ended June 30, 2010 and 2009, the average interest rates on our outstanding debt were 2.69% and 4.38%, respectively. These decreases to interest and other income (expense) were partially offset by a $99 thousand decrease in interest income due to a decrease in market interest rates received on investments. Additionally, the change was affected by an $87 thousand decrease in foreign currency transaction expense due to a reduction in the settlement of transactions, such as the collection of accounts receivable or the payment of liabilities related to our international locations, which were denominated in currencies other than the U.S. dollar.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of June 30, 2010 for fiscal year 2011 is 35.8%, compared to an estimated annual effective tax rate of 35.5% as of June 30, 2009 for fiscal year 2010. The increase in our effective tax rate is primarily due to the expiration of the federal research and development credit partially offset by an increase in the domestic production activities deduction. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, state taxes, and the qualified production activities deduction.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,980	6%	$2,894	5%	$1,086	38%

Net Income. Net income for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Net income	$7,145	11%	$5,237	9%	$1,908	36%

The $1.9 million increase in net income for the three months ended June 30, 2010 was largely attributable to the $6.3 million increase in total gross profit and a $279 thousand decrease in interest and other income (expense) offset by a $3.6 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30, 2010	March 31, 2010
Cash and cash equivalents	$98,063	$63,322
Short-term marketable securities	63,513	69,875
Long-term marketable securities	29,415	37,354

Cash, cash equivalents and marketable securities	$190,991	$170,551

At June 30, 2010, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum certain amounts of liquidity, the most restrictive of which are a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of June 30, 2010, we were in compliance with such covenants. As of June 30, 2010, no amounts were outstanding under the revolving credit facility.

Cash, cash equivalents, and marketable securities increased by $20.4 million from March 31, 2010 to June 30, 2010. While cash and cash equivalents increased by $34.7 million, short and long-term marketable securities decreased in total by $14.3 million.

Our long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through June 30, 2010, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify them as long term on our consolidated balance sheet. As of June 30, 2010, our auction rate securities consisted of five positions issued by municipal agencies with a total par value of $28.1 million and a current estimated market value totaling $25.1 million. The auction rate securities held by NetScout at June 30, 2010 have maturity dates ranging from December 2032 through December 2039. As of June 30, 2010, these investments have investment grade ratings ranging from AAA to A. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions disclosed in Note 4 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Subsequent to June 30, 2010 a total of $2.3 million of these holdings were called by the issuers and redeemed at par value, providing liquidity for a portion of these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Three Months Ended June 30, (In Thousands)
	2010	2009
Net cash provided by operating activities	$23,854	$9,808
Net cash provided by (used in) investing activities	$13,046	$(14,302)
Net cash used in financing activities	$(2,159)	$(1,995)

Net cash provided by operating activities

Net cash provided by operating activities amounted to $23.9 million and $9.8 million during the three months ended June 30, 2010 and 2009, respectively. The primary sources of operating cash flow in the three months ended June 30, 2010 included net income of $7.1 million, adjusted to exclude the effects of non-cash items of $5.8 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and loss on disposal of fixed assets, a $25.2 million decrease in accounts receivable resulting from increased cash collections in the most recent quarter and decreased billings, offset by a $6.7 million decrease in accrued compensation resulting from the timing of payments for payroll, commissions, and the fiscal 2010 incentive compensation payout, and an $11.3 million decrease in deferred revenue. We entered the quarter ending June 30, 2010 with record receivables on strong service billings during the quarter ended March 31, 2010, which included significant early and multi-year maintenance renewals. The overall increase in cash provided by operating activities is attributable to entering the quarter with a record accounts receivable balance on March 31, 2010. Accounts receivable at March 31, 2010 was $65.6 million, compared to $39.8 million at March 31, 2009.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $13.0 million for the three months ended June 30, 2010. This includes the proceeds from the maturity of marketable securities due to cash management activities of $17.4 million offset by the purchase of marketable securities of $2.3 million and the purchase of fixed assets to support our infrastructure of $2.1 million.

Net cash used in financing activities

Net cash used in financing activities was $2.2 million for the three months ended June 30, 2010. The primary outflow was due to the repayment of $2.5 million of our long-term debt with Keybank, offset by a tax benefit from stock options exercised of $198 thousand and proceeds from the exercise of stock options in the amount of $143 thousand.

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

At June 30, 2010, we had foreign currency forward contracts with notional amounts totaling $10.8 million. The valuation of outstanding foreign currency forward contracts at June 30, 2010 resulted in a liability balance of $583 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date, and an asset balance of $9 thousand, reflecting favorable contract rates in comparison to current market rates. The counterparty to these forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we cannot be assured that the financial institution will not be impacted by changes in the economic environment.

Recently Issued Accounting Pronouncements

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

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at June 30, 2010 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

Additional information regarding auction rate securities held by NetScout at June 30, 2010 is detailed in Note 4 to the consolidated financial statements.

At June 30, 2010 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan with KeyBank. As of June 30, 2010, we owed $76.9 million on this loan with an interest rate of 2.813% effective June 30, 2010 through September 30, 2010, the next LIBOR reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2010 and 2009. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $205 thousand and $312 thousand as of June 30, 2010 and 2009, respectively.

Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Canadian Dollar and Indian Rupee. The current exposures arise primarily from expenses denominated in foreign currencies. NetScout currently engages in foreign currency hedging activities in order to limit these exposures.

As of June 30, 2010, we had foreign currency forward contracts with notional amounts totaling $10.8 million. The valuation of outstanding foreign currency forward contracts at June 30, 2010 resulted in a liability balance of $583 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $9 thousand reflecting favorable rates in comparison to current market rates. At June 30, 2009 we did not have any foreign currency forward contracts.

We do not use derivative financial instruments for speculative trading purposes. The counterparty to these forward contracts is a multinational commercial bank. We believe the risk of counterparty nonperformance is not material. However, we cannot be assured that the financial institution will not be further impacted by the negative economic environment.

Item 4.	Controls and Procedures

As of June 30, 2010, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On November 14, 2008, certain former shareholders of Fidelia Technology, Inc. filed an amended complaint in the Superior Court of California, San Francisco County, against Network General Corporation and certain its officers and directors relating to the consideration received by the shareholders in the merger between Fidelia and Network General in January 2006. We acquired Network General in November 2007. Following full legal briefing and a hearing held on February 18, 2009, the court dismissed the amended complaint against certain of the former officers and directors of Network General, and permitted certain claims to proceed against Network General and its former president. As of May 6, 2010, without admission or finding of liability by any party and to avoid further expense and inconvenience of this litigation, the plaintiffs and the remaining defendants agreed to a confidential Settlement Agreement and Mutual Release, resolving all claims the parties had or may have had against one another. The lawsuit has been dismissed. The settlement of the claims were immaterial to our ongoing operations and financial condition because all settlement payments were covered by our insurance carrier.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

NETSCOUT SYSTEMS, INC.

Date: August 6, 2010	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 6, 2010	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).