Form 10-Q
period 2010-09-30
NETSCOUT SYSTEMS INC
filed 2010-11-09
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 8, 2010 was 42,121,631.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$114,043	$63,322
Marketable securities	53,261	69,875
Accounts receivable, net of allowance for doubtful accounts of $285 and $427 at September 30, 2010 and March 31, 2010, respectively	41,448	65,556
Inventories	11,412	9,181
Prepaid income taxes	2,386	2,730
Deferred income taxes	2,583	2,698
Prepaid expenses and other current assets	4,684	5,422

Total current assets	229,817	218,784
Fixed assets, net	12,774	12,773
Goodwill	128,177	128,177
Acquired intangible assets, net	50,630	53,573
Deferred income taxes	27,259	30,062
Long-term marketable securities	28,702	37,354
Other assets	1,811	1,878

Total assets	$479,170	$482,601

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,415	$7,307
Accrued compensation	17,483	19,806
Accrued other	4,218	5,051
Current portion of long-term debt	13,750	11,250
Deferred revenue	71,810	84,196

Total current liabilities	113,676	127,610
Other long-term liabilities	817	551
Accrued long-term retirement benefits	1,746	1,645
Long-term deferred revenue	15,219	17,846
Long-term debt, net of current portion	60,606	68,106

Total liabilities	192,064	215,758

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2010 and March 31, 2010	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 46,731,446 and 46,490,166 shares issued and 41,990,726 and 41,769,680 shares outstanding at September 30, 2010 and March 31, 2010, respectively	47	46
Additional paid-in capital	213,347	209,146
Accumulated other comprehensive loss	(859)	(1,817)
Treasury stock at cost, 4,740,818 and 4,720,584 shares at September 30, 2010 and March 31, 2010, respectively	(31,981)	(31,691)
Retained earnings	106,552	91,159

Total stockholders’ equity	287,106	266,843

Total liabilities and stockholders’ equity	$479,170	$482,601

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$37,301	$30,631	$71,273	$59,022
Service	32,112	29,060	64,951	58,731

Total revenue	69,413	59,691	136,224	117,753

Cost of revenue:
Product	8,808	8,289	17,659	15,548
Service	5,499	4,584	11,223	9,493

Total cost of revenue	14,307	12,873	28,882	25,041

Gross profit	55,106	46,818	107,342	92,712

Operating expenses:
Research and development	9,811	8,670	19,589	17,888
Sales and marketing	25,691	21,372	50,810	43,478
General and administrative	5,825	4,604	11,122	9,834
Amortization of acquired intangible assets	477	491	954	981

Total operating expenses	41,804	35,137	82,475	72,181

Income from operations	13,302	11,681	24,867	20,531
Interest and other income (expense), net:
Interest income	199	141	377	418
Interest expense	(658)	(868)	(1,280)	(1,955)
Other income (expense), net	(3)	12	1	103

Total interest and other income (expense), net	(462)	(715)	(902)	(1,434)

Income before income tax expense	12,840	10,966	23,965	19,097
Income tax expense	4,592	3,880	8,572	6,774

Net income	$8,248	$7,086	$15,393	$12,323

Basic net income per share	$0.20	$0.18	$0.37	$0.31
Diluted net income per share	$0.19	$0.17	$0.36	$0.30
Weighted average common shares outstanding used in computing:
Net income per share - basic	41,922	40,395	41,867	40,352
Net income per share - diluted	42,778	41,590	42,626	41,388

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$15,393	$12,323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,875	7,179
Loss on disposal of fixed assets	76	89
Share-based compensation expense associated with equity awards	2,679	2,567
Deferred income taxes	2,338	2,008
Changes in assets and liabilities
Accounts receivable	24,108	6,668
Inventories	(2,231)	(247)
Prepaid income taxes	344	1,625
Prepaid expenses and other current assets	740	277
Other assets	16	(1)
Accounts payable	(892)	1,733
Accrued compensation and other expenses	(2,501)	(10,972)
Income taxes payable	—	3,078
Deferred revenue	(15,013)	(9,243)

Net cash provided by operating activities	31,932	17,084

Cash flows from investing activities:
Purchase of marketable securities	(29,146)	(32,930)
Proceeds from maturity of marketable securities	55,660	28,342
Purchase of fixed assets	(3,958)	(3,200)
Capitalized software development costs	—	(222)

Net cash provided by (used in) investing activities	22,556	(8,010)

Cash flows from financing activities:
Proceeds from the exercise of stock options	593	509
Repayment of long-term debt	(5,000)	(8,144)
Excess tax benefit from stock options exercised	640	1,037

Net cash used in financing activities	(3,767)	(6,598)

Net increase in cash and cash equivalents	50,721	2,476
Cash and cash equivalents, beginning of period	63,322	82,222

Cash and cash equivalents, end of period	$114,043	$84,698

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and for the three and six months ended September 30, 2010 and 2009 have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 2010 and 2009 are not necessarily indicative of the results of operations for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

(ii)	require an entity to allocate revenue in an arrangement using its best estimate of selling prices, or ESP, of deliverables if a vendor does not have vendor-specific objective evidence, or VSOE, of selling price or third-party evidence of selling price; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of 2011 on a prospective basis for applicable transactions originating or materially modified after April 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations for the three and six months ended June 30, 2010 and September 30, 2010. The following reflects our updated policy for revenue recognition.

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

For multi-element arrangements comprised of a combination of hardware and software elements, the total transaction value is bifurcated between the hardware elements and the software elements based on the relative selling prices of the hardware elements and the software elements as a group. Then, revenue for the hardware and hardware-related services is recognized following the hardware revenue recognition methodology outlined above and revenue for the software and software-related services is recognized following the residual method.

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Long-term marketable securities include auction rate securities which are currently illiquid, corporate bonds and certificates of deposit. Auction rate securities are stated at fair value based on discounted cash flow calculations. At September 30, 2010, no one direct customer or channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2010, the Company had one customer which accounted for more than 10% of the accounts receivable balance. During the three and six months ended September 30, 2010 and 2009, respectively, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

3.	Share-Based Compensation

The following is a summary of share-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of product revenue	$31	$29	$51	$57
Cost of service revenue	70	56	130	112
Research and development	368	312	641	620
Sales and marketing	588	545	1,072	1,101
General and administrative	444	342	785	677

Total share-based compensation expense, before income tax effect	$1,501	$1,284	$2,679	$2,567

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents, short-term marketable securities and long-term marketable securities are stated at fair value. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2010 and March 31, 2010, respectively.

Marketable Securities

The following is a summary of marketable securities held by NetScout at September 30, 2010 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$28,849	$71	$28,920
Commercial paper	10,986	—	10,986
Corporate bonds	8,850	(6)	8,844
Certificates of deposit	5,533	(18)	5,515

Subtotal	54,218	47	54,265
Less: restricted investment	934	70	1,004

Total short-term marketable securities	53,284	(23)	53,261

Auction rate securities	24,088	(2,631)	21,457
Corporate bonds	4,685	(2)	4,683
Certificates of deposit	2,597	(35)	2,562

Total long-term marketable securities	31,370	(2,668)	28,702

	$84,654	$(2,691)	$81,963

Maturity dates for short-term marketable securities held at September 30, 2010 range from October 2010 to September 2011. Maturity dates for long-term marketable securities held at September 30, 2010, which consist of auction rate securities, corporate bonds and certificate of deposits, range from October 2011 to December 2039.

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

The Company’s long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through September 30, 2010, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify them as long-term on its consolidated balance sheet. As of September 30, 2010, the Company’s auction rate securities consisted of four positions issued by municipal agencies with a total par value of $24.1 million and a current estimated market value totaling $21.5 million. As of September 30, 2010, these investments have investment grade ratings ranging from AAA to A by Standard and Poor’s. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies.

During the three months ended September 30, 2010, redemptions by the issuers for certain of the Company’s auction rate securities totaling $4.0 million were settled at par. During the six months ended September 30, 2010, redemptions by the issuers for certain of the Company’s auction rate securities totaling $8.3 million were settled at par.

At September 30, 2010, the Company valued its outstanding auction rate securities at fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of September 30, 2010, historical spreads in comparison to U.S. Treasuries, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is estimated at between 51 and 56 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of $2.6 million ($1.6 million, net of tax) as of September 30, 2010 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents a reduction in the valuation reserve of $348 thousand ($214 thousand, net of tax) during the quarter ended September 30, 2010 reflecting redemptions at par during the quarter ended September 30, 2010. The valuation is also impacted by changes in market interest rates used to value the securities. To the extent the Company determines that any impairment is other-than-temporary, the Company would record a charge to earnings.

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

Restricted Investment

NetScout has a restricted investment account related to a deferred compensation plan of $1.0 million and $988 thousand as of September 30, 2010 and March 31, 2010, respectively, which is included in prepaid and other current assets. As of September 30, 2010, there were unrealized gains of $70 thousand recorded as accumulated other comprehensive income (loss) related to this investment. As of March 31, 2010, there were unrealized gains of $51 thousand recorded as accumulated other comprehensive income (loss) related to this investment. The restriction on the investment account has no impact on the fair value as the restriction would not pass to another party in the event of the sale of the investments.

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

The following table summarizes the valuation of the Company’s marketable securities by the above levels as of September 30, 2010 (in thousands):

	Total Fair Value	Level I	Level II	Level III
ASSETS:
Cash and cash equivalents	$114,043	$114,043	$—	$—
U.S. government and municipal obligations	28,919	28,919	—	—
Commercial paper	10,986	10,986	—	—
Corporate bonds	13,528	13,528	—	—
Certificate of deposits	8,077	8,077	—	—
Less: restricted investment	(1,004)	(1,004)	—	—
Auction rate securities	21,457	—	—	21,457
Derivative asset	77	—	77	—

	$196,083	$174,549	$77	$21,457

LIABILITIES:
Derivative financial instruments	$42	$—	$42	—

	$42	$—	$42	—

The following table presents a reconciliation of assets classified as Level III measured at fair value using significant unobservable inputs for the three and six months ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
Balance at beginning of period	$25,084	$28,475
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	25	(11)
Unrealized losses included in accumulated other comprehensive income (loss)	—	151
Redemptions	(4,000)	(8,300)
Reversal of temporary loss on redeemed securities	348	1,142

Balance at end of period	$21,457	$21,457

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	September 30, 2010	March 31, 2010
Raw materials	$7,139	$5,184
Work in process	268	269
Finished goods	4,005	3,728

	$11,412	$9,181

7.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $128.2 million as of September 30, 2010 and March 31, 2010. The Company’s goodwill resulted from the acquisition of Network General Central Corporation, or Network General, in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

Acquired Intangible Assets

The net carrying amounts of acquired intangible assets were $50.6 million and $53.6 million as of September 30, 2010 and March 31, 2010, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired trade name or names, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Acquired intangible assets consist of the following as of September 30, 2010 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(11,608)	$8,292
Customer relationships	29,200	(5,495)	23,705
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	(303)	33

	$68,036	$(17,406)	$50,630

Amortization of acquired software included as cost of product revenue was $995 thousand and $2.0 million for the three and six months ended September 30, 2010, respectively. Amortization of other acquired intangible assets included as operating expense was $477 thousand and $954 thousand for the three and six months ended September 30, 2010, respectively.

Acquired intangible assets consist of the following as of March 31, 2010 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(9,618)	$10,282
Customer relationships	29,200	(4,553)	24,647
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	(292)	44

	$68,036	$(14,463)	$53,573

Amortization of acquired software included as cost of product revenue was $995 thousand and $2.0 million for the three and six months ended September 30, 2009, respectively. Amortization of other acquired intangible assets included as operating expense was $491 thousand and $981 thousand for the three and six months ended September 30, 2009 respectively.

The following is the expected future amortization expense as of September 30, 2010 for the years ended March 31 (in thousands):

2011 (remaining six months)	$2,943
2012	5,885
2013	4,206
2014	1,884
2015	1,884
Thereafter	15,228

$32,030

The weighted average useful life of acquired intangible assets is 11 years.

8.	Capitalized Software Development Costs

On June 29, 2010, the Company met technological feasibility for nGenius Service Delivery Manager. As of September 30, 2010 and March 31, 2010, respectively, capitalized software development costs for this project totaled $408 thousand and $408 thousand. Beginning in July 2010, the Company commenced amortization of the capitalized software development for the nGenius Service Delivery Manager project costs on a straight-line basis for two years. Amortization of capitalized software development costs included as cost of product revenue was $51 thousand for the three and six months ended September 30, 2010.

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

All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. As of September 30, 2010, the Company had open contracts with notional amounts totaling $5.9 million that mature over the next twelve months.

The location and amounts of derivative fair values on the condensed consolidated balance sheets as of September 30, 2010 and March 31, 2010 were as follows (in thousands):

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		September 30, 2010	March 31, 2010		September 30, 2010	March 31, 2010
Derivatives Designated as Hedging Instruments:
Forward contracts	Other current assets	$77	$94	Accrued other liabilities	$42	$359

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), or OCI, and results of operations as of September 30, 2010 (in thousands):

	Effective Portion			Ineffective Portion
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (amount excluded from effectiveness Testing) (c)
Forward contracts	$(129)	Research and development	$(7)	Research and development	$8
		Sales and marketing	(426)	Sales and marketing	1

	$(129)		$(433)		$9

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No amounts were recognized in income due to ineffectiveness.

10.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General on November 1, 2007. No amounts were outstanding under the revolving credit facility as of September 30, 2010.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. The applicable margin varies depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. For the three months ended September 30, 2010 and 2009 the term loan incurred interest at 2.813% and 3.375%, respectively. Effective September 30, 2010, the interest rate on the term loan was 2.750%, and the Company expects this to be the rate in effect until the next adjustment date of March 1, 2011.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of September 30, 2010, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2011 (remaining six months)	$6,250
2012	15,000
2013	53,106

$74,356

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 and a minimum fixed-charge coverage ratio of 1.25. As of September 30, 2010, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries as defined in the Credit Agreement, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company made a $3.1 million payment during the second quarter of fiscal year 2010 as a result of the annual excess cash flow calculation based on the year ended March 31, 2009 financial results. An excess cash flow payment was not triggered for the year ended March 31, 2010. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

11.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through September 30, 2010, the Company had repurchased a total of 486,794 shares of common stock through the open market stock repurchase program. The Company did not repurchase any shares during the six months ended September 30, 2010, under the program.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, we repurchased 20,234 shares for $290 thousand related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2010. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

12.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Basic:
Net income	$8,248	$7,086	$15,393	$12,323

Weighted average common shares outstanding	41,922	40,395	41,867	40,352

Basic net income per share	$0.20	$0.18	$0.37	$0.31

Diluted:
Net income	$8,248	$7,086	$15,393	$12,323

Weighted average common shares outstanding	41,922	40,395	41,867	40,352
Weighted average stock options	315	763	324	705
Weighted average restricted stock units	541	432	435	330

Diluted weighted average shares	42,778	41,590	42,626	41,387

Diluted net income per share	$0.19	$0.17	$0.36	$0.30

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Stock options	29	224	32	238
Restricted stock units	38	52	51	45

Total	67	276	83	283

13.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on marketable securities and restricted investments and foreign currency translation adjustments. Comprehensive income for the three and six months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income	$8,248	$7,086	$15,393	$12,323
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	301	33	771	(104)
Unrealized gain on hedge contracts, net of tax	372	—	187	—

Comprehensive income	$8,921	$7,119	$16,351	$12,219

14.	Income Taxes

The estimated annual effective tax rate as of September 30, 2010 for fiscal year 2011 is 35.6%, compared to an estimated annual effective rate of 35.5% as of September 30, 2009 for fiscal year 2010. The increase in our effective tax rate is primarily due to the December 31, 2009 expiration of the federal research and development credit partially offset by an increase in the domestic production activities deduction. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, state taxes and the qualified production activities deduction.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense on the condensed consolidated statements of operations. Accrued interest and penalties as of September 30, 2010 are $22 thousand.

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

Total revenue by geography is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
United States	$49,523	$44,465	$102,583	$90,257
Europe	10,058	7,761	16,313	13,321
Asia	3,803	3,226	6,626	5,415
Rest of World	6,029	4,239	10,702	8,760

	$69,413	$59,691	$136,224	$117,753

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

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements. No material subsequent events have occurred since September 30, 2010 that required recognition or disclosure in these financial statements.

17.	Recently Issued Accounting Pronouncements

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

Results Overview

We saw continued strength during the six months ending September 30, 2010, with product revenue growth of 21% and overall revenue growth of 16% compared to the prior year period driven by strength in our financial and service provider verticals. Gross margin remained flat at 79% for the six months ending September 30, 2010 and 2009. While operating expenses increased on higher sales and marketing expenses and incentive compensation, we improved our operating margin to 18% for the six months ended September 30, 2010, compared to 17% for the same period in the prior year. Net income and net income per share increased 25% and 19%, respectively compared to the prior year.

We also achieved a cash, cash equivalents and marketable securities balance of $196.0 million at September 30, 2010. This represents an increase of $5.0 million over the previous quarter end on June 30, 2010.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. Recent non-GAAP financial measures have included non-GAAP revenue, income from operations, net income and net income per diluted share, each of which were adjusted from amounts determined based on GAAP to exclude the effect of purchase accounting adjustments to reduce to fair value acquired deferred revenue resulting from our acquisition of Network General Central Corporation, or Network General, in November 2007, and to add back the revenue impact of recently adopted accounting guidance, share-based compensation expenses and the amortization of acquired intangible assets, net of related income tax effects.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
GAAP revenue	$69,413	$59,691	$136,224	$117,753
Impact of new accounting guidance	(333)	—	(203)	—
Deferred revenue fair value adjustment	39	387	113	996

Non-GAAP revenue	$69,119	$60,078	$136,134	$118,749

GAAP net income	$8,248	$7,086	$15,393	$12,323
Impact of new accounting guidance	(333)	—	(203)	—
Deferred revenue fair value adjustment	39	387	113	996
Share based compensation expense	1,501	1,284	2,679	2,567
Amortization of acquired intangible assets	1,472	1,486	2,944	2,971
Income tax adjustments	(1,018)	(1,200)	(2,103)	(2,483)

Non-GAAP net income	$9,909	$9,043	$18,823	$16,374

GAAP diluted net income per share	$0.19	$0.17	$0.36	$0.30
Share impact of non-GAAP adjustments identified above	0.04	0.05	0.08	0.10

Non-GAAP diluted net income per share	$0.23	$0.22	$0.44	$0.40

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

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission, or the SEC on May 28, 2010, for a description of all critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 have not materially changed, other than the following:

The critical accounting policy entitled “Revenue Recognition” has been changed to reflect the adoption of new authoritative guidance for revenue arrangements with multiple deliverables during the quarter ended June 30, 2010.

The adoption of this guidance did not have a material impact on our financial position or results of operations for the three and six months ended September 30, 2010.

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

For multi-element arrangements comprised of a combination of hardware and software elements, the total transaction value is bifurcated between the hardware elements and the software elements based on the relative selling prices of the hardware elements and the software elements as a group. Then, revenue for the hardware and hardware-related services is recognized following the hardware revenue recognition methodology outlined above and revenue for the software and software-related services is recognized following the residual method.

Three Months Ended September 30, 2010 and 2009

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$37,301	54%	$30,631	51%	$6,670	22%
Service	32,112	46	29,060	49	3,052	11%

Total revenue	$69,413	100%	$59,691	100%	$9,722	16%

Product. The 22%, or $6.7 million, increase in product revenue was due to a $4.1 million increase in our service provider vertical, a $1.1 million increase in our financial vertical and a $1.5 million increase in our other enterprise business vertical. Compared to the same period in the prior year, we realized an increase of approximately 27% in the average selling price per unit of our products due to a shift in product mix towards our Infinistream product line and away from lower priced probes.

Service. The 11%, or $3.1 million, increase in service revenue was due in part to a $1.4 million increase in revenue from maintenance contracts due to increased renewals from a growing support base, a $1.1 million increase in revenue from post-contract customer support in connection with product revenue growth and a $253 thousand increase in other service revenue. In addition, there was a decline of $339 thousand in purchase accounting adjustments to deferred service revenue associated with our acquisition of Network General. As a result of this acquisition, acquired deferred revenue was reduced to fair value to eliminate selling profit from the contracts that were acquired from Network General. As the fair value adjusted deferred revenue amortizes over time, it comprised a smaller proportion of total maintenance revenue during the three months ended September 30, 2010. Subsequent maintenance renewal contracts are recorded at their full value and thus result in higher recorded revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Indirect	$45,206	65%	$39,054	65%	$6,152	16%
Direct	24,207	35	20,637	35	3,570	17%

Total revenue	$69,413	100%	$59,691	100%	$9,722	16%

The 16%, or $6.2 million, increase in indirect channel revenue is primarily the result of an increase in international sales. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 17%, or $3.6 million, increase in direct channel revenue is primarily the result of higher revenue in the United States due to the increase in volume with our larger direct financial services and service provider customers.

Total revenue by geography is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
United States	$49,523	71%	$44,465	75%	$5,058	11%

International
Europe	10,058	15	7,761	13	2,297	30%
Asia	3,803	5	3,226	5	577	18%
Rest of World	6,029	9	4,239	7	1,790	42%

Subtotal International	19,890	29	15,226	25	4,664	31%

Total revenue	$69,413	100%	$59,691	100%	$9,722	16%

United States revenues increased 11%, or $5.1 million, primarily as a result of strong growth in our financial services and service provider verticals. The 31%, or $4.7 million, increase in international revenue is due to growth in our service provider vertical. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$8,808	13%	$8,289	14%	$519	6%
Service	5,499	8	4,584	8	915	20%

Total cost of revenue	$14,307	21%	$12,873	22%	$1,434	11%

Gross profit:
Product $	$28,493	41%	$22,342	37%	$6,151	28%
Product gross profit %	76%		73%
Service $	$26,613	38%	$24,476	41%	$2,137	9%
Service gross profit %	83%		84%
Total gross profit $	$55,106		$46,818		$8,288	18%
Total gross profit %	79%		78%

Product. The 6%, or $519 thousand, increase in cost of product revenue was primarily due to the 22% increase in product revenue during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 as well as gross profit improvement. The product gross profit percentage increased three points from 73% to 76% for the three months ended September 30, 2009 and 2010, respectively. This increase was primarily due to favorable product mix and the realization of cost savings within our manufacturing organization. Average headcount was 29 and 26 for the three months ended September 30, 2010 and 2009, respectively.

Service. The 20%, or $915 thousand, increase in cost of service revenue was primarily due to a $638 thousand increase in employee related expenses, a $185 thousand increase in inventory used to support customers under service contracts and a $52 thousand increase in travel in our support and consulting groups. The 9%, or $2.1 million, increase in service gross profit corresponds with the 11%, or $3.1 million, increase in service revenue, offset by the 20%, or $915 thousand, increase in cost of services. The service gross profit percentage decreased one point from 84% to 83% for the three months ended September 30, 2009 and 2010, respectively. Average headcount was 113 and 103 for the three months ended September 30, 2010 and 2009, respectively.

Gross profit. Our gross profit increased 18%, or $8.3 million. This increase is attributable to our increase in revenue of 16%, or $9.7 million. The net effect of the combined increases in revenue and cost of revenue was a one point increase in gross profit percentage from the three months ended September 30, 2009 to the three months ended September 30, 2010.

Operating Expenses

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Research and development	$9,811	14%	$8,670	15%	$1,141	13%
Sales and marketing	25,691	37	21,372	36	4,319	20%
General and administrative	5,825	8	4,604	7	1,221	27%
Amortization of acquired intangible assets	477	1	491	1	(14)	(3%)

Total Operating Expenses	$41,804	60%	$35,137	59%	$6,667	19%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 13%, or $1.1 million, increase in research and development expenses is primarily due to increases in incentive compensation and other employee related expenses. Average headcount in research and development was 256 and 234 for the three months ended September 30, 2010 and 2009, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 20%, or $4.3 million, increase in total sales and marketing expenses was primarily due to $1.8 million in increased sales commissions commensurate with the higher sales revenue, a $1.4 million increase in other employee related expenses resulting from increased headcount, a $553 thousand increase in recruiting fees, a $332 thousand increase in sales travel expenses due to increased headcount and international travel and a $175 thousand increase in depreciation expense associated with demo units. Average headcount in sales and marketing was 316 and 297 for the three months ended September 30, 2010 and 2009, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 27%, or $1.2 million, increase in general and administrative expenses was primarily due to a $728 thousand increase in incentive compensation and other employee related expenses and a $496 thousand increase in business development costs. Average headcount in general and administrative was 111 and 109 for the three months ended September 30, 2010 and 2009, respectively.

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

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(462)	(1)%	$(715)	(1)%	$253	35%

The 35%, or $253 thousand, increase in interest and other income (expense), net was primarily due to a $210 thousand decrease in interest expense due to a reduction in the interest rate as well as a reduction of approximately $10 million on the outstanding principal of our debt due to debt repayments. During the quarters ended September 30, 2010 and 2009, the average interest rates on our outstanding debt were 2.813% and 3.375%, respectively. Additionally, the increase was affected by a $58 thousand increase in interest income due to an increase in market interest rates received on investments. These increases to interest and other income (expense) were partially offset by a $15 thousand decrease from a $13 thousand realized gain on securities during the three months ended September 30, 2009.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2010 for fiscal year 2011 is 35.6%, compared to an estimated annual effective tax rate of 35.5% as of September 30, 2009 for fiscal year 2010. The increase in our effective tax rate is primarily due to the expiration of the federal research and development credit partially offset by an increase in the domestic production activities deduction. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, state taxes, and the qualified production activities deduction.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Income tax expense	$4,592	7%	$3,880	7%	$712	18%

Net Income. Net income for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Net income	$8,248	12%	$7,086	12%	$1,162	16%

The $1.2 million increase in net income for the three months ended September 30, 2010 was largely attributable to the $8.3 million increase in total gross profit and a $253 thousand decrease in interest and other income (expense) offset by a $6.7 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation.

Six Months Ended September 30, 2010 and 2009

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during the six months ended September 30, 2010 and 2009.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$71,273	52%	$59,022	50%	$12,251	21%
Service	64,951	48	58,731	50	6,220	11%

Total revenue	$136,224	100%	$117,753	100%	$18,471	16%

Product. The 21%, or $12.3 million, increase in product revenue was due to a $7.9 million increase in our financial vertical, a $7.2 million increase in our service provider vertical, offset by a $2.8 million decrease in our other enterprise business vertical. Compared to the same period in the prior year, we realized an increase of approximately 27% in the average selling price per unit of our products due to a shift in product mix towards our Infinistream product line and away from lower priced probes.

Service. The 11%, or $6.2 million, increase in service revenue was due in part to a $2.4 million increase in revenue from post-contract customer support in connection with product revenue growth, a $654 thousand increase in revenue from maintenance contracts due to increased renewals from a growing support base, and a $612 thousand increase in other service revenue. In addition, there was a decline of $865 thousand in purchase accounting adjustments to deferred service revenue associated with our acquisition of Network General. As a result of this acquisition, acquired deferred revenue was reduced to fair value to eliminate selling profit from the contracts that were acquired from Network General. As the fair value adjusted deferred revenue amortizes over time, it comprised a smaller proportion of total maintenance revenue during the six months ended September 30, 2010. Subsequent maintenance renewal contracts are recorded at their full value and thus result in higher recorded revenue. We also recognized $1.4 million in training and consulting revenue during the quarter ended June 30, 2010 from non-refundable expired contracts. Prior to this quarter, the Company had not been able to demonstrate that it had fulfilled its obligations. However, during the quarter, the Company was able to demonstrate that its obligations had been fulfilled related to the non-refundable expired contracts. While the Company will continue to recognize revenue from non-refundable contracts, it does not expect the revenue in future quarters to be significant.

Total product and service revenue from direct and indirect channels are as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Indirect	$80,940	59%	$75,976	65%	$4,964	7%
Direct	55,284	41	41,777	35	13,507	32%

Total revenue	$136,224	100%	$117,753	100%	$18,471	16%

The 7%, or $5.0 million, increase in indirect channel revenue is the result of an increase in international sales. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 32%, or $13.5 million, increase in direct channel revenue and change in sales mix between direct and indirect is primarily the result of increased domestic revenue from our telecommunications and financial verticals, as well as the $865 thousand reduction in purchase accounting adjustments related to the Network General acquisition which had the effect of increasing revenue.

Total revenue by geography is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
United States	$102,583	75%	$90,257	77%	$12,326	14%

International
Europe	16,313	12	13,321	11	2,992	22%
Asia	6,626	5	5,415	5	1,211	22%
Rest of World	10,702	8	8,760	7	1,942	22%

Subtotal International	33,641	25	27,496	23	6,145	22%

Total revenue	$136,224	100%	$117,753	100%	$18,471	16%

United States revenues increased 14%, or $12.3 million, primarily as a result of strong growth in our financial services and service provider verticals. The 22%, or $6.1 million, increase in international revenue is due to growth in our service provider verticals. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$17,659	13%	$15,548	13%	$2,111	14%
Service	11,223	8	9,493	8	1,730	18%

Total cost of revenue	$28,882	21%	$25,041	21%	$3,841	15%

Gross profit:
Product $	$53,614	39%	$43,474	37%	$10,140	23%
Product gross profit %	75%		74%
Service $	$53,728	39%	$49,238	42%	$4,490	9%
Service gross profit %	83%		84%
Total gross profit $	$107,342		$92,712		$14,630	16%
Total gross profit %	79%		79%

Product. The 14%, or $2.1 million, increase in cost of product revenue was primarily due to the 21%, or $12.3 million increase in product revenue for the six months ended September 30, 2010 when compared to September 30, 2009 as well as gross profit improvement. The product gross profit percentage increased by one point from 74% to 75% for the six months ended September 30, 2009 compared to the six months ended September 30, 2010. This increase was primarily due to favorable product mix and the realization of cost savings within our manufacturing organization. Average headcount in cost of product revenue was 29 and 27 for the six months ended September 30, 2010 and 2009, respectively.

Service. The 18%, or $1.7 million, increase in cost of service revenue was primarily due to a $1.2 million increase in employee related expenses, a $254 thousand increase in cost of materials used to support customers under service contracts and a $213 thousand increase in travel in our support and consulting groups. The 9%, or $4.5 million, increase in service gross profit corresponds with the 11%, or $6.2 million, increase in service revenue, offset by the 18%, or $1.7 million, increase in cost of services. The service gross profit percentage decreased one point from 84% to 83% for the six months ended September 30, 2010. Average headcount in cost of service revenue was 114 and 104 for the six months ended September 30, 2010 and 2009, respectively.

Gross profit. Our gross profit increased 16%, or $14.6 million. This increase is attributable to our increase in revenue of 16%, or $18.5 million, offset by a 15%, or $3.8 million, increase in cost of revenue. The net effect of the combined increases in revenue and cost of revenue on gross margin remained flat at 79% for both the six months ended September 30, 2009 to the six months ended September 30, 2010.

Operating Expenses

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Research and development	$19,589	15%	$17,888	15%	$1,701	10%
Sales and marketing	50,810	37	43,478	37	7,332	17%
General and administrative	11,122	8	9,834	8	1,288	13%
Amortization of acquired intangible assets	954	1	981	1	(27)	(3%)

Total Operating Expenses	$82,475	61%	$72,181	61%	$10,294	14%

Research and development. Research and development expenses consist primarily of personnel expenses, including incentive compensation, fees for outside consultants, overhead and other expenses associated with the development of new products and the enhancement of existing products.

The 10%, or $1.7 million, increase in research and development expenses is primarily due to increases in incentive compensation and other employee related expenses. Average headcount in research and development was 253 and 237 for the six months ended September 30, 2010 and 2009, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 17%, or $7.3 million, increase in total sales and marketing expenses was primarily due to $2.7 million in increased sales commissions commensurate with the higher sales revenue, a $2.2 million increase in other employee related expenses resulting from increased headcount, a $771 thousand increase in recruiting fees, a $713 thousand increase in travel expenses, a $398 thousand increase in depreciation expense associated with demo units and a $354 thousand increase in sales meeting expenses. Average headcount in sales and marketing was 312 and 301 for the six months ended September 30, 2010 and 2009, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 13%, or $1.3 million, increase in general and administrative expenses was primarily due to an $880 thousand increase in incentive compensation and other employee related expenses and a $496 thousand increase in business development costs. Average headcount in general and administrative was 111 for both the six months ended September 30, 2010 and 2009, respectively.

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

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(902)	(1)%	$(1,434)	(1)%	$532	37%

The 37%, or $532 thousand, increase in interest and other income (expense), net was primarily due to the $675 thousand decrease in interest expense due to a reduction in the interest rate and principal amounts outstanding associated with the debt entered into as a result of the acquisition of Network General. During the six months ended September 30, 2010 and 2009, the average interest rate on the term loan was 2.750% and 3.375%, respectively. This increase to interest and other income (expense) was partially offset by an $86 thousand decrease in foreign currency transaction expense due to reductions in translation adjustment losses on foreign currency denominated assets and liabilities, a $41 thousand decrease in interest income due to a decrease in market interest rates received on investments as well as an $11 thousand increase in losses on the disposal of assets.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2010 for fiscal year 2011 is 35.6%, compared to an estimated annual effective tax rate of 35.5% as of September 30, 2009 for fiscal year 2010. The increase in our effective tax rate is primarily due to the expiration of the federal research and development credit and a decrease in tax exempt interest. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deductions.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Income tax expense	$8,572	6%	$6,774	6%	$1,798	27%

Net income. Net income for the six months ended September 30, 2010 and 2009 is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Net income	$15,393	11%	$12,323	11%	$3,070	25%

The $3.1 million increase in net income for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 was largely attributable to the $14.6 million increase in total gross profit and a $532 thousand decrease in interest and other income (expense) offset by a $10.3 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation.

Contractual Obligations

As of September 30, 2010, we had the following contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and long-term debt obligations (1)	$78,156	$15,692	$62,464	$—	$—
Unconditional purchase obligations	7,200	7,200	—	—	—
Operating lease obligations (2)	38,634	3,627	6,929	6,688	21,390
Retirement obligations	3,907	254	2,150	657	846

Total contractual obligations	$127,897	$26,773	$71,543	$7,345	$22,236

(1)	Includes accrued interest at an interest rate of 2.750% for our outstanding term loan at September 30, 2010.

(2)	We lease facilities and certain equipment under operating lease agreements extending through September 2023 for a total of $38.6 million. Additionally, the payments due by the periods above were computed based on the terms of the renegotiated lease agreements for the Westford office, which was entered in August 2010 and the San Jose office, which was entered in September 2010.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2010	March 31, 2010
Cash and cash equivalents	$114,043	$63,322
Short-term marketable securities	53,261	69,875
Long-term marketable securities	28,702	37,354

Cash, cash equivalents and marketable securities	$196,006	$170,551

At September 30, 2010, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum certain amounts of liquidity, the most restrictive of which are a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of September 30, 2010, we were in compliance with such covenants. As of September 30, 2010, no amounts were outstanding under the revolving credit facility.

Cash, cash equivalents, and marketable securities increased by $25.5 million from March 31, 2010 to September 30, 2010. While cash and cash equivalents increased by $50.7 million, short and long-term marketable securities decreased in total by $25.2 million.

Our long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through September 30, 2010, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify them as long term on our consolidated balance sheet. As of September 30, 2010, our auction rate securities consisted of four positions issued by municipal agencies with a total par value of $24.1 million and a current estimated market value totaling $21.5 million. The auction rate securities held by NetScout at September 30, 2010 have maturity dates ranging from December 2032 through

December 2039. As of September 30, 2010, these investments have investment grade ratings ranging from AAA to A. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions disclosed in Note 4 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Six Months Ended September 30, (Dollars in Thousands)
	2010	2009
Net cash provided by operating activities	$31,932	$17,084
Net cash provided by (used in) investing activities	$22,556	$(8,010)
Net cash used in financing activities	$(3,767)	$(6,598)

Net cash provided by operating activities

Net cash provided by operating activities amounted to $31.9 million and $17.1 million during the six months ended September 30, 2010 and 2009, respectively. The primary sources of operating cash flow in the six months ended September 30, 2010 included net income of $15.4 million, adjusted to exclude the effects of non-cash items of $12.0 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and loss on disposal of fixed assets, a $24.1 million decrease in accounts receivable resulting from increased cash collections and decreased billings, offset by a $2.5 million decrease in accrued compensation resulting from the timing of payments for payroll, commissions, and the fiscal 2010 incentive compensation payout, and a $15.0 million decrease in deferred revenue. We entered our fiscal year 2011 with record receivables on strong service billings during the quarter ended March 31, 2010, which included significant early and multi-year maintenance renewals. The overall increase in cash provided by operating activities is attributable to entering the period with a record accounts receivable balance on March 31, 2010. Accounts receivable at March 31, 2010 was $65.6 million, compared to $41.4 million at September 30, 2010.

Net cash provided by investing activities

Net cash provided by investing activities was $22.6 million for the six months ended September 30, 2010. This includes the proceeds from the maturity of marketable securities due to cash management activities of $55.7 million offset by the purchase of marketable securities of $29.1 million and the purchase of fixed assets to support our infrastructure of $4.0 million.

Net cash used in financing activities

Net cash used in financing activities was $3.8 million for the six months ended September 30, 2010. The primary outflow was due to the repayment of $5.0 million of our long-term debt with KeyBank, offset by a tax benefit from stock options exercised of $640 thousand and proceeds from the exercise of stock options in the amount of $593 thousand.

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

At September 30, 2010, we had foreign currency forward contracts with notional amounts totaling $5.9 million. The valuation of outstanding foreign currency forward contracts at September 30, 2010 resulted in a liability balance of $42 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date, and an asset balance of $77 thousand, reflecting favorable contract rates in comparison to current market rates. The counterparty to these forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we cannot be assured that the financial institution will not be impacted by changes in the economic environment.

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

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at September 30, 2010 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

Additional information regarding auction rate securities held by NetScout at September 30, 2010 is detailed in Note 4 to the consolidated financial statements.

At September 30, 2010 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan with KeyBank. As of September 30, 2010, we owed $74.4 million on this loan with an interest rate of 2.75% effective September 30, 2010 through March 31, 2011, the next LIBOR reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2010 and 2009. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $192 thousand and $272 thousand as of September 30, 2010 and 2009, respectively.

Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Canadian Dollar and Indian Rupee. The current exposures arise primarily from expenses denominated in foreign currencies. NetScout currently engages in foreign currency hedging activities in order to limit these exposures.

As of September 30, 2010, we had foreign currency forward contracts with notional amounts totaling $5.9 million. The valuation of outstanding foreign currency forward contracts at September 30, 2010 resulted in a liability balance of $42 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $77 thousand reflecting favorable rates in comparison to current market rates. At September 30, 2009, we did not have any foreign currency forward contracts.

We do not use derivative financial instruments for speculative trading purposes. The counterparty to these forward contracts is a multinational commercial bank. We believe the risk of counterparty nonperformance is not material. However, we cannot be assured that the financial institution will not be further impacted by the negative economic environment.

Item 4.	Controls and Procedures

As of September 30, 2010, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

(a)	Exhibits

10.1	Third Amendment Agreement, dated August 12, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 9, 2010	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2010	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2010	/s/ Jean Bua
Jean Bua
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Third Amendment Agreement, dated August 12, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).