Form 10-Q
period 2010-12-31
NETSCOUT SYSTEMS INC
filed 2011-02-04
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 4, 2011 was 42,231,880.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$121,482	$63,322
Marketable securities	64,407	69,875
Accounts receivable, net of allowance for doubtful accounts of $344 and $427 at December 31, 2010 and March 31, 2010, respectively	56,792	65,556
Inventories	8,948	9,181
Prepaid income taxes	—	2,730
Deferred income taxes	2,614	2,698
Prepaid expenses and other current assets	4,800	5,422

Total current assets	259,043	218,784
Fixed assets, net	12,359	12,773
Goodwill	128,177	128,177
Acquired intangible assets, net	49,158	53,573
Deferred income taxes	29,670	30,062
Long-term marketable securities	24,341	37,354
Other assets	1,660	1,878

Total assets	$504,408	$482,601

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,521	$7,307
Accrued compensation	19,203	19,806
Accrued other	5,096	5,051
Income taxes payable	1,652	—
Current portion of long-term debt	15,000	11,250
Deferred revenue	80,384	84,196

Total current liabilities	126,856	127,610
Other long-term liabilities	1,166	551
Accrued long-term retirement benefits	1,803	1,645
Long-term deferred revenue	13,980	17,846
Long-term debt, net of current portion	56,856	68,106

Total liabilities	200,661	215,758

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2010 and March 31, 2010	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 46,930,395 and 46,490,166 shares issued and 42,182,406 and 41,769,680 shares outstanding at December 31, 2010 and March 31, 2010, respectively	47	46
Additional paid-in capital	219,298	209,146
Accumulated other comprehensive loss	(1,112)	(1,817)
Treasury stock at cost, 4,748,087 and 4,720,584 shares at December 31, 2010 and March 31, 2010, respectively	(32,139)	(31,691)
Retained earnings	117,653	91,159

Total stockholders’ equity	303,747	266,843

Total liabilities and stockholders’ equity	$504,408	$482,601

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue:
Product	$43,016	$40,774	$114,289	$99,796
Service	33,320	29,941	98,271	88,672

Total revenue	76,336	70,715	212,560	188,468

Cost of revenue:
Product	10,343	9,924	28,002	25,472
Service	5,749	5,481	16,972	14,974

Total cost of revenue	16,092	15,405	44,974	40,446

Gross profit	60,244	55,310	167,586	148,022

Operating expenses:
Research and development	10,145	9,181	29,734	27,069
Sales and marketing	27,022	26,328	77,832	69,806
General and administrative	6,356	5,475	17,478	15,309
Amortization of acquired intangible assets	476	490	1,430	1,471

Total operating expenses	43,999	41,474	126,474	113,655

Income from operations	16,245	13,836	41,112	34,367
Interest and other income (expense), net:
Interest income	210	109	587	527
Interest expense	(599)	(873)	(1,879)	(2,828)
Other income (expense), net	(3)	(98)	(2)	5

Total interest and other income (expense), net	(392)	(862)	(1,294)	(2,296)

Income before income tax expense	15,853	12,974	39,818	32,071
Income tax expense	4,752	4,433	13,324	11,207

Net income	$11,101	$8,541	$26,494	$20,864

Basic net income per share	$0.26	$0.21	$0.63	$0.52
Diluted net income per share	$0.26	$0.20	$0.62	$0.50
Weighted average common shares outstanding used in computing:
Net income per share - basic	42,105	40,684	41,946	40,463
Net income per share - diluted	43,173	42,041	42,836	41,657

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$26,494	$20,864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,369	10,867
Loss on disposal of fixed assets	91	247
Share-based compensation expense associated with equity awards	4,139	3,774
Deferred income taxes	(73)	2,328
Changes in assets and liabilities
Accounts receivable	8,764	(17,823)
Inventories	233	(1,561)
Prepaid income taxes	2,730	1,601
Prepaid expenses and other current assets	513	284
Other assets	117	40
Accounts payable	(1,786)	2,099
Accrued compensation and other expenses	491	(5,811)
Income taxes payable	1,652	4,494
Deferred revenue	(7,678)	5,746

Net cash provided by operating activities	46,056	27,149

Cash flows from investing activities:
Purchase of marketable securities	(49,593)	(64,339)
Proceeds from maturity of marketable securities	69,161	32,968
Purchase of fixed assets	(5,530)	(4,731)
Capitalized software development costs	—	(408)

Net cash provided by (used in) investing activities	14,038	(36,510)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,163	2,228
Repayment of long-term debt	(7,500)	(10,644)
Excess tax benefit from stock options exercised	3,403	2,079

Net cash used in financing activities	(1,934)	(6,337)

Net increase (decrease) in cash and cash equivalents	58,160	(15,698)
Cash and cash equivalents, beginning of period	63,322	82,222

Cash and cash equivalents, end of period	$121,482	$66,524

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of December 31, 2010 and for the three and nine months ended December 31, 2010 and 2009 have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 2010 and 2009 are not necessarily indicative of the results of operations for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

(ii)	require an entity to allocate revenue in an arrangement using its best estimate of selling prices of deliverables if a vendor does not have vendor-specific objective evidence, or VSOE, of selling price or third-party evidence of selling price; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of our fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified after April 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations for the three and nine months ended December 31, 2010. The following reflects our updated policy for revenue recognition.

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

Multi-element arrangements are concurrent customer purchases of a combination of product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, the total transaction revenue is allocated to the multiple elements based on each element’s relative fair value compared to the total fair value of all the elements. Each element’s relative fair value is based on management’s best estimate of selling price paid by customers based on the element’s historical pricing. Sales of all products and services are reviewed quarterly and best estimate of selling price for each element is updated, when appropriate, to ensure that it reflects recent pricing experience.

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

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, short-term marketable securities, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Long-term marketable securities include auction rate securities which are currently illiquid, corporate bonds and certificates of deposit. At December 31, 2010, no one direct customer or channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2010, the Company had one customer which accounted for more than 10% of the accounts receivable balance. During the three and nine months ended December 31, 2010 and 2009, respectively, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

3.	Share-Based Compensation

The following is a summary of share-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Cost of product revenue	$34	$27	$85	$84
Cost of service revenue	22	51	152	163
Research and development	368	291	1,009	911
Sales and marketing	551	493	1,623	1,594
General and administrative	485	345	1,270	1,022

Total share-based compensation expense, before income tax effect	$1,460	$1,207	$4,139	$3,774

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash equivalents, short-term marketable securities and long-term marketable securities are stated at fair value. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2010 and March 31, 2010, respectively.

Marketable Securities

The following is a summary of marketable securities held by NetScout at December 31, 2010 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security (see Note 5):
U.S. government and municipal obligations	$27,078	$(61)	$27,017
Commercial paper	19,207	1	19,208
Corporate bonds	12,933	(15)	12,918
Certificates of deposit	5,316	(52)	5,264

Total short-term marketable securities	64,534	(127)	64,407

Auction rate securities	23,760	(2,714)	21,046
Corporate bonds	3,302	(7)	3,295

Total long-term marketable securities	27,062	(2,721)	24,341

	$91,596	$(2,848)	$88,748

Maturity dates for short-term marketable securities held at December 31, 2010 range from January 2011 to December 2011. Maturity dates for long-term marketable securities held at December 31, 2010, which consist of auction rate securities and corporate bonds, range from March 2012 to June 2038.

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

The Company’s long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through December 31, 2010, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify them as long-term on its consolidated balance sheet. As of December 31, 2010, the Company’s auction rate securities consisted of four positions issued by municipal agencies with a total par value of $23.8 million and a current estimated market value totaling $21.0 million. As of December 31, 2010, these investments have investment grade ratings ranging from AAA to A by Standard and Poor’s. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies.

During the three months ended December 31, 2010, redemptions by the issuers for certain of the Company’s auction rate securities totaling $300 thousand were settled at par. During the nine months ended December 31, 2010, redemptions by the issuers for certain of the Company’s auction rate securities totaling $8.6 million were settled at par.

At December 31, 2010, the Company valued its outstanding auction rate securities at fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of December 31, 2010, historical spreads in comparison to U.S. Treasuries, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is estimated at between 52 and 55 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of $2.7 million ($1.7 million, net of tax) as of December 31, 2010 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents an increase to the valuation reserve of $83 thousand ($52 thousand, net of tax) during the quarter ended December 31, 2010 reflecting changes in market interest rates used to value the securities. To the extent the Company determines that any impairment is other-than-temporary, the Company would record a charge to earnings.

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

Restricted Investment

NetScout had a restricted investment account related to a deferred compensation plan which was liquidated during the three months ended December 31, 2010. As of March 31, 2010, the balance of $988 thousand was included in prepaid and other current assets. As of March 31, 2010, there were unrealized gains of $51 thousand recorded as accumulated other comprehensive income (loss) related to this investment.

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

The following table summarizes the valuation of the Company’s marketable securities by the above levels as of December 31, 2010 (in thousands):

	Total Fair Value	Level I	Level II	Level III
ASSETS:
Cash and cash equivalents	$121,482	$121,482	$—	$—
U.S. government and municipal obligations	27,017	27,017	—	—
Commercial paper	19,208	19,208	—	—
Corporate bonds	16,213	16,213	—	—
Certificate of deposits	5,264	5,264	—	—
Auction rate securities	21,046	—	—	21,046
Derivative asset	36	—	36	—

	$210,266	$189,184	$36	$21,046

LIABILITIES:
Derivative financial instruments	$95	$—	$95	$—

	$95	$—	$95	$—

The following table presents a reconciliation of assets classified as Level III measured at fair value using significant unobservable inputs for the three and nine months ended December 31, 2010 (in thousands):

	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010
Balance at beginning of period	$21,457	$28,475
Total gains or (losses) (realized or unrealized)
Change in accrued interest receivable	(28)	(39)
Unrealized losses included in accumulated other comprehensive income (loss)	(115)	36
Redemptions	(300)	(8,600)
Reversal of temporary loss on redeemed securities	32	1,174

Balance at end of period	$21,046	$21,046

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out, or FIFO method. Inventories consist of the following (in thousands):

	December 31, 2010	March 31, 2010
Raw materials	$5,333	$5,184
Work in process	301	269
Finished goods	3,314	3,728

	$8,948	$9,181

7.	Goodwill & Acquired Intangible Assets

Goodwill

The carrying amount of goodwill was $128.2 million as of December 31, 2010 and March 31, 2010. The Company’s goodwill resulted from the acquisition of Network General Central Corporation, or Network General, in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

Acquired Intangible Assets

The net carrying amounts of acquired intangible assets were $49.2 million and $53.6 million as of December 31, 2010 and March 31, 2010, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis, except for the acquired trade name or names, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Acquired intangible assets consist of the following as of December 31, 2010 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(12,603)	$7,297
Customer relationships	29,200	(5,966)	23,234
Indefinite lived trade name	18,600	—	18,600
Net beneficial leases	336	(309)	27

	$68,036	$(18,878)	$49,158

Amortization of acquired software included as cost of product revenue was $995 thousand and $3.0 million for the three and nine months ended December 31, 2010, respectively. Amortization of other acquired intangible assets included as operating expense was $476 thousand and $1.4 million for the three and nine months ended December 31, 2010, respectively.

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

The following is the expected future amortization expense as of December 31, 2010 for the years ended March 31 (in thousands):

2011 (remaining three months)	$1,472
2012	5,885
2013	4,206
2014	1,884
2015	1,884
Thereafter	15,227

$30,558

The weighted average useful life of acquired intangible assets is 11 years.

8.	Capitalized Software Development Costs

Net capitalized software development costs for our nGenius Service Delivery Manager product totaled $306 thousand and $408 thousand at December 31, 2010 and March 31, 2010, respectively. This product was released on June 29, 2010, and is being amortized on a straight-line basis over two years. Amortization of capitalized software development costs included as cost of product revenue was $51 thousand and $102 thousand for the three and nine months ended December 31, 2010.

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

All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. As of December 31, 2010, the Company had open contracts with notional amounts totaling $10.6 million that mature over the next twelve months.

The location and amounts of derivative fair values on the condensed consolidated balance sheets as of December 31, 2010 and March 31, 2010 were as follows (in thousands):

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		December 31, 2010	March 31, 2010		December 31, 2010	March 31, 2010
Derivatives Designated as Hedging Instruments:
Forward contracts	Other current assets	$36	$94	Accrued other liabilities	$95	$359

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), or OCI, and results of operations as of December 31, 2010 (in thousands):

	Effective Portion			Ineffective Portion
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (amount excluded from effectiveness Testing) (c)
Forward contracts	$(197)	Research and development	$17	Research and development	$11
		Sales and marketing	(432)	Sales and marketing	(1)

	$(197)		$(415)		$10

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No amounts were recognized in income due to ineffectiveness.

10.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, providing a term loan of $100 million and a $10 million revolving credit facility, or the Credit Facility, pursuant to a Credit Agreement, dated as of December 21, 2007, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General on November 1, 2007. No amounts were outstanding under the revolving credit facility as of December 31, 2010.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. The applicable margin varies depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. For the three months ended December 31, 2010 and 2009 the term loan incurred interest at 2.750% and 3.375%, respectively. Effective September 30, 2010, the interest rate on the term loan was 2.750%, and the Company expects this to be the rate in effect until the next adjustment date of March 31, 2011.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of December 31, 2010, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2011 (remaining three months)	$3,750
2012	15,000
2013	53,106

$71,856

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 and a minimum fixed-charge coverage ratio of 1.25. As of December 31, 2010, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries as defined in the Credit Agreement, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company made a $3.1 million payment during the second quarter of fiscal year 2010 as a result of the annual excess cash flow calculation based on the year ended March 31, 2009 financial results. An excess cash flow payment was not triggered for the year ended March 31, 2010. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

11.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through December 31, 2010, the Company had repurchased a total of 486,794 shares of common stock through the open market stock repurchase program. The Company did not repurchase any shares during the nine months ended December 31, 2010, under the program.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, we repurchased 27,503 shares for $448 thousand related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2010. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

12.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Basic:
Net income	$11,101	$8,541	$26,494	$20,684

Weighted average common shares outstanding	42,105	40,684	41,946	40,463

Basic net income per share	$0.26	$0.21	$0.63	$0.52

Diluted:
Net income	$11,101	$8,541	$26,494	$20,684

Weighted average common shares outstanding	42,105	40,684	41,946	40,463
Weighted average stock options	310	746	333	739
Weighted average restricted stock units	758	611	557	455

Diluted weighted average shares	43,173	42,041	42,836	41,657

Diluted net income per share	$0.26	$0.20	$0.62	$0.50

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Stock options	—	221	20	224
Restricted stock units	—	7	9	27

Total	—	228	29	251

13.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on cash equivalents, marketable securities, restricted investments and hedge contracts. Comprehensive income for the three and nine months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income	$11,101	$8,541	$26,494	$20,864
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	(200)	(89)	571	(193)
Unrealized gain (loss) on hedge contracts, net of tax	(53)	(163)	134	(163)

Comprehensive income	$10,848	$8,289	$27,199	$20,508

14.	Income Taxes

The estimated annual effective tax rate as of December 31, 2010 for fiscal year 2011 is 33.6%, compared to an estimated annual effective rate of 34.9% as of December 31, 2009 for fiscal year 2010. The decrease in our effective tax rate is primarily due the reinstatement of the federal research and development credit and an increase in our domestic production activities deduction. The federal research and development credit was re-enacted on December 17, 2010 as part of “The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” (H.R. 4853)”. The impact of this law change was accounted for during this quarter. This act retroactively extends the federal research and development credit to the beginning of calendar year 2010. The Company has recorded a rate reduction of approximately 1.2% to its estimated annual effective tax rate for fiscal year 2011. Since this legislation was retroactively reinstated to the beginning of calendar year 2010, the Company has recorded a discrete item in its year-to-date provision during the quarter for the fiscal 2010 fourth quarter benefit. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, state taxes and the qualified production activities deduction.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense on the condensed consolidated statements of operations. Accrued interest and penalties as of December 31, 2010 are $22 thousand.

15.	Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Europe, Asia and Rest of World. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.

Total revenue by geography is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
United States	$52,358	$49,657	$154,941	$139,914
Europe	12,930	11,258	29,243	24,579
Asia	4,582	3,077	11,208	8,491
Rest of World	6,466	6,723	17,168	15,484

	$76,336	$70,715	$212,560	$188,468

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

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements. No material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in these financial statements.

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

Results Overview

We saw continued strength during the nine months ending December 31, 2010, with product revenue growth of 15% and overall revenue growth of 13% compared to the prior year period driven by strength in our enterprise and service provider sectors. Gross margin remained flat at 79% for the nine months ending December 31, 2010 and 2009. While operating expenses increased on higher sales and marketing expenses and incentive compensation, we improved our operating margin to 19% for the nine months ended December 31, 2010, compared to 18% for the same period in the prior year. Net income and diluted net income per share increased 27% and 24%, respectively compared to the prior year.

We also achieved strong cash flow with cash, cash equivalents and marketable securities increasing to $210.2 million at December 31, 2010. This represents an increase of $14.2 million over the previous quarter end on September 30, 2010.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. Recent non-GAAP financial measures have included non-GAAP revenue, income from operations, net income and net income per diluted share, each of which were adjusted from amounts determined based on GAAP to exclude the effect of purchase accounting adjustments to reduce to fair value acquired deferred revenue resulting from our acquisition of Network General Central Corporation, or Network General, in November 2007, and to add back the revenue impact of recently adopted accounting guidance, share-based compensation expenses, certain business development expenses and the amortization of acquired intangible assets, net of related income tax effects.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
GAAP revenue	$76,336	$70,715	$212,560	$188,468
Impact of new accounting guidance	(148)	—	(351)	—
Deferred revenue fair value adjustment	10	209	123	1,205

Non-GAAP revenue	$76,198	$70,924	$212,332	$189,673

GAAP net income	$11,101	$8,541	$26,494	$20,864
Impact of new accounting guidance	(148)	—	(351)	—
Deferred revenue fair value adjustment	10	209	123	1,205
Share based compensation expense	1,460	1,207	4,139	3,774
Amortization of acquired intangible assets	1,471	1,485	4,415	4,456
Business development expenses	623	—	623	—
Income tax adjustments	(1,298)	(1,102)	(3,401)	(3,585)

Non-GAAP net income	$13,219	$10,340	$32,042	$26,714

GAAP diluted net income per share	$0.26	$0.20	$0.62	$0.50
Share impact of non-GAAP adjustments identified above	0.05	0.05	0.13	0.14

Non-GAAP diluted net income per share	$0.31	$0.25	$0.75	$0.64

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

The adoption of this guidance did not have a material impact on our financial position or results of operations for the three and nine months ended December 31, 2010.

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

Multi-element arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, we allocate the total transaction revenue to the multiple elements based on each element’s relative fair value compared to the total fair value of all the elements. Each element’s relative fair value is based on management’s best estimate of selling price paid by customers based on the element’s historical pricing. We review the sales of all products and services quarterly and update, when appropriate, our best estimate of selling price for each element to ensure that it reflects our recent pricing experience.

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

Three Months Ended December 31, 2010 and 2009

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$43,016	56%	$40,774	58%	$2,242	5%
Service	33,320	44	29,941	42	3,379	11%

Total revenue	$76,336	100%	$70,715	100%	$5,621	8%

Product. The 5%, or $2.2 million, increase in product revenue was due to a $7.1 million increase in our enterprise business sector, offset by a $4.8 million decrease in our service provider sector. While revenue for our service provider sector was down for the three months ended December 31, 2010 compared to the same period last year, revenue has increased $2.5 million on a fiscal year-to-date basis reflecting the uneven timing of the large orders associated with this sector. Compared to the same period in the prior year, we realized an increase of approximately 23% in the average selling price per unit of our products offset by a 17% decrease in units shipped. The increase in selling price per unit is due to a shift in product mix towards our higher capacity Infinistream products.

Service. The 11%, or $3.4 million, increase in service revenue was due in part to a $1.6 million increase in revenue from maintenance contracts due to increased renewals from a growing support base, a $1.1 million increase in revenue from post-contract customer support in connection with product revenue growth and a $405 thousand increase in other service revenue. In addition, there was a decline of $186 thousand in purchase accounting adjustments to deferred service revenue associated with our acquisition of Network General. As a result of this acquisition, acquired deferred revenue was reduced to fair value to eliminate selling profit from the contracts that were acquired from Network General. As the fair value adjusted deferred revenue has amortized over time, it comprised a smaller proportion of total maintenance revenue during the three months ended December 31, 2010. Subsequent maintenance renewal contracts are recorded at their full value and thus result in higher recorded revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Indirect	$48,607	64%	$41,925	59%	$6,682	16%
Direct	27,729	36	28,790	41	(1,061)	(4)%

Total revenue	$76,336	100%	$70,715	100%	$5,621	8%

The 16%, or $6.7 million, increase in indirect channel revenue is primarily the result of an increase in international sales. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 4%, or $1.1 million, decrease in direct channel revenue is primarily the result of decreased revenue in the United States due to the decrease in volume within the quarter with our larger direct service provider customers.

Total revenue by geography is as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
United States	$52,358	69%	$49,657	70%	$2,701	5%

International
Europe	12,930	17	11,258	16	1,672	15%
Asia	4,582	6	3,077	4	1,505	49%
Rest of World	6,466	8	6,723	10	(257)	(4)%

Subtotal International	23,978	31	21,058	30	2,920	14%

Total revenue	$76,336	100%	$70,715	100%	$5,621	8%

United States revenues increased 5%, or $2.7 million, primarily as a result of strong growth in our enterprise business sector. The 14%, or $2.9 million, increase in international revenue is due to growth in both the enterprise and the service provider sectors. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$10,343	14%	$9,924	14%	$419	4%
Service	5,749	8	5,481	8	268	5%

Total cost of revenue	$16,092	21%	$15,405	22%	$687	4%

Gross profit:
Product $	$32,673	43%	$30,850	44%	$1,823	6%
Product gross profit %	76%		76%
Service $	$27,571	36%	$24,460	35%	$3,111	13%
Service gross profit %	83%		82%
Total gross profit $	$60,244		$55,310		$4,934	9%
Total gross profit %	79%		78%

Product. The 4%, or $419 thousand, increase in cost of product revenue was primarily due to the 5% increase in product revenue during the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The product gross profit percentage remained flat at 76% for the three months ended December 31, 2010 and 2009, respectively. Average headcount was 29 and 27 for the three months ended December 31, 2010 and 2009, respectively.

Service. The 5%, or $268 thousand, increase in cost of service revenue was primarily due to a $201 thousand increase in employee related expenses and a $72 thousand increase in travel in our support and consulting groups. The 13%, or $3.1 million, increase in service gross profit corresponds with the 11%, or $3.4 million, increase in service revenue, offset by the 5%, or $268 thousand, increase in cost of services. The service gross profit percentage increased one point from 82% to 83% when comparing the three months ended December 31, 2010 to the three months ended December 31, 2009. Average headcount was 113 and 104 for the three months ended December 31, 2010 and 2009, respectively.

Gross profit. Our gross profit increased 9%, or $4.9 million. This increase is attributable to our increase in revenue of 8%, or $5.6 million. The net effect of the combined increases in revenue and cost of revenue was a one point increase in gross profit percentage from the three months ended December 31, 2009 to the three months ended December 31, 2010.

Operating Expenses

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Research and development	$10,145	13%	$9,181	13%	$964	10%
Sales and marketing	27,022	36	26,328	37	694	3%
General and administrative	6,356	8	5,475	8	881	16%
Amortization of acquired intangible assets	476	1	490	1	(14)	(3%)

Total Operating Expenses	$43,999	58%	$41,474	59%	$2,525	6%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 10%, or $964 thousand, increase in research and development expenses is primarily due to increases in incentive compensation and other employee related expenses due to an increase in headcount. Average headcount in research and development was 256 and 236 for the three months ended December 31, 2010 and 2009, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 3%, or $694 thousand, increase in total sales and marketing expenses was due to a $1.3 million increase in employee related expenses, a $324 thousand in increased expenses related to the NetScout user conferences and other sales meetings, $215 thousand in increased sales travel expenses due to increased headcount and international travel, $118 thousand of increased rent from international locations and $118 thousand in increased depreciation expense associated with demo units. These were offset by a $1.6 million decrease in sales commissions. The three months ended December 31, 2009 contained large sales incentive commissions which were driven by high service provider and maintenance renewal bookings. Renewal bookings are down 16% fiscal year-to-date because of last year’s unusually large occurrence of early and multi-year renewals which began in the quarter ended December 31, 2009. Average headcount in sales and marketing was 316 and 293 for the three months ended December 31, 2010 and 2009, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 16%, or $881 thousand, increase in general and administrative expenses was primarily due to a $968 thousand increase in professional services mainly due to business development costs and a $317 thousand increase in incentive compensation and other employee related expenses, partially offset by a $178 thousand decrease in allocated overhead costs due to lower facility costs and depreciation expense. Average headcount in general and administrative was 115 and 107 for the three months ended December 31, 2010 and 2009, respectively.

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

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(392)	(1)%	$(862)	(1)%	$470	55%

The 55%, or $470 thousand, decrease in interest and other expense was primarily due to a $274 thousand decrease in interest expense due to a reduction in the interest rate as well as a reduction of approximately $10 million on the outstanding principal of our debt due to debt repayments. During the quarters ended December 31, 2010 and 2009, the average interest rates on our outstanding debt were 2.750% and 3.375%, respectively. Additionally, the decrease was affected by a $101 thousand increase in interest income due to an increase in market interest rates received on investments as well as a $54 thousand increase resulting from a decrease in losses on the disposal of assets.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2010 for fiscal year 2011 is 33.6%, compared to an estimated annual effective tax rate of 34.9% as of December 31, 2009 for fiscal year 2010. The decrease in our effective tax rate is primarily due to the reinstatement of the federal research and development credit and an increase in our domestic production activities deduction. The federal research and development credit was re-enacted on December 17, 2010 as part of “The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” (H.R. 4853)”. The impact of this law change was accounted for during this quarter. This act retroactively extends the federal research and development credit to the beginning of calendar year 2010. We have recorded a rate reduction of approximately 1.2% to our estimated annual effective tax rate for fiscal year 2011. Since this legislation was retroactively reinstated to the beginning of calendar year 2010, we have recorded a discrete item in our year-to-date provision during the quarter for the fiscal 2010 fourth quarter benefit. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, state taxes, and the qualified production activities deduction.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Income tax expense	$4,752	6%	$4,433	6%	$319	7%

Net Income. Net income for the three months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Net income	$11,101	15%	$8,541	12%	$2,560	30%

The $2.6 million increase in net income for the three months ended December 31, 2010 was largely attributable to the $4.9 million increase in total gross profit and a $470 thousand decrease in interest expense offset by a $2.5 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation.

Nine Months Ended December 31, 2010 and 2009

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during the nine months ended December 31, 2010 and 2009.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$114,289	54%	$99,796	53%	$14,493	15%
Service	98,271	46	88,672	47	9,599	11%

Total revenue	$212,560	100%	$188,468	100%	$24,092	13%

Product. The 15%, or $14.5 million, increase in product revenue was due to a $12.0 million increase in our enterprise business sector and a $2.5 million increase in our service provider sector. Compared to the same period in the prior year, we realized an increase of approximately 27% in the average selling price per unit of our products offset by a 7% decrease in units shipped. The increase in selling price per unit is due to a shift in product mix towards our higher capacity Infinistream products.

Service. The 11%, or $9.6 million, increase in service revenue was due in part to a $3.5 million increase in revenue from post-contract customer support in connection with product revenue growth, a $2.3 million increase in revenue from maintenance contracts due to increased renewals from a growing support base, and a $490 thousand increase in other service revenue. In addition, there was a decline of $1.1 million in purchase accounting adjustments to deferred service revenue associated with our acquisition of Network General. As a result of this acquisition, acquired deferred revenue was reduced to fair value to eliminate selling profit from the contracts that were acquired from Network General. As the fair value adjusted deferred revenue has amortized over time, it comprised a smaller proportion of total maintenance revenue during the nine months ended December 31, 2010. Subsequent maintenance renewal contracts are recorded at their full value and thus result in higher recorded revenue. We also recognized $1.4 million in training and consulting revenue during the quarter ended June 30, 2010 from non-refundable expired contracts. Prior to this quarter, the Company had not been able to demonstrate that it had fulfilled its obligations. However, during the quarter, the Company was able to demonstrate that its obligations had been fulfilled related to the non-refundable expired contracts. While the Company will continue to recognize revenue from non-refundable contracts, it does not expect the revenue in future quarters to be significant.

Total product and service revenue from direct and indirect channels are as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Indirect	$129,548	61%	$117,851	63%	$11,697	10%
Direct	83,012	39	70,617	37	12,395	18%

Total revenue	$212,560	100%	$188,468	100%	$24,092	13%

The 10%, or $11.7 million, increase in indirect channel revenue is the result of an increase in international sales. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 18%, or $12.4 million, increase in direct channel revenue and change in sales mix between direct and indirect is primarily the result of increased domestic revenue from our telecommunications and enterprise sectors, as well as the $1.1 million reduction in purchase accounting adjustments related to the Network General acquisition which had the effect of increasing revenue.

Total revenue by geography is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
United States	$154,941	73%	$139,914	74%	$15,027	11%

International
Europe	29,243	14	24,579	13	4,664	19%
Asia	11,208	5	8,491	5	2,717	32%
Rest of World	17,168	8	15,484	8	1,684	11%

Subtotal International	57,619	27	48,554	26	9,065	19%

Total revenue	$212,560	100%	$188,468	100%	$24,092	13%

United States revenues increased 11%, or $15.0 million, primarily as a result of strong growth in our enterprise sector, which includes financial services, and in our service provider sector. The 19%, or $9.1 million, increase in international revenue is also due to growth in both our enterprise and service provider sectors. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, media duplication, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$28,002	13%	$25,472	14%	$2,530	10%
Service	16,972	8	14,974	8	1,998	13%

Total cost of revenue	$44,974	21%	$40,446	22%	$4,528	11%

Gross profit:
Product $	$86,287	41%	$74,324	39%	$11,963	16%
Product gross profit %	75%		74%
Service $	$81,299	38%	$73,698	39%	$7,601	10%
Service gross profit %	83%		83%
Total gross profit $	$167,586		$148,022		$19,564	13%
Total gross profit %	79%		79%

Product. The 10%, or $2.5 million, increase in cost of product revenue was primarily due to the 15%, or $14.5 million increase in product revenue for the nine months ended December 31, 2010 when compared to the nine months ended December 31, 2009. Our product gross profit percentage increased by one point to 75% for the nine months ended December 31, 2010. This increase was primarily due to the realization of cost savings within our manufacturing organization. Average headcount in cost of product revenue was 29 and 27 for the nine months ended December 31, 2010 and 2009, respectively.

Service. The 13%, or $2.0 million, increase in cost of service revenue was primarily due to a $1.4 million increase in employee related expenses, a $278 thousand increase in cost of materials used to support customers under service contracts and a $285 thousand increase in travel in our support and consulting groups. The 10%, or $7.6 million, increase in service gross profit corresponds with the 11%, or $9.6 million, increase in service revenue, offset by the 13%, or $2.0 million, increase in cost of services. The service gross profit percentage remained flat at 83% for the nine months ended December 31, 2010. Average headcount in cost of service revenue was 114 and 104 for the nine months ended December 31, 2010 and 2009, respectively.

Gross profit. Our gross profit increased 13%, or $19.6 million. This increase is attributable to our increase in revenue of 13%, or $24.1 million, offset by an 11%, or $4.5 million, increase in cost of revenue. The net effect of the combined increases in revenue and cost of revenue on gross margin remained flat at 79% for both the nine months ended December 31, 2009 to the nine months ended December 31, 2010.

Operating Expenses

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Research and development	$29,734	14%	$27,069	14%	$2,665	10%
Sales and marketing	77,832	37	69,806	37	8,026	11%
General and administrative	17,478	8	15,309	8	2,169	14%
Amortization of acquired intangible assets	1,430	1	1,471	1	(41)	(3%)

Total Operating Expenses	$126,474	60%	$113,655	60%	$12,819	11%

Research and development. Research and development expenses consist primarily of personnel expenses, including incentive compensation, fees for outside consultants, overhead and other expenses associated with the development of new products and the enhancement of existing products.

The 10%, or $2.7 million, increase in research and development expenses is primarily due to increases in incentive compensation and other employee related expenses due to an increase in headcount. Average headcount in research and development was 254 and 237 for the nine months ended December 31, 2010 and 2009, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 11%, or $8.0 million, increase in total sales and marketing expenses was primarily due to $1.1 million in increased sales commissions commensurate with the higher sales revenue, a $3.5 million increase in other employee related expenses resulting from increased headcount, a $928 thousand increase in travel expenses, an $889 thousand increase in recruiting fees, a $516 thousand increase in depreciation expense associated with demo units and a $688 thousand increase in expenses related to the NetScout user conferences and other sales meetings. Average headcount in sales and marketing was 312 and 297 for the nine months ended December 31, 2010 and 2009, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 14%, or $2.2 million, increase in general and administrative expenses was primarily due to a $1.2 million increase in incentive compensation and other employee related expenses and a $1.5 million increase professional services, mainly due to business development costs. These were partially offset by a $465 thousand decrease in allocated overhead costs due to lower facility costs and depreciation expense. Average headcount in general and administrative was 112 and 109 for the nine months ended December 31, 2010 and 2009, respectively.

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

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,294)	(1)%	$(2,296)	(1)%	$1,002	44%

The 44%, or $1.0 million, decrease in interest and other expense was primarily due to a $949 thousand decrease in interest expense due to a reduction in the interest rate and principal amounts outstanding associated with our debt. During the nine months ended December 31, 2010 and 2009, the average interest rate on the term loan was 2.750% and 3.708%, respectively. Interest income was relatively flat compared to the prior year.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2010 for fiscal year 2011 is 33.6%, compared to an estimated annual effective tax rate of 34.9% as of December 31, 2009 for fiscal year 2010. The decrease in our effective tax rate is primarily due to the reinstatement of the federal research and development credit and an increase in our domestic production activities deduction. The federal research and development credit was re-enacted on December 17, 2010 as part of “The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” (H.R. 4853)”. The impact of this law change was accounted for during this quarter. This act retroactively extends the federal research and development credit to the beginning of calendar year 2010. We have recorded a rate reduction of approximately 1.2% to our estimated annual effective tax rate for fiscal year 2011. Since this legislation was retroactively reinstated to the beginning of calendar year 2010, we have recorded a discrete item in our year-to-date provision during the quarter for the fiscal 2010 fourth quarter benefit. Generally, the estimated annual effective tax rates differ from the statutory rates primarily due to the impact of federal and state tax credits, tax-exempt interest income, state taxes, and qualified production activities deductions.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Income tax expense	$13,324	6%	$11,207	6%	$2,117	19%

Net income. Net income for the nine months ended December 31, 2010 and 2009 is as follows:

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2010		2009
		% of Revenue		% of Revenue	$	%
Net income	$26,494	13%	$20,864	11%	$5,630	27%

The $5.6 million increase in net income for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 was largely attributable to the $19.6 million increase in total gross profit and a $1.0 million decrease in interest expense offset by a $12.8 million increase in operating expenses mainly due to increased employee related expenses and incentive compensation.

Contractual Obligations

As of December 31, 2010, we had the following contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and long-term debt obligations (1)	$75,133	$16,845	$58,288	$—	$—
Unconditional purchase obligations	8,290	8,290	—	—	—
Operating lease obligations (2)	37,837	3,527	6,868	6,825	20,617
Retirement obligations	5,036	1,447	2,214	593	782

Total contractual obligations	$126,296	$30,109	$67,370	$7,418	$21,399

(1)	Includes accrued interest at an interest rate of 2.750% for our outstanding term loan at December 31, 2010.

(2)	We lease facilities and certain equipment under operating lease agreements extending through September 2023 for a total of $37.8 million. Additionally, the payments due by the periods above were computed based on the terms of the renegotiated lease agreements for the Westford office, which was entered in August 2010 and the San Jose office, which was entered in September 2010.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31,	March 31,
	2010	2010
Cash and cash equivalents	$121,482	$63,322
Short-term marketable securities	64,407	69,875
Long-term marketable securities	24,341	37,354

Cash, cash equivalents and marketable securities	$210,230	$170,551

At December 31, 2010, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association, or KeyBank, which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum certain amounts of liquidity, the most restrictive of which are a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of December 31, 2010, we were in compliance with such covenants. As of December 31, 2010, no amounts were outstanding under the revolving credit facility.

Cash, cash equivalents, and marketable securities increased by $39.7 million from March 31, 2010 to December 31, 2010. While cash and cash equivalents increased by $58.2 million, short and long-term marketable securities decreased in total by $18.5 million.

Our long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through December 31, 2010, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify them as long term on our consolidated balance sheet. As of December 31, 2010, our auction rate securities consisted of four positions issued by municipal agencies with a total par value of $23.8 million and a current estimated market value totaling $21.0 million. The auction rate securities held by NetScout at December 31, 2010 have maturity dates ranging from December 2032 through June 2038. As of December 31, 2010, these investments have investment grade ratings ranging from AAA to A. These investments are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions disclosed in Note 4 to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Nine Months Ended December 31,
	(Dollars in Thousands)
	2010	2009
Net cash provided by operating activities	$46,056	$27,149
Net cash provided by (used in) investing activities	$14,038	$(36,510)
Net cash used in financing activities	$(1,934)	$(6,337)

Net cash provided by operating activities

Net cash provided by operating activities amounted to $46.1 million and $27.1 million during the nine months ended December 31, 2010 and 2009, respectively. The primary sources of operating cash flow in the nine months ended December 31, 2010 included net income of $26.5 million, adjusted to exclude the effects of non-cash items of $14.5 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and loss on disposal of fixed assets, an $8.8 million decrease in accounts receivable resulting from increased cash collections and decreased billings, a $2.7 million decrease in refundable income taxes and a $1.7 million increase in income taxes payable, offset by a $7.7 million decrease in deferred revenue.

Net cash provided by investing activities

Net cash provided by investing activities was $14.0 million for the nine months ended December 31, 2010. This includes the proceeds from the maturity of marketable securities due to cash management activities of $69.2 million offset by the purchase of marketable securities of $49.6 million and the purchase of fixed assets to support our infrastructure of $5.5 million.

Net cash used in financing activities

Net cash used in financing activities was $1.9 million for the nine months ended December 31, 2010. The primary outflow was due to the repayment of $7.5 million of our long-term debt with KeyBank, offset by a tax benefit from stock options exercised of $3.4 million and proceeds from the exercise of stock options in the amount of $2.2 million.

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

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at December 31, 2010 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

Additional information regarding auction rate securities held by NetScout at December 31, 2010 is detailed in Note 4 to the consolidated financial statements.

At December 31, 2010 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan with KeyBank. As of December 31, 2010, we owed $71.9 million on this loan with an interest rate of 2.750% effective September 30, 2010 through March 31, 2011, the next LIBOR reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2010. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $182 thousand as of December 31, 2010.

Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Canadian Dollar and Indian Rupee. The current exposures arise primarily from expenses denominated in foreign currencies. NetScout currently engages in foreign currency hedging activities in order to limit these exposures.

As of December 31, 2010, we had foreign currency forward contracts with notional amounts totaling $10.6 million. The valuation of outstanding foreign currency forward contracts at December 31, 2010 resulted in a liability balance of $95 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $36 thousand reflecting favorable rates in comparison to current market rates.

We do not use derivative financial instruments for speculative trading purposes. The counterparty to these forward contracts is a multinational commercial bank. We believe the risk of counterparty nonperformance is not material. However, we cannot be assured that the financial institution will not be further impacted by the negative economic environment.

Item 4.	Controls and Procedures

As of December 31, 2010, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the third quarter of fiscal year 2011, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 11 to the condensed consolidated financial statements attached hereto.

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

NETSCOUT SYSTEMS, INC.

Date: February 4, 2011	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: February 4, 2011	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2011	/s/ Jean Bua
Jean Bua
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).