Form 10-Q
period 2011-06-30
NETSCOUT SYSTEMS INC
filed 2011-08-05
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0000-26251

NETSCOUT SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2837575
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

310 Littleton Road, Westford, MA 01886

(978) 614-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 2, 2011 was 42,750,939.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$39,473	$67,168
Marketable securities	142,319	133,430
Accounts receivable, net of allowance for doubtful accounts of $233 and $346 at June 30, 2011 and March 31, 2011, respectively	41,361	62,801
Inventories	9,591	8,925
Prepaid income taxes	5,376	3,205
Deferred income taxes	3,379	3,383
Prepaid expenses and other current assets	4,765	4,814

Total current assets	246,264	283,726
Fixed assets, net	14,629	13,467
Goodwill	141,356	128,177
Intangible assets, net	50,500	47,686
Deferred income taxes	24,920	25,167
Long-term marketable securities	27,442	27,880
Other assets	1,359	1,467

Total assets	$506,470	$527,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,579	$9,709
Accrued compensation	14,152	21,854
Accrued other	3,826	4,786
Current portion of long-term debt	15,000	15,000
Deferred revenue	78,618	85,241

Total current liabilities	118,175	136,590
Other long-term liabilities	1,887	1,721
Accrued long-term retirement benefits	1,914	1,859
Long-term deferred revenue	12,197	14,735
Long-term debt, net of current portion	49,356	53,106

Total liabilities	183,529	208,011

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2011 and March 31, 2011	0	0
Common stock, $0.001 par value: 150,000,000 shares authorized; 47,679,986 and 47,441,879 shares issued and 42,726,605 and 42,557,319 shares outstanding at June 30, 2011 and March 31, 2011, respectively	48	47
Additional paid-in capital	229,515	227,201
Accumulated other comprehensive loss	(582)	(676)
Treasury stock at cost, 4,953,381 and 4,884,560 shares at June 30, 2011 and March 31, 2011, respectively	(36,863)	(35,437)
Retained earnings	130,823	128,424

Total stockholders’ equity	322,941	319,559

Total liabilities and stockholders’ equity	$506,470	$527,570

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenue:
Product	$29,531	$33,972
Service	33,765	32,839

Total revenue	63,296	66,811

Cost of revenue:
Product	7,647	8,851
Service	6,249	5,724

Total cost of revenue	13,896	14,575

Gross profit	49,400	52,236

Operating expenses:
Research and development	11,320	9,778
Sales and marketing	26,772	25,119
General and administrative	6,534	5,297
Amortization of acquired intangible assets	482	477

Total operating expenses	45,108	40,671

Income from operations	4,292	11,565
Interest and other income (expense), net:
Interest income	99	178
Interest expense	(500)	(622)
Other income (expense), net	2	4

Total interest and other income (expense), net	(399)	(440)

Income before income tax expense	3,893	11,125
Income tax expense	1,494	3,980

Net income	$2,399	$7,145

Basic net income per share	$0.06	$0.17
Diluted net income per share	$0.06	$0.17
Weighted average common shares outstanding used in computing:
Net income per share—basic	42,608	41,812
Net income per share—diluted	43,343	42,482

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,399	$7,145
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of the acquisition of Psytechnics:
Depreciation and amortization	3,781	3,472
Loss on disposal of fixed assets	70	18
Share-based compensation expense associated with equity awards	2,159	1,178
Deferred income taxes	230	1,174
Changes in assets and liabilities
Accounts receivable	21,899	25,238
Inventories	(666)	(783)
Prepaid income taxes	(2,171)	2,288
Prepaid expenses and other current assets	603	914
Other assets	57	28
Accounts payable	(3,147)	1,214
Accrued compensation and other expenses	(9,268)	(6,714)
Deferred revenue	(9,627)	(11,318)

Net cash provided by operating activities	6,319	23,854

Cash flows from investing activities:
Purchase of marketable securities	(40,595)	(2,265)
Proceeds from maturity of marketable securities	32,253	17,404
Purchase of fixed assets	(3,707)	(2,093)
Acquisition of Psytechnics, net of cash acquired	(16,945)	0

Net cash provided by (used in) investing activities	(28,994)	13,046

Cash flows from financing activities:
Proceeds from the exercise of stock options	146	143
Repurchase of vested RSU’s	(1,426)	0
Repayment of long-term debt	(3,750)	(2,500)
Excess tax benefit from stock options exercised	10	198

Net cash used in financing activities	(5,020)	(2,159)

Net increase (decrease) in cash and cash equivalents	(27,695)	34,741
Cash and cash equivalents, beginning of period	67,168	63,322

Cash and cash equivalents, end of period	$39,473	$98,063

Supplemental disclosure of non-cash activities:
Additions to property, plant and equipment included in accounts payable	$648	$0

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2011 and for the three months ended June 30, 2011 and 2010 have been prepared by NetScout Systems, Inc., or NetScout or the Company, in accordance with generally accepted accounting principles (GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results of operations for the year ending March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities Exchange Commission (SEC), on May 27, 2011.

2.	Concentration of Credit Risk and Significant Customers

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

At June 30, 2011, no one direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2011, the Company had one customer which accounted for approximately 13% of the accounts receivable balance. During the three months ended June 30, 2011 and 2010, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

3.	Share-Based Compensation

The following is a summary of share-based compensation expense (in thousands):

	Three Months Ended June 30,
	2011	2010
Cost of product revenue	$47	$20
Cost of service revenue	65	60
Research and development	577	273
Sales and marketing	770	484
General and administrative	700	341

	$2,159	$1,178

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2011 and March 31, 2011.

Marketable Securities

The following is a summary of marketable securities held by NetScout at June 30, 2011 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$87,814	$9	$87,823
Commercial paper	27,829	0	27,829
Corporate bonds	25,157	4	25,161
Certificates of deposit	1,501	5	1,506

Total short-term marketable securities	142,301	18	142,319

Auction rate securities	19,505	(2,257)	17,248
U.S. government and municipal obligations	9,109	17	9,126
Corporate bonds	1,070	(2)	1,068

Total long-term marketable securities	29,684	(2,242)	27,442

Total marketable securities	$171,985	$(2,224)	$169,761

Maturity dates for short-term marketable securities held at June 30, 2011 range from July 2011 to June 2012. Maturity dates for long-term marketable securities held at June 30, 2011, which consist of auction rate securities, U.S. Treasury bills and corporate bonds, range from July 2012 to June 2038.

The following is a summary of marketable securities held by NetScout at March 31, 2011, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$86,670	$(1)	$86,669
Commercial paper	24,111	(1)	24,110
Corporate bonds	13,364	17	13,381
Certificates of deposit	5,251	12	5,263
Auction rate securities	4,007	0	4,007

Total short-term marketable securities	133,403	27	133,430

Auction rate securities	19,784	(2,302)	17,482
U.S. government and municipal obligations	8,716	3	8,719
Corporate bonds	1,678	1	1,679

Total long-term marketable securities	30,178	(2,298)	27,880

Total marketable securities	$163,581	$(2,271)	$161,310

Maturity dates for short-term marketable securities held at March 31, 2011 ranged from April 2011 to March 2012. Maturity dates for long-term marketable securities held at March 31, 2011, which consist of auction rate securities, corporate bonds and certificates of deposit, ranged from April 2012 to June 2038.

The Company’s long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through June 30, 2011, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify $17.2 million as long-term on its consolidated balance sheet. As of June 30, 2011, the Company’s auction rate securities consisted of three positions issued by municipal agencies with a total par value of $19.5 million and a current estimated market value totaling $17.2 million. As of June 30, 2011, these marketable securities were AAA rated. The securities are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies.

During the quarter ended June 30, 2011, redemptions by the issuers for certain of the Company’s auction rate securities totaling $4.25 million were settled at par, $4.0 million of which was classified under current marketable securities as of March 31, 2011 and another $250 thousand redeemed from long-term marketable securities.

At June 30, 2011, the Company valued its outstanding long-term auction rate securities at fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of June 30, 2011, historical spreads in comparison to U.S. Treasuries, and a liquidity risk premium of 350 basis points. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is estimated at between 51 and 55 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of $2.3 million ($1.4 million, net of tax) as of June 30, 2011 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents a reduction in the valuation reserve of $45 thousand ($28 thousand, net of tax) during the three months ended June 30, 2011 reflecting redemptions at par. To the extent the Company determines that any impairment is other-than-temporary, the Company would record a charge to earnings.

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

The Company’s Level I investments are classified as such because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. The Company’s Level II investments are classified as such because fair value is being calculated using data from similar but not identical issues, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company’s short-term auction rate securities at March 31, 2011 were classified as Level II since the amount which was redeemed in April 2011 was based upon a redemption notice for an inactive market. The Company’s long-term auction rate securities are classified as Level III of the fair value hierarchy due to the limited market data for pricing these securities and the subjective factors considered to create a liquidity discount. The Company’s derivative financial instruments consist of forward foreign exchange contracts and are classified as Level II because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. For further information on the Company’s derivative instruments refer to Note 10.

The following table summarizes the valuation of the Company’s financial assets and liabilities by the above categories as of June 30, 2011 (in thousands):

	Total Fair Value	Level I	Level II	Level III
ASSETS:
Cash and cash equivalents	$39,473	$39,473	$0	$0
U.S. government and municipal obligations	96,949	96,949	0	0
Commercial paper	27,829	0	27,829	0
Corporate bonds	26,229	26,229	0	0
Certificate of deposits	1,506	0	1,506	0
Auction rate securities	17,248	0	0	17,248
Derivative financial instruments	144	0	144	0

	$209,378	$162,651	$29,479	$17,248

LIABILITIES:
Derivative financial instruments	$(23)	$0	$(23)	$0

	$(23)	$0	$(23)	$0

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level III financial assets (in thousands):

	June 30,
	2011	2010
Balance at beginning of period	$17,482	$28,475
Change in accrued interest receivable	(29)	(36)
Change in valuation	0	151
Redemptions	(250)	(4,300)
Reversal of temporary loss on redeemed securities	45	794

Balance at end of period	$17,248	$25,084

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2011	March 31, 2011
Raw materials	$5,091	$4,548
Work in process	77	27
Finished goods	4,423	4,350

	$9,591	$8,925

7.	Acquisition

On April 1, 2011, the Company acquired all of the outstanding equity of Psytechnics, Ltd. (Psytechnics) a supplier of voice and video network monitoring software. Psytechnics was acquired to expand NetScout’s voice video monitoring capabilities using Psytechnics existing software offering, Experience Manager. The results of Psytechnics’ operations have been included in the consolidated financial statements since that date. The total purchase price of $17 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Psytechnic’s product with our customer base.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $69	1,099
Fixed assets	50
Identifiable intangible assets	4,350
Goodwill	13,179

Total assets acquired	18,678
Current liabilities	(1,198)
Deferred revenue	(466)

$17,014

The Company has analyzed the realizability of the deferred tax assets of Psytechnics and has concluded that it is appropriate to provide a valuation allowance against these balances, given the weight of the historical objective evidence. The net asset balance reserved is $3.2 million and primarily consists of net operating loss carry forwards and tax basis in intangibles previously amortized for financial reporting purposes attributable to the U.K. operations of the acquired entity. The Company will continue to evaluate additional positive and negative evidence relating to the realizability of these assets within the first year of the transaction; any resulting changes to the valuation allowance attributable to facts existing as of the acquisition date but unknown at the time of the assessment would be recorded against goodwill. Any new facts resulting in changes to the valuation allowance will be recorded as a component of earnings.

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Psytechnics acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. No goodwill associated with this transaction will be deductible for tax purposes.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Acquired software	$1,200	5
Customer relationships	450	10
Core technology	2,700	10

	$4,350

The weighted average useful life of identifiable intangible assets acquired from Psytechnics is 8.6 years.

The following table presents the pro forma results of the historical Consolidated Statements of Operations of the Company and Psytechnics for the three months ended June 30, 2011 and 2010, giving effect to the merger as if it occurred on April 1, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30,
	2011	2010
Pro forma revenue	$63,296	$67,595
Pro forma net income	$2,399	$6,289
Pro forma income per share:
Basic	$0.06	$0.15
Diluted	$0.06	$0.15
Pro forma shares outstanding
Basic	42,608	41,812
Diluted	43,343	42,482

The pro forma revenue, net income and income per share for the three months ended June 30, 2011, is the same as the results reported in the Consolidated Statement of Operations of the Company for the three months ended June 30, 2011. The pro forma results for the three months ended June 30, 2011 primarily includes adjustments for amortization of intangibles, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Since the date of acquisition we have recorded $398 thousand of revenue earned by Psytechnics within our consolidated financial statements.

8.	Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $141.4 million and $128.2 million as of June 30, 2011 and March 31, 2011. The Company’s goodwill resulted from the acquisition of Psytechnics in April 2011, Network General Central Corporation (Network General) in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

June 30, 2011
Balance as of March 31, 2011	$128,177
Goodwill related to the acquisition of Psytechnics	13,179

Balance as of June 30, 2011	$141,356

Intangible Assets

The net carrying amounts of intangible assets were $50.5 million and $47.7 million as of June 30, 2011 and March 31, 2011, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name resulting from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets consist of the following as of June 30, 2011 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$21,100	$(14,644)	$6,456
Customer relationships	29,650	(6,913)	22,737
Indefinite lived trade name	18,600	0	18,600
Core technology	2,700	(52)	2,648
Net beneficial leases	336	(321)	15
Other	44	0	44

	$72,430	$(21,930)	$50,500

Intangible assets consist of the following as of March 31, 2011 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(13,598)	$6,302
Customer relationships	29,200	(6,437)	22,763
Indefinite lived trade name	18,600	0	18,600
Net beneficial leases	336	(315)	21

	$68,036	$(20,350)	$47,686

Amortization of acquired software and core technology included as cost of product revenue was $1.1 million and $995 thousand for the three months ended June 30, 2011 and 2010, respectively. Amortization of other acquired intangible assets included as operating expense was $482 thousand and $477 thousand for the three months ended June 30, 2011 and 2010, respectively.

The following is the expected future amortization expense as of June 30, 2011 for the years ended March 31 (in thousands):

2012 (remaining nine months)	$4,784
2013	5,013
2014	2,622
2015	2,503
2016	2,360
Thereafter	14,618

$31,900

The weighted average amortization period of acquired software and customer relationships is 5.5 and 15.4 years respectively. The weighted average amortization period for amortizing intangibles is 11.0 years.

9.	Capitalized Software Development Costs

Net capitalized software development costs for NetScout’s nGenius Service Delivery Manager product totaled $204 thousand and $255 thousand at June 30, 2011 and March 31, 2011, respectively. This product was released on June 29, 2010, and is being amortized on a straight-line basis over two years. Amortization included as cost of product revenue related to this product was $51 thousand for the three months ended June 30, 2011.

10.	Derivative Instruments and Hedging Activities

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

All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. As of June 30, 2011 and March 31, 2011, the Company had open contracts with notional amounts totaling $12.4 million and $10.9 million, respectively. These contracts will mature over the next twelve months and are expected to impact earnings on or before maturity.

The location and amounts of derivative fair values on the condensed consolidated balance sheets as of June 30, 2011 and March 31, 2011 were as follows (in thousands):

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011

Derivatives Designated as Hedging Instruments:
Forward contracts	Other current assets / accrued other liabilities	$144	$158	$23	$92

The following table provides the effect foreign exchange forward contracts had on other comprehensive loss (OCI) and results of operations during the three months ended June 30, 2011 and June 30, 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	June 30, 2011	June 30, 2010	Location	June 30, 2011	June 30, 2010	Location	June 30, 2011	June 30, 2010

Forward contracts	$(184)	$(562)	Research and development	$(14)	$7	Research and development	$(56)	$(16)
			Sales and marketing	(161)	(269)	Sales and marketing	(4)	7

	$(184)	$(562)		$(175)	$(262)		$(60)	$(9)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No amounts were recognized in income due to ineffectiveness. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

11.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) providing a term loan of $100 million and a $10 million revolving credit facility (Credit Facility) pursuant to a Credit Agreement, dated as of December 21, 2007, as amended, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General on November 1, 2007. No amounts were outstanding under the revolving credit facility as of June 30, 2011.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. The applicable margin varies depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). For the three months ended June 30, 2011 and 2010 the term loan incurred interest at 2.500% and 2.688%, respectively. As of June 30, 2011, the interest rate on the term loan was 2.500%, and the Company expects this to be the rate in effect until September 30, 2011.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of June 30, 2011, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2012 (remaining nine months)	$11,250
2013	53,106

Total	$64,356

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of June 30, 2011, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries as defined in the Credit Agreement, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

12.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2011, the Company had repurchased a total of 486,794 shares of common stock through the open market stock repurchase program. The Company did not repurchase any shares under the program during the three months ended June 30, 2011.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 68,821 shares for $1.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2011. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

13.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2011	2010
Basic:
Net income	$2,399	$7,145

Weighted average common shares outstanding	42,608,457	41,811,888

Basic net income per share	$0.06	$0.17

Diluted:
Net income	$2,399	$7,145

Weighted average common shares outstanding	42,608,457	41,811,888
Weighted average stock options	546,352	330,295
Weighted average restricted stock units	188,078	339,565

Diluted weighted average shares	43,342,887	42,481,748

Diluted net income per share	$0.06	$0.17

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive. This is due to the exercise prices exceeding the average market price of the Company’s common stock during the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Stock options	0	97,250
Restricted stock units	79,892	28,590

14.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on cash equivalents, marketable securities, restricted investments and hedge contracts. Comprehensive income for the three months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Net income	$2,399	$7,145
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	89	470
Unrealized gain (loss) on hedge contracts, net of tax	5	(185)

Comprehensive income	$2,493	$7,430

15.	Income Taxes

The estimated annual effective tax rate as of June 30, 2011 for fiscal year 2012 is 34.5%, compared to an estimated annual effective rate of 35.8% as of June 30, 2010 for fiscal year 2011. Generally, the estimated annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal and state tax credits.

16.	Geographic Information

The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.

Total revenue by geography is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
United States	$46,240	$53,060
Europe	7,601	6,255
Asia	4,258	2,823
Rest of the world	5,197	4,673

	$63,296	$66,811

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

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2011 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, our ability to achieve significant expense reductions and make structural improvements and current economic conditions.

On April 1, 2011, we completed the acquisition of Psytechnics, Ltd., (Psytechnics), a provider of IP voice, video and telepresence technologies that proactively assures the user experience for unified communications services. Psytechnics’ technology strengthens NetScout’s Unified Service Delivery Management strategy by providing more comprehensive management of the quality of IP voice, video and telepresence service delivery along with all other application and data services. The transaction was valued at approximately $17 million for acquisition accounting purposes.

Results Overview

During the quarter ended June 30, 2011, we experienced few bookings from the U.S. government and weak bookings from the financial services sector resulting in a 5%, or $3.5 million, decline in revenue over the same period in the prior year. New business from the U.S. government suffered substantially from budget holds and some of our large financial services customers have reduced capital spending due to profitability pressures. These declines were partially offset by new business bookings from service providers which increased 33% over the same period in the previous year and strong bookings from non-financial enterprise customers.

Net income and net income per share decreased 66% and 65%, respectively compared to the prior year due to the decline in revenue, higher share-based compensation expense of $981 thousand and an increase in operating costs resulting from the acquisition of Psytechnics on April 1, 2011.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles (GAAP). Recent non-GAAP financial measures have included non-GAAP revenue, income from operations, net income and net income per diluted share, each of which were adjusted from amounts determined based on GAAP to exclude the effect of purchase accounting adjustments to acquired deferred revenue resulting from our acquisitions, and to remove share-based compensation expenses, certain business development expenses and the amortization of acquired intangible assets, net of related income tax effects.

Management regularly uses supplemental non-GAAP financial measures internally to understand, manage and evaluate its business and to make operating decisions. These non-GAAP measures are among the primary factors that management uses in planning and forecasting future periods. Management believes these non-GAAP financial measures enhance the reader’s overall understanding of NetScout’s current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how NetScout plans and measures its business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and against prior periods by enabling investors to consider our operating results on both a GAAP and non-GAAP basis during periods where GAAP results were affected by non-recurring events, such as our acquisition of Psytechnics on April 1, 2011.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010
GAAP revenue	$63,296	$66,811
Deferred revenue fair value adjustment	20	74

Non-GAAP revenue	$63,316	$66,885

GAAP net income	$2,399	$7,145
Deferred revenue fair value adjustment	20	74
Share based compensation expense	2,159	1,178
Amortization of acquired intangible assets	1,580	1,472
Business development expenses	602	—
Income tax adjustments	(1,295)	(1,035)

Non-GAAP net income	$5,465	$8,834

GAAP diluted net income per share	$0.06	$0.17
Share impact of non-GAAP adjustments identified above	0.07	0.04

Non-GAAP diluted net income per share	$0.13	$0.21

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

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission (SEC) on May 27, 2011, for a description of all critical accounting policies.

Three Months Ended June 30, 2011 and 2010

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$29,531	47%	$33,972	51%	$(4,441)	(13%)
Service	33,765	53	32,839	49	926	3%

Total revenue	$63,296	100%	$66,811	100%	$(3,515)	(5%)

Product. The 13%, or $4.4 million, decrease in product revenue was primarily due to a $7.3 million decrease in our enterprise business sector, reflecting minimal bookings from the U.S. government and a decline in bookings from our financial service customers, offset by a $2.8 million increase in our service provider sector. Compared to the same period in the prior year, we realized a decrease of approximately 7% in the average selling price per unit of our products as well as an 18% decrease in units shipped. The decrease in average selling price per unit is due to a shift in product mix from our higher priced Infinistream product to lower priced probes and software.

Service. The 3%, or $926 thousand, increase in service revenue was due primarily to a $2.1 million increase in revenue from maintenance contracts due to increased renewals from a growing support base and a $185 thousand increase in revenue from post-contract customer support in connection with product revenue growth. This was partially offset by a $779 thousand decrease in training revenue and a $558 thousand decrease in other service revenue mainly due to the one-time recognition of $1.4 million in training and consulting revenue during the quarter ended June 30, 2010 from non-refundable expired contracts. Prior to the quarter ended, we had not been able to demonstrate that we had fulfilled our obligations under these contracts. However, starting with the quarter ended June 30, 2010, we were able to demonstrate that our obligations had been fulfilled. While we will continue to recognize revenue from non-refundable expired contracts, revenue in future quarters has not been significant.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Indirect	$34,254	54%	$35,734	53%	$(1,480)	(4%)
Direct	29,042	46	31,077	47	(2,035)	(7%)

Total revenue	$63,296	100%	$66,811	100%	$(3,515)	(5%)

The 4%, or $1.5 million, decrease in indirect channel revenue is the result of the decline in sales to the U.S. government, which are typically sold through resellers. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 7%, or $2.0 million, decrease in direct channel revenue is primarily the result of decreased domestic revenue from our financial services customers.

Total revenue by geography is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
United States	$46,240	73%	$53,060	80%	$(6,820)	(13%)

International:
Europe	7,601	12	6,255	9	1,346	22%
Asia	4,258	7	2,823	4	1,435	51%
Rest of the world	5,197	8	4,673	7	524	11%

Subtotal international	17,056	27	13,751	20	3,305	24%

Total revenue	$63,296	100%	$66,811	100%	$(3,515)	(5%)

United States revenues decreased 13%, or $6.8 million, primarily as a result of a decline in orders from our enterprise sector, which includes financial services and the U.S. government, and in our service provider sector. The 24%, or $3.3 million, increase in international revenue is primarily due to growth in our service provider sector. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$7,647	12%	$8,851	13%	$(1,204)	(14%)
Service International:	6,249	10	5,724	9	525	9%

Total cost of revenue	$13,896	22%	14,575	22%	(679)	(5%)

Gross profit:
Product $	$21,884	35%	$25,121	38%	(3,237)	(13%)
Product gross profit %	74%		74%		0%
Service $	27,516	43%	27,115	41%	401	1%
Service gross profit %	81%		83%		(2%)

Total gross profit $	$49,400		$52,236		$(2,836)	(5%)

Total gross profit %	78%		78%		0%

Product. The 14%, or $1.2 million, decrease in cost of product revenue was primarily due to the 13% decrease in product revenue during the three months ended June 30, 2011. The product gross profit percentage was flat at 74% for the three months ended June 30, 2011 and 2010. Average headcount in manufacturing was 28 and 29 for the three months ended June 30, 2011 and 2010, respectively.

Service. The 9%, or $525 thousand, increase in cost of service revenue was due to a $254 thousand increase in employee related expenses resulting from increased headcount and a $226 thousand increase in cost of materials used to support customers under service contracts. The 1%, or $401 thousand, increase in service gross profit corresponds with the 3%, or $926 thousand, increase in service revenue, offset by the 9%, or $525 thousand, increase in cost of services. The service gross profit percentage decreased by two points to 81% for the quarter ended June 30, 2011. Average service headcount was 118 and 114 for the three months ended June 30, 2011 and 2010, respectively.

Gross profit. Our gross profit decreased 5%, or $2.8 million. This decrease is attributable to our decrease in revenue of 5%, or $3.5 million, offset by a 5%, or $679 thousand, decrease in cost of revenue. The gross margin percentage remained flat at 78% during the quarter ended June 30, 2011.

Operating Expenses

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Research and development	$11,320	18%	$9,778	15%	$1,542	16%
Sales and marketing	26,772	42	25,119	37	1,653	7%
General and administrative	6,534	10	5,297	8	1,237	23%
Amortization of acquired intangible assets	482	1	477	1	5	1%

Total operating expenses	$45,108	71%	$40,671	61%	$4,437	11%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 16%, or $1.5 million, increase in research and development expenses is primarily due to a $972 thousand increase in employee related expenses, primarily due to increased headcount from the Psytechnics acquisition and in share-based compensation expense, a $223 thousand increase in depreciation and approximately $135 thousand of Psytechnics operating costs. Average headcount in research and development was 273 and 250 for the three months ended June 30, 2011 and 2010, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 7%, or $1.7 million, increase in total sales and marketing expenses was primarily due to a $1.2 million increase in employee related expenses, which includes an increase of $286 thousand in share-based compensation expense, a $267 thousand increase in sales commissions and $241 thousand relating to the Psytechnics acquisition. Average headcount in sales and marketing was 312 and 309 for the three months ended June 30, 2011 and 2010, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 23%, or $1.2 million, increase in general and administrative expenses was primarily due to a $558 thousand increase in employee related expenses primarily related to share-based compensation and Psytechnics employees, a $543 thousand increase in business development costs and a $215 thousand increase in consulting costs. These were partially offset by a $62 thousand decrease in depreciation expense. Average headcount in general and administrative was 116 and 111 for the three months ended June 30, 2011 and 2010, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of Psytechnics and Network General.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, interest expense and other non-operating gains or losses.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(399)	(1%)	$(440)	(1%)	$41	9%

The decrease in interest and other income (expense), net was primarily due to a $122 thousand decrease in interest expense due to a reduction in the interest rate and principal amounts outstanding associated with our debt. During the quarters ended June 30, 2011 and 2010, the average interest rates on our outstanding debt were 2.50% and 2.69%, respectively. This decrease to interest and other income (expense) was partially offset by a $79 thousand decrease in interest income due to a decrease in market interest rates received on investments.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of June 30, 2011 for fiscal year 2012 is 34.5%, compared to an estimated annual effective tax rate of 35.8% as of June 30, 2010 for fiscal year 2011. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to two discrete items recorded during the quarter ended June 30, 2011 to write off transaction costs relating to the Psytechnics acquisition and a return to provision adjustment related to a change in estimate for net operating losses, offset by an increase in forecasted federal and international research and development credits primarily related to the timing of the legislative approval of those credits.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Income tax expense	$1,494	2%	$3,980	6%	$(2,486)	(63%)

Net Income. Net income for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Net income	$2,399	4%	$7,145	11%	$(4,746)	(66%)

The $4.7 million decrease in net income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was largely attributable to the after tax effects of a $2.8 million decrease in total gross profit and a $4.4 million increase in operating expenses. The increase in operating expenses was mainly due to higher share-based compensation expense and an increase in operating costs resulting from the acquisition of Psytechnics on April 1, 2011.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30, 2011	March 31, 2011
Cash and cash equivalents	$39,473	$67,168
Short-term marketable securities	142,319	133,430
Long-term marketable securities	27,442	27,880

Cash, cash equivalents and marketable securities	$209,234	$228,478

At June 30, 2011, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum certain amounts of liquidity, the most restrictive of which are a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of June 30, 2011, we were in compliance with such covenants. As of June 30, 2011, no amounts were outstanding under the revolving credit facility.

Cash, cash equivalents, and marketable securities decreased by $19.2 million from March 31, 2011 to June 30, 2011. While cash and cash equivalents decreased by $27.7 million, short and long-term marketable securities increased in total by $8.5 million. The decrease was primarily the result of the $17.0 million acquisition of Psytechnics. The decline in cash also reflects the payout of our annual bonus, the payment of sales commissions for year-end sales activity and operating costs associated with the acquisition of Psytechnics.

Our long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through June 30, 2011, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify $17.2 million as long-term on our consolidated balance sheet. As of June 30, 2011, our auction rate securities consisted of three positions issued by municipal agencies with a total par value of $19.5 million and a current estimated market value totaling $17.2 million. The auction rate securities held by NetScout at June 30, 2011 have maturity dates ranging from December 2033 through June 2038. As of June 30, 2011, these securities were all AAA rated. These securities are collateralized by student loans with underlying support by the federal government through the FFELP and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions disclosed in the notes to our consolidated financial statements. In addition, during the quarter ended June 30, 2011 a total of $4.3 million of auction rate securities were redeemed at par value, providing liquidity for a portion of these securities. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Three Months Ended June 30, (Dollars in Thousands)
	2011	2010
Net cash provided by operating activities	$6,319	$23,854
Net cash (used in) provided by investing activities	$(28,994)	$13,046
Net cash used in financing activities	$(5,020)	$(2,159)

Net cash provided by operating activities

Net cash provided by operating activities amounted to $6.3 million and $23.9 million during the three months ended June 30, 2011 and 2010, respectively. The primary sources of operating cash flow in the three months ended June 30, 2011 included net income of $2.4 million, adjusted to exclude the effects of non-cash items of $6.2 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and loss on disposal of fixed assets, a $21.9 million decrease in accounts receivable resulting from increased cash collections in the most recent quarter and decreased billings, offset by a $9.6 million decrease in deferred revenue, a $9.2 million decrease in accrued compensation resulting from the timing of payments for payroll, commissions, and the fiscal 2011 incentive compensation payout and a $3.1 million decrease in accounts payable.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $29.0 million for the three months ended June 30, 2011. This includes the acquisition of Psytechnics for $16.9 million, net of cash acquired in such transaction, the purchase of marketable securities of $40.6 million and the purchase of fixed assets to support our infrastructure of $3.7 million, offset by the proceeds from the maturity of marketable securities due to cash management activities of $32.3 million.

Net cash used in financing activities

Net cash used in financing activities was $5.0 million for the three months ended June 30, 2011. The primary outflow was due to the repayment of $3.8 million of our long-term debt with KeyBank and $1.4 million for the repurchase of vested RSU’s, offset by proceeds from the exercise of stock options in the amount of $146 thousand.

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

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies such as our acquisition of Psytechnics on April 1, 2011. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recent Accounting Standards

We have reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on our financial condition, results of operations or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at June 30, 2011 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

At June 30, 2011 periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan. As of June 30, 2011, we owed $64.4 million on this loan with an interest rate of 2.500% effective March 31, 2011 through September 30, 2011, the next LIBOR reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2011. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $147 thousand as of June 30, 2011. When a sensitivity analysis was performed at March 31, 2011, the resulting annual increase or decrease to interest expense was $156 thousand.

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

As of June 30, 2011, we had foreign currency forward contracts with notional amounts totaling $12.4 million. The valuation of outstanding foreign currency forward contracts at June 30, 2011 resulted in a liability balance of $23 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $144 thousand reflecting favorable rates in comparison to current market rates. As of March 31, 2011, we had foreign currency forward contracts with notional amounts totaling $10.9 million. The valuation of outstanding foreign currency forward contracts at March 31, 2011 resulted in a liability balance of $92 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $158 thousand reflecting favorable rates in comparison to current market rates.

Item 4.	Controls and Procedures

As of June 30, 2011, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2012, the Company did not repurchase any shares of its outstanding common stock pursuant to its open market stock repurchase program further described above in Note 12 to the condensed consolidated financial statements attached hereto.

Item 6.	Exhibits

(a)	Exhibits

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.

++	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 5, 2011	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 5, 2011	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.

++	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.