Form 10-Q
period 2011-09-30
NETSCOUT SYSTEMS INC
filed 2011-11-04
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 2, 2011 was 41,511,509.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

NetScout Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$103,859	$67,168
Marketable securities	68,520	133,430
Accounts receivable, net of allowance for doubtful accounts of $301 and $346 at September 30, 2011 and March 31, 2011, respectively	49,677	62,801
Inventories	8,963	8,925
Prepaid income taxes	3,563	3,205
Deferred income taxes	3,585	3,383
Prepaid expenses and other current assets	4,542	4,814

Total current assets	242,709	283,726
Fixed assets, net	15,431	13,467
Goodwill	141,356	128,177
Intangible assets, net	48,939	47,686
Deferred income taxes	23,944	25,167
Long-term marketable securities	26,528	27,880
Other assets	1,244	1,467

Total assets	$500,151	$527,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,845	$9,709
Accrued compensation	17,323	21,854
Accrued other	4,862	4,786
Current portion of long-term debt	15,000	15,000
Deferred revenue	77,376	85,241

Total current liabilities	122,406	136,590
Other long-term liabilities	2,028	1,721
Accrued long-term retirement benefits	1,969	1,859
Long-term deferred revenue	12,833	14,735
Long-term debt, net of current portion	45,606	53,106

Total liabilities	184,842	208,011

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2011 and March 31, 2011	0	0
Common stock, $0.001 par value: 150,000,000 shares authorized; 47,740,710 and 47,441,879 shares issued and 41,506,731 and 42,557,221 shares outstanding at September 30, 2011 and March 31, 2011, respectively	48	47
Additional paid-in capital	231,485	227,201
Accumulated other comprehensive loss	(864)	(676)
Treasury stock at cost, 6,233,979 and 4,884,658 shares at September 30, 2011 and March 31, 2011, respectively	(53,234)	(35,437)
Retained earnings	137,874	128,424

Total stockholders’ equity	315,309	319,559

Total liabilities and stockholders’ equity	$500,151	$527,570

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$38,080	$37,301	$67,611	$71,273
Service	34,544	32,112	68,309	64,951

Total revenue	72,624	69,413	135,920	136,224

Cost of revenue:
Product	9,061	8,808	16,708	17,659
Service	6,516	5,499	12,765	11,223

Total cost of revenue	15,577	14,307	29,473	28,882

Gross profit	57,047	55,106	106,447	107,342

Operating expenses:
Research and development	11,160	9,811	22,480	19,589
Sales and marketing	26,854	25,691	53,626	50,810
General and administrative	7,037	5,825	13,571	11,122
Amortization of acquired intangible assets	494	477	976	954

Total operating expenses	45,545	41,804	90,653	82,475

Income from operations	11,502	13,302	15,794	24,867
Interest and other income (expense), net:
Interest income	101	199	200	377
Interest expense	(477)	(658)	(977)	(1,280)
Other income (expense), net	(459)	(3)	(457)	1

Total interest and other income (expense), net	(835)	(462)	(1,234)	(902)

Income before income tax expense	10,667	12,840	14,560	23,965
Income tax expense	3,616	4,592	5,110	8,572

Net income	$7,051	$8,248	$9,450	$15,393

Basic net income per share	$0.17	$0.20	$0.22	$0.37
Diluted net income per share	$0.17	$0.19	$0.22	$0.36
Weighted average common shares outstanding used in computing:
Net income per share—basic	42,258	41,922	42,433	41,867
Net income per share—diluted	42,720	42,778	43,061	42,626

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,450	$15,393
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of the acquisition of Psytechnics:
Depreciation and amortization	7,977	6,875
Loss on disposal of fixed assets	127	76
Share-based compensation expense associated with equity awards	3,947	2,679
Deferred income taxes	1,163	2,338
Other losses (gains)	(67)	0
Changes in assets and liabilities
Accounts receivable	13,583	24,108
Inventories	(1,948)	(3,579)
Prepaid expenses and other assets	463	1,100
Accounts payable	(1,329)	(892)
Accrued compensation and other expenses	(5,205)	(2,501)
Deferred revenue	(10,233)	(15,013)

Net cash provided by operating activities	17,928	30,584

Cash flows from investing activities:
Purchase of marketable securities	(67,380)	(29,146)
Proceeds from maturity of marketable securities	133,839	55,660
Purchase of fixed assets	(5,792)	(2,610)
Acquisition of Psytechnics, net of cash acquired	(16,945)	0

Net cash provided by investing activities	43,722	23,904

Cash flows from financing activities:
Proceeds from the exercise of stock options	196	593
Treasury stock repurchases	(17,797)	0
Repayment of long-term debt	(7,500)	(5,000)
Excess tax benefit from stock options exercised	142	640

Net cash used in financing activities	(24,959)	(3,767)

Net increase (decrease) in cash and cash equivalents	36,691	50,721
Cash and cash equivalents, beginning of period	67,168	63,322

Cash and cash equivalents, end of period	$103,859	$114,043

Supplemental disclosure of cash flow information:
Cash paid for interest	$842	$1,787

Cash paid for income taxes	$3,934	$5,318

Non-cash transactions:
Transfers of inventory to fixed assets	$1,910	$1,348

Additions to property, plant and equipment included in accounts payable	$96	$0

The accompanying notes are an integral part of these consolidated financial statements, see Note 1.

NetScout Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Revision of previously reported amounts

During the three-month interim period ended September 30, 2011, the Company identified errors in the presentation of its Condensed Consolidated Statement of Cash Flows for prior fiscal periods. Transfers from inventory to fixed assets were presented as cash outflows within the Purchase of Fixed Assets line and cash inflows within the Inventories line of the Consolidated Statement of Cash Flows. Such items should have been netted down within the Consolidated Statement of Cash Flows and disclosed as a non-cash activity. The Company revised the amounts related to cash provided by operating activities and cash provided by (used in) investing activities in its Consolidated Statement of Cash Flows to correct for these immaterial errors. The Company has detailed the adjustments to prior periods below:

	Year Ended March 31, 2010	Three Months Ended June 30, 2010	Six Months Ended September 30, 2010	Three Months Ended June 30, 2011
Net cash provided by operating activities:
As reported	$47,224	$23,854	$31,932	$6,319
As adjusted	45,654	23,138	30,584	4,755

Change	$1,570	$716	$1,348	$1,564

Net cash provided by (used in) investing activities:
As reported	$(61,075)	$13,046	$22,556	$(28,994)
As adjusted	(59,505)	13,762	23,904	(27,430)

Change	$1,570	$716	$1,348	$1,564

The Company has also revised the Consolidated Statement of Cash Flows for the nine month and full year periods in the fiscal year ending March 31, 2011. These revisions changed cash flows from operating activities and cash flows from investing activities by $1.3 million in each period such that: cash flows from operations decreased from $46.0 million to $44.7 million, and cash flows from investing activities increased from $14.0 million to $15.3 million for the nine month period; cash flows from operations decreased from $68.5 million to $67.2 million, and cash out flows from investing activities decreased from $61.3 million to $60.0 million for the full year. The adjustments did not change from the six month period through the remainder of the fiscal year ended March 31, 2011 as later inventory transfers occurred in the same accounting period in which the items were purchased; as such those transactions were properly netted down within operating cash flows and shown gross in investing cash flows. The Company has concluded that the errors described above were immaterial to all periods discussed. These errors had no effect on net income or net income per share.

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Long-term marketable securities include auction rate securities, which are currently illiquid, corporate bonds and U.S. government and municipal obligations. Auction rate securities are stated at fair value based on discounted cash flow calculations.

At September 30, 2011, the Company had one customer which accounted for more than 10% of the accounts receivable balance. At March 31, 2011, the Company had one customer which accounted for more than 10% of the accounts receivable balance. During the three and six months ended September 30, 2011 and 2010, no direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

3.	Share-Based Compensation

The following is a summary of share-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of product revenue	$41	$31	$88	$51
Cost of service revenue	47	70	112	130
Research and development	525	368	1,102	641
Sales and marketing	607	588	1,377	1,072
General and administrative	568	444	1,268	785

	$1,788	$1,501	$3,947	$2,679

On September 7, 2011, the Company’s stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (the Amended 2007 Plan) to increase the shares of common stock reserved for issuance by 8,000,000 shares. A total of 13,000,000 shares are reserved for issuance under the Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan on or after March 31, 2011.

On September 7, 2011 the Company’s shareholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. Effective March 1, 2012, eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 in any calendar year. The purchase price per share at which shares of common stock are sold on each purchase date during an offering period is determined by the Company’s Board of Directors as of the beginning of the offering period, but may not be less than 85% of the lesser of the fair market value per share of common stock on that purchase date or the fair market value per share of common stock on the first day of the offering period. During the three and six months ended September 30, 2011, no shares were issued under the ESPP.

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2011 and March 31, 2011.

Marketable Securities

The following is a summary of marketable securities held by NetScout at September 30, 2011 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$16,768	$(3)	$16,765
Commercial paper	25,083	(1)	25,082
Corporate bonds	25,404	14	25,418
Certificates of deposit	1,257	(2)	1,255

Total short-term marketable securities	68,512	8	68,520

Auction rate securities	19,517	(2,145)	17,372
U.S. government and municipal obligations	8,833	(17)	8,816
Corporate bonds	339	1	340

Total long-term marketable securities	28,689	(2,161)	26,528

Total marketable securities	$97,201	$(2,153)	$95,048

The following is a summary of marketable securities held by NetScout at March 31, 2011, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$86,670	$(1)	$86,669
Commercial paper	24,111	(1)	24,110
Corporate bonds	13,364	17	13,381
Certificates of deposit	5,251	12	5,263
Auction rate securities	4,007	0	4,007

Total short-term marketable securities	133,403	27	133,430

Auction rate securities	19,784	(2,302)	17,482
U.S. government and municipal obligations	8,716	3	8,719
Corporate bonds	1,678	1	1,679

Total long-term marketable securities	30,178	(2,298)	27,880

Total marketable securities	$163,581	$(2,271)	$161,310

Contractual maturities of the Company’s marketable securities held at September 30, 2011 and March 31, 2011 were as follows (in thousands):

	September 30, 2011	March 31, 2011
Available-for-sale securities:
Due in 1 year or less	$68,520	$133,430
Due after 1 year through 5 years	9,156	10,398
Due after 10 years	17,372	17,482

	$95,048	$161,310

The Company’s long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through September 30, 2011, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify $17.4 million as long-term on its consolidated balance sheet. As of September 30, 2011, the Company’s auction rate securities consisted of three positions issued by municipal agencies with a total par value of $19.5 million and a current estimated market value totaling $17.4 million. As of September 30, 2011, these marketable securities were AAA rated. The securities are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies.

At September 30, 2011, the Company valued its outstanding long-term auction rate securities at fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of September 30, 2011, historical spreads in comparison to U.S. Treasuries, and a liquidity risk premium. As these securities have retained investment grade credit ratings, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is estimated at between 51 and 55 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of $2.1 million ($1.3 million, net of tax) as of September 30, 2011 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents a reduction in the valuation reserve of $112 thousand ($71 thousand, net of tax) during the three months ended September 30, 2011 reflecting changes in market interest rates used to value the securities. To the extent the Company determines that any impairment is other-than-temporary, the Company would record a charge to earnings.

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

The following table summarizes the valuation of the Company’s financial assets and liabilities by the above categories as of September 30, 2011 (in thousands):

	Total Fair Value	Level I	Level II	Level III
ASSETS:
Cash and cash equivalents	$103,859	$103,859	$0	$0
U.S. government and municipal obligations	25,581	25,581	0	0
Commercial paper	25,082	0	25,082	0
Corporate bonds	25,758	25,758	0	0
Certificate of deposits	1,255	0	1,255	0
Auction rate securities	17,372	0	0	17,372
Derivative financial instruments	18	0	18	0

	$198,925	$155,198	$26,355	$17,372

LIABILITIES:
Derivative financial instruments	$(412)	$0	$(412)	$0

	$(412)	$0	$(412)	$0

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level III financial assets (in thousands):

	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011
Balance at beginning of period	$17,248	$17,482
Change in accrued interest receivable	12	(17)
Redemptions	0	(250)
Reversal of temporary loss on redeemed securities	0	45
Unrealized gains included in other comprehensive income	112	112

Balance at end of period	$17,372	$17,372

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2011	March 31, 2011
Raw materials	$4,995	$4,548
Work in process	480	27
Finished goods	3,488	4,350

	$8,963	$8,925

7.	Acquisition

On April 1, 2011, the Company acquired all of the outstanding equity of Psytechnics, Ltd. (Psytechnics) a supplier of voice video network monitoring software. Psytechnics was acquired to expand NetScout’s voice video monitoring capabilities using Psytechnics’ existing software offering, Experience Manager. The results of Psytechnics’ operations have been included in the consolidated financial statements since that date. The total purchase price of $17 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Psytechnic’s product with our customer base.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $69	1,099
Fixed assets	50
Identifiable intangible assets	4,350
Goodwill	13,179

Total assets acquired	18,678
Current liabilities	(1,198)
Deferred revenue	(466)

$17,014

The Company has analyzed the realizability of the deferred tax assets of Psytechnics and has concluded that it is appropriate to provide a valuation allowance against these balances, given the weight of the historical objective evidence. The net asset balance reserved is $3.1 million and primarily consists of net operating loss carry forwards and tax basis in intangibles previously amortized for financial reporting purposes attributable to the U.K. operations of the acquired entity. The Company will continue to evaluate additional positive and negative evidence relating to the realizability of these assets within the first year of the transaction; any resulting changes to the valuation allowance attributable to facts existing as of the acquisition date but unknown at the time of the assessment would be recorded against goodwill. Any new facts resulting in changes to the valuation allowance will be recorded as a component of earnings.

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

	$4,350

The weighted average useful life of identifiable intangible assets acquired from Psytechnics is 8.6 years. These assets are amortized using an accelerated amortization method.

The following table presents the pro forma results of the historical Consolidated Statements of Operations of the Company and Psytechnics for the three and six months ended September 30, 2011 and 2010, giving effect to the merger as if it occurred on April 1, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Pro forma revenue	$72,624	$69,892	$135,920	$137,487
Pro forma net income	$7,051	$7,410	$9,450	$13,699
Pro forma income per share:
Basic	$0.17	$0.18	$0.22	$0.33
Diluted	$0.17	$0.17	$0.22	$0.32
Pro forma shares outstanding
Basic	42,258	41,922	42,433	41,867
Diluted	42,720	42,778	43,061	42,626

The pro forma revenue, net income and income per share for the three and six months ended September 30, 2011, is the same as the results reported in the Consolidated Statement of Operations of the Company for the three and six months ended September 30, 2011. The pro forma results for the three and six months ended September 30, 2010 primarily includes adjustments for amortization of intangibles, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Since the date of acquisition we have recorded $650 thousand of revenue earned by Psytechnics within our consolidated financial statements.

8.	Goodwill & Intangible Assets

Goodwill

The carrying amount of goodwill was $141.4 million and $128.2 million as of September 30, 2011 and March 31, 2011. The Company’s goodwill resulted from the acquisition of Psytechnics in April 2011, Network General Central Corporation (Network General) in November 2007, the acquisition of substantially all of the assets of Quantiva, Inc. in April 2005 and the acquisition of NextPoint Networks, Inc. in July 2000.

September 30, 2011
Balance as of March 31, 2011	$128,177
Goodwill related to the acquisition of Psytechnics	13,179

Balance as of September 30, 2011	$141,356

Intangible Assets

The net carrying amounts of intangible assets were $48.9 million and $47.7 million as of September 30, 2011 and March 31, 2011, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets consist of the following as of September 30, 2011 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$21,100	$(15,691)	$5,409
Customer relationships	29,650	(7,401)	22,249
Indefinite lived trade name	18,600	0	18,600
Core technology	2,700	(104)	2,596
Net beneficial leases	336	(326)	10
Other	103	(28)	75

	$72,489	$(23,550)	$48,939

Amortization of software and core technology included as cost of product revenue was $1.1 million and $2.2 million for the three and six months ended September, 2011, respectively. Amortization of other intangible assets included as operating expense was $521 thousand and $976 thousand for the three and six months ended September 30, 2011, respectively.

Intangible assets consist of the following as of March 31, 2011 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(13,598)	$6,302
Customer relationships	29,200	(6,437)	22,763
Indefinite lived trade name	18,600	0	18,600
Net beneficial leases	336	(315)	21

	$68,036	$(20,350)	$47,686

Amortization of software included as cost of product revenue was $995 thousand and $2.0 million for the three and six months ended September 30, 2010, respectively. Amortization of other intangible assets included as operating expense was $477 thousand and $954 thousand for the three and six months ended September 30, 2010, respectively.

The following is the expected future amortization expense as of September 30, 2011 for the years ended March 31 (in thousands):

2012 (remaining six months)	$3,246
2013	5,036
2014	2,644
2015	2,526
2016	2,382
Thereafter	14,505

$30,339

The weighted average amortization period of acquired software and customer relationships is 5.5 and 15.4 years respectively. The weighted average amortization period for amortizing intangibles is 11.0 years.

9.	Capitalized Software Development Costs

Net capitalized software development costs for NetScout’s nGenius Service Delivery Manager product totaled $153 thousand and $255 thousand at September 30, 2011 and March 31, 2011, respectively. This product was released on June 29, 2010, and is being amortized on a straight-line basis over two years. Amortization included as cost of product revenue related to this product was $51 thousand, $102 thousand, $51 thousand and $102 thousand for the three and six months ended September 30, 2011 and 2010, respectively.

10.	Derivative Instruments and Hedging Activities

NetScout operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The exposures result from costs that are denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound, Canadian Dollar, and Indian Rupee. The Company manages its foreign cash flow risk by hedging forecasted cash flows for operating expenses denominated in foreign currencies for up to twelve months, within specified guidelines through the use of forward contracts. The Company enters into foreign currency exchange contracts to hedge cash flow exposures from costs that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges at inception.

All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. These contracts will mature over the next twelve months and are expected to impact earnings on or before maturity.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2011 and March 31, 2011 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011
Derivatives Designated as Hedging Instruments:
Forward contracts	$13,220	$10,943	$18	$158	$412	$92

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2011 and 2010 (in thousands):

	Effective Portion					Ineffective Portion
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2011	September 30, 2010	Location	September 30, 2011	September 30, 2010	Location	September 30, 2011	September 30, 2010
Forward contracts	$(480)	$433	Research and development	$(17)	$(14)	Research and development	$21	$24
			Sales and marketing	73	(157)	Sales and marketing	31	(6)

	$(480)	$433		$56	$(171)		$52	$18

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on OCI and results of operations for the six months ended September 30, 2011 and 2010 (in thousands):

	Effective Portion					Ineffective Portion
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2011	September 30, 2010	Location	September 30, 2011	September 30, 2010	Location	September 30, 2011	September 30, 2010
Forward contracts	$(296)	$(129)	Research and development	$(3)	$(7)	Research and development	$77	$8
			Sales and marketing	234	(426)	Sales and marketing	35	1

	$(296)	$(129)		$231	$(433)		$112	$9

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

11.	Long-term Debt

In December 2007, the Company entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) providing a term loan of $100 million and a $10 million revolving credit facility (Credit Facility), pursuant to a Credit Agreement, dated as of December 21, 2007, as amended, by and among the Company, KeyBank and the other parties thereto, or the Credit Agreement. The proceeds of the $100 million term loan were used to redeem all of the Company’s outstanding senior secured floating rate notes issued in connection with the acquisition of Network General on November 1, 2007. No amounts were outstanding under the revolving credit facility as of September 30, 2011.

At the Company’s election, revolving loans and the term loan under the Credit Agreement bear interest at either (1) a rate per annum equal to the greater of KeyBank’s prime rate or 0.5% in excess of the federal funds effective rate, or the Alternative Base Rate, or (2) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, collectively the Eurodollar Rate, in each case plus an applicable margin. The applicable margin varies depending on the Company’s consolidated leverage ratio ranging from 175 basis points for Alternative Base Rate loans and 300 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 75 basis points for Alternative Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The consolidated leverage ratio is the ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). For the three months ended September 30, 2011 and 2010 the term loan incurred interest at 2.500% and 2.813%, respectively. As of September 30, 2011, the interest rate on the term loan was 2.300%, and the Company expects this to be the rate in effect until November 30, 2011.

Payments of principal on the term loan commenced on March 31, 2008, and will be made in regular quarterly installments. As of September 30, 2011, the aggregate annual repayment amounts are as follows for the years ended March 31 (in thousands):

2012 (remaining six months)	$7,500
2013	53,106

Total	$60,606

The Credit Agreement contains financial covenants that stipulate a maximum leverage ratio of 3.00 to 1.00 and a minimum fixed-charge coverage ratio of 1.25 to 1.00. As of September 30, 2011, the Company was in compliance with all covenants. Substantially all of the Company’s assets serve as collateral under the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains provisions for mandatory prepayments including from (a) 100% of the net proceeds from certain asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt, (c) annually, subject to the Company’s leverage ratio, either 25% or 50% of the annual excess cash flow of the Company and its subsidiaries as defined in the Credit Agreement, (d) 50% of the net proceeds from the issuance of equity by the Company and its subsidiaries and (e) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries. The Company may also prepay loans under the Credit Agreement, including the term loan, at any time, without penalty, subject to certain notice requirements.

12.	Commitments and Contingencies

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In management’s opinion, the amount of ultimate expense with respect to any legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial position or results of operations.

13.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through September 30, 2011, the Company had repurchased a total of 1,756,794 shares of common stock through the open market stock repurchase program. The Company repurchased 1,270,000 shares for $16.2 million under the program during the six months ended September 30, 2011.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 79,321 shares for $1.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2011. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

14.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net income	$7,051	$8,248	$9,450	$15,393

Weighted average common shares outstanding	42,258	41,922	42,433	41,867

Basic net income per share	$0.17	$0.20	$0.22	$0.37

Diluted:
Net income	$7,051	$8,248	$9,450	$15,393

Weighted average common shares outstanding	42,258	41,922	42,433	41,867
Weighted average stock options	128	315	163	324
Weighted average restricted stock units	334	541	465	435

Diluted weighted average shares	42,720	42,778	43,061	42,626

Diluted net income per share	$0.17	$0.19	$0.22	$0.36

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive. This is due to the exercise prices exceeding the average market price of the Company’s common stock during the three and six months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Stock options	0	29	0	32
Restricted stock units	175	38	86	51

Total	175	67	86	83

15.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on cash equivalents, marketable securities, restricted investments and hedge contracts. Comprehensive income for the three and six months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income	$7,051	$8,248	$9,450	$15,393
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	48	301	137	771
Unrealized gain (loss) on hedge contracts, net of tax	(330)	372	(325)	187

Comprehensive income	$6,769	$8,921	$9,262	$16,351

16.	Income Taxes

The estimated annual effective tax rate as of September 30, 2011 for fiscal year 2012 is 34.2%, compared to an estimated annual effective rate of 35.6% as of September 30, 2010 for fiscal year 2011. Generally, the estimated annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal and state tax credits.

17.	Geographic Information

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

Total revenue by geography is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
United States	$55,296	$49,523	$101,536	$102,583
Europe	7,239	10,058	14,839	16,313
Asia	4,217	3,803	8,475	6,626
Rest of the world	5,872	6,029	11,070	10,702

	$72,624	$69,413	$135,920	$136,224

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

18.	Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (ASU 2011-08). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company); however, early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will be effective for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company); however, early adoption is permitted. ASU 2011-05 impacts financial statement presentation only; accordingly, it will have no impact on the Company’s financial condition, results of operations, or cash flows.

19.	Subsequent Events

On October 3, 2011, the Company completed the acquisition of Fox Replay BV (Replay), a leading provider of session reconstruction and replay technology that enables organizations to perform forensic analysis of end-user actions in support of Cyberintelligence, information assurance, lawful intercept and general security practices. The acquisition will be accounted for under the acquisition method of accounting with the operations of Replay included in the Company’s operating results from the date of acquisition.

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

On April 1, 2011, we completed the acquisition of Psytechnics, Ltd (Psytechnics), a provider of IP voice, video and telepresence technologies that proactively assures the user experience for unified communications services. Psytechnics’ technology strengthens NetScout’s Unified Service Delivery Management strategy by providing more comprehensive management of the quality of IP voice, video and telepresence service delivery along with all other application and data services. NetScout paid $17 million for the acquisition of Psytechnics.

On October 3, 2011, we completed the acquisition of Fox Replay BV (Replay), a leading provider of session reconstruction and replay technology that enables organizations to perform forensic analysis of end-user actions in support of Cyberintelligence, information assurance, lawful intercept and general security practices. Replay adds critical technology and expertise that will provide an important element of our Unified Service Delivery Management product strategy to address growing Cybersecurity concerns in our target markets.

Results Overview

During the quarter ended September 30, 2011, new business and total bookings increased 30% when compared to the quarter ended September 30, 2010. All of our major verticals were strong, with financial services and government bookings up substantially from the first quarter of fiscal year 2012. For the first half of fiscal year 2012, new business bookings were up 9% and total bookings up 16% over last year.

During the six months ended September 30, 2011, net income and net income per share both decreased 39% compared to the same period in the prior year due to higher employee related costs from increased headcount and higher share-based compensation expense, an increase in business development costs and an increase in operating costs resulting from the acquisition of Psytechnics on April 1, 2011.

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

Management regularly uses supplemental non-GAAP financial measures internally to understand, manage and evaluate its business and to make operating decisions. These non-GAAP measures are among the primary factors that management uses in planning and forecasting future periods. Management believes these non-GAAP financial measures enhance the reader’s overall understanding of NetScout’s current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how NetScout plans and measures its business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and against prior periods by enabling investors to consider our operating results on both a GAAP and non-GAAP basis during periods where GAAP results were affected by non-recurring events such as our acquisition of Psytechnics on April 1, 2011.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
GAAP revenue	$72,624	$69,413	$135,920	$136,224
Deferred revenue fair value adjustment	20	39	40	113

Non-GAAP revenue	$72,644	$69,452	$135,960	$136,337

GAAP net income	$7,051	$8,248	$9,450	$15,393
Deferred revenue fair value adjustment	20	39	40	113
Share based compensation expense	1,788	1,501	3,947	2,679
Amortization of acquired intangible assets	1,593	1,472	3,173	2,944
Business development expenses	1,871	0	2,473	0
Income tax adjustments	(2,004)	(1,145)	(3,299)	(2,180)

Non-GAAP net income	$10,319	$10,115	$15,784	$18,949

GAAP diluted net income per share	$0.17	$0.19	$0.22	$0.36
Share impact of non-GAAP adjustments identified above	0.07	0.05	0.15	0.08

Non-GAAP diluted net income per share	$0.24	$0.24	$0.37	$0.44

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

Three Months Ended September 30, 2011 and 2010

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$38,080	52%	$37,301	56%	$779	2%
Service	34,544	48	32,112	46	2,432	8%

Total revenue	$72,624	100%	$69,413	100%	$3,211	5%

Product. The 2%, or $779 thousand, increase in product revenue was primarily due to a $2.47 million increase in our enterprise business sector, offset by a $710 thousand decrease in our service provider sector and a $984 thousand decrease in our government sector. Compared to the same period in the prior year, the average selling price per unit of our products remained the same, while we experienced a 2% increase in units shipped.

Service. The 8%, or $2.4 million, increase in service revenue was primarily due to a $2.4 million increase in revenue from maintenance contracts due to increased renewals from a growing support base and a $359 thousand increase in consulting revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Indirect	$38,951	54%	$45,206	65%	$(6,255)	(14%)
Direct	33,673	46	24,207	35	9,466	39%

Total revenue	$72,624	100%	$69,413	100%	$3,211	5%

The 14%, or $6.3 million, decrease in indirect channel revenue is the result of the decline in sales to the government sector and our international service provider customers. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 39%, or $9.5 million, increase in direct channel revenue is primarily the result of increased domestic sales to our enterprise and service provider customers.

Total revenue by geography is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
United States	$55,296	76%	$49,523	71%	$5,773	12%

International:
Europe	7,239	10	10,058	15	(2,819)	(28%)
Asia	4,217	6	3,803	5	414	11%
Rest of the world	5,872	8	6,029	9	(157)	(3%)

Subtotal international	17,328	24	19,890	29	(2,562)	(13%)

Total revenue	$72,624	100%	$69,413	100%	$3,211	5%

United States revenues increased 12%, or $5.8 million, primarily as a result of an increase in revenue from our enterprise sector, which includes the high-tech, financial services and consumer sectors, and in our service provider sector. The 13%, or $2.6 million, decrease in international revenue is primarily due to a decline in revenue from our service provider sector. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$9,061	12%	$8,808	13%	$253	3%
Service	6,516	9	5,499	8	1,017	18%

Total cost of revenue	$15,577	21%	$14,307	21%	$1,270	9%

Gross profit:
Product $	$29,019	40%	$28,493	41%	$526	2%
Product gross profit %	76%		76%
Service $	$28,028	39%	$26,613	38%	$1,415	5%
Service gross profit %	81%		83%
Total gross profit $	$57,047		$55,106		$1,941	4%
Total gross profit %	79%		79%

Product. The 3%, or $253 thousand, increase in cost of product revenue was primarily due to the 2% increase in product revenue during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The product gross profit percentage was flat at 76% for the three months ended September 30, 2011 and 2010. Average headcount in manufacturing was 26 and 29 for the three months ended September 30, 2011 and 2010, respectively.

Service. The 18%, or $1.0 million, increase in cost of service revenue was due to a $528 thousand increase in cost of materials used to support customers under service contracts, a $288 thousand increase in employee related expenses resulting from increased headcount, a $67 thousand increase in consulting costs and a $64 thousand increase in travel expense. The 5%, or $1.4 million, increase in service gross profit corresponds with the 8%, or $2.4 million, increase in service revenue, offset by the 18%, or $1.0 million, increase in cost of services. The service gross profit percentage decreased by two points to 81% when comparing the three months ended September 30, 2011 to the three months ended September 30, 2010. The primary driver of the decrease in margin was the increase in employee related expenses resulting from increased headcount as well as the increase in cost of materials used to support customers under service contracts. Average service headcount was 123 and 113 for the three months ended September 30, 2011 and 2010, respectively.

Gross profit. Our gross profit increased 4%, or $1.9 million. This increase is attributable to our increase in revenue of 5%, or $3.2 million, offset by a 9%, or $1.3 million, increase in cost of revenue. The gross margin percentage remained flat at 79% for the three months ended September 30, 2011 and 2010.

Operating Expenses

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Research and development	$11,160	15%	$9,811	14%	$1,349	14%
Sales and marketing	26,854	37	25,691	37	1,163	5%
General and administrative	7,037	10	5,825	8	1,212	21%
Amortization of acquired intangible assets	494	1	477	1	17	4%

Total operating expenses	$45,545	63%	$41,804	60%	$3,741	9%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 14%, or $1.3 million, increase in research and development expenses is primarily due to a $795 thousand increase in employee related expenses, primarily due to increased headcount from the Psytechnics acquisition as well as an increase in share-based compensation expense, a $309 thousand increase in depreciation, a $134 thousand increase in technical supplies and $52 thousand of increased overhead allocations. Average headcount in research and development was 285 and 256 for the three months ended September 30, 2011 and 2010, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 5%, or $1.2 million, increase in total sales and marketing expenses was primarily due to an $821 thousand increase in employee related expenses largely due to salaries and a $433 thousand increase in travel. Average headcount in sales and marketing was 320 and 316 for the three months ended September 30, 2011 and 2010, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 21%, or $1.2 million, increase in general and administrative expenses was primarily due to a $735 thousand increase in business development expenses, a $332 thousand increase in employee related expenses primarily related to share-based compensation and increased headcount and an $87 thousand increase in depreciation. Average headcount in general and administrative was 119 and 111 for the three months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(835)	(1%)	$(462)	(1%)	$(373)	(81%)

The 81%, or $373 thousand, increase in interest and other income (expense), net was primarily due to a $433 thousand increase in foreign currency transaction expense and a $98 thousand decrease in interest income due to a decrease in market interest rates received on investments. These increases to interest and other income (expense) were partially offset by a $181 thousand decrease in interest expense due to a reduction in the interest rate and principal amounts outstanding associated with our debt. During the quarters ended September 30, 2011 and 2010, the average interest rates on our outstanding debt were 2.50% and 2.81%, respectively.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2011 for fiscal year 2012 is 34.2%, compared to an estimated annual effective tax rate of 35.6% as of September 30, 2010 for fiscal year 2011. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,616	5%	$4,592	7%	$(976)	(21%)

Net Income. Net income for the three months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Net income	$7,051	10%	$8,248	12%	$(1,197)	(15%)

The $1.2 million decrease in net income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was largely attributable to the $3.7 million increase in operating expenses offset by a $1.9 million increase in total gross profit and a $976 decrease in the income tax provision. The increase in operating expenses was mainly due to higher employee related expenses due to increased headcount, an increase in business development costs, an increase in expense for trade shows and higher operating costs resulting from the acquisition of Psytechnics on April 1, 2011.

Six Months Ended September 30, 2011 and 2010

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the six months ended September 30, 2011 and 2010.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$67,611	50%	$71,273	52%	$(3,662)	(5%)
Service	68,309	50	64,951	48	3,358	5%

Total revenue	$135,920	100%	$136,224	100%	$(304)	0%

Product. The 5%, or $3.7 million, decrease in product revenue was primarily due to a $3.6 million decrease in revenue from the government sector and a $2.9 million decrease in the enterprise sector offset by a $2.8 million increase in the service provider sector. Compared to the same period in the prior year, we realized a 9% decrease in units shipped, while the average selling price per unit of our products increased approximately 1%. The increase in average selling price per unit is due to a shift in product mix from our lower priced probes and software to our higher priced Infinistream products.

Service. The 5%, or $3.4 million, increase in service revenue was primarily due to a $4.5 million increase in revenue from maintenance contracts due to increased renewals from a growing support base and a $76 thousand increase in consulting revenue. This was partially offset by an $859 thousand decrease in training revenue mainly due to the one-time recognition of $1.0 million in training revenue during the quarter ended June 30, 2010 from non-refundable expired contracts. Prior to the quarter ended June 30, 2010, we had not been able to demonstrate that we had fulfilled our obligations under these contracts. However, starting with the quarter ended June 30, 2010, we were able to demonstrate that our obligations had been fulfilled. While we will continue to recognize revenue from non-refundable expired contracts, revenue in future quarters from such expired contracts is not expected to be significant.

Total product and service revenue from direct and indirect channels are as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Indirect	$73,205	54%	$80,940	59%	$(7,735)	(10%)
Direct	62,715	46	55,284	41	7,431	13%

Total revenue	$135,920	100%	$136,224	100%	$(304)	0%

The 10%, or $7.7 million, decrease in indirect channel revenue is the result of the decline in sales to government customers, as well as our international enterprise customers. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 13%, or $7.4 million, increase in direct channel revenue is primarily the result of increased domestic revenue from our service provider customers.

Total revenue by geography is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
United States	$101,536	75%	$102,583	75%	$(1,047)	(1%)

International:
Europe	14,839	11	16,313	12	(1,474)	(9%)
Asia	8,475	6	6,626	5	1,849	28%
Rest of the world	11,070	8	10,702	8	368	3%

Subtotal international	34,384	25	33,641	25	743	2%

Total revenue	$135,920	100%	$136,224	100%	$(304)	0%

United States revenues decreased 1%, or $1.0 million, primarily as a result of a decline in orders from our enterprise sector, which includes financial services and the U.S. government. These declines were partially offset by growth in our service provider sector. The 2%, or $743 thousand, increase in international revenue is primarily due to growth in our service provider sector. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$16,708	13%	$17,659	13%	$(951)	(5%)
Service	12,765	9	11,223	8	1,542	14%

Total cost of revenue	$29,473	22%	$28,882	21%	$591	2%

Gross profit:
Product $	$50,903	37%	$53,614	39%	$(2,711)	(5%)
Product gross profit %	75%		75%
Service $	$55,544	41%	$53,728	39%	$1,816	3%
Service gross profit %	81%		83%
Total gross profit $	$106,447		$107,342		$(895)	(1%)
Total gross profit %	78%		79%

Product. The 5%, or $951 thousand, decrease in cost of product revenue was primarily due to the 5% decrease in product revenue during the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The product gross profit percentage was flat at 75% for the six months ended September 30, 2011 and 2010. Average headcount in manufacturing was 27 and 29 for the six months ended September 30, 2011 and 2010, respectively.

Service. The 14%, or $1.5 million, increase in cost of service revenue was due to a $541 thousand increase in employee related expenses resulting from increased headcount and a $753 thousand increase in cost of materials used to support customers under service contracts. The 3%, or $1.8 million, increase in service gross profit corresponds with the 5%, or $3.4 million, increase in service revenue, offset by the 14%, or $1.5 million, increase in cost of services. The service gross profit percentage decreased by two points from 83% to 81% when comparing the six months ended September 30, 2010 to the six months ended September 30, 2011. The primary driver of the decrease in margin was the increase in employee related expenses resulting from increased headcount as well as the increase in cost of materials used to support customers under service contracts. Average service headcount was 122 and 114 for the six months ended September 30, 2011 and 2010, respectively

Gross profit. Our gross profit decreased 1%, or $895 thousand. This decrease is attributable to our decrease in revenue of $304 thousand, as well as a 2%, or $591 thousand, increase in cost of revenue. The gross margin percentage decreased by one point from 79% to 78% when comparing the six months ended September 30, 2010 to September 30, 2011.

Operating Expenses

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Research and development	$22,480	17%	$19,589	15%	$2,891	15%
Sales and marketing	53,626	39	50,810	37	2,816	6%
General and administrative	13,571	10	11,122	8	2,449	22%
Amortization of acquired intangible assets	976	1	954	1	22	2%

Total operating expenses	$90,653	67%	$82,475	61%	$8,178	10%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 15%, or $2.9 million, increase in research and development expenses is primarily due to a $1.8 million increase in employee related expenses, primarily due to increased headcount and share-based compensation expense, a $532 thousand increase in depreciation, approximately $254 thousand of Psytechnics operating costs, $177 thousand increase in technical supplies and a $134 thousand increase in travel expense. Average headcount in research and development was 286 and 253 for the six months ended September 30, 2011 and 2010, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 6%, or $2.8 million, increase in total sales and marketing expenses was primarily due to a $2.0 million increase in employee related expenses, which includes an increase of $304 thousand in share-based compensation expense, a $716 thousand increase in trade show expenses and a $631 thousand increase in travel expense. These expenses were offset by a $540 thousand decrease in recruiting costs. Average headcount in sales and marketing was 321 and 312 for the six months ended September 30, 2011 and 2010, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 22%, or $2.4 million, increase in general and administrative expenses was primarily due to a $1.4 million increase in business development costs, an $890 thousand increase in employee related expenses primarily related to share-based compensation and increased headcount and a $254 thousand increase in consulting costs. Average headcount in general and administrative was 119 and 111 for the six months ended September 30, 2011 and 2010, respectively.

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

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,234)	(1%)	$(902)	(1%)	$(332)	(37%)

The 37%, or $332 thousand, increase in interest and other income (expense), net was primarily due to a $448 thousand increase in foreign currency transaction expense and a $177 thousand decrease in interest income due to a decrease in market interest rates received on investments. These increases to interest and other income (expense) were partially offset by a $303 thousand decrease in interest expense due to a reduction in the interest rate and principal amounts outstanding associated with our debt. During the six months ended September 30, 2011 and 2010, the average interest rates on our outstanding debt were 2.50% and 2.75%, respectively.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2011 for fiscal year 2012 is 34.2%, compared to an estimated annual effective tax rate of 35.6% as of September 30, 2010 for fiscal year 2011. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits.

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Income tax expense	$5,110	4%	$8,572	6%	$(3,462)	(40%)

Net Income. Net income for the six months ended September 30, 2011 and 2010 is as follows:

	Six Months Ended September 30, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Net income	$9,450	7%	$15,393	11%	$(5,943)	(39%)

The $5.9 million decrease in net income for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 was largely attributable to an $895 thousand decrease in total gross profit and an $8.2 million increase in operating expenses, offset by a $3.5 million decrease in the income tax provision. The increase in operating expenses was mainly due to higher employee related costs, due to increased headcount and higher share-based compensation expense, an increase in business development costs, an increase in travel and an increase in operating costs resulting from the acquisition of Psytechnics on April 1, 2011.

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

Backlog

Our combined product backlog at September 30, 2011, consisting of unshipped orders and deferred product revenue, was $14.5 million compared to an immaterial amount at March 31, 2011. We believe that product backlog is firm and both product backlog and deferred product revenue to be material to an understanding of our financial results. However, due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2011	March 31, 2011
Cash and cash equivalents	$103,859	$67,168
Short-term marketable securities	68,520	133,430
Long-term marketable securities	26,528	27,880

Cash, cash equivalents and marketable securities	$198,907	$228,478

At September 30, 2011, we had a revolving credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which allows us to borrow up to $10 million for working capital purposes and to obtain letters of credit subject to a sublimit. Amounts outstanding under the facility bear interest at a floating interest rate dependent upon, at our election, LIBOR or KeyBank’s prime rate, in each case plus a margin, and are collateralized by substantially all of our assets. Under the agreement, we are required to comply with certain financial covenants which require that we maintain minimum certain amounts of liquidity, the most restrictive of which are a minimum fixed charge coverage ratio of no less than 1.25 to 1.00 and a maximum leverage ratio of less than 3.00 to 1.00. As of September 30, 2011, we were in compliance with such covenants. As of September 30, 2011, no amounts were outstanding under the revolving credit facility.

Cash, cash equivalents, and marketable securities decreased by $29.6 million from March 31, 2011 to September 30, 2011. While cash and cash equivalents increased by $36.7 million, short and long-term marketable securities decreased in total by $66.3 million. The decrease was primarily the result of the $16.9 million acquisition of Psytechnics, $16.2 million related to the repurchase of common stock on the open market and $1.6 million related to the repurchase of common stock for tax withholding on equity compensation plans. The decline in cash also reflects the payout of our annual bonus, the payment of sales commissions for year-end sales activity and operating costs associated with the acquisition of Psytechnics.

Our long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through September 30, 2011, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify $17.4 million as long-term on our consolidated balance sheet. As of September 30, 2011, our auction rate securities consisted of three positions issued by municipal agencies with a total par value of $19.5 million and a current estimated market value totaling $17.4 million. The auction rate securities held by NetScout at September 30, 2011 have maturity dates ranging from December 2032 through June 2038. As of September 30, 2011, these securities were all AAA rated. These securities are collateralized by student loans with underlying support by the federal government through the FFELP and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions disclosed in the notes to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Six Months Ended September 30, (Dollars in Thousands)
	2011	2010
Net cash provided by operating activities	$17,928	$30,584
Net cash provided by investing activities	$43,722	$23,904
Net cash used in financing activities	$(24,959)	$(3,767)

Net cash provided by operating activities

Net cash provided by operating activities amounted to $17.9 million and $30.6 million during the six months ended September 30, 2011 and 2010, respectively. The primary sources of operating cash flow in the six months ended September 30, 2011 included net income of $9.5 million, adjusted to exclude the effects of non-cash items of $13.1 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and loss on disposal of fixed assets, a $13.6 million decrease in accounts receivable resulting from decreased billings in the most recent quarter, offset by a $10.2 million decrease in deferred revenue, a $5.2 million decrease in accrued compensation resulting from the timing of payments for payroll, commissions, and the fiscal 2011 incentive compensation payout and a $1.3 million decrease in accounts payable.

Net cash provided by investing activities

Net cash provided by investing activities was $43.7 million for the six months ended September 30, 2011. The source of investing cash flow in the six months ended September 30, 2011 was from the $133.8 million maturity of marketable securities due to cash management activities. This was offset by the acquisition of Psytechnics for $16.9 million, net of cash acquired in such transaction, the purchase of marketable securities of $67.4 million and the purchase of fixed assets to support our infrastructure of $5.8 million.

Net cash used in financing activities

Net cash used in financing activities was $25.0 million for the six months ended September 30, 2011. The primary outflow was due to $16.2 million for the repurchase of common stock on the open market, $1.6 million related to the repurchase of common stock for tax withholding on equity compensation plans, the repayment of $7.5 million of our long-term debt with KeyBank, offset by proceeds from the exercise of stock options in the amount of $196 thousand and a tax benefit from stock options exercised of $142 thousand.

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

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies such as our acquisition of Psytechnics on April 1, 2011 and Replay on October 3, 2011. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (ASU 2011-08). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for NetScout); however, early adoption is permitted. We are currently evaluating the impact of this guidance, if any, on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will be effective for fiscal years beginning after December 15, 2011 (fiscal year 2013 for NetScout); however, early adoption is permitted. ASU 2011-05 impacts financial statement presentation only; accordingly, it will have no impact on our financial condition, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at September 30, 2011 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

At September 30, 2011 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan. As of September 30, 2011, we owed $60.6 million on this loan with an interest rate of 2.30% effective September 30, 2011 through November 30, 2011, the next LIBOR reset date. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2011. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $117 thousand as of September 30, 2011. When a sensitivity analysis was performed at March 31, 2011, the resulting annual increase or decrease to interest expense was $156 thousand.

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

As of September 30, 2011, we had foreign currency forward contracts with notional amounts totaling $13.2 million. The valuation of outstanding foreign currency forward contracts at September 30, 2011 resulted in a liability balance of $412 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $18 thousand reflecting favorable rates in comparison to current market rates. As of March 31, 2011, we had foreign currency forward contracts with notional amounts totaling $10.9 million. The valuation of outstanding foreign currency forward contracts at March 31, 2011 resulted in a liability balance of $92 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $158 thousand reflecting favorable rates in comparison to current market rates.

Item 4.	Controls and Procedures

As of September 30, 2011, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table provides information about purchases we made during the quarter ended September 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (Dollars in millions, except per share data:)

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2011 thru 7/31/2011	9,076	$17.01	0	3,513,206
8/1/2011 thru 8/31/2011	661,158	12.57	660,000	2,853,206
9/1/2011 thru 9/30/2011	610,266	12.95	610,000	2,243,206

Total	1,280,500	$12.78	1,270,000	2,243,206

(1)	We also purchased an aggregate of 10,500 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

Item 6.	Exhibits

(a)	Exhibits

10.1		NetScout Systems, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Appendix A of the Company definitive proxy statement filed with the SEC on July 26, 2011 (file no. 000-26251))._

10.2		NetScout Systems, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Company definitive proxy statement filed with the SEC on July 26, 2011 (file no. 000-26251)).

10.3	+	Summary of Non-Employee Director Compensation.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.

++	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 4, 2011	/s/ Anil K. Singhal
Anil K. Singhal President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 4, 2011	/s/ David P. Sommers
David P. Sommers
Senior Vice President, General Operations and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2011	/s/ Jean Bua
Jean Bua
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1		NetScout Systems, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Appendix A of the Company definitive proxy statement filed with the SEC on July 26, 2011 (file no. 000-26251))._

10.2		NetScout Systems, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Company definitive proxy statement filed with the SEC on July 26, 2011 (file no. 000-26251)).

10.3	+	Summary of Non-Employee Director Compensation.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.

++	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.