Form 10-Q
period 2011-12-31
NETSCOUT SYSTEMS INC
filed 2012-02-03
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 1, 2012 was 41,552,652.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$102,762	$67,168
Marketable securities	61,167	133,430
Accounts receivable, net of allowance for doubtful accounts of $259 and $346 at December 31, 2011 and March 31, 2011, respectively	49,593	62,801
Inventories	9,414	8,925
Prepaid income taxes	4,413	3,205
Deferred income taxes	3,624	3,383
Prepaid expenses and other current assets	5,692	4,814

Total current assets	236,665	283,726
Fixed assets, net	15,213	13,467
Goodwill	169,952	128,177
Intangible assets, net	56,390	47,686
Deferred income taxes	21,849	25,167
Long-term marketable securities	28,360	27,880
Other assets	2,463	1,467

Total assets	$530,892	$527,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,585	$9,709
Accrued compensation	20,763	21,854
Accrued other	6,932	4,786
Current portion of long-term debt	0	15,000
Current portion of contingent liabilities	3,014	0
Deferred revenue	82,802	85,241

Total current liabilities	120,096	136,590
Other long-term liabilities	2,170	1,721
Deferred tax liability	1,590	0
Accrued long-term retirement benefits	2,044	1,859
Long-term deferred revenue	12,311	14,735
Long-term debt, net of current portion	62,000	53,106
Contingent liabilities, net of current portion	4,986	0

Total liabilities	205,197	208,011

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2011 and March 31, 2011	0	0
Common stock, $0.001 par value:
150,000,000 shares authorized; 47,778,373 and 47,441,879 shares issued and 41,534,672 and 42,557,221 shares outstanding at December 31, 2011 and March 31, 2011, respectively	48	47
Additional paid-in capital	232,969	227,201
Accumulated other comprehensive loss	(1,851)	(676)
Treasury stock at cost, 6,243,701 and 4,884,658 shares at December 31, 2011 and March 31, 2011, respectively	(53,376)	(35,437)
Retained earnings	147,905	128,424

Total stockholders’ equity	325,695	319,559

Total liabilities and stockholders’ equity	$530,892	$527,570

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue:
Product	$46,005	$43,016	$113,616	$114,289
Service	37,292	33,320	105,601	98,271

Total revenue	83,297	76,336	219,217	212,560

Cost of revenue:
Product	10,731	10,343	27,439	28,002
Service	6,508	5,749	19,273	16,972

Total cost of revenue	17,239	16,092	46,712	44,974

Gross profit	66,058	60,244	172,505	167,586

Operating expenses:
Research and development	13,593	10,145	36,073	29,734
Sales and marketing	27,518	27,022	81,144	77,832
General and administrative	6,564	6,356	20,135	17,478
Amortization of acquired intangible assets	565	476	1,541	1,430
Restructuring charges	372	0	372	0

Total operating expenses	48,612	43,999	139,265	126,474

Income from operations	17,446	16,245	33,240	41,112
Interest and other expense, net:
Interest income	104	210	304	587
Interest expense	(472)	(599)	(1,449)	(1,879)
Other expense, net	(150)	(3)	(607)	(2)
Loss on extinguishment of debt	(690)	0	(690)	0

Total interest and other expense, net	(1,208)	(392)	(2,442)	(1,294)

Income before income tax expense	16,238	15,853	30,798	39,818
Income tax expense	6,207	4,752	11,317	13,324

Net income	$10,031	$11,101	$19,481	$26,494

Basic net income per share	$0.24	$0.26	$0.46	$0.63
Diluted net income per share	$0.24	$0.26	$0.46	$0.62
Weighted average common shares outstanding used in computing:
Net income per share - basic	41,523	42,105	42,126	41,946
Net income per share - diluted	42,303	43,173	42,815	42,836

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$19,481	$26,494
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	12,191	10,369
Loss on extinguishment of debt	553	0
Loss on disposal of fixed assets	149	91
Share-based compensation expense associated with equity awards	6,117	4,139
Deferred income taxes	3,258	(73)
Other losses (gains)	(35)	0
Changes in assets and liabilities
Accounts receivable	16,189	8,764
Inventories	(2,285)	(1,115)
Prepaid expenses and other assets	(800)	3,360
Accounts payable	(2,752)	(1,786)
Accrued compensation and other expenses	(1,403)	491
Income taxes payable	0	1,652
Deferred revenue	(6,780)	(7,678)

Net cash provided by operating activities	43,883	44,708

Cash flows from investing activities:
Purchase of marketable securities	(89,369)	(49,593)
Proceeds from maturity of marketable securities	161,365	69,161
Purchase of fixed assets	(7,852)	(4,182)
Acquisition of businesses, net of cash acquired	(46,721)	0

Net cash provided by investing activities	17,423	15,386

Cash flows from financing activities:
Proceeds from the exercise of stock options	264	2,163
Treasury stock repurchases	(17,939)	0
Proceeds from issuance of long-term debt, net of issuance costs	60,691	0
Repayment of long-term debt	(68,106)	(7,500)
Excess tax benefit from stock options exercised	(612)	3,403

Net cash used in financing activities	(25,702)	(1,934)

Effect of exchange rate changes on cash and cash equivalents	(10)	0

Net increase in cash and cash equivalents	35,594	58,160
Cash and cash equivalents, beginning of period	67,168	63,322

Cash and cash equivalents, end of period	$102,762	$121,482

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,008	$1,614

Cash paid for income taxes	$9,648	$5,607

Non-cash transactions:
Transfers of inventory to fixed assets	$1,910	$1,348

Additions to property, plant and equipment included in accounts payable	$184	$0

Contingent consideration related to acquisitions, included in contingent liabilities	$8,000	$0

Debt issuance costs settled through the issuance of additional debt	$1,184	$0

Interest settled through issuance of additional debt	$125	$0

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

Foreign Currency

NetScout accounts for its reporting of foreign operations in accordance with guidance which establishes guidelines for the determination of the functional currency of foreign subsidiaries. NetScout’s foreign subsidiaries are an extension of NetScout’s U.S. operations. In accordance with the guidance, NetScout has determined its functional currency for its foreign subsidiaries to be the U.S. dollar, except for recently acquired entity Fox Replay BV (Replay) discussed below. Foreign subsidiary expenses that are denominated in a currency other than the U.S. dollar functional currency are translated at the foreign exchange rate in effect at the time the transaction is recorded.

NetScout will experience currency exchange risk with respect to foreign currency denominated expenses. In order to partially offset the risks associated with the effects of certain foreign currency exposures, NetScout has established a program that utilizes foreign currency forward contracts. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency transaction gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

The functional currency of recently acquired Replay is the currency of the Netherlands, the Euro. Accordingly, the assets and liabilities of Replay are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations.

The Company had foreign currency losses of $153 thousand and $605 thousand for the three and nine months ended December 31, 2011, respectively.

Revision of previously reported amounts

As previously disclosed, during the three-month interim period ended September 30, 2011, the Company identified errors in the presentation of its Consolidated Statement of Cash Flows for prior fiscal periods. Transfers from inventory to fixed assets were presented as cash outflows within the Purchase of Fixed Assets line and cash inflows within the Inventories line of the Consolidated Statement of Cash Flows. Such items should have been netted down within the Consolidated Statement of Cash Flows and disclosed as a non-cash activity. The Company revised the amounts related to cash provided by operating activities and cash provided by (used in) investing activities in its Consolidated Statement of Cash Flows to correct for these immaterial errors. The Company has detailed the adjustments to prior periods below:

	Year Ended March 31, 2010	Three Months Ended June 30, 2010	Six Months Ended September 30, 2010	Nine Months Ended December 31, 2010	Three Months Ended June 30, 2011
Net cash provided by operating activities:
As reported	$47,224	$23,854	$31,932	$46,056	$6,319
As adjusted	45,654	23,138	30,584	44,708	4,755

Change	$1,570	$716	$1,348	$1,348	$1,564

Net cash provided by (used in) investing activities:
As reported	$(61,075)	$13,046	$22,556	$14,038	$(28,994)
As adjusted	(59,505)	13,762	23,904	15,386	(27,430)

Change	$1,570	$716	$1,348	$1,348	$1,564

The Company has also revised the Consolidated Statement of Cash Flows for the full year period in the fiscal year ending March 31, 2011. This revision changed cash flows from operating activities and cash flows from investing activities by $1.3 million such that: cash flows from operations decreased from $68.5 million to $67.2 million, and cash out flows from investing activities decreased from $61.3 million to $60.0 million for the full year. The adjustment did not change from the six month period ended September 30, 2010 through the remainder of the fiscal year ended March 31, 2011 as later inventory transfers occurred in the same accounting period in which the items were purchased; as such those transactions were properly netted down within operating cash flows and shown gross in investing cash flows. The Company has concluded that the errors described above were immaterial to all periods presented above and cumulatively as of December 31, 2011. These errors had no effect on net income or net income per share.

2.	Concentration of Credit Risk and Significant Customers

Financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.

At December 31, 2011, the Company had two customers each of which accounted for more than 10% of the accounts receivable balance. At March 31, 2011, the Company had one customer which accounted for more than 10% of the accounts receivable balance. During the three and nine months ended December 31, 2011 and 2010, no direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

3.	Share-Based Compensation

The following is a summary of share-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Cost of product revenue	$49	$34	$137	$85
Cost of service revenue	49	22	161	152
Research and development	600	368	1,702	1,009
Sales and marketing	775	551	2,152	1,623
General and administrative	697	485	1,965	1,270

	$2,170	$1,460	$6,117	$4,139

On September 7, 2011, the Company’s stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (the Amended 2007 Plan) to increase the shares of common stock reserved for issuance by 8,000,000 shares. A total of 13,000,000 shares are reserved for issuance under the Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Shares withheld to cover tax liabilities of restricted stock unit grants will be restored to the available reserve on the 2 for 1 amount. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan on or after March 31, 2011.

On September 7, 2011, the Company’s shareholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The Company plans to implement the ESPP as of March 1, 2012, after which eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 in any calendar year. The purchase price per share at which shares of common stock are sold on each purchase date during an offering period is determined by the Company’s Board of Directors as of the beginning of the offering period, but may not be less than 85% of the lesser of the fair market value per share of common stock on that purchase date or the fair market value per share of common stock on the first day of the offering period.

4.	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2011 and March 31, 2011.

Marketable Securities

The following is a summary of marketable securities held by NetScout at December 31, 2011, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$22,652	$7	$22,659
Commercial paper	16,079	1	16,080
Corporate bonds	19,231	(5)	19,226
Certificates of deposit	3,203	(1)	3,202

Total short-term marketable securities	61,165	2	61,167

Auction rate securities	19,253	(2,145)	17,108
U.S. government and municipal obligations	9,415	23	9,438
Corporate bonds	1,813	1	1,814

Total long-term marketable securities	30,481	(2,121)	28,360

Total marketable securities	$91,646	$(2,119)	$89,527

The following is a summary of marketable securities held by NetScout at March 31, 2011, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$86,670	$(1)	$86,669
Commercial paper	24,111	(1)	24,110
Corporate bonds	13,364	17	13,381
Certificates of deposit	5,251	12	5,263
Auction rate securities	4,007	0	4,007

Total short-term marketable securities	133,403	27	133,430

Auction rate securities	19,784	(2,302)	17,482
U.S. government and municipal obligations	8,716	3	8,719
Corporate bonds	1,678	1	1,679

Total long-term marketable securities	30,178	(2,298)	27,880

Total marketable securities	$163,581	$(2,271)	$161,310

Contractual maturities of the Company’s marketable securities held at December 31, 2011 and March 31, 2011 were as follows (in thousands):

	December 31, 2011	March 31, 2011
Available-for-sale securities:
Due in 1 year or less	$61,167	$133,430
Due after 1 year through 5 years	11,252	10,398
Due after 10 years	17,108	17,482

	$89,527	$161,310

The Company’s long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through December 31, 2011, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify $17.1 million as long-term on its consolidated balance sheet. As of December 31, 2011, the Company’s auction rate securities consisted of three positions issued by municipal agencies with a total par value of $19.3 million and a current estimated market value totaling $17.1 million. As of December 31, 2011, these marketable securities were AAA rated. The securities are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies.

During the three months ended December 31, 2011, redemptions by the issuers for certain of the Company’s auction rate securities totaling $250 thousand were settled at par. During the nine months ended December 31, 2011, redemptions by the issuers for certain of the Company’s auction rate securities totaling $4.5 million were settled at par.

At December 31, 2011, the Company valued its outstanding long-term auction rate securities at fair value using a discounted cash flow model. This model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of December 31, 2011, historical spreads in comparison to U.S. Treasuries, and a liquidity risk premium. As these securities have retained investment grade credit ratings, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is estimated at between 48 and 51 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of $2.1 million ($1.3 million, net of tax) as of December 31, 2011 recorded within accumulated other comprehensive income (loss) on the balance sheet. To the extent the Company determines that any impairment is other-than-temporary, the Company would record a charge to earnings.

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

The Company’s Level II investments are classified as such because fair value is being calculated using data from similar but not identical issues, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company’s short-term auction rate securities at March 31, 2011 were classified as Level II since the amount which was redeemed in April 2011 was based upon a redemption notice for an inactive market. The Company’s derivative financial instruments consist of forward foreign exchange contracts and are classified as Level II because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. For further information on the Company’s derivative instruments refer to Note 11.

The Company’s long-term auction rate securities are classified as Level III of the fair value hierarchy due to the limited market data for pricing these securities and the subjective factors considered to create a liquidity discount. The Company’s contingent purchase consideration and contingent contractual non-compliance liability are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. The Company has elected to account for the contractual non-compliance liability at fair value. We have made this election as both contingent liabilities are related, making the fair value election created parity between the two items during the settlement period. These liabilities are classified as Level III because the probability weighting of future payment scenarios is based on assumptions developed by management.

The following table summarizes the valuation of the Company’s financial assets and liabilities by the above categories as of December 31, 2011 (in thousands):

	Total Fair Value	Level I	Level II	Level III
ASSETS:
Cash and cash equivalents	$102,762	$102,762	$0	$0
U.S. government and municipal obligations	32,097	32,097	0	0
Commercial paper	16,080	0	16,080	0
Corporate bonds	21,040	21,040	0	0
Certificate of deposits	3,202	0	3,202	0
Auction rate securities	17,108	0	0	17,108
Derivative financial instruments	8	0	8	0

	$192,297	$155,899	$19,290	$17,108

LIABILITIES:
Contingent purchase consideration	$(8,000)	$0	$0	$(8,000)
Contingent contractual non-compliance liability	$(1,600)	$0	$0	$(1,600)
Derivative financial instruments	(540)	0	(540)	0

	$(10,140)	$0	$(540)	$(9,600)

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level III financial assets for the nine months ended December 31, 2011 (in thousands):

	Auction Rate Securities	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability

Balance at beginning of period	$17,482	$00	$0
Additions to Level III	0	8,000	1,600
ARSs redeemed by issuers at par	(500)	00	0
Unrealized gains included in accumulated other comprehensive income (loss)	157	00	0
Unrealized gain (loss) included in the statement of operations	(31)	00	0

Balance at end of period	$17,108	$8,000	$1,600

6.	Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2011	March 31, 2011
Raw materials	$4,964	$4,548
Work in process	473	27
Finished goods	3,977	4,350

	$9,414	$8,925

7.	Acquisitions

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined.

Simena

On November 18, 2011, the Company completed the acquisition of Simena, LLC (Simena), an established provider of high performance, low-latency IP packet flow-based network monitoring switching technology that enables IT organizations and service providers to aggregate, filter and control network traffic for data, voice, and video monitoring and cybersecurity deployments. Simena’s technology is expected to further strengthen the Company’s unified service delivery management strategy by extending visibility capabilities. The technology should enable fine-grained packet-flow control for monitoring environments to better leverage critical network monitoring points. The results of Simena’s operations have been included in the consolidated financial statements since that date. The goodwill recognized primarily relates to the expected synergies to be achieved with our current product families and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Simena technology.

In connection with the acquisition of Simena, the Company paid the sellers $10.1 million at closing and became obligated to pay the seller up to $10.8 million in additional purchase consideration subject to adjustment based on the final determination of certain assets and liabilities. As a result, a majority of the changes to the value of the contingent consideration would be expected to have an offsetting impact on the recorded values of the assets and liabilities assumed as part of the transaction. Additionally, the Company is working with the seller to get additional information on such assets and liabilities. The Company will continue to refine its estimates of fair value related to these items in the next twelve months. Certain information was not available in the reporting period as Simena had not previously created GAAP basis financial statements and the analysis which would underlie estimates thereto.

The total acquisition date fair value of the consideration was estimated at $18.1 million as follows (in thousands):

Initial cash payment	$10,086
Estimated fair value of contingent consideration obligation	8,000

Total consideration	$18,086

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets	$2,300
Identifiable intangible assets	4,470
Goodwill	14,013

Total assets acquired	20,783
Current liabilities	(338)
Deferred revenue	(759)
Contractual non-compliance liability	(1,600)
Contingent consideration	(8,000)

Fair value of consideration transferred	$10,086

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Simena acquisition will be included within the Company’s single reporting unit and will be included in the Company’s enterprise-level annual review for impairment. The Company expects all of the goodwill and intangible assets acquired as part of this transaction to be deductible for tax purposes.

The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Replay and the Company. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Acquired technology	$2,740	10
Customer relationships	1,730	10

	$4,470

The weighted average useful life of identifiable intangible assets acquired from Simena is 10 years. Acquired technology is amortized using an accelerated amortization method and customer relationships are amortized using a straight line method.

The Company incurred approximately $160 thousand of acquisition-related costs which are included in general and administrative expense during the nine months ended December 31, 2011.

Replay

On October 3, 2011, the Company completed the acquisition of Fox Replay BV (Replay), a leading provider of session reconstruction and replay technology that enables organizations to perform forensic analysis of end-user actions in support of cyberintelligence, information assurance, lawful intercept and general security practices. Replay was acquired to add critical technology and expertise that is expected to provide an important element of our unified service delivery management product strategy to address growing cybersecurity concerns in our target markets. The results of Replay’s operations have been included in the consolidated financial statements since that date. The total purchase price of $20.2 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Replay’s product with our customer base.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $547	$2,310
Fixed assets	85
Identifiable intangible assets	4,950
Goodwill	15,313

Total assets acquired	22,658
Current liabilities	(74)
Deferred revenue	(715)
Deferred income tax liabilities	(1,632)

$20,237

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Replay acquisition will be included within the Company’s single reporting unit and will be included in the Company’s enterprise-level annual review for impairment. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.

The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Replay and the Company. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Acquired software	$1,100	6
Customer relationships	1,400	10
Core technology	2,100	10
Non-compete agreements	350	3

	$4,950

The weighted average useful life of identifiable intangible assets acquired from Replay is 8.6 years. Acquired software and core technology are amortized using an accelerated amortization method. Customer relationships and non-compete agreements are amortized on a straight-line basis.

The Company incurred approximately $782 thousand of acquisition-related costs which are included in general and administrative expense during the nine months ended December 31, 2011.

Psytechnics, Ltd.

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

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $69	$1,099
Fixed assets	50
Identifiable intangible assets	4,350
Goodwill	13,179

Total assets acquired	18,678
Current liabilities	(1,198)
Deferred revenue	(466)

$17,014

The Company has analyzed the realizability of the deferred tax assets of Psytechnics and has concluded that it is appropriate to provide a valuation allowance against these balances, given the historical objective evidence. The net asset balance reserved is $3.1 million and primarily consists of net operating loss carry forwards and tax basis in intangibles previously amortized for financial reporting purposes attributable to the U.K. operations of the acquired entity. The Company will continue to evaluate additional positive and negative evidence relating to the realizability of these assets within the first year of the transaction; any resulting changes to the valuation allowance attributable to facts existing as of the acquisition date but unknown at the time of the assessment would be recorded against goodwill. Any new facts resulting in changes to the valuation allowance will be recorded as a component of earnings.

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Psytechnics acquisition will be included within the Company’s single reporting unit and will be included in the Company’s enterprise-level annual review for impairment. No goodwill associated with this transaction will be deductible for tax purposes.

The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Psytechnics and the Company. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Acquired software	$1,200	5
Customer relationships	450	10
Core technology	2,700	10

	$4,350

The weighted average useful life of identifiable intangible assets acquired from Psytechnics is 8.6 years. Acquired software and core technology are amortized using an accelerated amortization method. Customer relationships are amortized on a straight-line basis.

The Company incurred approximately $1.0 million of acquisition-related costs which are included in general and administrative expense.

The following table presents the pro forma results of the historical Consolidated Statements of Operations of the Company and Psytechnics, Replay and Simena for the three and nine months ended December 31, 2011 and 2010, giving effect to the mergers as if they occurred on April 1, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Pro forma revenue	$85,277	$80,728	$226,537	$222,024
Pro forma net income	$10,247	$10,733	$21,133	$26,558
Pro forma income per share:
Basic	$0.25	$0.25	$0.50	$0.63
Diluted	$0.24	$0.25	$0.49	$0.62
Pro forma shares outstanding
Basic	41,523	42,105	42,126	41,946
Diluted	42,303	43,173	42,815	42,836

The pro forma results for the three and nine months ended December 31, 2010 primarily includes adjustments for amortization of intangibles, interest income and interest expense. The pro forma results for the three and nine months ended December 31, 2011 includes adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Since the date of the acquisitions we have recorded $2.3 million of revenue earned by Psytechnics, Replay and Simena within our consolidated financial statements.

8.	Goodwill & Intangible Assets

Goodwill

The carrying amount of goodwill was $170.0 million and $128.2 million as of December 31, 2011 and March 31, 2011. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2011
Balance at beginning of period	$141,356	128,177
Goodwill related to the acquisition of Psytechnics	0	13,179
Goodwill related to the acquisition of Replay	15,313	15,313
Goodwill related to the acquisition of Simena	14,013	14,013
Foreign currency translation impact	(730)	(730)

Balance as of December 31, 2011	$169,952	169,952

Intangible Assets

The net carrying amounts of intangible assets were $56.4 million and $47.7 million as of December 31, 2011 and March 31, 2011, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets consist of the following as of December 31, 2011 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$24,888	$(16,802)	$8,086
Customer relationships	32,713	(7,930)	24,783
Indefinite lived trade name	18,600	0	18,600
Core technology	4,700	(205)	4,495
Net beneficial leases	336	(332)	4
Non-compete agreements	333	(28)	305
Other	182	(65)	117

	$81,752	$(25,362)	$56,390

Amortization of software and core technology included as cost of product revenue was $1.2 million and $3.4 million for the three and nine months ended December 31, 2011, respectively. Amortization of other intangible assets included as operating expense was $565 thousand and $1.6 million for the three and nine months ended December 31, 2011, respectively.

Amortization of software included as cost of product revenue was $1.0 million and $3.0 million for the three and nine months ended December 31, 2010, respectively. Amortization of other intangible assets included as operating expense was $476 thousand and $1.4 million for the three and nine months ended December 31, 2010, respectively.

Intangible assets consist of the following as of March 31, 2011 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(13,598)	$6,302
Customer relationships	29,200	(6,437)	22,763
Indefinite lived trade name	18,600	0	18,600
Net beneficial leases	336	(315)	21

	$68,036	$(20,350)	$47,686

The following is the expected future amortization expense as of December 31, 2011 for the years ended March 31 (in thousands):

2012 (remaining three months)	$1,946
2013	6,359
2014	4,088
2015	3,851
2016	3,520
Thereafter	18,026

$37,790

The weighted average amortization period of acquired software and core technology is 6.3 years. The weighted average amortization period for customer relationships is 15.2 years. The weighted average amortization period for amortizing all intangibles is 10.8 years.

9.	Restructuring Charges

During the quarter ended December 31, 2011, we implemented a plan to restructure parts of our general and administrative organization to centralize operations as well as our international sales organization to better align our resources with forecasted sales opportunities. As a result of the restructuring program, we eliminated or moved 2 positions and expect to eliminate or move 6 to 10 additional employees. We recorded $372 thousand of restructuring charges related to severance costs to be paid to employees.

The restructuring liability consists of the following (in thousands):

Employee Severance
Balance at March 31, 2011	$0
Restructuring charges to operations	372
Cash payments	0

Balance at December 31, 2011	$372

The accrual for employee related severance as of December 31, 2011 is included as accrued compensation in Company’s consolidated balance sheet.

10.	Capitalized Software Development Costs

Net capitalized software development costs for NetScout’s nGenius Service Delivery Manager product totaled $102 thousand and $255 thousand at December 31, 2011 and March 31, 2011, respectively. This product was released on June 29, 2010, and is being amortized on a straight-line basis over two years. Amortization included as cost of product revenue related to this product was $51 thousand, $153 thousand, $51 thousand and $102 thousand for the three and nine months ended December 31, 2011 and 2010, respectively.

11.	Derivative Instruments and Hedging Activities

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of December 31, 2011 and March 31, 2011 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
Derivatives Designated as Hedging Instruments:	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011
Forward contracts	$8,450	$10,943	$8	$158	$540	$92

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2011	December 31, 2010	Location	December 31, 2011	December 31, 2010	Location	December 31, 2011	December 31, 2010
Forward contracts	$359	$(68)	Research and development Sales and marketing	$136	$24	Research and development Sales and marketing	$(15)	$3
				116	(6)		(7)	(1)

	$359	$(68)		$252	$18		$(22)	$2

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on OCI and results of operations for the nine months ended December 31, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2011	December 31, 2010	Location	December 31, 2011	December 31, 2010	Location	December 31, 2011	December 31, 2010
Forward contracts	$665	$(197)	Research and development Sales and marketing	$138	$17	Research and development Sales and marketing	$(91)	$11
				(107)	(432)		(42)	(1)

	$665	$(197)		$31	$(415)		$(133)	$10

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

12.	Long-term Debt

On November 22, 2011, the Company entered into a new credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. On the same date, the Company drew down approximately $62 million to repay its existing indebtedness under the previous credit facility, dated as of December 21, 2007, as amended ( the 2007 Facility), and for the payment of various closing-related fees and expenses. The credit facility under the Credit Agreement matures on November 21, 2016. As a result of the termination of the 2007 Facility, the Company recorded a loss on the early extinguishment of debt of $690 thousand during the three months ended December 31, 2011 related to the write-off of unamortized debt issuance costs and costs paid to issue new debt. At December 31, 2011, $62.0 million was outstanding under the Credit Agreement.

At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a rate per annum equal to the highest of (1) KeyBank’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) one hundred (100.00) basis points in excess of the London Interbank Offered Rate for one-month interest periods, or the Base Rate; or (b) the one-, two-, three-, or six-month per annum London InterBank Offered Rate (LIBOR), as selected by the Company, multiplied by the statutory reserve adjustment, or collectively, the Eurodollar Rate, in each case plus an applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable Base Rate margin. From November 22, 2011 through February 29, 2012, the applicable margin will be one hundred twenty-five (125.00) basis points for Eurodollar loans and twenty-five (25.00) basis points for Base Rate loans. Beginning with the delivery of the Company’s financial statements for the quarter ended December 31, 2011, the applicable margin will vary depending on the Company’s leverage ratio, ranging from 100 basis points for Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 25 basis points for Base Rate loans and 125 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The Company’s consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to restructuring charges, deferred revenue revaluation, certain non-cash charges not related to such acquisitions, and certain non-cash stock-based expenses, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.

The Credit Agreement provides for payments of interest only during its 5 year term. Interest on Base Rate loans is payable at the end of each calendar quarter. Interest on Eurodollar Rate loans is payable at the end of each interest rate period and at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. As of December 31, 2011, the interest rate on the term loan was 1.563%, and the Company expects this to be the rate in effect until January 20, 2012.

As security under the Credit Agreement, the loans are guaranteed by each of the Company’s domestic subsidiaries and are secured by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits, with certain exceptions, any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including dispositions of assets and mergers), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of December 31, 2011, the Company was in compliance with all covenants.

As part of the evaluation of the termination of the old debt and issuance of the Credit Agreement, the Company noted terms with certain syndicate lenders changed by more than 10% as part of the new Credit Agreement. Accordingly, the Company wrote off those costs as a loss on debt extinguishment.

The Company capitalized $1.1 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the term loan. The unamortized balance of $1.1 million as of December 31, 2011 is included as other assets in Company’s consolidated balance sheet.

13.	Commitments and Contingencies

Acquisition-related — The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which has an initial fair value of $8.0 million and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million.

Legal — From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In management’s opinion, the amount of ultimate expense with respect to any legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial position or results of operations.

14.	Treasury Stock

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through December 31, 2011, the Company had repurchased a total of 1,756,794 shares of common stock through the open market stock repurchase program. The Company repurchased 1,270,000 shares for $16.2 million under the program during the nine months ended December 31, 2011.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 89,043 shares for $1.7 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2011. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

15.	Net Income Per Share

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Basic:
Net income	$10,031	$11,101	$19,481	$26,494

Weighted average common shares outstanding	41,523	42,105	42,126	41,946

Basic net income per share	$0.24	$0.26	$0.46	$0.63

Diluted:
Net income	$10,031	$11,101	$19,481	$26,494

Weighted average common shares outstanding	41,523	42,105	42,126	41,946
Weighted average stock options	141	310	157	333
Weighted average restricted stock units	639	758	532	557

Diluted weighted average shares	42,303	43,173	42,815	42,836

Diluted net income per share	$0.24	$0.26	$0.46	$0.62

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Stock options	0	0	0	20
Restricted stock units	96	0	98	9

Total	96	0	98	29

16.	Comprehensive Income

Other comprehensive income typically consists of unrealized gains and losses on cash equivalents, marketable securities, restricted investments and hedge contracts. Comprehensive income for the three and nine months ended December 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income	$10,031	$11,101	$19,481	$26,494
Unrealized gain (loss) on cash equivalents, marketable securities and restricted investment, net of tax	17	(200)	154	571
Unrealized gain (loss) on hedge contracts, net of tax	(68)	(53)	(393)	134
Cumulative translation adjustments	(936)	0	(936)	0

Comprehensive income	$9,044	$10,848	$18,306	$27,199

17.	Income Taxes

The estimated annual effective tax rate as of December 31, 2011 for fiscal year 2012 is 34.9%, compared to an estimated annual effective rate of 33.6% as of December 31, 2010 for fiscal year 2011. Generally, the estimated annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal and state tax credits.

18.	Geographic Information

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

Total revenue by geography is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
United States	$60,737	$52,358	$162,273	$154,941
Europe	9,278	12,930	24,117	29,243
Asia	4,839	4,582	13,314	11,208
Rest of the world	8,443	6,466	19,513	17,168

	$83,297	$76,336	$219,217	$212,560

The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue since the Company ships the products to a United States location. A majority of revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.

19.	Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-11: Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (the fourth quarter of fiscal year 2013 for the Company). The adoption of ASU 2011-11 impact financial statement presentation only; accordingly, it will have no impact on the Company’s financial condition, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08: Testing for Goodwill Impairment (ASU 2011-08). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company); however, early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company); however, early adoption is permitted. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 impact financial statement presentation only; accordingly, they will have no impact on the Company’s financial condition, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company is currently evaluating the impact of this guidance, if any, on its financial position or results of operations.

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

On April 1, 2011, we completed the acquisition of Psytechnics, Ltd (Psytechnics), a provider of IP voice, video and telepresence technologies that proactively assures the user experience for unified communications services. Psytechnics’ technology strengthens NetScout’s unified service delivery management strategy by providing more comprehensive management of the quality of IP voice, video and telepresence service delivery along with all other application and data services. NetScout paid $17.0 million for the acquisition of Psytechnics.

On October 3, 2011, we completed the acquisition of Fox Replay BV (Replay), a leading provider of session reconstruction and replay technology that enables organizations to perform forensic analysis of end-user actions in support of cyberintelligence, information assurance, lawful intercept and general security practices. Replay adds critical technology and expertise that will provide an important element of our unified service delivery management product strategy to address growing cybersecurity concerns in our target markets. NetScout paid $20.2 million for the acquisition of Replay.

On November 21, 2011, we completed the acquisition of Simena, LLC (Simena), an established provider of high performance, low-latency IP packet flow-based network monitoring switching technology that enables IT organizations and service providers to aggregate, filter and control network traffic for data, voice, and video monitoring and cybersecurity deployments. We expect that Simena’s technology will further strengthen the Company’s unified service delivery management strategy by extending visibility capabilities. The technology should enable fine-grained packet-flow control for monitoring environments to better leverage critical network monitoring points. NetScout paid $10.1 million in cash for the acquisition of Simena and an estimated present value additional contingent consideration of $8.0 million to be paid in the future.

Results Overview

During the quarter ended December 31, 2011, total bookings increased 41% when compared to the quarter ended December 31, 2010. Our performance was led by strong service provider business, principally from carriers in Asia and the United States. For the nine months ended December 31, 2011, total bookings were up 33% over last year.

During the nine months ended December 31, 2011, net income and diluted net income per share decreased 27% and 26%, respectively, compared to the same period in the prior year due to higher employee related costs from increased headcount and higher share-based compensation expense and an increase in business development costs.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have included non-GAAP revenue, income from operations, net income and net income per diluted share, each of which were adjusted from amounts determined based on GAAP to exclude the effect of purchase accounting adjustments to acquired deferred revenue resulting from our acquisitions, and to remove share-based compensation expenses, certain business development and integration expenses, the amortization of acquired intangible assets, restructuring charges and loss on early extinguishment of debt, net of related income tax effects.

Management regularly uses supplemental non-GAAP financial measures internally to understand, manage and evaluate its business and to make operating decisions. These non-GAAP measures are among the primary factors that management uses in planning and forecasting future periods. Management believes these non-GAAP financial measures enhance the reader’s overall understanding of NetScout’s current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how NetScout plans and measures its business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and against prior periods by enabling investors to consider our operating results on both a GAAP and non-GAAP basis during periods where GAAP results were affected by non-recurring events.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
GAAP revenue	$83,297	$76,336	$219,217	$212,560
Service deferred revenue fair value adjustment	118	10	158	123

Non-GAAP revenue	$83,415	$76,346	$219,375	$212,683

GAAP net income	$10,031	$11,101	$19,481	$26,494
Deferred revenue fair value adjustment	118	10	158	123
Share based compensation expense	2,170	1,460	6,117	4,139
Amortization of acquired intangible assets	1,780	1,471	4,953	4,415
Business development and integration expense	1,780	623	4,253	623
Compensation for post combination services	168	0	168	0
Restructuring charges	372	0	372	0
Loss on extinguishment of debt	690	0	690	0
Income tax adjustments	(2,299)	(1,354)	(5,598)	(3,534)

Non-GAAP net income	$14,810	$13,311	$30,594	$32,260

GAAP diluted net income per share	$0.24	$0.26	$0.46	$0.62
Share impact of non-GAAP adjustments identified above	0.11	0.05	0.25	0.13

Non-GAAP diluted net income per share	$0.35	$0.31	$0.71	$0.75

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

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on May 27, 2011, for a description of all critical accounting policies.

Three Months Ended December 31, 2011 and 2010

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended December 31, 2011 and 2010.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$46,005	55%	$43,016	56%	$2,989	7%
Service	37,292	45	33,320	44	3,972	12%

Total revenue	$83,297	100%	$76,336	100%	$6,961	9%

Product. The 7%, or $3.0 million, increase in product revenue was due to a $5.0 million increase in our service provider sector and a $2.2 million increase in our government sector. These increases were offset by a $4.2 million decrease in our enterprise business sector. Compared to the same period in the prior year, the average selling price per unit of our products increased 14%, while we experienced an 8% decrease in units shipped. The increase in average selling price per unit is due to a shift in product mix from our lower priced probes and software to our higher priced Infinistream products.

Service. The 12%, or $4.0 million, increase in service revenue was due to a $3.5 million increase in revenue from maintenance contracts due to increased new maintenance and renewals from a growing support base as well as a $622 thousand increase in premium support contracts. These were offset by a $214 thousand decrease in consulting revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%

Indirect	$48,652	58%	$48,607	64%	$45	0%
Direct	34,645	42	27,729	36	6,916	25%

Total revenue	$83,297	100%	$76,336	100%	$6,961	9%

The revenue through indirect channels remained flat. Sales to customers outside the United States are export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 25%, or $6.9 million, increase in direct channel revenue is the result of increased domestic sales to our financial and service provider customers.

Total revenue by geography is as follows:

	Three Months Ended December 31, (Dollars in Thousands)
	2011		2010		Change
		% of Revenue		% of Revenue	$	%
United States	$60,737	73%	$52,358	69%	$8,379	16%

International:
Europe	9,278	11	12,930	17	(3,652)	(28%)
Asia	4,839	6	4,582	6	257	6%
Rest of the world	8,443	10	6,466	8	1,977	31%

Subtotal international	22,560	27	23,978	31	(1,418)	(6%)

Total revenue	$83,297	100%	$76,336	100%	$6,961	9%

United States revenues increased 16%, or $8.4 million, as a result of an increase in revenue from our service provider sector. The 6%, or $1.4 million, decrease in international revenue is due to a decline in revenue from our service provider and financial sectors. The decline in sales from Europe reflects the impact of economic conditions in the region. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists of personnel, material, overhead and support costs.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$10,731	13%	$10,343	14%	$388	4%
Service	6,508	8	5,749	7	759	13%

Total cost of revenue	$17,239	21%	$16,092	21%	$1,147	7%

Gross profit:
Product $	$35,274	42%	$32,673	43%	$2,601	8%
Product gross profit %	77%		76%
Service $	$30,784	37%	$27,571	36%	$3,213	12%
Service gross profit %	83%		83%
Total gross profit $	$66,058		$60,244		$5,814	10%
Total gross profit %	79%		79%

Product. The 4%, or $388 thousand, increase in cost of product revenue was due to the 7% increase in product revenue during the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The product gross profit percentage increased by one point to 77% for the three months ended December 31, 2011 and 2010. The increase was due to product mix and reduced discounting. Average headcount in manufacturing was 26 and 29 for the three months ended December 31, 2011 and 2010, respectively.

Service. The 13%, or $759 thousand, increase in cost of service revenue was due to a $665 thousand increase in employee related expenses resulting from increased headcount and higher incentive compensation and an $81 thousand increase in overhead allocations. The 12%, or $3.2 million, increase in service gross profit corresponds with the 12%, or $4.0 million, increase in service revenue, offset by the 13%, or $759 thousand, increase in cost of services. The service gross profit percentage was flat at 83% for the three months ended December 31, 2011 and December 31, 2010. Average service headcount was 125 and 113 for the three months ended December 31, 2011 and 2010, respectively.

Gross profit. Our gross profit increased 10%, or $5.8 million. This increase is attributable to our increase in revenue of 9%, or $7.0 million, offset by a 7%, or $1.1 million, increase in cost of revenue. The gross margin percentage remained flat at 79% for the three months ended December 31, 2011 and 2010.

Operating Expenses

	Three Months Ended December 31, (Dollars in Thousands)
	2011		2010		Change
		% of Revenue		% of Revenue	$	%
Research and development	$13,593	16%	$10,145	13%	$3,448	34%
Sales and marketing	27,518	33	27,022	36	496	2%
General and administrative	6,564	8	6,356	8	208	3%
Amortization of acquired intangible assets	565	1	476	1	89	19%
Restructuring charges	372	0	0	0	372	100%

Total operating expenses	$48,612	58%	$43,999	58%	$4,613	10%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 34%, or $3.4 million, increase in research and development expenses is due to a $1.5 million increase in integration costs as a result of bonuses paid to Simena employees upon acquisition, a $1.5 million increase in employee related expenses, due to increased headcount from acquisitions, increased incentive compensation as well as an increase in share-based compensation expense, a $222 thousand increase in depreciation and $158 thousand in increased overhead allocations. Average headcount in research and development was 293 and 256 for the three months ended December 31, 2011 and 2010, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 2%, or $496 thousand, increase in total sales and marketing expenses was due to an $836 thousand increase in employee related expenses and a $523 thousand increase in commissions tied to the increase in revenue for the three months ended December 31, 2011 when compared to the three months ended December 31, 2010. These expenses were offset by a $1.0 million decrease in costs for the NetScout user conference, scheduled for April 2012. Average headcount in sales and marketing was 318 and 316 for the three months ended December 31, 2011 and 2010, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 3%, or $208 thousand, increase in general and administrative expenses was due to an $812 thousand increase in employee related costs, due in part to a $492 thousand increase in incentive compensation and a $212 thousand increase in share-based compensation, and an $86 thousand increase in depreciation, offset by a $659 thousand decrease in business development expenses. Average headcount in general and administrative was 116 and 115 for the three months ended December 31, 2011 and 2010, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of Simena, Replay, Psytechnics and Network General.

Restructuring charges. During the quarter ended December 31, 2011, we implemented a plan to restructure parts of our general and administrative organization organization to centralize operations as well as our international sales organization to better align our resources with forecasted sales opportunities. As a result of the restructuring program, we eliminated or moved 2 positions and recorded $372 thousand of restructuring charges related to severance costs paid to employees.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, interest expense and other non-operating gains or losses.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(1,208)	(1%)	$(392)	(1%)	$(816)	(208%)

The 208%, or $816 thousand, increase in interest and other expense, net was due to $690 thousand loss on the extinguishment of debt in connection with the refinancing of our prior credit facility, a $147 thousand increase in foreign currency transaction expense and a $106 thousand decrease in interest income due to a decrease in the total of cash invested. These increases to interest and other expense were partially offset by a $127 thousand decrease in interest expense due to a decrease in the interest rate and principal amounts outstanding associated with our debt. During the quarters ended December 31, 2011 and 2010, the average interest rates on our outstanding debt were 1.931% and 2.750%, respectively.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2011 for fiscal year 2012 is 34.9%, compared to an estimated annual effective tax rate of 33.6% as of December 31, 2010 for fiscal year 2011. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to the expiration of the federal research and development credit at December 31, 2011 and differences in tax rates in foreign jurisdictions as compared to the United States.

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	Three Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Income tax expense	$6,207	7%	$4,752	6%	$1,455	31%

Net Income. Net income for the three months ended December 31, 2011 and 2010 is as follows:

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	Three Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Net income	$10,031	12%	$11,101	15%	$(1,070)	(10%)

The 10%, or $1.1 million, decrease in net income for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was largely attributable to the $4.6 million increase in operating expenses, a $1.5 million increase in the income tax provision and an $816 thousand increase in interest and other income (expense), net, offset by a $5.8 million increase in total gross profit. The increase in operating expenses was mainly due to higher employee related expenses due to increased headcount, offset by a decrease in business development costs and decreased costs from the NetScout user conference.

Nine Months Ended December 31, 2011 and 2010

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the nine months ended December 31, 2011 and 2010.

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$113,616	52%	$114,289	54%	$(673)	(1%)
Service	105,601	48	98,271	46	7,330	7%

Total revenue	$219,217	100%	$212,560	100%	$6,657	3%

Product. The 1%, or $673 thousand, decrease in product revenue was due to a $6.6 million decrease in revenue from our enterprise sector and a $2.1 million decrease in revenue from our government sector. These increases were offset by an $8.1 million increase in our service provider sector. Compared to the same period in the prior year, we realized an 18% decrease in units shipped, while the average selling price per unit of our products increased approximately 17%. The increase in average selling price per unit is due to a shift in product mix from our lower priced probes and software to our higher priced Infinistream products.

Service. The 8%, or $7.3 million, increase in service revenue was due to a $7.7 million increase in revenue from maintenance contracts due to increased new maintenance and renewals from a growing support base and an $843 thousand increase in premium support contracts. This was partially offset by a $462 thousand decrease in consulting revenue and a $934 thousand decrease in training revenue mainly due to the one-time recognition of $1.0 million in training revenue during the quarter ended June 30, 2010 from non-refundable expired contracts. Prior to the quarter ended June 30, 2010, we had not been able to demonstrate that we had fulfilled our obligations under these contracts. However, starting with the quarter ended June 30, 2010, we were able to demonstrate that our obligations had been fulfilled. While we will continue to recognize revenue from non-refundable expired contracts, revenue in future quarters from such expired contracts is not expected to be significant.

Total product and service revenue from direct and indirect channels are as follows:

	$ 219,217	$ 219,217	$ 219,217	$ 219,217	$ 219,217	$ 219,217
	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%

Indirect	$121,857	56%	$129,548	61%	$(7,691)	(6%)
Direct	97,360	44	83,012	39	14,348	17%

Total revenue	$219,217	100%	$212,560	100%	$6,657	3%

The 6%, or $7.7 million, decrease in indirect channel revenue is the result of the decline in sales to government customers, as well as our international financial customers. Sales to customers outside the United States are export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 17%, or $14.3 million, increase in direct channel revenue is the result of increased domestic revenue from our service provider and financial customers.

Total revenue by geography is as follows:

	$ 219,217	$ 219,217	$ 219,217	$ 219,217	$ 219,217	$ 219,217
	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
United States	$162,273	74%	$154,941	73%	$7,332	5%

International:
Europe	24,117	11	29,243	14	(5,126)	(18%)
Asia	13,314	6	11,208	5	2,106	19%
Rest of the world	19,513	9	17,168	8	2,345	14%

Subtotal international	56,944	26	57,619	27	(675)	(1%)

Total revenue	$219,217	100%	$212,560	100%	$6,657	3%

United States revenues increased 5%, or $7.3 million, as a result of an increase in our service provider sector. The 1%, or $675 thousand, decrease in international revenue is due to decline in our financial and service provider sectors. The decline in sales from Europe reflects the impact of economic conditions in the region. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$27,439	12%	$28,002	13%	$(563)	(2%)
Service	19,273	9	16,972	8	2,301	14%

Total cost of revenue	$46,712	21%	$44,974	21%	$1,738	4%

Gross profit:
Product $	$86,177	39%	$86,287	41%	$(110)	0%
Product gross profit %	76%		75%
Service $	$86,328	39%	$81,299	38%	$5,029	6%
Service gross profit %	82%		83%
Total gross profit $	$172,505		$167,586		$4,919	3%
Total gross profit %	79%		79%

Product. The 2%, or $563 thousand, decrease in cost of product revenue was due to the 1% decrease in product revenue during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. The product gross profit percentage increased by one point during the nine months ended December 31, 2011 and 2010. The increase was due to favorable product mix and improved discounting. Average headcount in manufacturing was 27 and 29 for the nine months ended December 31, 2011 and 2010, respectively.

Service. The 14%, or $2.3 million, increase in cost of service revenue was due to a $1.2 million increase in employee related expenses resulting from increased headcount, a $760 thousand increase in cost of materials used to support customers under service contracts, a $133 thousand increase in overhead allocations and a $99 thousand increase in temporary help. The 6%, or $5.0 million, increase in service gross profit corresponds with the 8%, or $7.3 million, increase in service revenue, offset by the 14%, or $2.3 million, increase in cost of services. The service gross profit percentage decreased by one point from 83% to 82% when comparing the nine months ended December 31, 2010 to the nine months ended December 31, 2011. The primary driver of the decrease in margin was the increase in employee related expenses resulting from increased headcount as well as the increase in cost of materials used to support customers under service contracts. Average service headcount was 123 and 114 for the nine months ended December 31, 2011 and 2010, respectively

Gross profit. Our gross profit increased 3%, or $4.9 million. This increase is attributable to our increase in revenue of $6.7 million, as well as a 4%, or $1.7 million, increase in cost of revenue. The gross margin percentage remained flat at 79% for the nine months ended December 31, 2010 and December 31, 2011.

Operating Expenses

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Research and development	$36,073	17%	$29,734	14%	$6,339	21%
Sales and marketing	81,144	37	77,832	37	3,312	4%
General and administrative	20,135	9	17,478	8	2,657	15%
Amortization of acquired intangible assets	1,541	1	1,430	1	111	8%
Restructuring charges	372	0	0	0	372	100%

Total operating expenses	$139,265	64%	$126,474	60%	$12,791	10%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 21%, or $6.3 million, increase in research and development expenses is due to a $1.6 million increase in integration costs related to the acquisition of Simena, a $3.3 million increase in employee related expenses, due to increased headcount and share-based compensation expense, a $754 thousand increase in depreciation, a $272 thousand increase in overhead allocations and a $168 thousand increase in technical supplies. Average headcount in research and development was 288 and 254 for the nine months ended December 31, 2011 and 2010, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 4%, or $3.2 million, increase in total sales and marketing expenses was due to a $2.8 million increase in employee related expenses, which includes an increase of $529 thousand in share-based compensation expense, a $978 thousand increase in travel expense, a $729 thousand increase in trade show expenses and a $492 thousand increase in commissions. These expenses were offset by a $666 thousand decrease in recruiting costs and a $985 thousand decrease in the NetScout user conference. Average headcount in sales and marketing was 320 and 312 for the nine months ended December 31, 2011 and 2010, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 15%, or $2.7 million, increase in general and administrative expenses was due to a $1.7 million increase in employee related expenses related to stock-based compensation and increased headcount, a $677 thousand increase in business development costs and a $263 thousand increase in consulting costs. Average headcount in general and administrative was 118 and 112 for the nine months ended December 31, 2011 and 2010, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of Simena, Replay, Psytechnics and Network General.

Restructuring charges. During the quarter ended December 31, 2011, we implemented a plan to restructure parts of our general and administrative organization organization to centralize operations as well as our international sales organization to better align our resources with forecasted sales opportunities. As a result of the restructuring program, we eliminated or moved 2 positions and recorded $372 thousand of restructuring charges related to severance costs paid to employees.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, interest expense and other non-operating gains or losses.

	$000000	$000000	$000000	$000000	$000000	$000000
	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,442)	(1%)	$(1,294)	(1%)	$(1,148)	(89%)

The 89%, or $1.1 million, increase in interest and other expense, net was due to a $690 thousand loss on the extinguishment of debt in connection with the refinancing of our prior credit facility, a $605 thousand increase in a one-time foreign currency transaction expense recorded as a result of the acquisition of Replay and a $283 thousand decrease in interest income due to a decrease in the total cash invested. These increases to interest and other expense were partially offset by a $430 thousand decrease in interest expense due to a reduction in the interest rate and principal amounts outstanding associated with our debt. During the nine months ended December 31, 2011 and 2010, the average interest rates on our outstanding debt were 2.50% and 2.750%, respectively.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2011 for fiscal year 2012 is 34.9%, compared to an estimated annual effective tax rate of 33.6% as of December 31, 2010 for fiscal year 2011. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to the expiration of the federal research and development credit at December 31, 2011 and differences in tax rates in foreign jurisdictions as compared to the United States.

	$000000	$000000	$000000	$000000	$000000	$000000
	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Income tax expense	$11,317	5%	$13,324	6%	$(2,007)	(15%)

Net Income. Net income for the nine months ended December 31, 2011 and 2010 is as follows:

	$000000	$000000	$000000	$000000	$000000	$000000
	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Net income	$19,481	9%	$26,494	12%	$(7,013)	(26%)

The 26%, or $7.0 million, decrease in net income for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 was largely attributable to a $12.8 million increase in operating expenses and a $1.1 million increase in interest and other income (expense), net, offset by a $4.9 million increase in total gross profit and a $2.0 million decrease in the income tax provision. The increase in operating expenses was mainly due to higher employee related costs, due to increased headcount and higher share-based compensation expense, an increase in business development costs and an increase in travel.

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

Commitment and Contingencies

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which has an initial fair value of $8.0 million and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million.

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

Backlog

Our combined product backlog at December 31, 2011, consisting of unshipped orders and deferred product revenue, was firm at $12.7 million compared to an immaterial amount at March 31, 2011. Due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2011	March 31, 2011
Cash and cash equivalents	$102,762	$67,168
Short-term marketable securities	61,167	133,430
Long-term marketable securities	28,360	27,880

Cash, cash equivalents and marketable securities	$192,289	$228,478

On November 22, 2011, we entered into a new credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. On the same date, we drew down approximately $62 million to repay our existing indebtedness under the previous credit facility, dated as of December 21, 2007, as amended (the 2007 Facility), and for the payment of various closing-related fees and expenses. The credit facility under the Credit Agreement matures on November 21, 2016. As a result of the termination of the 2007 Facility, we recorded a loss on the early extinguishment of debt of $690 thousand during the three months ended December 31, 2011 related to the write-off of unamortized debt issuance costs and costs paid to issue new debt.

At our election, revolving loans under the Credit Agreement bear interest at either (a) a rate per annum equal to the highest of (1) KeyBank’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) one hundred (100.00) basis points in excess of the London Interbank Offered Rate for one-month interest periods, or the Base Rate; or (b) the one-, two-, three-, or six-month per annum London InterBank Offered Rate (LIBOR), as selected by

NetScout, multiplied by the statutory reserve adjustment, or collectively, the Eurodollar Rate, in each case plus an applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable Base Rate margin. From November 22, 2011 through February 29, 2012, the applicable margin will be one hundred twenty-five (125.00) basis points for Eurodollar loans and twenty-five (25.00) basis points for Base Rate loans. Beginning with the delivery of our financial statements for the quarter ended December 31, 2011, the applicable margin will vary depending on our leverage ratio, ranging from 100 basis points for Base Rate loans and 200 basis points for Eurodollar Rate loans if our consolidated leverage ratio is 2.50 to 1.00 or higher, down to 25 basis points for Base Rate loans and 125 basis points for Eurodollar Rate loans if our consolidated leverage ratio is 1.00 to 1.00 or less. Our consolidated leverage ratio is the ratio of the Company’s total funded debt compared to the Company’s consolidated adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to restructuring charges, deferred revenue revaluation, certain non-cash charges not related to such acquisitions, and certain non-cash stock-based expenses, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.

The term loan credit facility provides for payments of interest only during its 5 year term. Interest on Base Rate loans is payable at the end of each calendar quarter. Interest on Eurodollar Rate loans is payable at the end of each interest rate period and at the end of each three-month interval within an interest rate period if the period is longer than three months. We may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements.

As security under the Credit Agreement, the loans are guaranteed by each of our domestic subsidiaries and are secured by all of our assets including our domestic subsidiaries, as well as 65% of the capital stock of our foreign subsidiaries directly owned by us and our domestic subsidiaries. The Credit Agreement generally prohibits, with certain exceptions, any other liens on the assets of NetScout and our subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to NetScout and our subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including dispositions of assets and mergers), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, changes in business, and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount.

Cash, cash equivalents, and marketable securities decreased by $36.2 million from March 31, 2011 to December 31, 2011. While cash and cash equivalents increased by $35.6 million, short and long-term marketable securities decreased in total by $71.8 million. The decrease was the result of the $17.0 million acquisition of Psytechnics, the $20.2 million acquisition of Reply, the $10.1 million acquisition of Simena, $16.2 million related to the repurchase of common stock on the open market, $89.4 million in purchases of marketable securities and the $68.1 million repayment of long-term debt. These were offset by $161.4 million in proceeds for the maturity of marketable securities, $60.7 million in proceeds from the issuance of long-term debt and $43.9 million in cash provided by operations

Our long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through December 31, 2011, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify $17.1 million as long-term on our consolidated balance sheet. As of December 31, 2011, our auction rate securities consisted of three positions issued by municipal agencies with a total par value of $19.3 million and a current estimated market value totaling $17.1 million. The auction rate securities held by NetScout at December 31, 2011 have maturity dates ranging from December 2032 through June 2038. As of December 31, 2011, these securities were all AAA rated. These securities are collateralized by student loans with underlying support by the federal government through the FFELP and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions disclosed in the notes to our consolidated financial statements. In addition, during the quarter ended December 31, 2011, a total of $250 thousand of auction rate securities were redeemed at par value, providing liquidity for a portion of these securities. During the nine months ended December 31, 2011, redemptions by the issuers for certain of the Company’s auction rate securities totaling $4.5 million were settled at par. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

	Nine Months Ended December 31, (Dollars in Thousands)
	2011	2010
Net cash provided by operating activities	$43,883	$44,708
Net cash provided by investing activities	$17,423	$15,386
Net cash used in financing activities	$(25,702)	$(1,934)

Net cash provided by operating activities

Net cash provided by operating activities amounted to $43.9 million and $44.7 million during the nine months ended December 31, 2011 and 2010, respectively. The primary sources of operating cash flow in the nine months ended December 31, 2011 included net income of $19.5 million, adjusted to exclude the effects of non-cash items of $22.1 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and loss on disposal of fixed assets, a $16.2 million decrease in accounts receivable resulting from decreased billings in the most recent quarter, offset by a $6.8 million decrease in deferred revenue, a $2.8 million decrease in accounts payable, a $2.3 million decrease in inventories and a $1.4 million decrease in accrued compensation and other expenses.

Net cash provided by investing activities

Net cash provided by investing activities was $17.4 million for the nine months ended December 31, 2011. The source of investing cash flow in the nine months ended December 31, 2011 was from the $161.4 million maturity of marketable securities due to cash management activities. This was offset by the purchase of marketable securities of $89.4 million, the acquisition of Psytechnics for $16.9 million, the acquisition of Replay for $19.7 million, the acquisition of Simena for $10.1 million, net of cash acquired in such transactions, and the purchase of fixed assets to support our infrastructure of $7.9 million.

Net cash used in financing activities

Net cash used in financing activities was $25.7 million for the nine months ended December 31, 2011. The primary outflow was due to the repayment of long term debt of $68.1 million with KeyBank, $17.9 million for the repurchase of common stock on the open market and $612 thousand related to the excess tax benefit from stock options exercised. These outflows were offset by proceeds received from the issuance of long term debt totaling $60.7 in connection with the refinancing of the previous credit facility, net of issuance costs, and proceeds from the exercise of stock options in the amount of $264 thousand.

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

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies such as our acquisition of Psytechnics on April 1, 2011, Replay on October 3, 2011 and Simena on November 21, 2011. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-11: Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (the fourth quarter of fiscal year 2013 for NetScout). The adoption of ASU 2011-11 impact financial statement presentation only; accordingly, it will have no impact on our financial condition, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08: Testing for Goodwill Impairment (ASU 2011-08). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the NetScout); however, early adoption is permitted. We are currently evaluating the impact of this guidance, if any, on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for fiscal years beginning after December 15, 2011 (fiscal year 2013 for NetScout); however, early adoption is permitted. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 impact financial statement presentation only; accordingly, they will have no impact on our financial condition, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We are currently evaluating the impact of this guidance, if any, on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our long-term marketable securities, which consist primarily of auction rate securities, are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at December 31, 2011 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

At December 31, 2011 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan. As of December 31, 2011, we owed $62.0 million on this loan with an interest rate of 1.563% effective December 20, 2011 through January 20, 2011. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2011. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $97 thousand as of December 31, 2011. When a sensitivity analysis was performed at March 31, 2011, the resulting annual increase or decrease to interest expense was $156 thousand.

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

As of December 31, 2011, we had foreign currency forward contracts with notional amounts totaling $8.5 million. The valuation of outstanding foreign currency forward contracts at December 31, 2011 resulted in a liability balance of $540 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $8 thousand reflecting favorable rates in comparison to current market rates. As of March 31, 2011, we had foreign currency forward contracts with notional amounts totaling $10.9 million. The valuation of outstanding foreign currency forward contracts at March 31, 2011 resulted in a liability balance of $92 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $158 thousand reflecting favorable rates in comparison to current market rates.

Item 4. Controls and Procedures

As of December 31, 2011, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended December 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (Dollars in millions, except per share data:)

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2011 thru 10/31/2011	6,222	$13.69	0	2,243,206
11/1/2011 thru 11/30/2011	1,873	16.43	0	2,243,206
12/1/2011 thru 12/31/2011	1,627	17.27	0	2,243,206

Total	9,722	$14.99	0	2,243,206

(1)	We purchased an aggregate of 9,722 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

Item 6. Exhibits

(a)	Exhibits

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 3, 2012	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 3, 2012	/s/ Jean Bua
Jean Bua
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

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