Form 10-K
period 2012-03-31
NETSCOUT SYSTEMS INC
filed 2012-05-25
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2011 (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $435,580,350. As of May 18, 2012, there were 41,828,456 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Proxy Statement for the fiscal year 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

PART I

Item 1. Business

Corporate Background

NetScout Systems, Inc., or we, or NetScout, provides the equipment that allows our customers to ensure that applications are running smoothly across their networks. NetScout designs, develops, manufactures, markets, licenses, sells and supports market leading application and network performance management and service assurance solutions focused on assuring service delivery quality, performance and availability for some of the world’s largest, most demanding and complex internet protocol (IP) based service delivery environments. We manufacture and market these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.

We conduct our business globally and our sales force is managed in four main geographic teams: United States, Europe, Asia and the rest of the world.

We are a Delaware corporation founded in 1984 and our principal executive offices are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978) 614-4000. NetScout’s internet address is http://www.netscout.com. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K. NetScout makes available, free of charge, on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exhange Act), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

General

With a sustained history of 28 years of technology innovation, NetScout continues to lead the market and is changing how organizations manage and optimize the delivery of business applications and services and assure user experience across global IP networks. NetScout has continually advanced its product portfolio to meet the needs of organizations to provide solutions to manage dynamic network and application environments and to improve user experience by assuring service availability, quality and reliability. Our solution is a highly scalable and flexible real-time service delivery management platform that supports a wide-range of enterprise information technology (IT) operations and management organizations including network operations, application managers, network operations centers, network engineering, security operations and service delivery teams. In addition, within the service provider segment, our solutions are deployed to a broad range of operational users including the network operations, network engineering, service operations, application groups, customer care, marketing, chief technology officers and advance engineering groups.

During fiscal year 2012, we completed three acquisitions, bringing unique technology, products and new capabilities to our solution set in support of our unique Unified Service Delivery Management (USDM) strategy, thereby further enhancing the value of our solution to new and existing customers and increasing our market differentiation. In April 2011 we completed the acquisition of Psytechnics, Ltd (Psytechnics) who was a pioneer and recognized innovator in IP Voice, Video and Telepresence unified communications services performance management. In October 2011, we completed the acquisition of Fox Replay BV (Replay), a leading provider of user session reconstruction and replay technology that enables organizations to perform forensic analysis of end-user actions in support of cyber intelligence activities. In November 2011, we acquired Simena, LLC (Simena), an established provider of high performance, low-latency IP packet flow-based network monitoring switching technology that enables IT organizations and service providers to aggregate, filter and control network traffic for data, voice, and video monitoring and cyber security deployments. These acquisitions have brought key new technologies and capabilities to our solution offering that greatly enhance our USDM strategy enabling further market differentiation of our solution offerings and will accelerate our customers’ time to value. Each of these acquisitions complement our focused packet-flow strategy and will enable us to continue to build a leading solution set that meets customer requirements in streamlining their network monitoring architecture, enhances the usefulness of our solution in cybersecurity implementations and addresses the growing need to support Unified Communications (UC) services along with business data applications. All three of these acquisitions have been completed and are fully integrated into the organization.

NetScout solutions use advanced packet flow technologies to enable these organizations to gain greater, more granular visibility into the interdependencies of network and application behavior to effectively monitor, analyze and assure the end-to-end performance of data and UC business services. NetScout’s value proposition to our customers is to identify service delivery issues early to enable the identification and prevention of significant service degradations or failures early before large numbers of users are impacted. As a result of our highly scalable and extensible USDM framework, organizations gain superior and sustainable visibility into user experience and the interrelated performance of applications and networks to better understand their service delivery environment. This visibly enables a more proactive management strategy and enhances operational agility enabling the IT operations and management organization to:

•	Optimize service delivery performance and increase efficiency and use of existing infrastructure;

•	Protect the user experience and assure business service continuity;

•	Simplify managing complex service delivery environments and reduce operations and support cost and complexity;

•	To ultimately lower the overall total cost of IT operations;

Industry Background

Large enterprises, public sector agencies, and telecommunication service providers are critically dependent upon their data networks and the Internet to generate and deliver information and business services to their customers, suppliers, investors, employees, and citizens. Simultaneously, these data networks have taken new and strategic roles within these organizations, including carrying voice and video traffic, and serving as the platform for the next generation of massively distributed, virtualized and service-oriented application architectures. Application architectures are changing as well, with an increasing trend towards data center consolidation and private and hybrid cloud service delivery models. Furthermore, rapidly advancing server technology and exploding multimedia applications continue to drive growth in traffic levels which have spawned a new wave of infrastructure upgrades. In parallel, the service provider market continues to undergo fundamental changes with the accelerating transition to IP based services, requiring new network infrastructures and presenting new and daunting challenges for assessing and assuring service quality. The combination of these fundamental trends has created increasing levels of complexity coupled with growing business dependence requiring IT organizations to take a different approach to managing their service delivery networks to assure an always-on, anywhere, and device access to business service delivery.

NetScout is in a unique position, addressing both the enterprise and service provider markets. Building on our common packet-flow technology foundation, we have developed substantial expertise in assuring IP network-based service delivery that has enabled us to develop a highly scalable solution that not only addresses the needs of both the enterprise and the service provider markets, but also allows us to transfer this knowledge and technology development between these customer groups.

We market and distribute our products globally through our own direct sales force and through strategic channel partners that include distributors, value added resellers and systems integrators. We have two primary customer groups which include both the enterprise and service provider markets. For our enterprise markets, we focus on the Global 5000, which includes industries such as financial, healthcare, manufacturing, retail, technology, utilities, education, and the public sector, which includes agencies of federal, state and local governments. In the service provider customer group, we sell focused solutions to mobile operators, wireline operators and cable multi-service operators globally. We had no single customer or channel partner representing more than 10% of revenues in fiscal years 2012, 2011 or 2010.

Enterprise Markets

In today’s dynamic business environment, the IP network is increasingly being viewed as a strategic and critical success factor for many organizations. Consequently, the IT organization is under immense pressure to orchestrate the seamless and reliable delivery of services to meet increasing business and user expectations. IT must provide more services and greater business value with fewer resources and lower operating budgets than ever before. The IT mission is focused on reducing the cost of IT while increasing IT performance, improving operational efficiencies and delivering the highest quality and availability of IT services possible. This, coupled with the ever changing technology landscape and the continued increasing complexity of IT infrastructure, drives the need for a more automated and unified approach to managing service delivery. As a result, IT management must reduce the cost of service delivery, address increasing complexity, scale globally and adapt to emerging technologies such as cloud services, virtualization and unified communication services.

The result is increasingly large, geographically dispersed, and complex networks and infrastructures that are challenging to manage and that make obtaining consistent performance and service levels difficult to assure. Application and network malfunctions, resource contention, and infrastructure and application mis-configurations can all cause service disruptions, lost revenue and customer dissatisfaction. Consequently, the IT operations organization is recognizing the critical importance of identifying and addressing business service performance problems quickly and proactively. The NetScout nGenius® portfolio of products is designed for this rapidly growing market of organizations running complex, widely-distributed networks that provide always-on service delivery environments.

Enterprise Environments

Within the enterprise environment, the value of NetScout’s nGenius® and Sniffer technologies enables IT organizations to protect and improve service delivery quality while evolving their service management model from a reactive approach, that responds to user complaints, to a more proactive model that is able to identify and address business service performance issues before they become serious and impact large numbers of users. Organizations can efficiently assure service delivery consistently from the data center to local users and over the wide area network (WAN) to branch offices, freeing up scarce IT resources to spend time on more strategic initiatives. Some of the current enterprise IT initiatives our solutions support include:

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

•

Unified Communications – We deliver deep applications-level unified visibility into voice, data and video services side-by-side in order to understand the interrelationships of all services that traverse the network infrastructure and assess quality and performance of the delivery of these services. Application-level visibility enables the UC team to assess beyond typical network performance to see into voice or video quality to best assess the true user experience.

•

Branch Office & WAN – We bring extended visibility into the performance of applications and networks at and between locations, including cloud-based services, with a unified view of end-to-end service delivery enabling collaborative problem-solving and uniform planning, enabling IT organizations to reduce the cost of managing their remote sites.

•

Bring Your Own Device and Enterprise Mobility – With the consumerization of IT, the IT operations and management teams are confronted with supporting a wide range of new devices on corporate networks. Although IT loses direct control of the environment, user performance expectations remain consistent with corporate-supplied devices. We provide service assurance across the infrastructure and applications supporting a broad range of service delivery strategies including wireless service delivery to enable intelligent early warning and rapid-response troubleshooting, regardless of the connected devices.

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

•

Structured Approach to Service Assurance & Troubleshooting – Our solution provides real-time enterprise-wide views, backed up by high-definition, actionable information on all network traffic, including individual applications and end-users, for rapid isolation of network issues, quick service restoration, and a minimization of business impact.

Telecommunication Service Provider Markets

Our opportunity in the service provider market stems from the industry’s transformation to next generation all-IP networks driven by migration to third generation and Long-term Evolution (LTE) technologies. The move to IP has touched all sub-segments of the service provider environment. It is recognized that moving to an all-IP environment enables service providers to optimize their operating environment, consolidate and converge multiple networks and gain a high degree of flexibility in service offerings due to the dynamic nature of modern IP technology. Most carriers are moving from legacy circuit switched environments, where each user connection or service uses a dedicated circuit with dedicated bandwidth, to highly dynamic packet switched IP-based environments. The value of IP is that service providers gain a high degree of efficiency and provisioning flexibility for services over shared facilities with security and service quality capabilities coming from the underlying network equipment technology rather than through dedicated connections. As a result, service providers now require a much higher level of understanding of the traffic flows in a true multi-service delivery environment.

Telecommunication Service Provider Environments

As service providers transform their operations using the power of the modern IP network, they are confronted with new challenges in assuring services over an increasingly dynamic operating environment. New multimedia applications, migration from time division multiplexing (TDM) technology, or asynchronous transfer mode (ATM) technology, transport networks to a next generation all-IP network, introduction of Voice over IP (VoIP) along with the transition to IP multimedia sub-systems (IMS) require a new and innovative approach to assuring the delivery of next-generation broadband IP services.

Today’s service providers are focused on creating a compelling set of services, with a high quality user experience, while also keeping an eye on reducing operational complexity and costs. This, coupled with the challenge of IP transformation activities and emerging new technologies LTE, Internet Protocol Television (IP-TV) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Service providers must reduce the cost of service delivery, address increasing complexity, scale globally and adapt to emerging technologies such as cloud services, virtualization and unified communication services while assuring high quality user experiences to retain their revenue base.

•

For Mobile Operators – The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. However, to capitalize fully on the value of IP and the significant market opportunities, mobile operators need detailed IP packet-level insight and core-to-access visibility.

•

For Fixed-line and Cable Operators – The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, new extended WiFi initiatives and carrier Ethernet services presents service providers with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings, simplifying network operations while reducing total cost of operations. To realize these benefits, operators need comprehensive insight into IP services, service usage, service availability, application awareness, traffic load, network availability and network performance.

Products & Technology Overview

nGenius Service Assurance Solution

The nGenuis Service Assurance Solution delivers comprehensive, high definition visibility into end-to-end performance of the network, applications, services and users. Using a family of unified software-based analytics modules and rich packet-flow based metadata, the nGenius Service Assurance Solution delivers unmatched visibility into the end-to-end service delivery environment. By delivering a broad range of intelligent data sources, the nGenius solution provides unified visibility into virtually any place in the network, extending from the datacenter infrastructure and virtualized servers to the network core, edge and branch office, to deliver highly accurate insight into the user’s application performance experience.

The nGenius Service Assurance Solution provides the following capabilities:

•	Service visualization and intelligent early warning;

•	Application and network performance management;

•	Service and policy validation;

•	Service optimization and capacity planning; and

•	Advanced trending and reporting capabilities;

•	Deep forensics and historical analysis.

The nGenius Service Assurance Solution is a fully integrated platform that uses a number of specialized software analytics modules and distributed intelligent data sources consisting of:

•

nGenius Performance Manager – Our core analytics module that analyzes and correlates the meta-data delivered by a comprehensive range of nGenius intelligent data sources (hardware devices and software agents) for integrated application and service performance monitoring, response time analysis, troubleshooting, capacity planning and trending and reporting enabling end-to-end visibility and assurance of service delivery.

•

nGenius Service Delivery Manager – A real-time business service dashboard that provides unified visibility into service delivery in the context of how services are delivered and consumed to produce timely, actionable management insight. Combining real-time and historical views of service domains the dashboard automates the detection of service quality problems and emerging security threats across physical, virtual, and cloud-based services from the application hosting environment, through the network, to the user.

•

nGenius Voice | Video Manager – Is an advanced UC performance management and analysis analytics module enabling IT staff to proactively manage the performance and user experience for a broad range of collaboration-enabling real time communications services, such as telepresence, video, and voice. The solution delivers network performance and granular application-specific metrics for IP-based voice and video session transmission and conversation quality to reveal real-time service performance and the true user experience. As a result, IT organizations can achieve the required actionable visibility into the end-to-end behavior and quality UC applications and services.

•

nGenius Enterprise Intelligence – extends the session-level analysis capabilities of the nGenius Service Assurance Solution to provide granular hop-by-hop views into performance and latency of a users’ application session as complex application traffic crosses multiple data centers and cloud environments to provide a unified perspective of user experience. Leveraging the real-time data mining capabilities of NetScout’s Adaptive Session Intelligence™ (ASI) technology, nGenius Enterprise Intelligence automates, accelerates and simplifies the creation of a true representation of an end-to-end user data or voice session.

•

nGenius Subscriber Intelligence – Designed for mobile operators, nGenius Subscriber Intelligence provides datacenter-to-core-to-access visibility for managing mobile data sessions in general packet radio service (GPRS), in universal mobile telecommunications systems (UMTS), code division multiple access (CDMA) and LTE mobile networks. nGenius Subscriber Intelligence incorporates NetScout’s ASI technology built into our nGenius InfiniStream appliances to provide unmatched, real-time correlation of related user plane and control plane sessions across both the core and access portions of the network.

•

nGenius Trading Intelligence – A high-performance, latency-management solution purpose-built for trading environments that addresses the specialized visibility needs of exchanges and trading market firms. nGenius Trading Intelligence provides real-time visibility into complex trade order execution, market data feed latency and performance for trading environments enabling trade engineers to isolate delays, compare venue execution routes, monitor trade activity, and track client access to better optimize the performance of high-speed trading platforms.

•

Sniffer Analysis Software Suite – The Sniffer Analysis Software Suite provides a direct connection to nGenius InfiniStream appliances for highly optimized forensic analysis and packet data mining to exploit fully the valuable information contained within network packets. The Sniffer Analysis software suite provides a powerful view deep into IP network packets revealing granular information about network and application interactions and response time and latency metrics to speed post event troubleshooting and support a wide-range of cybersecurity incident response and investigation analysis activities.

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

•

Sniffer Portable Analyzer Product Family – is a stand-alone field service analysis module that provides portable network and application analysis capabilities for field troubleshooting activities. Built on widely deployed Sniffer technology, the software-based analysis tool is deployed on individual technician laptops to support segment-specific portable analysis and troubleshooting activities enabling the rapid isolation of issues for wired and wireless networks. The Sniffer Global version of the product is integrated with Cisco’s Mobility Services Engine to enable location-based visibility for wireless end-points.

•

nGenius Intelligent Data Sources – nGenius Intelligent data sources provide the capabilities of gathering and analyzing information rich packet-flow data from across the network to enable the granular analysis and reporting capabilities of the nGenius Solution. nGenius InfiniStream appliances provide hardware-based data capture and metadata creation for the nGenius Solution and support 1 Gigabit and 10 Gigabit network connections and scale from one to 96 terabytes of packet storage capability. The nGenius Virtual Agent enables granular network and application visibility from within virtual server environments and the nGenius Integrated Agent integrates into network equipment, such as the Cisco® Integrated Services Router and Cisco Unified Computing express™ system to enable extended visibility into network and application performance from branch offices. nGenius Collectors support collection of network-based statictics from network equipment supporting standards-based data such as Cisco NetFlow, jFlow and sFlow.

•

Adaptive Session Intelligence™ (ASI) Technology – provides the extensible technology foundation for the nGenius Solution’s rich real-time analytics capabilities. It enables the creation of statistical meta data, session transaction records and adaptive session traces enabling the monitoring of all users, all applications and all services consistently across the network. ASI technology is a critical differentiating technology that enables the performance at scale and real-time flexibility needed to address large and complex service delivery environments

•

nGenius 1500 Series Packet Flow Switch – The nGenius packet flow switch enables powerful aggregation and flexible intelligent filtering capabilities enable the network team to collect traffic from a single monitoring point and deliver this traffic to many devices eliminating the need for redundant tapping points or mirror/SPAN ports. This enables the IT organization to better capture targeted traffic to enable a more flexible and comprehensive approach to important packet-flow data. In addition to consolidating vendor complexity, this enables IT organizations to efficiently consolidate scarce and costly monitoring points and intelligently share valuable traffic flows across multiple management and cybersecurity tools consistently.

Lawful Interception

Sold into very specialized markets addressing the law enforcement community, NetScout’s Replay NetAnalyst product supports lawful interception (LI) activity and interprets intercepted internet data and reconstructs all communications. The sessions can be viewed as easily as the internet itself. Communications are played back in the original order and appearance, guaranteeing the ability to see what the target saw, or hear what the target heard.

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

In our fiscal year 2012, we made a number of major enhancements to our nGenius Service Assurance Solution that includes capabilities to further support mobile networks, with additions of LTE-specific capabilities as well as a broad range of incremental specialized capabilities. Specific new products introduced during our Fiscal Year 2012 include:

•

nGenius Packet Flow Switch – Is the first announced product resulting from NetScout’s acquisition of Simena. Announced February, 2012, the nGenius 1500 series packet flow switch is a high-performance, ultra-low latency network monitoring switch that enables enterprise IT organizations and service providers to cost-effectively aggregate, filter and distribute network traffic to the nGenius Service Assurance Solution and other monitoring, compliance and security tools.

•

nGenius Integrated Agent for Cisco Unified Computing System express™ (UCSe) – further extends NetScout’s monitoring capabilities into second generation Cisco ISR platforms to support the Cisco UCSE operating environment providing valuable insight into service performance, user experience and to identify security threats closer to the point of a user's service consumption for site-to-data center, site-to-cloud and site-to-site service traffic.

•

nGenius Voice | Video Manager – Announced in May 2011, and representing the initial integration of technology from the Psytechnics , nGenius Voice | Video Manager provides comprehensive real-time service management for IP Telepresence, video and voice services with application-specific details of user session transmission and conversation quality to reveal the true user experience.

•

nGenius Enterprise Intelligence – Leveraging NetScout’s Adaptive Session Intelligence Technology and announced May, 2011, nGenius Enterprise Intelligence closes the gap between network and application performance analysis enabling the comprehensive end-to-end visualization of user sessions to reveal the interdependencies that impact service quality and the downstream user experience.

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

•

Hewlett-Packard Company – NetScout is a Platinum Business Partner in Hewlett-Packard’s (HP’s) Enterprise Management Alliance Program, and provides integration between the nGenius Service Assurance Solution with HP Business Technology Optimization Software solutions including HP OpenView Network Node Manager, HP Business Availability Center and HP Operations Manager. Together the integrated solutions provide our joint customers a “single-pane-of-glass” approach to troubleshooting to speed problem identification and resolution and assure users experience. In addition, NetScout has integrated its nGenius Integrated agent into some of the HP Networking chassis switching products to provide visibility into network and application performance at the network edge.

•

IBM Tivoli – NetScout is an International Business Machine (IBM®), PartnerWorld member, and has been awarded “Ready for IBM Tivoli Software” validation status to the nGenius service assurance solution for its integration with IBM Tivoli® NetView®, IBM Tivoli Enterprise Console® and IBM Tivoli Netcool®/OMNIbus. The integration between NetScout and IBM platforms provides our joint customers with expanded reach of IBM’s Event Management Systems by combining integrated fault management and service delivery assurance into a single integrated console view with a seamless troubleshooting workflow.

•

IBM Sametime –Through the nGenius Voice and Video Manager solution, NetScout integrates with IBM Sametime through an integrated client-side plug in that provides quality metrics from desktop Sametime applications to measure and assure quality performance of the IBM Sametime® software helping to assure the delivery of unified, real-time communication and collaboration services – from enterprise instant messaging and online meetings to telephony and video conferencing.

•

VMware vSphere – NetScout is an Elite tier Technology Alliance Partner of VMware. nGenius Virtual Agent from NetScout is a virtualized implementation of the widely deployed nGenius Probe technology optimized for VMware that restores lost visibility to virtual environments. It seamlessly extends high-performance packet-flow analysis capabilities deeper into the data center and private clouds – enabling IT organizations to achieve true end-to-end visibility of application traffic within and between virtual servers.

Strategy

Enhancing shareholder value through sustained growth and increased profitability based on our continued market leadership is our primary objective. We continue to see a strong level of interest by the market for our products and technology as both enterprise and service provider customers struggle to keep up with the increasing complexity and volume of service traffic over IP networks. Both of these customer groups are looking for unified approaches that can scale to manage and assure the delivery of critical services over highly distributed IP networks. We intend to capitalize on this growing market demand regarding user experience in managing service delivery. We will pursue growth by increasing our ongoing business with our established customers, expanding our worldwide coverage and presence to add new customers, growing and establishing new relationships with technology alliance partners and driving greater value through strategic resellers and go to market partners. Key elements of our strategy include:

•

Drive technology innovation to extend our market leadership – We are increasing our investment in research and development to expand and enhance our unified service delivery management capabilities that capitalize on our extensive experience with global enterprise and service provider organizations with very large, high-capacity IP-based networks. We intend to take advantage of our unique position in both the enterprise and service provider markets to cross-leverage our technology development for both markets to enable greater capabilities for our current and new customers. We will continue to enhance and extend our product line to meet the increasing challenges of managing a diverse range of services over an increasingly global network environment.

•

Continued portfolio enhancements – We plan to continue to enhance our products and solutions to address the management challenges associated with virtualization, cloud computing, service-oriented architectures, VoIP, video, and Telepresence technologies. In addition, we will continue to drive our solutions to help IT organizations address the challenges of complex service delivery, datacenter consolidation, branch office consolidation and optimization, increasing mobility and the move to a more process-oriented operating environment.

•

Enabling pervasive visibility – We intend to continue to expand our intelligent data source family to enable our customers to achieve more visibility in more places across their end-to-end network environment. We are expanding our nGenius InfiniStream appliance family to enable greater levels of storage and processing capacity and to expand our software-based nGenius Virtual Agent and nGenius Integrated Agent technology to enable wider deployment of our technology within virtual computing environments, network devices and computing platforms. We intend to continue to greatly enhance our ability to scale and to generate real-time meta data to meet the need for addressing a rapidly growing level of data traffic and an increasingly complex application environment. This includes extending and strengthening our market and technology lead by supporting new and innovative ways to address the ongoing technology challenges associated with the increasing volume of data traffic and enable scalable support for 40 Gigabit, 100 Gigabit topologies and increasing global deployments of IPv6.

•

Expand our customer base in both enterprise and service provider markets – It is our intention to substantially grow our presence in both the enterprise and service provider markets. In the enterprise market, we are growing our installed base footprint to include a broader number of top-tier enterprise customers as well as extending to reach the mid-market enterprise customers. We intend to increase the use of our products across the IT organization to include new operational groups by expanding their capabilities and value. In the service provider market, we are expanding our presence through new service provider customer acquisitions as well as expanding our footprint further out into the radio access network, deeper into the core and into new datacenter expansions as cloud-based service offerings become increasingly strategic to service providers.

•

Increase market relevance and awareness – To generate increased demand for our products we will continue to promote and position our technology, products and solutions to both the enterprise and service provider market and drive our vision and strategy of unified service delivery management. In addition, we will continue to drive industry initiatives around managing service delivery.

•

Scale and grow our direct sales force – Our direct sales force was structured to specifically and effectively target the enterprise and service provider markets. Each of these markets has different technology issues, challenges and sales cycles. Consequently, NetScout is very well positioned with a well aligned field organization that will enable us to better meet the needs of these two diverse markets.

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

Our sales force is organized into four main geographic teams covering sales around the globe: United States, Europe, Asia and the rest of the world. Revenue from sales outside the United States represented 25%, 27% and 27% of our total revenue in the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

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

Customers

We sell our products to enterprises and service providers and other organizations with large- and medium-sized high-speed IP computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, public sector, manufacturing, healthcare, utilities, education and retail. In the telecommunications service provider customer group we address mobile operators, wireline operators and cable operators. A significant number of our service provider customers are mobile operators.

Backlog

We configure our products to customer specifications and generally deliver the final products to the customer within a relatively short time after receipt of the purchase order. These orders also often include service engagements and technical support coverage. Customers may reschedule or cancel orders prior to shipment with little or no penalty.

Our combined product backlog at March 31, 2012, consisting of unshipped orders and deferred product revenue, was $13.0 million compared to an immaterial amount at March 31, 2011. Due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

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

Total revenue from indirect channels represented 54%, 59% and 61% of our total revenue for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

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

In the enterprise market, our larger competitors include companies such as Computer Associates and OPNET Technologies, Inc. along with a number of smaller private companies and new market entrants. In addition, we both compete with and partner with large enterprise management vendors, such as IBM, HP, and EMC, who currently offer generalized performance management solutions but could provide enhanced solutions in the future. In the service provider market our primary large competitors include Tektronix, a division of Danaher, and JDSU, who provide operational management systems based primarily on monitoring legacy signaling data, along with a number of smaller private companies and new market entrants. Competitive factors in our industry are further described in Item 1A “Risk Factors.”

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

NetScout uses contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect its intellectual property portfolio and rights from infringement. From a contractual perspective, NetScout uses license agreements and non-disclosure agreements to control the use of our intellectual property and protect NetScout trade secrets from unauthorized use and disclosure. In addition to license agreements, NetScout relies on U.S. and international copyright law to protect against unauthorized copying of software programs, in the U.S. and abroad. NetScout has obtained U.S. and foreign trademark registrations to preserve and protect certain trademarks and trade names. NetScout has also filed and obtained U.S. patents and international counterparts to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all of our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A “Risk Factors.”

Employees

As of March 31, 2012, we had a total of 887 employees, 586 of whom were employed in the United States, in the following departments:

Function	Number of employees
Sales and marketing	312
Research and development	301
Support services	136
General and administrative	113
Manufacturing	25

887

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

The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for service delivery service assurance solutions focused on the performance monitoring and management of applications and networks. We derive all of our revenue from the sale of products and services that are designed to allow our customers to assure the delivery of services through the management of the performance of applications across IP networks. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated application management solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

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

Our success depends, in part, on our ability to manage and leverage our distribution channels. Sales to our distribution channels, which include resellers, original equipment manufacturers, distributors, systems integrators and service providers, accounted for 54%, 59%, and 61% of our total revenue for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

Our success depends, in part, on our ability to expand and manage our international operations. Sales to customers outside the United States accounted for 25%, 27%, and 27% of our total revenue for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

If we violate the Foreign Corrupt Practices Act our business could be harmed. We earn a significant portion of our total revenues from international sales. As a result, we are subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the U.S. could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

Uncertain conditions in the global economy and constraints in the global credit market may adversely affect our revenue and results of operations. Disruptions in the global economy and constraints in the global credit market may cause some of our customers to reduce, delay, or cancel spending on capital and technology projects, resulting in reduced spending with us. While some industry sectors such as government and telecommunications may be less susceptible to the effects of an economic slowdown, our enterprise customers may be adversely affected, especially in financial services and consumer industries. Continued volatility in, or disruption of European financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our results of operations. Further, competitors may respond to economic conditions by lowering their prices, which could put pressure on our pricing. We could also experience lower than anticipated order levels, cancellations of orders in backlog, defaults on outstanding accounts receivable and extended payment or delivery terms.

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

We have a significant amount of debt. If we fail to maintain sufficient cash as our debt becomes due or are unable to renew our revolving credit facility prior to its expiration, this may adversely affect our business, financial condition, and operating results. At March 31, 2012, we had outstanding debt of $62.0 million under our $250 million revolving credit facility. The credit facility matures in November 2016. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our revolving credit facility will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew our revolving credit facility prior to its expiration could adversely affect our business, financial condition, operating results and cash flows.

A portion of our marketable securities is invested in auction rate securities. At March 31, 2012 we had $1.5 million of our long-term marketable securities portfolio invested in auction rate securities. These securities are AAA rated and collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program (FFELP) and by monoline insurance companies. Beginning in February 2008 and continuing through March 31, 2012, the majority of auction rate securities in the marketplace, including all of the auction rate securities that we hold in our portfolio, experienced failed auctions. As a result, we will not be able to liquidate these holdings until a future auction is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process which may require us to take a significant discount from the face value of the securities, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should we determine that the decline in value of these auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. Because these securities are currently illiquid, we are unable to access this cash in the short term. If this illiquidity in the auction rate security market continues we may not be able to use these funds, if needed, to make debt payments, and should we need to access these assets for operations, this could have a negative effect on our business, financial condition and operating results of our company.

The price of our common stock may decrease due to market volatility. The market price of our common stock has been volatile and may continue to fluctuate in response to a number of factors, some of which are beyond our control. Trading activity of our stock has historically been relatively thin, in part as a result of officers and directors and institutional shareholders holding a significant percentage of our stock. In addition, the market prices of securities of technology companies have been volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

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

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings;

•	Changes in accounting and tax treatment of share-based compensation;

•	The valuation of generated and acquired deferred tax assets and the related valuation allowance on these assets;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	Tax assessments or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place.

An adverse change in our effective tax rate could have a material and adverse effect on our financial condition and results of operations.

Our estimates and judgments related to critical accounting policies could be inaccurate. We consider accounting policies related to marketable securities, revenue recognition, valuation of goodwill and acquired intangible assets and share-based compensation to be critical in fully understanding and evaluating our financial results. Management makes accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inaccurate.

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

Necessary licenses for third-party technology may not be available to us or may be very expensive. We currently and will in the future license technology from third parties that we use to produce or embed in our products. While we have generally been able to license required third-party technology to date, future required third-party licenses may not be available to us on commercially reasonable terms or at all. Third parties who hold exclusive rights to technology that we seek to license may include our competitors. If we are unable to obtain any necessary third-party licenses, we would be required to redesign or product or obtain substitute technology, which may perform less well, be of lower quality or be more costly.

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

Uncertainties of regulation of the Internet and data traveling over the Internet could have a material and adverse impact on our financial condition and results of operations. Currently, few laws or regulations apply directly to access to or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as net neutrality. Further, governments may regulate or restrict the sales, licensing, distribution, and export or import of certain technologies to certain countries. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations. In addition, the enactment of new federal, state, or foreign data privacy laws and regulations could cause customers not to be able to take advantage of all the features or capabilities of our products which in turn could reduce demand for certain of our products.

A security breach or cyber attack of our networks could interrupt our operations or harm our reputation. Although we believe we have sufficient controls and security measures in place to prevent such attacks, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or similar problems. If we were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including but not limited to, expenses attributable to rectifying the security breach or cyber attack including the cost of repairing any damage to our systems, liability for stolen assets or information, lost revenue and income resulting from any system downtime, increased costs for cyber security protection, and damage to our reputation causing customers and possibly investors to lose confidence in us. Similarly, an actual or perceived breach of our customers’ network security allowing access to our customers’ data centers or other parts of their IT environments, regardless of whether the breach is attributable to our products, may cause contractual disputes and could require significant expenditures of our capital and diversion of our resources from development efforts.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in September 2023, and we have an option to extend the lease for two additional five-year terms. We lease office space in twenty eight international cities throughout the world for our sales and support personnel, as well as 72,742 square feet of space in San Jose, California. We lease 34,021 square feet of office space for our engineering and support personnel in India. We believe that our existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and that the amounts involved are not believed at this time to be material. It is possible that the U.S. Department of Justice and/or the California State Attorney General may conduct an investigation into the matter. NetScout is cooperating fully and intends to provide any requested information if asked. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout. We determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of March 31, 2012.

Item 4. Mine Safety Disclosures

None.

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

Quarter Ended	High	Low
Fiscal Year 2011
June 30, 2010	$16.14	$12.25
September 30, 2010	$21.00	$13.50
December 31, 2010	$24.60	$20.50
March 31, 2011	$27.72	$21.59
Fiscal Year 2012
June 30, 2011	$27.83	$19.12
September 30, 2011	$21.25	$11.34
December 31, 2011	$18.63	$10.68
March 31, 2012	$22.49	$15.72

Stockholders

As of May 18, 2012, we had 96 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 6,900.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.

The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five year period from March 31, 2007 through March 31, 2012, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2007 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc., a source believed to be reliable, but NetScout is not responsible for any errors or omissions in such information.

	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
NetScout Systems, Inc.	$100.00	$102.76	$79.12	$163.43	$301.88	$224.74
NASDAQ Composite – Total Returns	$100.00	$94.88	$64.29	$101.80	$119.30	$134.05
NASDAQ Computer and Data Processing	$100.00	$98.51	$72.78	$115.61	$134.73	$145.52

Dividend Policy

In fiscal years 2012 and 2011, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases we made during the quarter ended March 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (Dollars in millions, except per share data:)

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2012 thru 1/31/2012	5,700	$17.92	0	2,243,206
2/1/2012 thru 2/29/2012	121,374	20.94	0	2,243,206
3/1/2012 thru 3/31/2012	765	20.98	0	2,243,206

Total	127,839	$20.77	0	2,243,206

(1)	We purchased an aggregate of 127,839 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

During the fourth quarter of fiscal year 2012, we did not repurchase any shares of our outstanding common stock pursuant to our open market stock repurchase program further described in Note 13 to the attached consolidated financial statements.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of March 31, 2012 and 2011 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2009 and 2008 and the consolidated balance sheet data as of March 31, 2010, 2009 and 2008 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
	2012(1)	2011	2010	2009	2008(2)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$168,141	$159,948	$142,113	$154,161	$106,182
Service	140,538	130,592	118,229	113,443	62,774

Total revenue	308,679	290,540	260,342	267,604	168,956

Cost of revenue:
Product	39,271	38,175	35,564	43,315	33,965
Service	26,401	23,186	20,500	20,824	13,721

Total cost of revenue	65,672	61,361	56,064	64,139	47,686

Gross profit	243,007	229,179	204,278	203,465	121,270

Operating expenses:
Research and development	49,478	40,628	36,650	40,189	30,000
Sales and marketing	109,624	105,271	99,059	98,818	69,652
General and administrative	27,488	23,308	20,609	26,118	26,149
Amortization of acquired intangible assets	2,131	1,907	2,057	1,962	811
Restructuring charges	603	—	—	—	—

Total operating expenses	189,324	171,114	158,375	167,087	126,612

Income (loss) from operations	53,683	58,065	45,903	36,378	(5,342)
Interest and other expense, net	(2,765)	(1,772)	(2,832)	(5,337)	(1,207)

Income (loss) before income tax expenses (benefit)	50,918	56,293	43,071	31,041	(6,549)
Income tax expense (benefit)	18,490	19,028	15,154	10,993	(4,461)

Net income (loss)	$32,428	$37,265	$27,917	$20,048	($2,088)

Basic net income (loss) per share	$0.77	$0.89	$0.69	$0.51	($0.06)
Diluted net income (loss) per share	$0.76	$0.87	$0.67	$0.49	($0.06)
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	42,035	42,059	40,691	39,351	34,913
Net income (loss) per share—diluted	42,750	42,973	41,915	40,925	34,913

(1)	During the year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Replay and Simena for approximately $47.3 million.
(2)	On November 1, 2007, NetScout completed its acquisition of Network General Central Corporation (Network General) for aggregate consideration of approximately $212 million.

	March 31,
	2012(1)	2011	2010	2009	2008(2)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$213,516	$228,478	$170,551	$135,912	$100,931
Working capital	$155,596	$147,136	$91,174	$51,720	$13,754
Total assets	$567,757	$527,570	$482,601	$436,734	$420,937
Debt	$62,000	$68,106	$79,356	$92,500	$98,750
Total stockholders’ equity	$342,369	$319,559	$266,843	$225,731	$197,333

(1)	During the year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Replay and Simena for approximately $47.3 million, including $616 thousand in cash.
(2)	On November 1, 2007, NetScout completed its acquisition of Network General for aggregate consideration of approximately $212 million, including $53 million in cash.

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

On October 3, 2011, we completed the acquisition of Fox Replay BV (Replay), a leading provider of user session reconstruction and replay technology that enables organizations to perform forensic analysis of end-user actions in support of cyberintelligence activities, information assurance, lawful intercept and general security practices. Replay adds critical technology and expertise that we expect will provide an important element of our unified service delivery management product strategy to address growing cybersecurity concerns in our target markets. NetScout paid $20.2 million for the acquisition of Replay.

On November 18, 2011, we completed the acquisition of Simena, LLC (Simena), an established provider of high performance, low-latency IP packet flow-based network monitoring switching technology that enables IT organizations and service providers to aggregate, filter and control network traffic for data, voice, and video monitoring and cybersecurity deployments. We expect that Simena’s technology will further strengthen NetScout’s unified service delivery management strategy by extending visibility capabilities. The technology should enable fine-grained packet-flow control for monitoring environments to better leverage critical network monitoring points. NetScout paid $10.1 million in cash for the acquisition of Simena and an estimated fair value at the time of acquisition for additional contingent consideration of $8.0 million to be paid in the future. At March 31, 2012, the fair value of the contingent consideration was $8.2 million.

The three acquisitions described above have brought key new technologies and capabilities to our solution offering that greatly enhance our Unified Service Delivery Management (USDM) strategy, enabling further market differentiation of our solution offerings and will accelerate our customers’ time to value. Each of these acquisitions complement our focused packet-flow strategy and will enable us to continue to build a leading solution set that meets customer requirements in streamlining their network monitoring architecture, enhances the usefulness of our solution in cybersecurity implementations and addresses the growing need to support Unified Communications (UC) services along with business data applications. All three of these acquisitions have been completed and are fully integrated into the organization.

We made significant enhancements to our service provider solution during our fiscal year ended March 31, 2012 and won new business as a result. Our patent-pending Adaptive Session Intelligence (ASI) technology is giving us an edge over competition providing superior real-time analytics, scalability and price performance. The large service provider carriers and an increasing number of mid-size carriers are directing their capital spending dollars toward our solution because we help them better manage their overall capital spending and deal with the ongoing hyper-growth of data traffic. We expect to continue to gain market share in IP-based service assurance for wireless carriers globally.

We also made major enhancements to our USDM platform, prompting our service provider customers to expand their USDM deployments, moving beyond post-event session trace, subscriber-by-subscriber measurements to real-time, tops down user experience by region, mobile device type and service.

In addition to wireless carriers, cable companies have become a significant component of our telecommunications sales. As with wireless carriers, our products are now being selected to provide service assurance for cable providers’ customer facing networks as they continue to move to IP based service delivery.

In enterprise sales worldwide, we saw year-over-year growth which has been supported by our USDM capabilities. This past year we released new functionality for Unified Communications, Application Performance Management and, with the addition of our Packet Flow Switch products, we are enabling our customers to leverage their existing investment in our products into new functional areas.

In Unified Communications, we integrated the technology we acquired from Psytechnics with our Infinistream data collectors into a product called nGenius Voice | Video Manager, a performance analysis module for managing the user experience for Unified Communications services, such as telepresence, video, and voice.

With the Replay acquisition we have added the nGenius Forensic Intelligence analysis module to our USDM portfolio. This module further strengthens NetScout’s USDM strategy by adding cybersecurity network forensic analysis capabilities to the nGenius Service Assurance Solution.

Results Overview

We saw continued growth during the fiscal year ended March 31, 2012, with product revenue growth of 5% and overall revenue growth of 6% compared to the prior fiscal year.

Bookings increased by 17% during the fiscal year ended March 31, 2012 when compared to the prior fiscal year. Our total bookings for the service provider sector increased by 31% during the fiscal year ended March 31, 2012 as a result of our investment and expansion in that sector on a global basis, as well as Long-term Evolution (LTE) deployments from the major global carriers. Our total bookings for the financial sector grew 15% when compared to the prior fiscal year despite a weakness in this sector within the European region.

We ended fiscal year 2012 with $13.0 million of product backlog, compared to an immaterial amount as of the end of fiscal year 2011.

At March 31, 2012, we had cash, cash equivalents and marketable securities of $213.5 million. This represents a decrease of $15.0 million over the previous fiscal year ended March 31, 2011. During the fiscal year ended March 31, 2012, we maintained our liquidity despite acquisitions of product technology as well as cash outflows as a result of our share repurchase program.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have included non-GAAP revenue, income from operations, net income and net income per diluted share, which were adjusted from amounts determined based on GAAP to exclude the effect of purchase accounting adjustments to acquired deferred revenue resulting from our acquisitions, to eliminate the revenue impact of adopted accounting guidance, to remove: share-based compensation expenses, certain business development and integration expenses, compensation for post combination services resulting from our acquisitions, the amortization of acquired intangible assets, restructuring charges and loss on early extinguishment of debt, net of related income tax effects.

Management regularly uses supplemental non-GAAP financial measures internally to understand, manage and evaluate its business and to make operating decisions. These non-GAAP measures are among the primary factors that management uses in planning and forecasting future periods. Management believes these non-GAAP financial measures enhance the reader’s overall understanding of NetScout’s current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how NetScout plans and measures its business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and against prior periods by enabling investors to consider our operating results on both a GAAP and non-GAAP basis.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the years ended March 31, 2012, 2011 and 2010 (in thousands):

	Year Ended March 31,
	2012	2011	2010
GAAP revenue	$308,679	$290,540	$260,342
Revenue impact of accounting change	—	(929)	—
Deferred revenue fair value adjustment	312	132	1,317

Non-GAAP revenue	$308,991	$289,743	$261,659

GAAP net income	$32,428	$37,265	$27,917
Revenue adjustments	312	(797)	1,317
Share-based compensation expense	8,702	6,439	5,456
Amortization of acquired intangible assets	6,782	5,887	6,037
Business development and integration expense	4,715	755	—
Compensation for post combination services	438	—	—
Restructuring charges	603	—	—
Loss on extinguishment of debt	690	—	—
Income tax adjustments	(7,700)	(4,668)	(4,868)

Non-GAAP net income	$46,970	$44,881	$35,859

GAAP diluted net income per share	$0.76	$0.87	$0.67
Share impact of non-GAAP adjustments identified above	0.34	0.17	0.19

Non-GAAP diluted net income per share	$1.10	$1.04	$0.86

Critical Accounting Policies

We consider accounting policies related to marketable securities, revenue recognition, valuation of goodwill and acquired intangible assets and share based compensation to be critical in fully understanding and evaluating our financial results. The application of these policies involves significant judgments and estimates by us.

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

Long-term marketable securities consist of auction rate securities, U.S. Treasury bills, corporate bonds and certificates of deposit. The auction rate securities we hold are all collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program (FFELP) and by monoline insurance companies. Auction rate securities typically were stated at par value prior to February 2008 due to liquidity provided through the auction process. While we continue to earn interest on auction rate securities, the failure of these auctions has created illiquidity. As a result, par value no longer approximates the estimated fair value of auction rate securities. A discounted cash flow model was used to determine the estimated fair value of our investments in auction rate securities as of March 31, 2012 and 2011. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, a liquidity risk premium and expected holding periods of the investments. Based on this assessment of fair value, as of March 31, 2012 we have recorded a cumulative decline in the fair value of auction rate securities of $190 thousand ($117 thousand net of tax) which was deemed temporary. Assumptions used to value these securities and in determining the temporary nature of this impairment require significant judgment by management. Changes in the assumptions could result in materially different estimates of fair values and the failure of these securities to return to par value or a decision by management to sell these securities at a loss could have a material adverse impact on earnings.

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

(ii)	require an entity to allocate arrangement consideration using its best estimate selling price of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price; and

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified after April 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations for the fiscal year ended March 31, 2011. The following reflects our policy for revenue recognition.

Product revenue consists of sales of our hardware products (which include required embedded software that works together with the hardware to deliver the hardware’s essential functionality), licensing of our software products, and sale of hardware bundled with a software license. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because many of our solutions are comprised of both hardware and more than incidental software components, we recognize revenue in accordance with authoritative guidance on both hardware and software revenue recognition.

Service revenue consists primarily of fees from customer support agreements, consulting and training. We generally provide software and hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration, typically for 12-month periods. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Revenue from customer support agreements is recognized ratably over the support period. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized as the related training services are provided.

Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.

Multi-element arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, we allocate the total arrangement consideration to the multiple elements based on each element’s selling price compared to the total relative selling price of all the elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when VSOE or TPE does not exist. We have established BESP for product elements as the average selling price the element was sold for over the past six quarters, whether sold alone or sold as part of a multiple element transaction. Our internal list price for products, reviewed quarterly by senior management, with consideration in regards to changing factors in our technology and in the marketplace, is generated to target the desired gross margin from sales of product after analyzing historical discounting trends. We review sales of the product elements on a quarterly basis and update, when appropriate, BESP for such elements to ensure that it reflects recent pricing experience. We have established VSOE for services related undelivered elements.

For multi-element arrangements comprised only of software products and related services, we allocate a portion of the total arrangement consideration to the undelivered elements, primarily support agreements and training, using VSOE of fair value for the undelivered elements. The remaining portion of the total arrangement consideration is allocated to the delivered software, referred to as the residual method. VSOE of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. We review the separate sales of the undelivered elements on a quarterly basis and update, when appropriate, its VSOE of fair value for such elements to ensure that it reflects recent pricing experience. If we cannot objectively determine the VSOE of the fair value of any undelivered software element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

For multi-element arrangements comprised of a combination of hardware and software elements, the total arrangement consideration is bifurcated between the hardware and hardware related deliverables and the software and software related deliverables based on the relative selling prices of all deliverables as a group. Then, arrangement consideration for the hardware and hardware-related services is recognized upon delivery or as the related services are provided outlined above and revenue for the software and software-related services is allocated following the residual method and recognized based upon delivery or as the related services are provided.

Our product is distributed through our direct sales force and indirect distribution channels through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-in basis; that is, when we deliver the product to the reseller. We record consideration given to a reseller as a reduction of revenue to the extent we have recorded revenue from the reseller. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. In addition, we have history of successfully collecting receivables from the resellers. As a result, we do not maintain reserves for reseller product returns.

Valuation of Goodwill and Intangible Assets

The carrying value of goodwill was $170.4 million and $128.2 million as of March 31, 2012 and 2011, respectively. Goodwill is reviewed for impairment at the enterprise-level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. During the fiscal year ended March 31, 2012, we adopted authoritative guidance that allows us to utilize a qualitative approach to test goodwill for impairment. This authoritative guidance permits us to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than its carrying value. Because NetScout, and its one reporting unit, did not experience any significant adverse changes in its business or reporting structures, we performed the qualitative Step 0 assessment. In performing the qualitative Step 0 assessment, we considered certain events and circumstances specific to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No indicators of impairment were noted as of January 31, 2012. Additionally, the market capitalization of NetScout as a whole significantly exceeded its carrying value.

The carrying value of intangible assets was $54.7 million and $47.7 million as of March 31, 2012 and 2011, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. We amortize intangible assets over their estimated useful lives, except for the acquired tradename which resulted from the Network General acquisition, which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. NetScout completed its annual impairment test of the indefinite lived intangible as of January 31, 2012. As part of the impairment test, the fair value of the asset was compared to its book value, $18.6 million. The indefinite lived intangible asset fair value was estimated using the discounted cash flow method and included assumptions on revenue forecasts earned using the tradename, royalty rate and weighted average cost of capital rate. These estimates were based on historical performance and projections of future revenue and inputs used in current valuations performed for acquisitions made in fiscal year 2012. The resulting fair value of the indefinite lived intangible asset was greater than its carrying value. We have performed a sensitivity analysis and varied each one of the estimated inputs into the impairment test and noted a change in any of the inputs by 20% would not result in the carrying value exceeding the fair value and therefore would not require an impairment charge to be recognized.

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

Results of Operations

Comparison of Years Ended March 31, 2012 and 2011

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during fiscal years ended March 31, 2012 and 2011.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$168,141	54%	$159,948	55%	$8,193	5%
Service	140,538	46	130,592	45	9,946	8%

Total revenue	$308,679	100%	$290,540	100%	$18,139	6%

Product. The 5%, or $8.2 million, increase in product revenue was due to a $9.1 million increase in revenue from our service provider sector and a $400 thousand increase in revenue from our enterprise sector. These increases were offset by a $1.3 million decrease in our government sector. Compared to the same period in the prior year, we realized an 11% decrease in units shipped, while the average selling price per unit of our products increased approximately 17%. The increase in average selling price per unit is due to a shift in product mix from our lower priced probes and software to our higher priced Infinistream products. Product revenue related to our acquisitions was $4.1 million during the year ended March 31, 2012.

We expect revenue growth to continue to accelerate within the service provider sector as we anticipate further gains due to acceptance of our LTE solution within our large service provider carriers.

Service. The 8%, or $9.9 million, increase in service revenue was due to a $10.6 million increase in revenue from maintenance contracts due to increased new maintenance and renewals from a growing support base and an $834 thousand increase in premium support contracts. This was partially offset by a $675 thousand decrease in consulting revenue and a $937 thousand decrease in training revenue mainly due to the one-time recognition of $1.0 million in training revenue during the quarter ended June 30, 2010 from non-refundable expired contracts. Prior to the quarter ended June 30, 2010, we had not been able to demonstrate that we had fulfilled our obligations under these contracts. However, starting with the quarter ended June 30, 2010, we were able to demonstrate that our obligations had been fulfilled. While we will continue to recognize revenue from non-refundable expired contracts, revenue in future quarters from such expired contracts is not expected to be significant. Service revenue related to our acquisitions was $1.4 million during the year ended March 31, 2012.

Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Indirect	$166,483	54%	$172,010	59%	$(5,527)	(3%)
Direct	142,196	46	118,530	41	23,666	20%

Total revenue	$308,679	100%	$290,540	100%	$18,139	6%

The 3%, or $5.5 million, decrease in indirect channel revenue is the result of the decline in sales to government customers, as well as our European service provider and financial customers. Sales to customers outside the United States are export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 20%, or $23.7 million, increase in direct channel revenue is the result of increased domestic revenue from our service provider and financial customers.

Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
United States	$230,359	75%	$211,711	73%	$18,648	9%

International:
Europe	32,998	10	37,921	13	(4,923)	(13%)
Asia	17,637	6	16,260	6	1,377	8%
Rest of the world	27,685	9	24,648	8	3,037	12%

Subtotal international	78,320	25	78,829	27	(509)	(1%)

Total revenue	$308,679	100%	$290,540	100%	$18,139	6%

United States revenues increased 9%, or $18.6 million, as a result of an increase in our service provider and financial sectors. The 1%, or $509 thousand, decrease in international revenue is due to decline in our financial and service provider sectors in Europe. The decline in sales from Europe reflects the impact of economic conditions in the region. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$39,271	13%	$38,175	13%	$1,096	3%
Service	26,401	8	23,186	8	3,215	14%

Total cost of revenue	$65,672	21%	61,361	21%	4,311	7%

Gross profit:
Product $	$128,870	42%	$121,773	42%	7,097	6%
Product gross profit %	77%		76%		1%
Service $	114,137	37%	107,406	37%	6,731	6%
Service gross profit %	81%		82%		(1%)

Total gross profit $	$243,007		$229,179		$13,828	6%

Total gross profit %	79%		79%		0%

Product. The 3%, or $1.1 million, increase in cost of product revenue was primarily due to the 5%, or $8.2 million increase in product revenue for the fiscal year ended March 31, 2012 when compared to the fiscal year ended March 31, 2011. Amortization of software and core technology included as cost of product revenue increased by $671 thousand for the fiscal year ended March 31, 2012.

The product gross profit percentage increased by one point to 77% during the fiscal year ended March 31, 2012. This increase was primarily due to lower discounting, offset by the increase in amortization of software and core technology. Average headcount in cost of product revenue was 26 and 29 for the years ended March 31, 2012 and 2011, respectively.

Service. The 14%, or $3.2 million, increase in cost of service revenue was primarily due to a $1.9 million increase in employee related expenses resulting from increased headcount to support our growing installed base, a $793 thousand increase in cost of materials used to support customers under service contracts and a $210 thousand increase in allocated overhead costs. The 6%, or $6.7 million, increase in service gross profit corresponds with the 8%, or $9.9 million, increase in service revenue, offset by the 14%, or $3.2 million, increase in cost of services. The service gross profit percentage decreased by one point to 81% for the fiscal year ended March 31, 2012. Average headcount in cost of service revenue was 125 and 115 for the years ended March 31, 2012 and 2011, respectively.

Gross profit. Our gross profit increased 6%, or $13.8 million. This increase is attributable to our increase in revenue of 6%, or $18.1 million, offset by a 7%, or $4.3 million, increase in cost of revenue. The gross margin percentage remained flat at 79% during the fiscal year ended March 31, 2012.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Research and development	$49,478	16%	$40,628	14%	$8,850	22%
Sales and marketing	109,624	35	105,271	36	4,353	4%
General and administrative	27,488	9	23,308	8	4,180	18%
Amortization of acquired intangible assets	2,131	1	1,907	1	224	12%
Restructuring charges	603	—	—	—	603	100%

Total operating expenses	$189,324	61%	$171,114	59%	$18,210	11%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 22%, or $8.9 million, increase in research and development expenses is due to a $4.7 million increase in employee related expenses, due to increased headcount and share-based compensation expenses, a $1.5 million increase in integration costs largely related to the acquisition of Simena, a $987 thousand increase in depreciation, a $438 thousand increase in compensation for post combination services related to the acquisition of Replay, a $404 thousand increase in overhead allocations, a $363 thousand increase in rent and office expense due to the acquisitions of Psytechnics and Replay and a $257 thousand increase in technical supplies. Average headcount in research and development was 291 and 257 for the fiscal years ended March 31, 2012 and 2011, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 4%, or $4.4 million, increase in total sales and marketing expenses was primarily due to a $3.4 million increase in employee related expenses and share-based compensation expenses, an $840 thousand increase in commission expense, an $829 thousand increase in trade show expenses, a $787 thousand increase in travel expenses and a $405 thousand increase in sales meetings. These expenses were partially offset by a $983 thousand decrease in expenses related to the NetScout user conference as this was not held during the year ended March 31, 2012 and a $649 thousand decrease in recruiting costs. Average headcount in sales and marketing was 317 and 312 for the fiscal years ended March 31, 2012 and 2011, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 18%, or $4.2 million, increase in general and administrative expenses was primarily due to a $2.2 million increase in employee related expenses related to stock-based compensation and incentive compensation, and, a $1.2 million increase in business development costs associated with the acquisitions, a $477 thousand increase in professional services and a $381 thousand increase in consulting fees. Average headcount in general and administrative was 117 and 113 for the fiscal years ended March 31, 2012 and 2011, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of Simena, Replay, Psytechnics and Network General.

Restructuring charges. During the fiscal year ended March 31, 2012, we implemented a plan to restructure parts of our general and administrative organization to centralize operations as well as our international sales organization to better align our resources with forecasted sales opportunities. As a result of the restructuring program, we eliminated 12 positions and recorded $603 thousand of restructuring charges related to severance costs paid to employees.

Interest and Other Expense, Net

Interest and other expense, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,765)	(1%)	$(1,772)	(1%)	$(993)	56%

The 56%, or $993 thousand, increase in interest and other expense was due to a $690 thousand loss on the extinguishment of debt in connection with the refinancing of our prior credit facility, a $369 thousand increase in a one-time foreign currency transaction expense recorded as a result of the acquisition of Replay, a $256 thousand increase in foreign currency transaction expense and a $253 thousand decrease in interest income due to lower overall market interest rates. These increases to interest and other expense were partially offset by a $686 thousand decrease in interest expense due to a decrease in the interest rate and principal amounts outstanding associated with our debt. During the fiscal years ended March 31, 2012 and 2011, the average interest rates on our term loan were 2.123% and 2.750%, respectively.

Income Tax Expense

The annual effective tax rate for fiscal year 2012 is 36.3%, compared to an annual effective tax rate of 33.8% for fiscal year 2011. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits. The difference in our effective tax rate compared to the prior year is primarily due to acquisition related items, a lower qualified production activity deduction, tax reserves and differences in tax rates in foreign jurisdictions as compared to the United States.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Income tax expense	$18,490	6%	$19,028	7%	$(538)	3%

Net Income

Net income for the fiscal years ended March 31, 2012 and 2011 was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Net income	$32,428	11%	$37,265	13%	$(4,837)	(13%)

The $4.8 million decrease in net income during the fiscal year ended March 31, 2012 was largely attributable to the $18.2 million increase in operating expenses mainly due to increased employee related expenses, incentive compensation and business development costs, a $1.0 million increase in interest and other expenses, net offset by a $13.8 million increase in total gross profit and a $538 thousand decrease in the income tax provision.

Comparison of Years Ended March 31, 2011 and 2010

Revenue

Product revenue consisted of sales of our hardware products and licensing of our software products. Service revenue consisted of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during fiscal years ended March 31, 2011 and 2010.

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

United States revenues increased 12%, or $22.2 million, as a result of strong growth in our enterprise sector, which includes financial services, and in our service provider sector. The 11%, or $8.0 million, increase in international revenue is also due to growth in both our enterprise and service provider sectors. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell or do business with countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software and developed product technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

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

Interest and Other Expense, Net

Interest and other expense, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2011		2010
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(1,772)	(1%)	$(2,832)	(1%)	$1,060	37%

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

Contractual Obligations

As of March 31, 2012, we had the following contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and long-term debt obligations(1)	$66,306	$927	$1,855	$63,524	$—
Unconditional purchase obligations	3,763	3,763	—	—	—
Operating lease obligations(2)	38,893	4,639	7,377	7,520	19,357
Contingent purchase consideration	8,213	2,987	5,226	0	0
Retirement obligations	2,270	510	787	515	458

Total contractual obligations	$119,445	$12,826	$15,245	$71,559	$19,815

As of March 31, 2012, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $335 thousand. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. We have also excluded long-term deferred revenue of $18.7 million as such amounts will be recognized as services are provided.

(1)	Includes estimated future interest at an interest rate of 1.500% for our outstanding term loan at March 31, 2012.

(2)	We lease facilities and certain equipment under operating lease agreements extending through September 2023 for a total of $38.9 million.

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

Commitment and Contingencies

We account for claims and contingencies in accordance with authoritative guidance that requires us to record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 17 for a discussion of contingencies.

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At March 31, 2012, the present value of the future consideration was $8.2 million and the contractual non-compliance liability was $700 thousand.

As disclosed in Item 3, in March 2012, we uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. We believe we did not benefit from any of the transactions uncovered and that the amounts involved are not believed at this time to be material. It is possible that the U.S. Department of Justice and/or the California State Attorney General may conduct an investigation into the matter. We are cooperating fully and intend to provide any requested information if asked. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout. We determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of March 31, 2012.

Backlog

Our combined product backlog at March 31, 2012, consisting of unshipped orders and deferred product revenue, was $13.0 million compared to an immaterial amount at March 31, 2011. Due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

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

Liquidity and Capital Resources

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of March 31,
	2012	2011	2010
Cash and cash equivalents	$117,255	$67,168	$63,322
Short-term marketable securities	79,617	133,430	69,875
Long-term marketable securities	16,644	27,880	37,354

Cash, cash equivalents and marketable securities	$213,516	$228,478	$170,551

At March 31, 2012, we had a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016. At March 31, 2012, $62.0 million was outstanding under the credit facility.

At our election, revolving loans under the Credit Agreement bear interest at either (a) a rate per annum equal to the highest of (1) KeyBank’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) one hundred (100.00) basis points in excess of the London Interbank Offered Rate for one-month interest periods, or the Base Rate; or (b) the one-, two-, three-, or six-month per annum London InterBank Offered Rate (LIBOR), as selected by NetScout, multiplied by the statutory reserve adjustment, or collectively, the Eurodollar Rate, in each case plus an applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable Base Rate margin. Beginning with the delivery of our financial statements for the quarter ended December 31, 2011, the applicable margin began to vary depending on our leverage ratio, ranging from 100 basis points for Base Rate loans and 200 basis points for Eurodollar Rate loans if NetScout’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 25 basis points for Base Rate loans and 125 basis points for Eurodollar Rate loans if our consolidated leverage ratio is 1.00 to 1.00 or less. Our consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to restructuring charges, deferred revenue revaluation, certain non-cash charges not related to such acquisitions, and certain non-cash stock-based expenses, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.

The Credit Agreement provides for payments of interest only during its 5 year term. Interest on Base Rate loans is payable at the end of each calendar quarter. Interest on Eurodollar Rate loans is payable at the end of each interest rate period and at the end of each three-month interval within an interest rate period if the period is longer than three months. We may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. As of March 31, 2012, the interest rate on the term loan was 1.500%, and we expect this to be the rate in effect until April 23, 2012.

The loans are guaranteed by each of our domestic subsidiaries and are collateralized by all of our assets and our domestic subsidiaries, as well as 65% of the capital stock of our foreign subsidiaries directly owned by us and our domestic subsidiaries. The Credit Agreement generally prohibits, with certain exceptions, any other liens on the assets of NetScout and our subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to us and our subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including dispositions of assets and mergers), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, changes in business, and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of March 31, 2012, we were in compliance with all covenants.

Cash, cash equivalents, and marketable securities decreased by $15.0 million from March 31, 2011 to March 31, 2012. While cash and cash equivalents increased by $50.1 million, short and long-term marketable securities decreased in total by $65.0 million.

Our long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through March 31, 2012, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused us to classify $1.5 million as long-term on our consolidated balance sheet. The remaining $17.6 million was reported as short-term reflecting redemption notices for certain of our auction rate securities at par value which will occur in June 2012. As of March 31, 2012, our auction rate securities consisted of three positions issued by municipal agencies with a total par value of $19.3 million and a current estimated market value totaling $19.1 million. The auction rate securities held by NetScout at March 31, 2012 have maturity dates ranging from December 2032 through June 2038. As of March 31, 2012, the portion of the securities reported as long-term were all AAA rated. These securities are collateralized by student loans with underlying support by the federal government through the FFELP and by monoline insurance companies. We have the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. The fair value of these securities has been estimated by management based on the assumptions disclosed in the notes to our consolidated financial statements. We will continue to analyze our auction rate securities each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The estimated fair value of our auction rate securities could change significantly based on market and economic conditions, including changes in market rates, the estimated timing until a liquidity event, the discount factor associated with illiquidity and the credit ratings of our securities. There is no assurance as to when liquidity will return to this investment class, and therefore, we continue to monitor and evaluate these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the lack of liquidity in these investments to affect our ability to execute our current business plan.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31, (Dollars in Thousands)
	2012	2011	2010
Net cash provided by operating activities	$68,307	$67,189	$45,654
Net cash provided by (used in) investing activities	$9,208	$(59,964)	$(59,505)
Net cash used in financing activities	$(27,418)	$(3,379)	$(5,049)

Net cash provided by operating activities.

Net cash provided by operating activities amounted to $68.3 million during the fiscal year ended March 31, 2012. The primary sources of operating cash flow in the fiscal year ended March 31, 2012 included net income of $32.4 million, adjusted to exclude the effects of non-cash items of $31.5 million, including depreciation and amortization, share-based compensation expense, deferred income taxes, loss on extinguishment of debt, loss on disposal of fixed assets, and deal related compensation and accretion charges, a $10.3 million increase in deferred revenue resulting from increased billings and a $1.6 million increase in accrued compensation and other expenses. These increases were offset by a $4.0 million increase in accounts receivable resulting from increased billings. The overall increase in cash provided by operating activities is attributable to net income.

Net cash provided by operating activities amounted to $67.2 million during the fiscal year ended March 31, 2011. The primary sources of operating cash flow in the fiscal year ended March 31, 2011 included net income of $37.3 million, adjusted to exclude the effects of non-cash items of $23.9 million, including depreciation and amortization, share-based compensation expense, deferred income taxes and loss on disposal of fixed assets, a $3.4 million increase in accrued compensation resulting from an increase in non-sales incentive compensation and a $2.8 million decrease in accounts receivable resulting from decreased billings. The overall increase in cash provided by operating activities is attributable to net income improvement over the prior year.

Net cash provided by operating activities amounted to $45.7 million during the fiscal year ended March 31, 2010. The primary sources of operating cash flow in the fiscal year ended March 31, 2010 included net income of $27.9 million, adjusted to exclude the effects of non-cash items of $25.6 million, including depreciation and amortization, share-based compensation expense, deferred income taxes, inventory write-downs and loss on disposal of fixed assets, a $22.3 million increase in deferred revenue resulting from increased billings and a $5.7 million increase in prepaid income taxes, offset by a $25.7 million increase in accounts receivable resulting from increased billings, a $4.0 million decrease in accrued compensation and other expense primarily due to a decrease in non-sales incentive compensation based on Company underperformance in the year ended March 31, 2010. The overall increase in cash provided by operating activities is attributable to net income improvement over the prior year.

Net cash provided by (used in) investing activities.

For the fiscal years ended March 31, 2012, 2011 and 2010, cash provided by (used in) investing activities reflects the purchase of marketable securities of $117.7 million, $153.9 million and $92.9 million, respectively, offset by the proceeds from maturities and sales of marketable securities due to cash management activities of $184.9 million, $101.1 million and $39.1 million, respectively. The fiscal year ended March 31, 2012 includes the acquisitions of Psytechnics, Replay and Simena for $46.7 million, net of cash acquired in such transactions. The fiscal year ended March 31, 2010 includes $408 thousand in capitalized software development costs. Cash used in investing activities also includes capital expenditures. Capital expenditures for fixed assets of $11.3 million, $7.5 million and $5.2 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, represent an investment in our infrastructure as we prepared for future growth. We anticipate that our investment in our infrastructure will grow in future quarters.

Net cash used in financing activities.

Net cash used in financing activities was $27.4 million during the fiscal year ended March 31, 2012. The primary outflow was due to the repayment of $68.1 million of our long-term debt with KeyBank, $20.6 million for the repurchase of common stock on the open market and an $846 thousand payment related to the Simena contingent consideration. These outflows were offset by net proceeds received from the issuance of long-term debt totaling $60.7 million in connection with the refinancing of the previous credit facility, $965 thousand related to the excess tax benefit from stock options exercised and $473 thousand in proceeds from the issuance of common stock under stock plans.

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

Liquidity

We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and scheduled interest payments on our debt for at least the next 12 months. If demand for our product were to decrease substantially, our ability to generate cash flow sufficient for our short-term working capital and expenditure needs could be materially impacted.

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies such as our acquisitions of Psytechnics on April 1, 2011, Replay on October 3, 2011 and Simena on November 18, 2011. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recent Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-11: Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (the fourth quarter of fiscal year 2013 for NetScout). The adoption of ASU 2011-11 impacts financial statement presentation only; accordingly, it will have no impact on our financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05: Presentation of Comprehensive Income (ASU 2011-05), which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. NetScout adopted this standard during the first quarter of fiscal year 2013. The adoption of ASU 2011-05 impact financial statement presentation only; accordingly, it will have no impact on our financial condition, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of illiquidity of auction rate securities, interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities. Our auction rate securities are stated at fair value based on risk adjusted discounted cash flow calculations. Prior to February 2008, these securities typically were stated at par value. While we continue to earn interest on auction rate securities at the maximum contractual rate, these securities are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. As a result of their illiquidity, we have recorded a temporary impairment at March 31, 2012 and 2011 against the carrying value of our auction rate securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds, municipal obligations and student loan backed auction rate securities.

At March 31, 2012 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our term loan. As of March 31, 2012, we owed $62.0 million on this loan with an interest rate of 1.500% effective March 21, 2012 through April 23, 2012. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2012. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $93 thousand as of March 31, 2012. When a sensitivity analysis was performed at March 31, 2011, the resulting annual increase or decrease to interest expense was $156 thousand.

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

As of March 31, 2012, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2012 resulted in a liability balance of $166 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $150 thousand reflecting favorable rates in comparison to current market rates. As of March 31, 2011, we had foreign currency forward contracts with notional amounts totaling $10.9 million. The valuation of outstanding foreign currency forward contracts at March 31, 2011 resulted in a liability balance of $92 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $158 thousand reflecting favorable rates in comparison to current market rates.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is included under the captions “Directors and Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “The Board of Directors and its Committees” and “Corporate Governance” in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than 120  days after the end of the fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included under the caption “Compensation and Other Information Concerning Executive Officers” in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included, as applicable, under the captions “Director Independence,” “Employment and Other Agreements” and “Transactions with Related Persons” in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is included under the captions “Auditors Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services” in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets as of March 31, 2012 and 2011	F-3

		Consolidated Statements of Operations for the Years Ended March 31, 2012, 2011 and 2010	F-4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended March 31, 2012, 2011 and 2010	F-5

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2012, 2011 and 2010	F-6

		Notes to Consolidated Financial Statements	F-7

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

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

Date: May 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 25, 2012

/S/ JEAN BUA Jean Bua	Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 25, 2012

/S/ VICTOR A. DEMARINES Victor A. DeMarines	Director	May 25, 2012

/S/ JOHN R. EGAN John R. Egan	Director	May 25, 2012

/S/ JOSEPH G. HADZIMA, JR. Joseph G. Hadzima, Jr	Director	May 25, 2012

/S/ STUART MCGUIGAN Stuart McGuigan	Director	May 25, 2012

/S/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	May 25, 2012

/S/ STEPHEN PEARSE Stephen Pearse	Director	May 25, 2012

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

May 25, 2012

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2012	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$117,255	$67,168
Marketable securities	79,617	133,430
Accounts receivable, net of allowance for doubtful accounts of $226 and $346 at March 31, 2012 and 2011, respectively	69,795	62,801
Inventories	8,021	8,925
Prepaid income taxes	4,600	3,205
Deferred income taxes	4,237	3,383
Prepaid expenses and other current assets	6,162	4,814

Total current assets	289,687	283,726
Fixed assets, net	16,457	13,467
Goodwill	170,384	128,177
Intangible assets, net	54,685	47,686
Deferred income taxes	17,892	25,167
Long-term marketable securities	16,644	27,880
Other assets	2,008	1,467

Total assets	$567,757	$527,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,539	$9,709
Accrued compensation	23,050	21,854
Accrued other	6,235	4,786
Current portion of long-term debt	0	15,000
Current portion of contingent liabilities	3,774	0
Deferred revenue	93,493	85,241

Total current liabilities	134,091	136,590
Other long-term liabilities	2,347	1,721
Deferred tax liability	1,410	0
Accrued long-term retirement benefits	1,990	1,859
Long-term deferred revenue	18,722	14,735
Long-term debt, net of current portion	62,000	53,106
Contingent liabilities, net of current portion	4,828	0

Total liabilities	225,388	208,011

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2012 and 2011	0	0
Common stock, $0.001 par value: 150,000,000 shares authorized; 48,185,731 and 47,441,879 shares issued and 41,814,191 and 42,557,221 shares outstanding at March 31, 2012 and 2011, respectively	48	47
Additional paid-in capital	237,289	227,201
Accumulated other comprehensive income (loss)	212	(676)
Treasury stock at cost, 6,371,540 and 4,884,658 shares at March 31, 2012 and 2011, respectively	(56,032)	(35,437)
Retained earnings	160,852	128,424

Total stockholders’ equity	342,369	319,559

Total liabilities and stockholders’ equity	$567,757	$527,570

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended March 31,
	2012	2011	2010
Revenue:
Product	$168,141	$159,948	$142,113
Service	140,538	130,592	118,229

Total revenue	308,679	290,540	260,342

Cost of revenue:
Product	39,271	38,175	35,564
Service	26,401	23,186	20,500

Total cost of revenue	65,672	61,361	56,064

Gross profit	243,007	229,179	204,278

Operating expenses:
Research and development	49,478	40,628	36,650
Sales and marketing	109,624	105,271	99,059
General and administrative	27,488	23,308	20,609
Amortization of acquired intangible assets	2,131	1,907	2,057
Restructuring charges	603	0	0

Total operating expenses	189,324	171,114	158,375

Income from operations	53,683	58,065	45,903

Interest and other expense, net:
Interest income	419	672	644
Interest expense	(1,766)	(2,452)	(3,464)
Other (income) expense, net	(728)	8	(12)
Loss on extinguishment of debt	(690)	0	0

Total interest and other expense, net	(2,765)	(1,772)	(2,832)

Income before income tax expense	50,918	56,293	43,071
Income tax expense	18,490	19,028	15,154

Net income	$32,428	$37,265	$27,917

Basic net income per share	$0.77	$0.89	$0.69
Diluted net income per share	$0.76	$0.87	$0.67
Weighted average common shares outstanding used in computing:
Net income per share—basic	42,035	42,059	40,691
Net income per share—diluted	42,750	42,973	41,915

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2009	44,811,729	$45	$192,844	$(1,461)	4,532,017	$(28,939)	$63,242	$225,731
Net Income							27,917	27,917	$27,917
Unrealized investment losses, net of tax of $112				(196)				(196)	(196)
Unrealized losses on derivative financial instruments, net of tax of $100				(160)				(160)	(160)

Comprehensive income									$27,561

Issuance of common stock pursuant to exercise of options	1,026,771	1	5,790					5,791
Issuance of common stock pursuant to vesting of restricted stock units and repurchase of common stock for net settlements	651,666	0			188,567	(2,752)		(2,752)
Stock-based compensation expense for stock options granted to employees			10					10
Stock-based compensation expense for restricted stock units granted to employees			5,446					5,446
Tax benefits of disqualifying dispositions of incentive stock options			5,056					5,056

Balance, March 31, 2010	46,490,166	46	209,146	(1,817)	4,720,584	(31,691)	91,159	266,843
Net Income							37,265	37,265	$37,265
Unrealized investment gains, net of tax of $(623)				936				936	936
Unrealized gains on derivative financial instruments, net of tax of $(128)				205				205	205

Comprehensive income									$38,406

Issuance of common stock pursuant to exercise of options	450,432	1	3,378					3,379
Issuance of common stock pursuant to vesting of restricted stock units and repurchase of common stock for net settlements	501,281	0			164,074	(3,746)		(3,746)
Stock-based compensation expense for restricted stock units granted to employees			6,439					6,439
Tax benefits of disqualifying dispositions of incentive stock options			8,238					8,238

Balance, March 31, 2011	47,441,879	47	227,201	(676)	4,884,658	(35,437)	128,424	319,559
Net Income							32,428	32,428	$32,428
Unrealized investment gains, net of tax of $(810)				1,357				1,357	1,357
Unrealized losses on derivative financial instruments, net of tax of $51				(84)				(84)	(84)
Cumulative translation adjustments				(385)				(385)	(385)

Comprehensive income									$33,316

Issuance of common stock pursuant to exercise of options	84,502	0	472					472
Issuance of common stock pursuant to vesting of restricted stock units	659,350	1			—	—		1
Stock-based compensation expense for restricted stock units granted to employees			8,651					8,651
Repurchase of treasury stock					1,486,882	(20,595)		(20,595)
Tax benefits of disqualifying dispositions of incentive stock options			965					965

Balance, March 31, 2012	48,185,731	$48	$237,289	$212	6,371,540	$(56,032)	$160,852	$342,369

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$32,428	$37,265	$27,917
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	16,642	13,877	14,357
Loss on extinguishment of debt	553	0	0
Loss on disposal of fixed assets	168	127	258
Acquisition related compensation expense and accretion charges	106	0	0
Share-based compensation expense associated with equity awards	8,651	6,439	5,456
Deferred income taxes	5,437	3,459	5,189
Other gains	(53)	0	0
Changes in assets and liabilities
Accounts receivable	(3,997)	2,755	(25,729)
Inventories	(892)	(1,092)	(3,432)
Prepaid expenses and other assets	(875)	404	5,254
Accounts payable	(2,195)	2,583	(238)
Accrued compensation and other expenses	1,637	3,438	(3,966)
Contingent liabilities	389	0	0
Income taxes payable	0	0	(1,702)
Deferred revenue	10,308	(2,066)	22,290

Net cash provided by operating activities	68,307	67,189	45,654

Cash flows from investing activities:
Purchase of marketable securities	(117,682)	(153,903)	(92,919)
Proceeds from maturity of marketable securities	184,899	101,430	39,064
Purchase of fixed assets	(11,288)	(7,491)	(5,242)
Capitalized software development costs	0	0	(408)
Acquisition of businesses, net of cash acquired	(46,721)	0	0

Net cash provided by (used in) investing activities	9,208	(59,964)	(59,505)

Cash flows from financing activities:
Issuance of common stock under stock plans	473	(367)	3,039
Payment of contingent consideration	(846)	0	0
Treasury stock repurchases	(20,595)	0	0
Proceeds from issuance of long-term debt, net of issuance costs	60,691	0	0
Repayment of long-term debt	(68,106)	(11,250)	(13,144)
Excess tax benefit from share-based compensation awards	965	8,238	5,056

Net cash used in financing activities	(27,418)	(3,379)	(5,049)

Effect of exchange rate changes on cash and cash equivalants	(10)	0	0

Net increase (decrease) in cash and cash equivalents	50,087	3,846	(18,900)
Cash and cash equivalents, beginning of year	67,168	63,322	82,222

Cash and cash equivalents, end of year	$117,255	$67,168	$63,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,253	$2,079	$3,063
Cash paid for income taxes	$13,163	$7,846	$2,897

Non-cash transactions:
Transfers of inventory to fixed assets	$1,910	$1,348	$1,570
Additions to property, plant and equipment included in accounts payable	$569	$979	$1,160
Fair value of contingent consideration related to acquisitions, included in contingent liabilities	$8,000	$0	$0
Debt issuance costs settled through the issuance of additional debt	$1,184	$0	$0
Interest settled through issuance of additional debt	$125	$0	$0
Decrease in contractual non-compliance liability relating to fair value adjustment	$(900)	$0	$0
Increase in contingent liability relating to fair value adjustment	$900	$0	$0

The accompanying notes are an integral part of these consolidated financial statements, see Note 2.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

NetScout Systems, Inc., or NetScout or the Company, designs, develops, manufactures, markets, licenses, sells and supports market leading unified service delivery management, service assurance and application and network performance management solutions focused on assuring service delivery for the world’s largest, most demanding and complex IP based service delivery environments. NetScout manufactures and markets these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. NetScout has a single operating segment and substantially all of its identifiable assets are located in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company reports as a single operating segment with the Chief Executive Officer (CEO) being the Company’s chief operating decision maker. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has one business activity and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, valuation of goodwill and acquired intangible assets, share-based compensation and the valuation of marketable securities. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

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

At March 31, 2012 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions.

Revenue Recognition

We exercise judgment and use estimates in connection with determining the amounts of product and services revenues to be recognized in each accounting period.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(ii)	require an entity to allocate arrangement consideration using its best estimate selling price of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price; and

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified after April 1, 2010. The adoption of this guidance did not have a material impact on its financial position or results of operations for the fiscal year ended March 31, 2011. The following reflects the Company’s policy for revenue recognition.

Product revenue consists of sales of NetScout’s hardware products (which include required embedded software that works together with the hardware to deliver the hardware’s essential functionality), licensing of its software products, and sale of hardware bundled with a software license. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. Because many of NetScout’s solutions are comprised of both hardware and more than incidental software components, the Company recognizes revenue in accordance with authoritative guidance on both hardware and software revenue recognition.

Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides software and hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration, typically for 12-month periods. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Revenue from customer support agreements is recognized ratably over the support period. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized as the related training services are provided.

Generally, the Company’s contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.

Multi-element arrangements are concurrent customer purchases of a combination of NetScout’s product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, the Company allocates the total arrangement consideration to the multiple elements based on each element’s selling price compared to the total relative selling price of all the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when VSOE or TPE does not exist. The Company has established BESP for product elements as the average selling price the element was sold for over the past six quarters, whether sold alone or sold as part of a multiple element transaction. The Company’s internal list price for products, reviewed quarterly by senior management, with consideration in regards to changing factors in its technology and in the marketplace, is generated to target the desired gross margin from sales of product after analyzing historical discounting trends. The Company reviews sales of the product elements on a quarterly basis and updates, when appropriate, its BESP for such elements to ensure that it reflects recent pricing experience. The Company has established VSOE for services related undelivered elements.

For multi-element arrangements comprised only of software products and related services, the Company allocates a portion of the total arrangement consideration to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value for the undelivered elements. The remaining portion of the total arrangement consideration is allocated to the delivered software, referred to as the residual method. VSOE of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. The Company reviews the separate sales of the undelivered elements on a quarterly basis and updates, when appropriate, its VSOE of fair value for such elements to ensure that it reflects recent pricing experience. If the Company cannot objectively determine the VSOE of the fair value of any undelivered software element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

For multi-element arrangements comprised of a combination of hardware and software elements, the total arrangement consideration is bifurcated between the hardware and hardware related deliverables and the software and software related deliverables based on the relative selling prices of all deliverables as a group. Then, arrangement consideration for the hardware and hardware-related services is recognized upon delivery or as the related services are provided outlined above and revenue for the software and software-related services is allocated following the residual method and recognized based upon delivery or as the related services are provided.

The Company’s product is distributed through its direct sales force and indirect distribution channels through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-in basis; that is, when NetScout delivers the product to the reseller. The Company records consideration given to a reseller as a reduction of revenue to the extent the Company has recorded revenue from the reseller. The Company does not offer contractual rights of return, stock balancing, or price protection to its resellers, and actual product returns from them have been insignificant to date. In addition, the Company has history of successfully collecting receivables from the resellers. As a result, the Company does not maintain reserves for reseller product returns.

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

Uncollected Deferred Product Revenue

Because of NetScout’s revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $120 thousand and $183 thousand at March 31, 2012 and 2011, respectively.

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

At March 31, 2012, no one customer or channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2011, one customer accounted for approximately 13% of the accounts receivable balance. No one direct customer or indirect channel partner accounted for more than 10% of total revenue during the fiscal years ended March 31, 2012, 2011 and 2010. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

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

Valuation of Goodwill and Acquired Intangible Assets

During the fiscal year ended March 31, 2012, the Company early adopted authoritative guidance that allows it to utilize a qualitative approach to test goodwill for impairment. This authoritative guidance permitted the Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting units is less than their carrying value. Because the Company, and its one reporting unit did not experience any significant adverse changes in their business or reporting structures, the Company performed the qualitative Step 0 assessment. In performing the qualitative Step 0 assessment, the Company considered certain events and circumstances specific to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

likely than not that the fair value of a reporting unit is less than its carrying amount. No indicators of impairment were noted as of January 31, 2012. Additionally, the market capitalization of the Company as a whole significantly exceeded its carrying value.

NetScout amortizes acquired intangible assets over their estimated useful lives, except for an acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test of the indefinite lived intangible as of January 31, 2012. As part of the impairment test, the fair value of the asset was compared to its book value, $18.6 million. The indefinite lived intangible asset fair value was estimated using the discounted cash flow method and included assumptions on revenue forecasts earned using the tradename, royalty rate and weighted average cost of capital rate. These estimates were based on historical performance and projections of future revenue and inputs used in current valuations performed for acquisitions made in fiscal year 2012. The resulting fair value of the indefinite lived intangible asset was greater than its carrying value.

Capitalized Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software products are available for first customer shipment. Amortization included as cost of product revenue was $204 thousand and $153 thousand for the years ended March 31, 2012 and 2011, respectively.

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

Derivative Financial Instruments

Under authoritative guidance for derivative instruments and hedging activities, all hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured as of the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, the Company accounts for its instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts is assessed by the Company quarterly. The Company records the fair value of its derivatives in other current assets and other current liabilities. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to the Company’s consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in the Company’s consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company’s consolidated statement of cash flows. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contingencies

NetScout accounts for claims and contingencies in accordance with authoritative guidance that requires an estimated loss to be recorded from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If NetScout determines that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires NetScout to use its judgment. NetScout consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. See Note 17 for a discussion of contingencies.

Contingent liabilities includes contingent consideration in connection with the Company’s acquisitions and contingent contractual non-compliance liability. Contingent consideration represents earnout payments in connection with the Company’s acquisitions and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The Company estimates the fair value of contingent consideration liabilities based on certain milestones of the acquired companies and estimated probabilities of achievement. The Company discounts the contingent purchase consideration and contingent non-contractual liabilities to present value using a weighted-average cost of capital at each reporting period. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent liabilities noted are revalued to estimated fair value.

Changes in the fair value of contingent liabilities may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. The Company reflects changes in fair value due to probability changes in earnings in the consolidated statements of income. Earnout payments are reflected in cash flows from investing activities and the changes in fair value are reflected in cash flows from operating activities in the consolidated statements of cash flows.

Share-based Compensation

NetScout recognizes compensation expense for all share-based payments granted. Under the fair value recognition provisions, share-based compensation is calculated net of an estimated forfeiture rate and compensation cost is only recognized for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Foreign Currency

NetScout accounts for its reporting of foreign operations in accordance with guidance which establishes guidelines for the determination of the functional currency of foreign subsidiaries. A majority of NetScout’s foreign subsidiaries are an extension of NetScout’s U.S. operations. In accordance with the guidance, NetScout has determined its functional currency for those foreign subsidiaries to be the U.S. dollar. Foreign subsidiary expenses that are denominated in a currency other than the U.S. dollar functional currency are translated at the foreign exchange rate in effect at the time the transaction is recorded.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The functional currency of recently acquired Fox Replay BV (Replay) entity is the currency of the Netherlands, the Euro. Accordingly, the assets and liabilities of Replay are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations.

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

The Company had a foreign currency loss of $625 thousand, a gain of $25 thousand and a $39 thousand loss for the years ended March 31, 2012, 2011 and 2010, respectively, and are included in other (income) expense, net.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was $273 thousand, $175 thousand and $201 thousand for the years ended March 31, 2012, 2011 and 2010, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities and restricted investments, unrealized gain (loss) on hedge contracts and foreign currency translation adjustments.

Income Taxes

NetScout accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the effect of any net operating loss and tax credit carryforwards. Income tax expense is comprised of the current tax liability or benefit and the change in deferred tax assets and liabilities. We evaluate the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. We weight objective and verifiable evidence more heavily in this analysis. In situations where we conclude that we do not have sufficient objective and verifiable evidence to support the realizability of the asset we create a valuation allowance against it.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

activity. The Company revised the amounts related to cash provided by operating activities and cash provided by (used in) investing activities in its Consolidated Statement of Cash Flows to correct for these immaterial errors. The Company has detailed the adjustments to prior periods below:

	Year Ended March 31, 2011	Year Ended March 31, 2010
Net cash provided by operating activities:
As reported	$68,537	$47,224
As adjusted	67,189	45,654

Change	$1,348	$1,570

Net cash used in investing activities:
As reported	$61,312	$61,075
As adjusted	59,964	59,505

Change	$1,348	$1,570

The Company has concluded that the errors described above were immaterial to all periods presented above and cumulatively as of March 31, 2012. These errors had no effect on net income or net income per share.

Recent Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-11: Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (the fourth quarter of fiscal year 2013 for the Company). The adoption of ASU 2011-11 will impact financial statement presentation only; accordingly, it will have no impact on the Company’s financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05: Presentation of Comprehensive Income (ASU 2011-05), which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The Company will adopt this standard during the first quarter of fiscal year 2013. The adoption of ASU 2011-05 will impact financial statement presentation only; accordingly, it will have no impact on the Company’s financial condition, results of operations, or cash flows.

In September 2011, the FASB issued amended guidance on goodwill impairment testing that provides companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard effective March 31, 2012.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2012 and 2011.

The following is a summary of marketable securities held by NetScout at March 31, 2012 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$17,779	$20	$17,799
Commercial paper	22,469	0	22,469
Corporate bonds	18,531	(1)	18,530
Certificates of deposit	3,208	(1)	3,207
Auction rate securities	17,612	0	17,612

Total short-term marketable securities	79,599	18	79,617

Auction rate securities	1,651	(190)	1,461
U.S. government and municipal obligations	13,828	8	13,836
Corporate bonds	1,345	2	1,347

Total long-term marketable securities	16,824	(180)	16,644

Total marketable securities	$96,423	$(162)	$96,261

The following is a summary of marketable securities held by NetScout at March 31, 2011, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$86,670	$(1)	$86,669
Commercial paper	24,111	(1)	24,110
Corporate bonds	13,364	17	13,381
Certificates of deposit	5,251	12	5,263
Auction rate securities	4,007	0	4,007

Total short-term marketable securities	133,403	27	133,430

Auction rate securities	19,784	(2,302)	17,482
U.S. government and municipal obligations	8,716	3	8,719
Corporate bonds	1,678	1	1,679

Total long-term marketable securities	30,178	(2,298)	27,880

Total marketable securities	$163,581	$(2,271)	$161,310

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

Contractual maturities of the Company’s marketable securities held at March 31, 2012 and March 31, 2011 were as follows (in thousands):

	March 31, 2012	March 31, 2011
Available-for-sale securities:
Due in 1 year or less	$79,617	$133,430
Due after 1 year through 5 years	15,183	10,398
Due after 10 years	1,461	17,482

	$96,261	$161,310

During the year ended March 31, 2012, redemptions by the issuers for certain of the Company’s auction rate securities totaling $4.5 million were settled at par. In addition, subsequent to our fiscal year ended March 31, 2012, the Company was notified that a total of $17.6 million would be settled at par on June 1, 2012. As a result, the Company has classified $17.6 million under short-term marketable securities on its consolidated balance sheet. The remaining auction rate securities are classified as long-term marketable securities.

The Company’s long-term marketable securities include investments in auction rate securities. Beginning in February 2008 and continuing through March 31, 2012, auctions have failed resulting in a lack of short-term liquidity for these securities, which has caused the Company to classify $1.5 million as long-term on its consolidated balance sheet. As of March 31, 2012, the Company’s auction rate securities consisted of three positions issued by municipal agencies with a total par value of $19.3 million and a current estimated market value totaling $19.1 million. As of March 31, 2012, the portion of these investments reported under long-term marketable securities were AAA rated. The securities are collateralized by student loans with underlying support by the federal government through the Federal Family Education Loan Program and by monoline insurance companies.

At March 31, 2012 and 2011, the Company valued its long-term auction rate securities at fair value using a discounted cash flow model. At March 31, 2012, the Company valued the portion of auction rate securities in short-term marketable securities scheduled for redemption at par which represents fair value. The discounted cash flow model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounts the estimated future interest income using a risk based discount rate that considers known U.S. Treasury yields as of March 31, 2012, historical spreads in comparison to U.S. Treasuries, and a liquidity risk premium. As these securities have retained investment grade credit ratings with Standard and Poor’s, the Company has not applied a credit spread to its discount rate. The valuation also includes assumptions as to when these securities will return to liquidity, of which the weighted average period is estimated at between 51 and 55 months depending on the security being valued. This valuation resulted in a cumulative temporary decline in value of $190 thousand ($117 thousand, net of tax) as of March 31, 2012 recorded within accumulated other comprehensive income (loss) on the balance sheet. This represents a reduction in the valuation reserve of $2.1 million ($1.3 million, net of tax) during the fiscal year ended March 31, 2012 reflecting scheduled redemptions at par. The valuation is also impacted by changes in market interest rates used to value the securities. To the extent the Company determines that any impairment is other-than-temporary, the Company would record a charge to earnings.

The Company has the ability and intent to hold these securities until a recovery in the auction process or other liquidity event occurs. Based on the Company’s current cash position, expected operating cash flows and

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

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

NOTE 4 – FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial assets and liabilities using the fair value hierarchy as of March 31, 2012 and 2011. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Fair Value Measurements at March 31, 2012 Using
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$117,255	$0	$0	$117,255
U.S. government and municipal obligations	31,635	0	0	31,635
Commercial paper	0	22,469	0	22,469
Corporate bonds	19,877	0	0	19,877
Certificate of deposits	0	3,207	0	3,207
Auction rate securities	0	17,612	1,461	19,073
Derivative financial instruments	0	150	0	150

	$168,767	$43,438	$1,461	$213,666

LIABILITIES:
Contingent consideration	$0	$0	$(8,213)	$(8,213)
Contingent contractual non-compliance liability	0	0	(700)	(700)
Derivative financial instruments	0	(166)	0	(166)

	$0	$(166)	$(8,913)	$(9,079)

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at March 31, 2011 Using
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$67,168	$0	$0	$67,168
U.S. government and municipal obligations	95,388	0	0	95,388
Commercial paper	0	24,110	0	24,110
Corporate bonds	15,060	0	0	15,060
Certificate of deposits	0	5,263	0	5,263
Auction rate securities	0	4,007	17,482	21,489
Derivative financial instruments	0	158	0	158

	$177,616	$33,538	$17,482	$228,636

LIABILITIES:
Derivative financial instruments	$0	$(92)	$0	$(92)

	$0	$(92)	$0	$(92)

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including marketable securities and derivative financial instruments.

The Company’s Level 1 investments are classified as such because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency.

The Company’s Level 2 investments are classified as such because fair value is being calculated using data from similar but not identical sources, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company’s short-term auction rate securities at March 31, 2012 and 2011 were classified as Level 2 since the amounts were based upon redemption notices for an inactive market. The Company’s derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. Commercial paper and certificate of deposits are classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value. For further information on the Company’s derivative instruments refer to Note 9.

The Company’s long-term auction rate securities are classified as Level 3 in/on the fair value hierarchy due to the limited market data for pricing these securities and the subjective factors considered to create a liquidity discount. The Company’s contingent purchase consideration and contingent contractual non-compliance liability are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. The Company has elected to account for the contractual non-compliance liability at fair value. This election has been made as both contingent liabilities are related. The fair value election created parity between the two items during the settlement period. These liabilities are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS (Continued)

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the year ended March 31, 2012 (in thousands):

	Auction Rate Securities	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$17,482	$0	$0
Additions to Level 3	0	8,000	1,600
Transfers out of Level 3	(17,612)
Change in fair value (included within research and development expense)	0	1,059	(900)
ARSs redeemed by issuers at par	(500)	0	0
Unrealized gains included in accumulated other comprehensive income (loss)	2,112	0	0
Unrealized gain (loss) included in earnings	(21)	0	0
Payments	0	(846)	0

Balance at end of period	$1,461	$8,213	$700

The amount reclassified to Level 2 during the year ended March 31, 2012 represents auction rate security holdings that will be redeemed in June 2012.

The contingent liability was recorded at its fair value of $8.0 million at the acquisition date. The Company has re-measured the fair value at March 31, 2012 and recognized an adjustment to fair value of $159 thousand as part of earnings.

During the fourth quarter, the Level 3 liabilities were adjusted by $900 thousand related to the contractual non-compliance liability. This adjustment increased the contingent purchase consideration and decreased the contingent contractual non-compliance liability. All amounts were accurately reflected in purchase accounting and there was no impact to earnings in the post acquisition period.

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the year ended March 31, 2011 (in thousands):

Auction Rate Securities
Balance at beginning of period	$28,475
Transfer out of Level 3	(4,007)
ARSs redeemed by issuers at par	(8,600)
Unrealized gain (loss) included in accumulated other comprehensive income (loss)	1,622
Unrealized gain (loss) included in earnings	(8)

Balance at end of period	$17,482

The amount reclassified to Level 2 during the year ended March 31, 2011 represents an auction rate security holding that was redeemed in April 2011.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – INVENTORIES

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	March 31,
	2012	2011
Raw materials	$4,083	$4,548
Work in process	363	27
Finished goods	3,575	4,350

	$8,021	$8,925

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following (in thousands):

	Estimated Useful Life In Years	March 31,
		2012	2011
Furniture and fixtures	3-7	$2,866	$2,442
Computer equipment and internal use software	3-5	45,440	38,690
Demonstration and spare part units	2	6,764	3,517
Leasehold improvements	4-12	8,578	6,242

		63,648	50,891
Less – accumulated depreciation		(47,191)	(37,424)

		$16,457	$13,467

Depreciation expense was $9.6 million, $7.8 million and $8.3 million for the years ended March 31, 2012, 2011 and 2010, respectively.

NOTE 7 – ACQUISITIONS

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

statements since that date. The goodwill recognized primarily relates to the expected synergies to be achieved with our current product families and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Simena technology.

In connection with the acquisition of Simena, the Company paid the sellers $10.1 million at closing and became obligated to pay the seller up to $10.8 million in additional purchase consideration subject to adjustment based on the final determination of certain assets and liabilities. As a result, a majority of the changes to the value of the contingent consideration would be expected to have an offsetting impact on the recorded values of the assets and liabilities assumed as part of the transaction. Additionally, the Company is working with the seller to get additional information on such assets and liabilities. The Company will continue to refine its estimates of fair value related to these items in the next seven months. Certain information was not available in the reporting period as Simena had not previously created GAAP basis financial statements and the analysis which would underlie estimates thereto.

The contingent liability was recorded at its fair value of $8.0 million at the acquisition date. The Company has re-measured the fair value at March 31, 2012 and will re-measure the fair value of the consideration at each subsequent reporting period and recognize any adjustment to fair value as part of earnings.

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

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Simena acquisition is included within the Company’s single reporting unit and is included in the Company’s enterprise-level annual review for impairment. The Company expects all of the goodwill and intangible assets acquired as part of this transaction to be deductible for tax purposes.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Simena and the Company. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Acquired technology	$2,740	10
Customer relationships	1,730	10

	$4,470

The weighted average useful life of identifiable intangible assets acquired from Simena is 10 years. Acquired technology is amortized using an accelerated amortization method and customer relationships are amortized using a straight line method.

The Company incurred approximately $160 thousand of acquisition-related costs which are included in general and administrative expense during the fiscal year ended March 31, 2012.

Replay

On October 3, 2011, the Company completed the acquisition of Fox Replay BV (Replay), a leading provider of session reconstruction and replay technology that enables organizations to perform forensic analysis of end-user actions in support of cyberintelligence, information assurance, lawful intercept and general security practices. Replay was acquired to add critical technology and expertise that is expected to provide an important element of our unified service delivery management product strategy to address growing cybersecurity concerns in our target markets. The results of Replay’s operations have been included in the consolidated financial statements since that date. The total purchase price of $20.2 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Replay’s product with our customer base. The purchase price allocation is no longer preliminary.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $547	$2,310
Fixed assets	85
Identifiable intangible assets	4,950
Goodwill	15,313

Total assets acquired	22,658
Current liabilities	(74)
Deferred revenue	(715)
Deferred income tax liabilities	(1,632)

$20,237

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Replay acquisition is included within the Company’s single reporting unit and is included in the Company’s enterprise-level annual review for impairment. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

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

The Company incurred approximately $807 thousand of acquisition-related costs which are included in general and administrative expense during the fiscal year ended March 31, 2012.

Psytechnics, Ltd.

On April 1, 2011, the Company acquired all of the outstanding equity of Psytechnics, Ltd. (Psytechnics) a supplier of voice video network monitoring software. Psytechnics was acquired to expand NetScout’s voice video monitoring capabilities using Psytechnics’ existing software offering, Experience Manager. The results of Psytechnics’ operations have been included in the consolidated financial statements since that date. The total purchase price of $17.0 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Psytechnic’s product with our customer base. The purchase price allocation is no longer preliminary.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $69	$1,099
Fixed assets	50
Identifiable intangible assets	4,350
Goodwill	13,179

Total assets acquired	18,678
Current liabilities	(1,198)
Deferred revenue	(466)

$17,014

The Company has analyzed the realizability of the deferred tax assets of Psytechnics and has concluded that it is appropriate to provide a valuation allowance against these balances, given the historical objective evidence. The net asset balance reserved during acquisition accounting is $3.3 million and primarily consists of net operating loss carry forwards and tax basis in intangibles previously amortized for financial reporting purposes attributable to the U.K. operations of the acquired entity.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Psytechnics acquisition is included within the Company’s single reporting unit and is included in the Company’s enterprise-level annual review for impairment. No goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.

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

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and Psytechnics, Replay and Simena for the years ended March 31, 2012 and 2011, giving effect to the mergers as if they occurred on April 1, 2011 and 2010 (in thousands, except per share data):

	Year Ended March 31, (unaudited)
	2012	2011
Pro forma revenue	$315,999	$303,344
Pro forma net income	$34,432	$36,483
Pro forma income per share:
Basic	$0.82	$0.87
Diluted	$0.81	$0.85
Pro forma shares outstanding
Basic	42,035	42,059
Diluted	42,750	42,973

The pro forma results for the year ended March 31, 2011 primarily includes adjustments for amortization of intangibles, interest income and interest expense. The pro forma results for the year ended March 31, 2012 includes adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Since the date of the acquisitions the Company has recorded $5.5 million of revenue directly attributable to Psytechnics, Replay and Simena within its consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was $170.4 million and $128.2 million as of March 31, 2012 and 2011, respectively. The change in the carrying amount of goodwill for the fiscal years ended March 31, 2012 and 2011 is as follows (in thousands):

Balance as of March 31, 2010	$128,177

Balance as of March 31, 2011	$128,177
Goodwill related to the acquisition of Psytechnics	13,179
Goodwill related to the acquisition of Replay	15,313
Goodwill related to the acquisition of Simena	14,013
Purchase accounting adjustments	(7)
Foreign currency translation impact	(291)

Balance as of March 31, 2012	$170,384

During the fiscal year ended March 31, 2012, the Company early adopted authoritative guidance that allows it to utilize a qualitative approach to test goodwill for impairment. This authoritative guidance permitted the Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting units is less than their carrying value. Because the Company, and its one reporting unit did not experience any significant adverse changes in their business or reporting structures, the Company performed the qualitative Step 0 assessment. In performing the qualitative Step 0 assessment, the Company considered certain events and circumstances specific to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No indicators of impairment were noted as of January 31, 2012. Additionally, the market capitalization of the Company as a whole significantly exceeded its carrying value.

Intangible Assets

The net carrying amounts of intangible assets were $54.7 million and $47.7 million as of March 31, 2012 and 2011, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company completed its annual impairment test of the indefinite lived intangible as of January 31, 2012. As part of the impairment test, the fair value of the asset was compared to its book value, $18.6 million. The indefinite lived intangible asset fair value was estimated using the discounted cash flow method and included assumptions on revenue forecasts earned using the tradename, royalty rate and weighted average cost of capital rate. These estimates were based on historical performance and projections of future revenue and inputs used in current valuations performed for acquisitions made in fiscal year 2012. The resulting fair value of the indefinite lived intangible asset was greater than its carrying value.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – GOODWILL & INTANGIBLE ASSETS (Continued)

Intangible assets consist of the following as of March 31, 2012 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$24,919	$(17,943)	$6,976
Customer relationships	32,754	(8,492)	24,262
Indefinite lived trade name	18,600	0	18,600
Core technology	4,760	(306)	4,454
Net beneficial leases	336	(334)	2
Non-compete agreements	343	(57)	286
Other	200	(95)	105

	$81,912	$(27,227)	$54,685

Intangible assets consist of the following as of March 31, 2011 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$19,900	$(13,598)	$6,302
Customer relationships	29,200	(6,437)	22,763
Indefinite lived trade name	18,600	0	18,600
Net beneficial leases	336	(315)	21

	$68,036	$(20,350)	$47,686

Amortization of software and core technology included as cost of product revenue was $4.7 million, $4.0 million and $4.0 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Amortization of other intangible assets included as operating expense was $2.2 million, $1.9 million and $2.1 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

The following is the expected future amortization expense as of March 31, 2012 for the years ended March 31 (in thousands):

2013	$6,446
2014	4,113
2015	3,875
2016	3,539
2017	3,263
Thereafter	14,849

Total	$36,085

The weighted average amortization period of acquired software and core technology is 6.3 years. The weighted average amortization period for customer relationships is 15.2 years. The weighted average amortization period for amortizing all intangibles is 10.8 years.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of March 31, 2012 and March 31, 2011 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Derivatives Designated as Hedging Instruments:
Forward contracts	$11,203	$10,943	$150	$158	$166	$92

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations as of March 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2012	2011	Location	2012	2011	Location	2012	2011
Forward contracts	$(339)	$3	Research and development	$(236)	$(13)	Research and development	$145	$(43)
			Sales and marketing	32	349	Sales and marketing	46	9

	$(339)	$3		$(204)	$336		$191	$(34)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – RESTRUCTURING CHARGES

During the fiscal year ended March 31, 2012, the Company implemented a plan to restructure parts of its general and administrative organization to centralize operations as well as its international sales organization to better align resources with forecasted sales opportunities. As a result of the restructuring program, the Company eliminated 12 employees. The Company recorded $603 thousand of restructuring charges related to severance costs to be paid to employees.

The restructuring liability consists of the following (in thousands):

Employee Severance
Balance at March 31, 2011	$0
Restructuring charges to operations	603
Cash payments	(243)

Balance at March 31, 2012	$360

The accrual for employee related severance as of March 31, 2012 is included as accrued compensation in the Company’s consolidated balance sheet. The balance is expected to be paid in the Company’s first quarter of fiscal year 2013.

NOTE 11 – LONG-TERM DEBT

On November 22, 2011, the Company entered into a new credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. On the same date, the Company drew down approximately $62 million to repay its existing indebtedness under the previous credit facility, dated as of December 21, 2007, as amended ( the 2007 Facility), and for the payment of various closing-related fees and expenses. The credit facility under the Credit Agreement matures on November 21, 2016. As a result of the termination of the 2007 Facility, the Company recorded a loss on the early extinguishment of debt of $690 thousand related to the write-off of unamortized debt issuance costs and costs paid to issue new debt. As part of the evaluation of the termination of the old debt and issuance of the Credit Agreement, the Company noted terms with certain syndicate lenders changed by more than 10% as part of the new Credit Agreement. Accordingly, the Company wrote off those costs as a loss on debt extinguishment. At March 31, 2012, $62.0 million was outstanding under the Credit Agreement.

At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a rate per annum equal to the highest of (1) KeyBank’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) one hundred (100.00) basis points in excess of the London Interbank Offered Rate for one-month interest periods, or the Base Rate; or (b) the one-, two-, three-, or six-month per annum London InterBank Offered Rate (LIBOR), as selected by the Company, multiplied by the statutory reserve adjustment, or collectively, the Eurodollar Rate, in each case plus an applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable Base Rate margin. Beginning with the delivery of the Company’s financial statements for the quarter ended December 31, 2011, the applicable margin began to depend on the Company’s leverage ratio, ranging from 100 basis points for Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 25 basis points for Base Rate loans and 125 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 11 – LONG-TERM DEBT (Continued)

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

The Credit Agreement provides for payments of interest only during its 5 year term. Interest on Base Rate loans is payable at the end of each calendar quarter. Interest on Eurodollar Rate loans is payable at the end of each interest rate period and at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. As of March 31, 2012, the interest rate on the term loan was 1.500%, and the Company expects this to be the rate in effect until April 23, 2012. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.

The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits, with certain exceptions, any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including dispositions of assets and mergers), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of March 31, 2012, the Company was in compliance with all covenants.

The Company capitalized $1.1 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the term loan. The unamortized balance of $1.0 million as of March 31, 2012 is included as other assets in the Company’s consolidated balance sheet.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 12 – NET INCOME PER SHARE

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Year Ended March 31,
	2012	2011	2010
Basic:
Net income	$32,428	$37,265	$27,917

Weighted average common shares outstanding	42,035	42,059	40,691

Basic net income per share	$0.77	$0.89	$0.69

Diluted:
Net income	$32,428	$37,265	$27,917

Weighted average common shares outstanding	42,035	42,059	40,691
Weighted average stock options	154	320	711
Weighted average restricted stock units	561	594	513

Diluted weighted average shares	42,750	42,973	41,915

Diluted net income per share	$0.76	$0.87	$0.67

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Year Ended March 31,
	2012	2011	2010
Stock options	0	14	200
Restricted stock units	82	6	6

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds.

NOTE 13 – TREASURY STOCK

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through March 31, 2012, the Company had repurchased a total of 1,756,794 shares of common stock through the open market stock repurchase program. The Company repurchased 1,270,000 shares for $16.2 million under the program during the fiscal year ended March 31, 2012. The Company did not repurchase any shares under the program during the fiscal years ended March 31, 2011 and 2010.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 13 – TREASURY STOCK (Continued)

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 216,882 shares for $4.4 million, 164,074 shares for $3.7 million and 188,567 shares for $2.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2012, 2011 and 2010. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 14 – STOCK PLANS

2011 Employee Stock Purchase Plan

On September 7, 2011, the Company’s shareholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 in any calendar year. The purchase price per share at which shares of common stock are sold on each purchase date during an offering period is determined by the Company’s Board of Directors as of the beginning of the offering period, but may not be less than 85% of the lesser of the fair market value per share of common stock on that purchase date or the fair market value per share of common stock on the first day of the offering period.

1999 Stock Option and Incentive Plan

In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (1999 Stock Option Plan). The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. As of March 31, 2012, options to purchase an aggregate of 240,892 shares of common stock at a weighted average exercise price of $6.63 per share were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.

2007 Equity Incentive Plan

In September 2007, the 2007 Equity Incentive Plan (2007 Plan), replaced the 1999 Stock Option Plan. The 2007 Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. On September 7, 2011, the Company’s stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (the Amended 2007 Plan) to increase the shares of common stock reserved for issuance by 8,000,000 shares. A total of 13,000,000 shares are reserved for issuance under the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – STOCK PLANS (Continued)

Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Shares withheld to cover tax liabilities of restricted stock unit grants will be restored to the available reserve on the 2 for 1 amount. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan on or after March 31, 2011. As of March 31, 2012, an aggregate of 1,755,325 equity awards were outstanding under the Amended 2007 Plan.

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

Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its directors during fiscal years 2012, 2011 and 2010, and an annualized forfeiture rate of 10% for awards granted to its senior executives and remaining employees during fiscal years 2012, 2011 and 2010.

The following is a summary of share-based compensation expense for the years ended March 31, 2012, 2011 and 2010 (in thousands):

	Year Ended March 31,
	2012	2011	2010
Cost of product revenue	$192	$134	$129
Cost of service revenue	227	218	237
Research and development	2,486	1,651	1,364
Sales and marketing	3,052	2,527	2,299
General and administrative	2,745	1,909	1,427

	$8,702	$6,439	$5,456

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – STOCK PLANS (Continued)

Transactions under the 1999 Stock Option Plan and the 2007 Equity Incentive Plan during the fiscal year ended March 31, 2012 are summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2011	325,519	6.35	1,418,859	12.35
Granted	0	0	1,071,131	13.36
Exercised (Options)/Issued (RSU’s)	84,502	5.58	659,350	11.26
Canceled	125	5.26	75,315	13.60

Outstanding – March 31, 2012	240,892	$6.63	1,755,325	$13.33

Transactions under the 1999 Stock Option Plan and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2011 and 2010 are summarized as follows:

	Year Ended March 31,
	2011	2010
Stock options:
Granted	$0	$0
Weighted average grant-date fair value	$0	$0
Restricted stock units:
Granted	928,596	120,279
Weighted average grant-date fair value	$13.67	$11.19

As of March 31, 2012, there were 8,598,751 shares of common stock available for grant under the 2007 Plan.

Shares issued upon exercise of options are issued from new shares of the Company. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2007 Plan.

The aggregate intrinsic values of stock options and restricted stock units as of March 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Options:
Outstanding(1)	$3,303	$6,825	$6,084
Exercisable(1)	$3,303	$6,825	$6,084
Restricted Stock Units(2)	$35,645	$38,763	$16,452

(1)	The aggregate intrinsic values in this table were calculated based on the positive difference between the closing market value of the Company’s common stock on March 30, 2012 ($20.34), 2011 ($27.32) and 2010 ($14.79) and the exercise price of the underlying options.
(2)	The aggregate intrinsic values in this table were calculated based on the closing market value of the Company’s common stock on March 30, 2012 ($20.34), 2011 ($27.32) and 2010 ($14.79) for the underlying restricted stock units.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – STOCK PLANS (Continued)

As of March 31, 2012, there was no unrecognized compensation cost related to stock options.

As of March 31, 2012, the total unrecognized compensation cost related to restricted stock unit awards was $8.3 million, which is expected to be amortized over a weighted-average period of 1.9 years.

NOTE 15 – RETIREMENT PLAN

In 1996, NetScout established an employee savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. NetScout matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $2.1 million, $1.8 million and $1.9 million to the plan for the years ended March 31, 2012, 2011 and 2010, respectively.

NOTE 16 – INCOME TAXES

Income before income tax expense consisted of the following (in thousands):

	Year Ended March 31,
	2012	2011	2010
Domestic	$49,525	$53,008	$40,371
Foreign	1,393	3,285	2,700

	$50,918	$56,293	$43,071

The components of the income tax expense are as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Current income tax expense:
Federal	$10,585	$13,197	$8,498
State	1,421	1,268	611
Foreign	1,032	1,104	856

	13,038	15,569	9,965

Deferred income tax expense (benefit):
Federal	5,603	2,967	4,826
State	44	492	363
Foreign	(195)	0	0

	5,452	3,459	5,189

	$18,490	$19,028	$15,154

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – INCOME TAXES (Continued)

The income tax expense computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year Ended March 31,
	2012	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.2	3.0	3.1
Research and development tax credits	(2.1)	(2.1)	(1.7)
Tax rate differential of foreign operations	0.1	(0.2)	(0.2)
Domestic production activities deduction	(2.4)	(3.0)	(1.7)
Transaction costs	1.5	0	0
Other	1.0	1.1	0.7

	36.3%	33.8%	35.2%

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. We evaluate the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. We weigh objective and verifiable evidence more heavily in this analysis. In situations where we conclude that we do not have sufficient objective and verifiable evidence to support the realizability of the asset we create a valuation allowance against it. A valuation allowance has been established for the deferred tax assets related to the Psytechnics acquisition as well as for the federal foreign tax credits related to the Network General acquisition, as the Company has determined there is not sufficient objective evidence to support the realizability of these tax assets. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a tax benefit recorded in the period such determination is made.

Deferred income taxes were not provided on approximately $14.3 million of undistributed earnings of certain foreign subsidiaries as of March 31, 2012 because such undistributed foreign earnings are to be indefinitely reinvested outside of the United States.

At March 31, 2012, the Company had United States federal net operating loss carryforwards of $43.6 million. At March 31, 2012, the Company had state net operating loss carryforwards of $70.0 million. At March 31, 2012, the Company had gross federal and state research and development tax carryforwards of $2.2 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2023 and extending through 2027, if not utilized. Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – INCOME TAXES (Continued)

The components of net deferred tax assets are as follows (in thousands):

	Year Ended March 31,
	2012	2011
Assets:
Accrued expenses	$3,841	$3,475
Depreciation	1,333	1,639
Deferred revenue	5,743	6,750
Reserves	892	648
Net operating loss carryforwards	22,622	20,933
Tax credit carryforwards	1,994	1,994
Share-based compensation	760	522
Auction rate securities temporary impairment	73	883
Other	264	434

	37,522	37,278

Liabilities:
Intangible assets	(13,274)	(8,479)
Share-based compensation	0	0
Valuation allowance	(3,529)	(249)

	$20,719	$28,550

The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of the tax return previously filed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Balance at April 1,	$383	$349	$314
Additions based on tax positions related to the current year	34	34	35
Release of tax positions of prior years	(82)	0	0

Balance at March 31,	$335	$383	$349

The Company does not expect its unrecognized tax benefit to change significantly during the next twelve months.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Acquisition related

The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At March 31, 2012, the present value of the future consideration was $8.2 million and the contractual non-compliance liability was $700 thousand.

Legal

From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on NetScout’s financial position or results of operations.

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during FY 2012. NetScout believes it did not benefit from any of the transactions uncovered and that the amounts involved are not believed at this time to be material. It is possible that the U.S. Department of Justice and/or the California State Attorney General may conduct an investigation into the matter. NetScout is cooperating fully and intends to provide any requested information if asked. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout. The Company determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of March 31, 2012.

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $5.6 million, $5.6 million and $6.5 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

As of March 31, 2012, future non-cancelable minimum lease commitments (including office space, copiers and automobiles) are as follows (in thousands):

Year Ending March 31,
2013	$4,639
2014	3,652
2015	3,725
2016	3,765
2017	3,755
Remaining years	19,357

Total minimum lease payments	$38,893

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION

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

Total revenue by geography is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$230,359	$211,711	$189,517
Europe	32,998	37,921	35,072
Asia	17,637	16,260	13,694
Rest of the world	27,685	24,648	22,059

	$308,679	$290,540	$260,342

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

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements. In May 2012, the Company was notified that a total of $17.6 million in auction rate security holdings would be settled at par on June 1, 2012. As a result, the Company has reclassified $17.6 million from long-term marketable securities to short-term marketable securities on its consolidated balance sheet.

No other material subsequent events have occurred since March 31, 2012 that required recognition or disclosure in these financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 20 – QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2012 and 2011. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	(in thousands, except per share data)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2012	2011	2011	2011	2011	2010	2010	2010
Revenue	$89,462	$83,297	$72,624	$63,296	$77,980	$76,336	$69,413	$66,811
Gross profit	$70,502	$66,058	$57,047	$49,400	$61,593	$60,244	$55,106	$52,236
Net income	$12,947	$10,031	$7,051	$2,399	$10,771	$11,101	$8,248	$7,145
Diluted net income per share	$0.30	$0.24	$0.17	$0.06	$0.25	$0.26	$0.19	$0.17

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Year	Additions Resulting in Charges to Operations	Charges to Other Accounts		Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2010
Allowance for doubtful accounts	$572	$187	$0		$(332)	$427
Deferred tax asset valuation allowance	$249	$0	$0		$0	$249
Year ended March 31, 2011
Allowance for doubtful accounts	$427	$8	$35		$(124)	$346
Deferred tax asset valuation allowance	$249	$0	$0		$0	$249
Year ended March 31, 2012
Allowance for doubtful accounts	$346	$96	$63		$(279)	$226
Deferred tax asset valuation allowance	$249	$0	$3,280	(1)	$0	$3,529

(1)	Recorded in connection with the acquisition of Psytechnics.

S-1

NetScout Systems, Inc

Index to Exhibits

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2, 4.2	Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K filed on December 5, 2011 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.1*	Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).

10.2	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on September 19, 2006 and incorporated herein by reference).

10.4*	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference).

10.5*	Amendment No. 1 to Agreement Relating to Employment, dated February 2, 2007, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 and incorporated herein by reference).

10.6*	Amendment No. 2 to Agreement Relating to Employment, dated December 22, 2008, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 and incorporated herein by reference).

10.7*	NetScout 2007 Equity Incentive Plan. (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).

10.8*	NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8 (No. 333-148364) and incorporated herein by reference).

10.9	Credit and Security Agreement, dated as of November 22, 2011, by and among NetScout Systems, Inc., KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto. (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on December 31, 2007 and incorporated herein by reference).

10.10*	Form of Severance Agreement for Executive Officers (filed as Exhibit 10.17 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference).

10.11*	Form of Severance Agreement for Executive Officers (change of control only) (filed as Exhibit 10.18 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference).

10.12	First Amendment Agreement, dated as of December 4, 2009, to the Credit and Security Agreement, dated as of December 21, 2007, by and among NetScout, Keybank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 and incorporated herein by reference).

10.13	Amendment Agreement, dated August 12, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference).

10.14*	NetScout Systems, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Appendix A of the Company definitive proxy statement filed with the SEC on July 26, 2011 (file no. 000-26251)).

10.15*	NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference).

10.16*	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference).

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.