Form 10-Q
period 2012-06-30
NETSCOUT SYSTEMS INC
filed 2012-08-03
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 27, 2012 was 41,711,188.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$135,025	$117,255
Marketable securities	74,517	79,617
Accounts receivable, net of allowance for doubtful accounts of $565 and $226 at June 30, 2012 and March 31, 2012, respectively	38,809	69,795
Inventories	7,494	8,021
Prepaid income taxes	4,939	4,600
Deferred income taxes	4,336	4,237
Prepaid expenses and other current assets	5,588	6,162

Total current assets	270,708	289,687
Fixed assets, net	17,029	16,457
Goodwill	169,522	170,384
Intangible assets, net	52,452	54,685
Deferred income taxes	15,385	17,892
Long-term marketable securities	29,690	16,644
Other assets	1,840	2,008

Total assets	$556,626	$567,757

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,106	$7,539
Accrued compensation	19,119	23,050
Accrued other	5,799	6,235
Current portion of contingent liabilities	3,775	3,774
Deferred revenue	88,759	93,493

Total current liabilities	125,558	134,091
Other long-term liabilities	2,161	2,347
Deferred tax liability	1,330	1,410
Accrued long-term retirement benefits	1,933	1,990
Long-term deferred revenue	18,005	18,722
Long-term debt, net of current portion	62,000	62,000
Contingent liabilities, net of current portion	3,657	4,828

Total liabilities	214,644	225,388

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2012 and March 31, 2012	0	0
Common stock, $0.001 par value:
150,000,000 shares authorized; 48,401,084 and 48,185,731 shares issued and 41,709,141 and 41,814,191 shares outstanding at June 30, 2012 and March 31, 2012, respectively	48	48
Additional paid-in capital	239,455	237,289
Accumulated other comprehensive income (loss)	(936)	212
Treasury stock at cost, 6,691,943 and 6,371,540 shares at June 30, 2012 and March 31, 2012, respectively	(62,445)	(56,032)
Retained earnings	165,860	160,852

Total stockholders’ equity	341,982	342,369

Total liabilities and stockholders’ equity	$556,626	$567,757

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenue:
Product	$40,262	$29,531
Service	36,099	33,765

Total revenue	76,361	63,296

Cost of revenue:
Product	10,070	7,647
Service	6,793	6,249

Total cost of revenue	16,863	13,896

Gross profit	59,498	49,400

Operating expenses:
Research and development	14,077	11,320
Sales and marketing	30,149	26,772
General and administrative	6,557	6,534
Amortization of acquired intangible assets	586	482
Restructuring charges	(87)	0

Total operating expenses	51,282	45,108

Income from operations	8,216	4,292
Interest and other income (expense), net:
Interest income	116	99
Interest expense	(296)	(500)
Other income (expense), net	(176)	2

Total interest and other income (expense), net	(356)	(399)

Income before income tax expense	7,860	3,893
Income tax expense	2,852	1,494

Net income	$5,008	$2,399

Basic net income per share	$0.12	$0.06
Diluted net income per share	$0.12	$0.06
Weighted average common shares outstanding used in computing:
Net income per share - basic	41,742	42,608
Net income per share - diluted	42,453	43,343

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Net income.	$5,008	$2,399
Other comprehensive income:
Unrealized gain on cash equivalents, marketable securities and restricted investment, net of tax benefit of $73 and $17	84	89
Unrealized gain (loss) on hedge contracts, net of tax benefit of $98 and $4	(158)	5
Cumulative translation adjustments	(1,074)	0

Other comprehensive income	(1,148)	94

Comprehensive income	$3,860	$2,493

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,008	$2,399
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	4,375	3,781
Loss on disposal of fixed assets	24	70
Deal related compensation expense and accretion charges	76	0
Share-based compensation expense associated with equity awards	2,247	2,159
Net change in fair value of contingent and contractual liabilities	135	0
Deferred income taxes	2,434	230
Other gains	7	0
Changes in assets and liabilities
Accounts receivable	30,911	21,899
Inventories	(56)	(2,230)
Prepaid expenses and other assets	142	(1,511)
Accounts payable	914	(3,147)
Accrued compensation and other expenses	(4,718)	(9,268)
Deferred revenue	(5,375)	(9,627)

Net cash provided by operating activities	36,124	4,755

Cash flows from investing activities:
Purchase of marketable securities	(58,671)	(40,595)
Proceeds from maturity of marketable securities	50,882	32,253
Purchase of fixed assets	(2,721)	(2,143)
Acquisition of businesses, net of cash acquired	0	(16,945)

Net cash provided by (used in) investing activities	(10,510)	(27,430)

Cash flows from financing activities:
Issuance of common stock under stock plans	14	146
Payment of contingent consideration	(1,516)	0
Treasury stock repurchases	(6,413)	(1,426)
Repayment of long-term debt	0	(3,750)
Excess tax benefit from share-based compensation awards	54	10

Net cash used in financing activities	(7,861)	(5,020)

Effect of exchange rate changes on cash and cash equivalents	17	0

Net increase (decrease) in cash and cash equivalents	17,770	(27,695)
Cash and cash equivalents, beginning of period	117,255	67,168

Cash and cash equivalents, end of period	$135,025	$39,473

Supplemental disclosure of non-cash activities:
Cash paid for interest	$248	$431
Cash paid for income taxes	$973	$3,197
Non-cash transactions:
Transfers of inventory to fixed assets	$583	$1,564
Additions to property, plant and equipment included in accounts payable	$232	$648
Gross decrease in contractual liability relating to fair value adjustment	$(135)	$0
Gross increase in contingent consideration liability relating to fair value adjustment	$270	$0

The accompanying notes are an integral part of these consolidated financial statements, see Note 1.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recent Accounting Pronouncements

On April 1, 2012, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update 2011-05: Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. These consolidated financial statements include separate Consolidated Statements of Comprehensive Income.

In December 2011, the FASB issued ASU 2011-11: Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (the fourth quarter of fiscal year 2013 for the Company). The adoption of ASU 2011-11 will impact financial statement presentation only; accordingly, it will have no impact on the Company’s financial condition, results of operations, or cash flows.

Revision of Previously Reported Amounts

As previously disclosed, during the three-month interim period ended September 30, 2011, the Company identified errors in the presentation of its Consolidated Statement of Cash Flows for prior fiscal periods. Transfers from inventory to fixed assets were presented as cash outflows within the Purchase of fixed assets line and cash inflows within the Inventories line of the Consolidated Statement of Cash Flows. Such items should have been netted down within the Consolidated Statement of Cash Flows and disclosed as a non-cash activity. The Company revised the amounts related to cash provided by operating activities and cash provided by (used in) investing activities in its Consolidated Statement of Cash Flows to correct for these immaterial errors. The Company has detailed the adjustments to the prior period below:

Three Months Ended June 30, 2011
Net cash provided by operating activities:
As reported	$6,319
As adjusted	4,755

Change	$1,564

Net cash used in investing activities:
As reported	$(28,994)
As adjusted	(27,430)

Change	$1,564

The Company has concluded that the errors described above were immaterial to the period presented above. These errors had no effect on net income or net income per share.

NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable, are stated at cost, plus accrued interest where applicable, which approximates fair value. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.

At June 30, 2012, the Company had one customer which accounted for more than 10% of the accounts receivable balance. At March 31, 2012, no one direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance. During the three months ended June 30, 2012 and 2011, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant non-performance by its customers nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral.

NOTE 3 – SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expense (in thousands):

	Three Months Ended June 30,
	2012	2011
Cost of product revenue	$49	$47
Cost of service revenue	66	65
Research and development	644	577
Sales and marketing	718	770
General and administrative	770	700

	$2,247	$2,159

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2012 and March 31, 2012.

Marketable Securities

The following is a summary of marketable securities held by NetScout at June 30, 2012 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$26,711	$14	$26,725
Commercial paper	32,359	2	32,361
Corporate bonds	12,222	(4)	12,218
Certificates of deposit	3,214	(1)	3,213

Total short-term marketable securities	74,506	11	74,517

U.S. government and municipal obligations	28,161	(15)	28,146
Corporate bonds	1,545	(1)	1,544

Total long-term marketable securities	29,706	(16)	29,690

Total marketable securities	$104,212	$(5)	$104,207

The following is a summary of marketable securities held by NetScout at March 31, 2012, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$17,779	$20	$17,799
Commercial paper	22,469	0	22,469
Corporate bonds	18,531	(1)	18,530
Certificates of deposit	3,208	(1)	3,207
Auction rate securities	17,612	0	17,612

Total short-term marketable securities	79,599	18	79,617

Auction rate securities	1,651	(190)	1,461
U.S. government and municipal obligations	13,828	8	13,836
Corporate bonds	1,345	2	1,347

Total long-term marketable securities	16,824	(180)	16,644

Total marketable securities	$96,423	$(162)	$96,261

Contractual maturities of the Company’s marketable securities held at June 30, 2012 and March 31, 2012 were as follows (in thousands):

	June 30, 2012	March 31, 2012
Available-for-sale securities:
Due in 1 year or less	$74,517	$79,617
Due after 1 year through 5 years	29,690	15,183
Due after 10 years	0	1,461

	$104,207	$96,261

During the quarter ended June 30, 2012, redemptions by the issuers for the Company’s remaining auction rate securities totaling $19.3 million were settled at par, $17.6 million of which was classified under current marketable securities as of March 31, 2012 and another $1.7 million redeemed at par from long-term marketable securities. As a result of the settlements, during the three months ended June 30, 2012, the Company reversed the remaining valuation reserve of $190 thousand ($117 thousand, net of tax) previously recorded within accumulated other comprehensive income (loss) on the balance sheet. The Company held no investments in auction rate securities at June 30, 2012.

At March 31, 2012, the Company valued its long-term auction rate securities at fair value using a discounted cash flow model. The Company valued the portion of auction rate securities in short-term marketable securities scheduled for redemption at par which represented fair value. The discounted cash flow model estimated future interest income using maximum rate formulas applicable to each of these securities which consider historical spreads for benchmark rates included in these formulas as well as rates for U.S. Treasuries. The model then discounted the estimated future interest income using a risk based discount rate that considered known U.S. Treasury yields as of March 31, 2012, historical spreads in comparison to U.S. Treasuries, and a liquidity risk premium. As these securities had retained investment grade credit ratings with Standard and Poor’s, the Company had not applied a credit spread to its discount rate.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial assets and liabilities using the fair value hierarchy as of June 30, 2012 and March 31, 2012. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Fair Value Measurements at June 30, 2012 Using
ASSETS:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$135,025	$0	$0	$135,025
U.S. government and municipal obligations	54,871	0	0	54,871
Commercial paper	0	32,361	0	32,361
Corporate bonds	13,762	0	0	13,762
Certificate of deposits	0	3,213	0	3,213
Derivative financial instruments	0	8	0	8

	$203,658	$35,582	$0	$239,240

LIABILITIES:
Contingent consideration	$0	$0	$(7,043)	$(7,043)
Contingent contractual non-compliance liability	0	0	(565)	(565)
Derivative financial instruments	0	(287)	0	(287)

	$0	$(287)	$(7,608)	$(7,895)

	Fair Value Measurements at March 31, 2012 Using
ASSETS:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$117,255	$0	$0	$117,255
U.S. government and municipal obligations	31,635	0	0	31,635
Commercial paper	0	22,469	0	22,469
Corporate bonds	19,877	0	0	19,877
Certificate of deposits	0	3,207	0	3,207
Auction rate securities	0	17,612	1,461	19,073
Derivative financial instruments	0	150	0	150

	$168,767	$43,438	$1,461	$213,666

LIABILITIES:
Contingent consideration	$0	$0	$(8,213)	$(8,213)
Contingent contractual non-compliance liability	0	0	(700)	(700)
Derivative financial instruments	0	(166)	0	(166)

	$0	$(166)	$(8,913)	$(9,079)

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

The Company’s Level 2 investments are classified as such because fair value is being calculated using data from similar but not identical sources, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company’s short-term auction rate securities at March 31, 2012 were classified as Level 2 since the amounts were based upon redemption notices for an inactive market. The Company’s derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. Commercial paper and certificate of deposits are classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value. For further information on the Company’s derivative instruments refer to Note 9.

The Company’s long-term auction rate securities at March 31, 2012 were classified as Level 3 in the fair value hierarchy due to the limited market data for pricing these securities and the subjective factors considered to create a liquidity discount. The Company’s contingent purchase consideration and contingent contractual non-compliance liability are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. The Company has elected to account for the contractual non-compliance liability at fair value. This election has been made as both contingent liabilities are related. The fair value election created parity between the two items during the settlement period. These liabilities are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the three months ended June 30, 2012 (in thousands):

	Auction Rate Securities	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$1,461	$(8,213)	$(700)
Change in fair value (included within research and development expense)	0	(346)	135
ARSs redeemed by issuers at par	(1,650)	0	0
Unrealized gains included in accumulated other comprehensive income (loss)	190	0	0
Unrealized gain (loss) included in earnings	(1)	0	0
Payments	0	1,516	0

Balance at end of period	$0	$(7,043)	$(565)

The Company has re-measured the fair value of the contingent liability at June 30, 2012 and recognized an adjustment to fair value of $211 thousand as part of earnings.

During the quarter ended June 30, 2012, the Level 3 liabilities were adjusted by $135 thousand related to the contractual non-compliance liability. This adjustment increased the contingent purchase consideration and decreased the contingent contractual non-compliance liability. All amounts were accurately reflected in purchase accounting and there was no impact to earnings in the post acquisition period.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	June 30, 2012	March 31, 2012
Raw materials	$3,218	$4,083
Work in process	311	363
Finished goods	3,965	3,575

	$7,494	$8,021

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

In the fiscal year ended March 31, 2012, the Company completed the acquisitions of Psytechnics, Ltd (Psytechnics), Fox Replay BV (Replay) and Simena, LLC (Simena) described more fully in Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. During the three months ended June 30, 2012, the Company recorded $4.6 million of revenue directly attributable to the acquisitions of Simena and Replay.

Simena

On November 18, 2011, the Company completed the acquisition of Simena for $10.1 million. Simena’s results of operations have been included in our consolidated financial statements since that date.

In connection with the acquisition of Simena, the Company became obligated to pay the seller up to $10.8 million in additional purchase consideration subject to adjustment based on the final determination of certain assets and liabilities. As a result, a majority of the changes to the value of the contingent consideration would be expected to have an offsetting impact on the recorded values of the assets and liabilities assumed as part of the transaction. Additionally, the Company is working with the seller to get additional information on such assets and liabilities. The Company will continue to refine its estimates of fair value related to these items in the next four months. Certain information was not available in the reporting period as Simena had not previously created GAAP basis financial statements and the analysis which would underlie estimates thereto.

The contingent liability was recorded at its fair value of $8.0 million at the acquisition date. The Company has re-measured the fair value at June 30, 2012 and will re-measure the fair value of the consideration at each subsequent reporting period and recognize any adjustment to fair value as part of earnings.

Replay

On October 3, 2011, the Company completed the acquisition of Replay for $20.2 million. Replay’s results of operations have been included in our consolidated financial statements since that date.

Psytechnics

On April 1, 2011, the Company completed the acquisition of Psytechnics for $17.0 million. Psytechnics’ results of operations have been included in our consolidated financial statements since that date.

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and Psytechnics, Replay and Simena for the three months ended June 30, 2011, giving effect to the mergers as if they occurred on April 1, 2011 (in thousands, except per share data):

Three Months Ended June 30, 2011
Pro forma revenue	$65,064
Pro forma net income	$3,004
Pro forma income per share
Basic	$0.07
Diluted	$0.07
Pro forma shares outstanding
Basic	42,608
Diluted	43,343

The pro forma results for the three months ended June 30, 2011 primarily includes adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was $169.5 million and $170.4 million as of June 30, 2012 and March 31, 2012. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

June 30, 2012
Balance as of March 31, 2012	$170,384
Foreign currency translation impact	(862)

Balance as of June 30, 2012	$169,522

Intangible Assets

The net carrying amounts of intangible assets were $52.5 million and $54.7 million as of June 30, 2012 and March 31, 2012, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets consist of the following as of June 30, 2012 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$24,857	$(19,185)	$5,672
Customer relationships	32,675	(9,045)	23,630
Indefinite lived trade name	18,600	0	18,600
Core technology	4,642	(466)	4,176
Net beneficial leases	336	(334)	2
Non-compete agreements	324	(83)	241
Other	275	(144)	131

	$81,709	$(29,257)	$52,452

Intangible assets consist of the following as of March 31, 2012 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$24,919	$(17,943)	$6,976
Customer relationships	32,754	(8,492)	24,262
Indefinite lived trade name	18,600	0	18,600
Core technology	4,760	(306)	4,454
Net beneficial leases	336	(334)	2
Non-compete agreements	343	(57)	286
Other	200	(95)	105

	$81,912	$(27,227)	$54,685

Amortization of software and core technology included as cost of product revenue was $1.5 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. Amortization of other intangible assets included as operating expense was $635 thousand and $482 thousand for the three months ended June 30, 2012 and 2011, respectively.

The following is the expected future amortization expense as of June 30, 2012 for the years ended March 31 (in thousands):

2013 (remaining nine months)	$4,417
2014	4,070
2015	3,836
2016	3,507
2017	3,237
Thereafter	14,785

$33,852

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of June 30, 2012 and March 31, 2012 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Derivatives Designated as Hedging Instruments:
Forward contracts	$12,876	$11,203	$8	$150	$287	$166

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2012 and June 30, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	June 30, 2012	June 30, 2011	Location	June 30, 2012	June 30, 2011	Location	June 30, 2012	June 30, 2011
Forward contracts….	$439	$(184)	Research and development	$148	$(14)	Research and development	$(40)	$(56)
			Sales and marketing	35	(161)	Sales and marketing	(2)	(4)

	$439	$(184)		$183	$(175)		$(42)	$(60)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT

On November 22, 2011, the Company entered into a new credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a

$250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. On the same date, the Company drew down approximately $62 million to repay its existing indebtedness under the Company’s previous credit facility, and for the payment of various closing-related fees and expenses. The credit facility under the Credit Agreement matures on November 21, 2016.

At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a rate per annum equal to the highest of (1) KeyBank’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) one hundred (100.00) basis points in excess of the London Interbank Offered Rate for one-month interest periods, or the Base Rate; or (b) the one-, two-, three-, or six-month per annum London InterBank Offered Rate (LIBOR), as selected by the Company, multiplied by the statutory reserve adjustment, or collectively, the Eurodollar Rate, in each case plus an applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable Base Rate margin. Beginning with the delivery of the Company’s financial statements for the quarter ended December 31, 2011, the applicable margin began to depend on the Company’s leverage ratio, ranging from 100 basis points for Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 25 basis points for Base Rate loans and 125 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less. The Company’s consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA). Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to certain non-cash charges not related to acquisitions, restructuring charges, deferred revenue revaluation, and certain non-cash stock-based expenses, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.

The Credit Agreement provides for payments of interest only during its 5 year term. Interest on Base Rate loans is payable at the end of each calendar quarter. Interest on Eurodollar Rate loans is payable at the end of each interest rate period and at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. As of June 30, 2012, the interest rate on the outstanding revolving loans was 1.500%, and the Company expects this to be the rate in effect until July 25, 2012. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.

The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of June 30, 2012, the Company was in compliance with all covenants.

NOTE 11 – RESTRUCTURING CHARGES

During the fiscal year ended March 31, 2012, the Company implemented a plan to restructure parts of its general and administrative organization to centralize operations as well as its international sales organization to better align resources with forecasted sales opportunities. As a result of the restructuring program, the Company eliminated 12 employees. The Company recorded $603 thousand of restructuring charges during the year ended March 31, 2012 related to severance costs to be paid to employees.

The restructuring liability consists of the following (in thousands):

Employee Severance
Balance at March 31, 2012	$360
Other adjustments	(87)
Cash payments	(273)

Balance at June 30, 2012	$0

The accrual for employee related severance as of March 31, 2012 was included as accrued compensation in the Company’s consolidated balance sheet.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Acquisition related - The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At June 30, 2012, the present value of the future consideration was $7.0 million and the contractual non-compliance liability was $565 thousand.

Legal - From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and that the amounts involved are not believed to be material. The California State Attorney General is conducting an investigation into the matter. NetScout is cooperating fully and is providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and the Company has been informed by the Department of Justice that it does not intend to take any action against NetScout. The Company determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of June 30, 2012.

NOTE 13 – TREASURY STOCK

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2012, the Company had repurchased a total of 2,006,293 shares of common stock through the open market stock repurchase program. The Company repurchased 249,499 shares for $4.9 million under the program during the three months ended June 30, 2012.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 70,904 shares for $1.5 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2012. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 14 – NET INCOME PER SHARE

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended June 30,
	2012	2011
Basic:
Net income	$5,008	$2,399

Weighted average common shares outstanding	41,742	42,608

Basic net income per share	$0.12	$0.06

Diluted:
Net income	$5,008	$2,399

Weighted average common shares outstanding	41,742	42,608
Weighted average stock options	135	547
Weighted average restricted stock units	576	188

Diluted weighted average shares	42,453	43,343

Diluted net income per share	$0.12	$0.06

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands)

	Three Months Ended June 30,
	2012	2011
Restricted stock units	71	80

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

NOTE 15 – INCOME TAXES

The estimated annual effective tax rate as of June 30, 2012 for fiscal year 2013 is 36.3%, compared to an estimated annual effective rate of 34.5% as of June 30, 2011 for fiscal year 2012. Generally, the estimated annual effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to acquisition related items, tax reserves, the expiration of the research and development credit and differences in tax rates in foreign jurisdictions as compared to the United States.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports revenues and income under one reportable segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.

Total revenue by geography is as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
United States	$55,095	$46,240
Europe	10,432	7,601
Asia	4,271	4,258
Rest of the world	6,563	5,197

	$76,361	$63,296

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

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements.

On July 20, 2012 the Company acquired certain assets, technology and employees of Accanto Systems, S.r.l. (Accanto), a supplier of service assurance solutions for telecommunication service providers which enables carriers to monitor and manage the delivery of voice services over converged, next generation telecom architectures. Accanto’s technology is synergistic with the Company’s packet flow strategy and brings voice service monitoring capabilities for legacy environments and for next generation network voice services.

The transaction will be accounted for under the acquisition method of accounting with the operations of Accanto included in the Company’s operating results from the date of acquisition. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2012 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

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

During the quarter ended June 30, 2012, we released nGenius Forensic Intelligence, a new analysis module resulting from NetScout’s acquisition of Fox Replay BV (Replay) that enables network operations and information security teams to accelerate the forensic analysis of network traffic with automated, accurate and contextual session reconstruction and visual replay for security focused investigations.

On July 20, 2012, we announced the acquisition of certain assets, technology and employees from Accanto Sytems, S.r.l. (Accanto). Accanto provides service assurance for telecommunication service providers enabling carriers to monitor and manage the delivery of voice services over converged, next generation network architectures. This technology is synergistic with our packet flow strategy and brings voice service monitoring capabilities for legacy voice environments and for next generation network voice services, including voice over IP (VoIP) and voice over long-term evolution (VoLTE) for 4G wireless networks.

Results Overview

During the quarter ended June 30, 2012, net income and net income per share increased 109% and 100%, respectively compared to the same period in the prior year due to the increase in revenue.

We saw continued growth during the quarter ended June 30, 2012, with product revenue growth of 36% and overall revenue growth of 21% compared to the same period in the prior year.

Bookings increased by 27% during the quarter ended June 30, 2012 when compared to the same period in the prior year with strength across all of our vertical markets. New business bookings for the service provider sector grew 18% during the quarter ended June 30, 2012 as a result of our investment and expansion to service providers on a global basis as well as LTE deployments from the major carriers. New business bookings for the financial sector grew 65% during the quarter ended June 30, 2012 despite weakness within the European region. New business bookings for our enterprise sector increased by 12% as a result of our recent acquisitions. New business bookings in our government sector increased by 115% as the government continued its buying after a slow down during the quarter ended June 30, 2011.

We ended the quarter ended June 30, 2012 with backlog of $11.1 million.

We continue to maintain strong liquidity. At June 30, 2012, we had cash, cash equivalents and marketable securities of $239.2 million. This represents an increase of $25.7 million from March 31, 2012.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we supplement the financial measures by providing non-GAAP measures relating to revenue and net income per diluted share. Non-GAAP results eliminate the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation and removing expenses related to the amortization of acquired intangible assets, the GAAP effects of stock-based compensation, and restructuring charges. Non-GAAP results also exclude certain expenses relating to acquisitions including compensation for post combination services and business development charges. Non-GAAP results also exclude the related impact of all these adjustments on the provision for income taxes.

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

Management believes these non-GAAP financial measures enhance the reader’s overall understanding of NetScout’s current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how NetScout plans and measures its own business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own would not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provide useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011
GAAP revenue	$76,361	$63,296
Deferred revenue fair value adjustment	138	20

Non-GAAP revenue	$76,499	$63,316

GAAP net income	$5,008	$2,399
Deferred revenue fair value adjustment	138	20
Share based compensation expense	2,247	2,159
Amortization of acquired intangible assets	2,003	1,580
Business development and integration expense	357	602
Compensation for post combination services	372	0
Restructuring charges	(87)	0
Income tax adjustments	(1,911)	(1,295)

Non-GAAP net income	$8,127	$5,465

GAAP diluted net income per share	$0.12	$0.06
Share impact of non-GAAP adjustments identified above	0.07	0.07

Non-GAAP diluted net income per share	$0.19	$0.13

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

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	revenue recognition;
•	valuation of goodwill and acquired intangible assets; and
•	share-based compensation.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission (SEC) on May 25, 2012, for a description of all critical accounting policies.

Three Months Ended June 30, 2012 and 2011

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$40,262	53%	$29,531	47%	$10,731	36%
Service	36,099	47	33,765	53	2,334	7%

Total revenue	$76,361	100%	$63,296	100%	$13,065	21%

Product. The 36%, or $10.7 million, increase in product revenue was due to a $6.1 million increase in revenue from our service provider sector, a $1.9 million increase in our financial enterprise sector, a $1.5 million increase in our government enterprise sector and a $1.2 million increase in our general enterprise sector. Compared to the same period in the prior year, we realized a 43% increase in units shipped, while the average selling price per unit of our products decreased approximately 1%. Product migration from our Probe family to our higher priced Infinistream family has continued. However, the introduction of the Packet Flow Switch at a lower price point has caused the slight decrease in average selling price.

We expect revenue growth to continue to accelerate within the service provider sector as we anticipate further gains due to acceptance of our LTE solution within our large service provider carriers.

Service. The 7%, or $2.3 million, increase in service revenue was due to a $2.3 million increase in revenue from maintenance contracts due to increased new maintenance and renewals from a growing support base and a $409 thousand increase in premium support contracts. This was partially offset by a $393 thousand decrease in training revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Indirect	$38,031	50%	$34,254	54%	$3,777	11%
Direct	38,330	50	29,042	46	9,288	32%

Total revenue	$76,361	100%	$63,296	100%	$13,065	21%

The 11%, or $3.8 million, increase in indirect channel revenue is the result of the increase in sales in Europe to our service provider customers. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 32%, or $9.3 million, increase in direct channel revenue is the result of increased domestic revenue from our service provider, general enterprise and financial enterprise customers.

Total revenue by geography is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
United States	$55,095	72%	$46,240	73%	$8,855	19%

International:
Europe	10,432	14	7,601	12	2,831	37%
Asia	4,271	6	4,258	7	13	0%
Rest of the world	6,563	8	5,197	8	1,366	26%

Subtotal international	21,266	28	17,056	27	4,210	25%

Total revenue	$76,361	100%	$63,296	100%	$13,065	21%

United States revenues increased 19%, or $8.9 million, as a result of an increase in our service provider, general enterprise and financial enterprise sectors. The 25%, or $4.2 million, increase in international revenue is primarily due to an increase in our service provider sector in Europe and the Rest of the world. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$10,070	13%	$7,647	12%	$2,423	32%
Service International:	6,793	9	6,249	10	544	9%

Total cost of revenue	$16,863	22%	13,896	22%	2,967	21%

Gross profit:
Product $	$30,192	40%	$21,884	35%	8,308	38%
Product gross profit %	75%		74%		1%
Service $	29,306	38%	27,516	43%	1,790	7%
Service gross profit %	81%		81%		0%

Total gross profit $	$59,498		$49,400		$10,098	20%

Total gross profit %	78%		78%		0%

Product. The 32%, or $2.4 million, increase in cost of product revenue was primarily due to the 36% increase in product revenue during the three months ended June 30, 2012. Amortization of software and core technology included as cost of product revenue increased by $319 thousand for the three months ended June 30, 2012. The product gross profit percentage increased by one point to 75% during the three months ended June 30, 2012. This increase was primarily due to favorable overhead absorption and lower discounting, offset by the increase in amortization of software and core technology. Average headcount in manufacturing was 27 and 28 for the three months ended June 30, 2012 and 2011, respectively.

Service. The 9%, or $544 thousand, increase in cost of service revenue was due to a $295 thousand increase in employee related expenses resulting from increased headcount to support our growing installed base and a $93 thousand increase in allocated overhead costs. The 7%, or $1.8 million, increase in service gross profit corresponds with the 7%, or $2.3 million, increase in service revenue, offset by the 9%, or $544 thousand, increase in cost of services. The service gross profit percentage remained flat at 81% for the quarter ended June 30, 2012. Average service headcount was 138 and 118 for the three months ended June 30, 2012 and 2011, respectively.

Gross profit. Our gross profit increased 20%, or $10.1 million. This increase is attributable to our increase in revenue of 21%, or $13.1 million, offset by a 21%, or $3.0 million, increase in cost of revenue. The gross margin percentage remained flat at 78% for the three months ended June 30, 2012 and 2011.

Operating Expenses

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Research and development	$14,077	18%	$11,320	18%	$2,757	24%
Sales and marketing	30,149	39	26,772	42	3,377	13%
General and administrative	6,557	9	6,534	10	23	0%
Amortization of acquired intangible assets	586	1	482	1	104	22%
Restructuring charges	(87)	0	0	0	(87)	(100%)

Total operating expenses	$51,282	67%	$45,108	71%	$6,174	14%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 24%, or $2.8 million, increase in research and development expenses is due to a $1.9 million increase in employee related expenses, due to increased headcount and incentive compensation, a $372 thousand increase in compensation for post combination services related to the acquisition of Replay, a $183 thousand increase in foreign currency losses and a $149 thousand increase in office expenses due to the acquisition of Replay. Average headcount in research and development was 300 and 273 for the three months ended June 30, 2012 and 2011, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 13%, or $3.4 million, increase in total sales and marketing expenses was due to a $1.2 million increase in commission expense related to the increase in revenue, a $976 thousand increase in expenses related to the

NetScout user conference as this was not held during the quarter ended June 30, 2011, a $322 increase in employee related expenses, a $253 thousand increase in recruiting costs, a $243 thousand increase in sales meeting expenses and a $170 thousand increase in trade show expenses. Average headcount in sales and marketing was 315 and 312 for the three months ended June 30, 2012 and 2011, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The $23 thousand, increase in general and administrative expenses was due to a $543 thousand increase in employee related expenses related to an increase in headcount and increased incentive compensation. This increase was offset by a $238 thousand decrease in business development costs associated with the acquisitions, a $69 thousand decrease in expenses related to capitalized software and a $66 thousand decrease in outside services. Average headcount in general and administrative was 110 and 116 for the three months ended June 30, 2012 and 2011, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of Simena, Replay, Psytechnics and Network General Central Corporation.

Restructuring charges. During the quarter ended June 30, 2012, we reversed $87 thousand of restructuring charges from what was initially recorded during the year ended March 31, 2012 due to a change in estimate and the impacts of foreign exchange.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(356)	(0%)	$(399)	(1%)	$43	11%

The 11%, or $43 thousand, decrease in interest and other income (expense), net was due to a $204 thousand decrease in interest expense due to a decrease in the interest rate and principal amounts outstanding associated with our debt as well as a $17 thousand increase in interest income. During the quarters ended June 30, 2012 and 2011, the average interest rates on our outstanding debt were 1.50% and 2.50%, respectively. This decrease to interest and other income (expense) was partially offset by a $49 thousand increase in foreign currency transaction expense.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of June 30, 2012 for fiscal year 2013 is 36.3%, compared to an estimated annual effective tax rate of 34.5% as of June 30, 2011 for fiscal year 2012. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to acquisition related items, tax reserves, the expiration of the research and development credit and differences in tax rates in foreign jurisdictions as compared to the United States.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Income tax expense	$2,852	4%	$1,494	2%	$1,358	91%

Net Income. Net income for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Net income	$5,008	7%	$2,399	4%	$2,609	109%

The 109%, or $2.6 million, increase in net income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was largely attributable to the $10.1 million increase in total gross profit, offset by a $6.2 million increase in operating expenses mainly due to increased employee related expenses as a result of increased headcount and incentive compensation, sales commissions as a result of increased revenue and increased expenses for the NetScout user conference, sales meeting and trade show costs and a $1.4 million increase in the income tax provision.

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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At June 30, 2012, the present value of the future consideration was $7.0 million and the contractual non-compliance liability was $565 thousand.

As disclosed in Item 1, in March 2012, we uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. We believe we did not benefit from any of the transactions uncovered and that the amounts involved are not believed to be material. The California State Attorney General is conducting an investigation into the matter. We are cooperating fully and are providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and we have been informed by the Department of Justice that it does not intend to take any action against NetScout. We determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of June 30, 2012.

Backlog

Our combined product backlog at June 30, 2012, consisting of unshipped orders and deferred product revenue, was $11.1 million compared to $13.0 million at March 31, 2012. Due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	June 30, 2012	March 31, 2012
Cash and cash equivalents	$135,025	$117,255
Short-term marketable securities	74,517	79,617
Long-term marketable securities	29,690	16,644

Cash, cash equivalents and marketable securities	$239,232	$213,516

Cash and cash equivalents were impacted by the following:

	Three Months Ended June 30, (Dollars in Thousands)
	2012	2011
Net cash provided by operating activities	$36,124	$4,755
Net cash used in investing activities	$(10,510)	$(27,430)
Net cash used in financing activities	$(7,861)	$(5,020)

Cash, cash equivalents and marketable securities

At June 30, 2012 cash, cash equivalents and marketable securities totaled $239.2 million, up $25.7 million from $213.5 million at March 31, 2012. due primarily to $36.1 million of cash provided by operating activities in the three months ended June 30, 2012, offset by $6.4 million of cash used to repurchase shares of our common stock and $2.7 million of cash used for capital expenditures. Cash provided by operating activities also included outflows related to the payout of our annual bonus and the payment of sales commissions for year-end sales activity.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At June 30, 2012, cash and short-term investments in the United States was approximately $235 million, while cash held offshore was approximately $4 million.

Net cash provided by operating activities

Cash provided by operating activities was $36.1 million during the three months ended June 30, 2012, compared to $4.8 million of cash provided by operating activities in the three months ended June 30, 2011. This $31.3 million increase was due to acceleration of collections on accounts receivables, which had a $9.0 million favorable impact in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Cash collections on accounts receivable was strong with days sales outstanding of 45 days as of the end of the first quarter of fiscal year 2013 compared to 65 days at March 31, 2012 and 57 days at the end of the first quarter of fiscal year 2012. In addition, there was a $4.6 million improvement from accrued compensation and other expenses during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011 largely due to the timing of accruals for incentive compensation as a result of achieving performance-based targets during the first quarter while such targets were not achieved in the three months ended June 30, 2011, accruals for the employee stock purchase plan which began in March 2012, as well as accrued commissions. Additionally, there was a $4.3 million increase in deferred revenue as a result of an increase in deferred maintenance, a $4.1 million increase from accounts payable due to timing of payments, a $2.2 million increase in inventories as a result of a general decrease in raw materials, as well as improved profitability by $2.6 million.

We expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.

Net cash used in investing activities

	Three Months Ended June 30, (Dollars in Thousands)
	2012	2011
Cash used in investing activities included the following:
Purchase of marketable securities	$(58,671)	$(40,595)
Proceeds from maturity of marketable securities	50,882	32,253
Purchase of fixed assets	(2,721)	(2,143)
Acquisition of businesses, net of cash acquired	0	(16,945)

	$(10,510)	$(27,430)

Cash used in investing activities was down $16.9 million to $10.5 million during the three months ended June 30, 2012, compared to $27.4 million of cash used in investing activities in the three months ended June 30, 2011. During the three months ended June 30, 2011, we paid $16.9 million for the acquisition of Psytechnics, net of cash acquired.

Our expenditures for property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2013.

Net outflow relating the purchase and sales of marketable securities was up $553 thousand during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011 relating to the impact of investment mix. In addition, during the quarter ended June 30, 2012, redemptions by the issuers for our remaining auction rate securities totaling $19.3 million were settled at par. As a result of the settlements, we reversed the remaining valuation reserve of $190 thousand. We held no investments in auction rate securities at June 30, 2012.

Net cash used in financing activities

	Three Months Ended June 30, (Dollars in Thousands)
	2012	2011
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$14	$146
Payment of contingent consideration	(1,516)	0
Treasury stock repurchases	(6,413)	(1,426)
Repayment of long-term debt	0	(3,750)
Excess tax benefit from share-based compensation awards	54	10

	$(7,861)	$(5,020)

Cash used in financing activities was up $2.8 million to $7.9 million during the three months ended June 30, 2012, compared to $5.0 million of cash used in financing activities in the three months ended June 30, 2011. In the three months ended June 30, 2011 we repaid $3.8 million under the terms of our previous credit facility.

During the three months ended June 30, 2012, we paid $1.5 million of the contingent purchase consideration related to the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 12 in the Notes to the Consolidated Financial Statements of this Form 10-Q.

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to four million shares with cash from operations. We repurchased 249,499 shares at a cost of $4.9 million under this program during the three months ended June 30, 2012. Future repurchases of shares will reduce our cash balances. In addition, during the three months ended June 30, 2012, we had 70,904 shares transferred to us from employees for tax withholding at a cost of $1.5 million.

Credit Facility

On November 22, 2011, we entered into a new credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016. At June 30, 2012, $62.0 million was outstanding under the credit facility. The credit agreement provides for payments of interest only during its 5 year term. As of June 30, 2012, the interest rate on the outstanding revolving loans was 1.500%, and we expect this to be the rate in effect until July 25, 2012. As of June 30, 2012, we were in compliance with all covenants. For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 10 in the Notes to Consolidated Financial Statements of this Form 10-Q.

Expectations for Fiscal Year 2013

We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and scheduled interest payments on our debt for at least the next 12 months.

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies such as our acquisitions of Psytechnics on April 1, 2011, Replay on October 3, 2011, Simena on November 18, 2011 and certain assets, technology and employees of Accanto on July 20, 2012. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recent Accounting Pronouncements

On April 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update 2011-05: Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. These condensed consolidated financial statements include separate Condensed Consolidated Statements of Comprehensive Income.

In December 2011, the FASB issued ASU 2011-11: Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (the fourth quarter of fiscal year 2013 for the Company). The adoption of ASU 2011-11 will impact financial statement presentation only; accordingly, it will have no impact on our financial condition, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.

At June 30, 2012 periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our revolving credit loans. As of June 30, 2012, we owed $62.0 million on this loan with an interest rate of 1.500% effective through July 25, 2012. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2012. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $93 thousand as of June 30, 2012. When a sensitivity analysis was performed at March 31, 2012, the resulting annual increase or decrease to interest expense was $93 thousand.

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

As of June 30, 2012, we had foreign currency forward contracts with notional amounts totaling $12.9 million. The valuation of outstanding foreign currency forward contracts at June 30, 2012 resulted in a liability balance of $287 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $8 thousand reflecting favorable rates in comparison to current market rates. As of March 31, 2012, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2012 resulted in a liability balance of $166 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $150 thousand reflecting favorable rates in comparison to current market rates.

Item 4. Controls and Procedures

As of June 30, 2012, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and that the amounts involved are not believed to be material. The California State Attorney General is conducting an investigation into the matter. NetScout is cooperating fully and is providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout and we have been informed by the Department of Justice that it does not intend to take any action against NetScout.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2012. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended June 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (Dollars in millions, except per share data:)

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2012 thru 4/30/2012	—	$—	—	2,243,206
5/1/2012 thru 5/31/2012	205,765	19.91	195,199	2,048,007
6/1/2012 thru 6/30/2012	114,638	21.33	54,300	1,993,707

Total	320,403	$20.90	249,499	1,993,707

(1)	We purchased an aggregate of 70,904 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

Item 6. Exhibits

(a)	Exhibits

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 3, 2012	/s/ Anil K. Singhal
Anil K. Singhal President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 3, 2012	/s/ Jean Bua
Jean Bua Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.