Form 10-Q
period 2012-09-30
NETSCOUT SYSTEMS INC
filed 2012-11-02
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 26, 2012 was 41,801,152.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$160,386	$117,255
Marketable securities	69,604	79,617
Accounts receivable, net of allowance for doubtful accounts of $333 and $226 at September 30, 2012 and March 31, 2012, respectively	28,895	69,795
Inventories	8,343	8,021
Prepaid income taxes	8,282	4,600
Deferred income taxes	4,128	4,237
Prepaid expenses and other current assets	6,645	6,162

Total current assets	286,283	289,687
Fixed assets, net	16,505	16,457
Goodwill	181,299	170,384
Intangible assets, net	56,066	54,685
Deferred income taxes	13,908	17,892
Long-term marketable securities	5,615	16,644
Other assets	2,095	2,008

Total assets	$561,771	$567,757

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,344	$7,539
Accrued compensation	22,228	23,050
Accrued other	5,914	6,235
Current portion of contingent liabilities	3,775	3,774
Deferred revenue	79,750	93,493

Total current liabilities	120,011	134,091
Other long-term liabilities	2,110	2,347
Deferred tax liability	1,961	1,410
Accrued long-term retirement benefits	1,873	1,990
Long-term deferred revenue	18,393	18,722
Long-term debt	62,000	62,000
Contingent liabilities, net of current portion	3,102	4,828

Total liabilities	209,450	225,388

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2012 and March 31, 2012	0	0
Common stock, $0.001 par value:
150,000,000 shares authorized; 48,802,859 and 48,185,731 shares issued and 41,788,722 and 41,814,191 shares outstanding at September 30, 2012 and March 31, 2012, respectively	49	48
Additional paid-in capital	245,882	237,289
Accumulated other comprehensive income	793	212
Treasury stock at cost, 7,014,137 and 6,371,540 shares at September 30, 2012 and March 31, 2012, respectively	(70,173)	(56,032)
Retained earnings	175,770	160,852

Total stockholders’ equity	352,321	342,369

Total liabilities and stockholders’ equity	$561,771	$567,757

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$46,162	$38,080	$86,424	$67,611
Service	38,383	34,544	74,482	68,309

Total revenue	84,545	72,624	160,906	135,920

Cost of revenue:
Product	10,330	9,061	20,400	16,708
Service	6,611	6,516	13,404	12,765

Total cost of revenue	16,941	15,577	33,804	29,473

Gross profit	67,604	57,047	127,102	106,447

Operating expenses:
Research and development	15,201	11,160	29,278	22,480
Sales and marketing	26,743	26,854	56,892	53,626
General and administrative	6,975	7,037	13,532	13,571
Amortization of acquired intangible assets	645	494	1,231	976
Restructuring charges	1,153	0	1,066	0

Total operating expenses	50,717	45,545	101,999	90,653

Income from operations	16,887	11,502	25,103	15,794
Interest and other expense, net:
Interest income	192	101	308	200
Interest expense	(401)	(477)	(792)	(977)
Other income (expense), net	93	(459)	12	(457)

Total interest and other expense, net	(116)	(835)	(472)	(1,234)

Income before income tax expense	16,771	10,667	24,631	14,560
Income tax expense	6,861	3,616	9,713	5,110

Net income	$9,910	$7,051	$14,918	$9,450

Basic net income per share	$0.24	$0.17	$0.36	$0.22
Diluted net income per share	$0.23	$0.17	$0.35	$0.22
Weighted average common shares outstanding used in computing:
Net income per share – basic	41,695	42,258	41,718	42,433
Net income per share – diluted	42,344	42,720	42,400	43,061

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net Income	$9,910	$7,051	$14,918	$9,450
Other comprehensive income:
Unrealized gain on cash equivalents, marketable securities and restricted investment, net of taxes (benefits) of $0, ($41), $0 and ($58)	37	48	121	137
Unrealized gain (loss) on hedge contracts, net of taxes (benefits) of $208, ($206), $110 and ($202)	334	(330)	176	(325)
Cumulative translation adjustments	1,358	—	284	—

Other comprehensive income	1,729	(282)	581	(188)

Comprehensive income	11,639	6,769	15,499	9,262

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$14,918	$9,450
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	9,069	7,977
Loss on disposal of fixed assets	24	127
Deal related compensation expense and accretion charges	140	—
Share-based compensation expense associated with equity awards	4,790	3,947
Net change in fair value of contingent and contractual liabilities	356	—
Deferred income taxes	3,910	1,163
Other gains	(21)	(67)
Changes in assets and liabilities
Accounts receivable	40,852	13,583
Inventories	(905)	(1,948)
Prepaid expenses and other assets	(3,431)	463
Accounts payable	1,299	(1,329)
Accrued compensation and other expenses	(224)	(5,205)
Deferred revenue	(14,287)	(10,233)

Net cash provided by operating activities	56,490	17,928

Cash flows from investing activities:
Purchase of marketable securities	(81,055)	(67,380)
Proceeds from maturity of marketable securities	102,292	133,839
Purchase of fixed assets	(4,672)	(5,792)
Increase in deposits	(347)	0
Acquisition of businesses, net of cash acquired	(15,000)	(16,945)

Net cash provided by investing activities	1,218	43,722

Cash flows from financing activities:
Issuance of common stock under stock plans	355	196
Payment of contingent consideration	(2,356)	0
Treasury stock repurchases	(14,141)	(17,797)
Repayment of long-term debt	—	(7,500)
Excess tax benefit from share-based compensation awards	1,579	142

Net cash used in financing activities	(14,563)	(24,959)

Effect of exchange rate changes on cash and cash equivalents	(14)	0

Net increase in cash and cash equivalents	43,131	36,691
Cash and cash equivalents, beginning of period	117,255	67,168

Cash and cash equivalents, end of period	$160,386	$103,859

Supplemental disclosure of non-cash activities:
Cash paid for interest	$245	$842
Cash paid for income taxes	$8,174	$3,934
Non-cash transactions:
Transfers of inventory to fixed assets	$583	$1,910
Additions to property, plant and equipment included in accounts payable	$490	$96
Gross decrease in contractual liability relating to fair value adjustment	$(135)	$0
Gross increase in contingent consideration liability relating to fair value adjustment	$491	$0
Issuance of common stock under employee stock plans	$2,224	$0

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2012-02: Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (the first quarter of fiscal year 2014 for the Company), with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

On April 1, 2012, the Company adopted Accounting Standards Update 2011-05: Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. These consolidated financial statements include separate Consolidated Statements of Comprehensive Income.

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

At September 30, 2012, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance. At March 31, 2012, no one direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance. During the three and six months ended September 30, 2012, one direct customer accounted for more than 10% of total revenue, while no one indirect channel partner accounted for more than 10% of total revenue. During the three and six months ended September 30, 2011, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant failure of its customers to meet their payment obligations nor does the Company anticipate non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if our assumptions are incorrect, there could be an adverse impact on our allowance for doubtful accounts.

NOTE 3 – SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of product revenue	$66	$41	$115	$88
Cost of service revenue	87	47	153	112
Research and development	742	525	1,386	1,102
Sales and marketing	808	607	1,526	1,377
General and administrative	829	568	1,599	1,268

	$2,532	$1,788	$4,779	$3,947

Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in note 14 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1 through August 30 and from September 1 through February 28 of each year. During the six months ended September 30, 2012, employees purchased 93,661 shares under the ESPP and the fair value per share was $20.19.

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2012 and March 31, 2012.

Marketable Securities

The following is a summary of marketable securities held by NetScout at September 30, 2012 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$27,190	$16	$27,206
Commercial paper	26,668	3	26,671
Corporate bonds	10,197	8	10,205
Certificates of deposit	5,521	1	5,522

Total short-term marketable securities	69,576	28	69,604

U.S. government and municipal obligations	2,607	4	2,611
Corporate bonds	3,004	0	3,004

Total long-term marketable securities	5,611	4	5,615

Total marketable securities	$75,187	$32	$75,219

The following is a summary of marketable securities held by NetScout at March 31, 2012, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$17,779	$20	$17,799
Commercial paper	22,469	0	22,469
Corporate bonds	18,531	(1)	18,530
Certificates of deposit	3,208	(1)	3,207
Auction rate securities	17,612	0	17,612

Total short-term marketable securities	79,599	18	79,617

Auction rate securities	1,651	(190)	1,461
U.S. government and municipal obligations	13,828	8	13,836
Corporate bonds	1,345	2	1,347

Total long-term marketable securities	16,824	(180)	16,644

Total marketable securities	$96,423	$(162)	$96,261

Contractual maturities of the Company’s marketable securities held at September 30, 2012 and March 31, 2012 were as follows (in thousands):

	September 30, 2012	March 31, 2012
Available-for-sale securities:
Due in 1 year or less	$69,604	$79,617
Due after 1 year through 5 years	5,615	15,183
Due after 10 years	0	1,461

	$75,219	$96,261

During the quarter ended June 30, 2012, redemptions for the Company’s remaining auction rate securities totaling $19.3 million were settled, $17.6 million of which were classified as current marketable securities as of March 31, 2012 and another $1.7 million classified as long-term marketable securities. As a result of the settlements, during the three months ended June 30, 2012, the Company reversed the remaining valuation reserve of $190 thousand ($117 thousand, net of tax) previously recorded within accumulated other comprehensive income (loss) on the balance sheet. The Company held no investments in auction rate securities at September 30, 2012.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of September 30, 2012 and March 31, 2012. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$160,386	$0	$0	$160,386
U.S. government and municipal obligations	29,817	0	0	29,817
Commercial paper	0	26,671	0	26,671
Corporate bonds	13,209	0	0	13,209
Certificate of deposits	0	5,522	0	5,522
Derivative financial instruments	0	313	0	313

	$203,412	$32,506	$0	$235,918

LIABILITIES:
Contingent consideration	$0	$0	$(6,488)	$(6,488)
Contingent contractual non-compliance liability	0	0	(565)	(565)
Derivative financial instruments	0	(22)	0	(22)

	$0	$(22)	$(7,053)	$(7,075)

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$117,255	$0	$0	$117,255
U.S. government and municipal obligations	31,635	0	0	31,635
Commercial paper	0	22,469	0	22,469
Corporate bonds	19,877	0	0	19,877
Certificate of deposits	0	3,207	0	3,207
Auction rate securities	0	17,612	1,461	19,073
Derivative financial instruments	0	150	0	150

	$168,767	$43,438	$1,461	$213,666

LIABILITIES:
Contingent consideration	$0	$0	$(8,213)	$(8,213)
Contingent contractual non-compliance liability	0	0	(700)	(700)
Derivative financial instruments	0	(166)	0	(166)

	$0	$(166)	$(8,913)	$(9,079)

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

The Company’s Level 2 investments are classified as such because fair value is being calculated using data from similar but not identical sources, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company’s short-term auction rate securities at March 31, 2012 were classified as Level 2 since the amounts were based upon redemption notices for an inactive market. The Company’s derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies, as well as an interest rate factor. Commercial paper and certificate of deposits are classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value. For further information on the Company’s derivative instruments refer to Note 9.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the six months ended September 30, 2012 (in thousands):

	Auction Rate Securities	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$1,461	$(8,213)	$(700)
Change in fair value (included within research and development expense)	0	(631)	135
ARSs redeemed by issuers	(1,650)	0	0
Unrealized gains included in accumulated other comprehensive income (loss)	190	0	0
Unrealized gain (loss) included in earnings	(1)	0	0
Payments	0	2,356	0

Balance at end of period	$0	$(6,488)	$(565)

The Company has updated the probabilities used in the fair value calculation of the contingent liability at September 30, 2012 which resulted in an additional liability of $356 thousand included as part of earnings for the six months ended September 30, 2012. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate, a stay period of two or three years and a percent weighted-probability of settlement of the contingent contractual non-compliance liability. Deal related compensation expense and accretion charges for the six months ended September 30, 2012 was $140 thousand and was included as part of earnings.

During the quarter ended June 30, 2012, the Level 3 liabilities were adjusted by $135 thousand related to the contractual non-compliance liability. This adjustment increased the contingent purchase consideration and decreased the contingent contractual non-compliance liability. All amounts were accurately reflected in purchase accounting and there was no impact to earnings in the post-acquisition period.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	September 30, 2012	March 31, 2012
Raw materials	$3,920	$4,083
Work in process	99	363
Finished goods	4,324	3,575

	$8,343	$8,021

NOTE 7 – ACQUISITIONS

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The results of operations of the acquired businesses described below have been included in our consolidated financial statements beginning on their respective acquisition dates unless indicated otherwise below.

Accanto

On July 20, 2012 the Company acquired certain assets, technology and employees of Accanto Systems, S.r.l. (Accanto), a supplier of service assurance solutions for telecommunication service providers which enables carriers to monitor and manage the delivery of voice services over converged, next generation telecom architectures. Accanto’s technology is synergistic with the Company’s packet flow strategy and brings voice service monitoring capabilities for legacy environments and for next generation network voice services. The Company intends to maintain a relationship with the selling entity such that the selling entity will serve as a distributor for the Company. The results of Accanto’s operations, related to those assets, technology and employees acquired, have been included in the consolidated financial statements since that date. The total purchase price of $15.0 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Accanto’s product with our customer base.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets	$389
Fixed assets	237
Identifiable intangible assets	5,280
Goodwill	10,732

Total assets acquired	16,638
Current liabilities	(839)
Deferred revenue	(240)
Deferred income tax liabilities	(559)

$15,000

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Accanto acquisition will be included within the Company’s single reporting unit and will be included in the Company’s enterprise-level annual review for impairment. The acquired software intangible had tax basis of approximately $2.1 million which carried over as part of the acquisition and will be deductible for tax purposes. Under Italian tax law the Company may chose to step up all or a portion of the basis for the remaining value of the acquired software as well as the customer relationships and goodwill by paying a substitute tax on those assets. The Company has not completed its economic analysis of this item and has until June 2013 to make an election to step up the basis in intangibles acquired. As this election does not relate to the agreement between the Company and Accanto, it will not affect balances recorded in purchase accounting.

The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Accanto and the Company. These assumptions include estimates of future revenues associated with the technology purchased as part of the acquisition and the migration of the current technology to more advanced version of the software. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Acquired software	$3,500	8
Distributor relationships	1,780	6

	$5,280

The weighted average useful life of identifiable intangible assets acquired from Accanto is 7.3 years. Acquired software is amortized using an accelerated amortization method. Distributor relationships are amortized on a straight-line basis.

The Company incurred approximately $586 thousand of acquisition-related costs which are included in general and administrative expense during the six months ended September 30, 2012.

In the fiscal year ended March 31, 2012, the Company completed the acquisitions of Psytechnics, Ltd (Psytechnics), Fox Replay BV (Replay) and Simena, LLC (Simena) described more fully in Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Simena

On November 18, 2011, the Company completed the acquisition of Simena for $10.1 million. The purchase price is no longer preliminary.

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

The contingent liability was recorded at its fair value of $8.0 million at the acquisition date. The Company has re-measured the fair value at September 30, 2012 and will re-measure the fair value of the consideration at each subsequent reporting period and recognize any adjustment to fair value as part of earnings.

Replay

On October 3, 2011, the Company completed the acquisition of Replay for $20.2 million.

Psytechnics

On April 1, 2011, the Company completed the acquisition of Psytechnics for $17.0 million.

During the six months ended September 30, 2012, the Company has recorded $8.4 million of revenue directly attributable to Simena, Replay and Accanto within its consolidated financial statements.

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and Accanto, Replay and Simena for the three and six months ended September 30, 2012 and 2011, giving effect to the mergers as if they occurred on April 1, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Pro forma revenue	$84,860	$77,158	$162,151	$143,877
Pro forma net income	$8,845	$4,238	$10,702	$1,879
Pro forma income per share:
Basic	$0.21	$0.10	$0.26	$0.04
Diluted	$0.21	$0.10	$0.25	$0.04
Pro forma shares outstanding
Basic	41,695	42,258	41,718	42,433
Diluted	42,344	42,720	42,400	43,061

The pro forma results for the three and six months ended September 30, 2012 primarily includes adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was $181.3 million and $170.4 million as of September 30, 2012 and March 31, 2012. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012
Balance at beginning of period	$169,522	170,384
Goodwill related to the acquisition of Accanto	10,732	10,732
Foreign currency translation impact	1,045	183

Balance as of September 30, 2012	$181,299	181,299

Intangible Assets

The net carrying amounts of intangible assets were $56.1 million and $54.7 million as of September 30, 2012 and March 31, 2012, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets consist of the following as of September 30, 2012 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$28,598	$(20,515)	$8,083
Customer relationships	32,712	(9,607)	23,105
Distributor relationships	1,887	(60)	1,827
Indefinite lived trade name	18,600	0	18,600
Core technology	4,698	(639)	4,059
Net beneficial leases	336	(336)	0
Non-compete agreements	332	(111)	221
Other	344	(173)	171

	$87,507	$(31,441)	$56,066

Intangible assets consist of the following as of March 31, 2012 (in thousands):

	Cost	Accumulated Amortization	Net
Acquired software	$24,919	$(17,943)	$6,976
Customer relationships	32,754	(8,492)	24,262
Indefinite lived trade name	18,600	0	18,600
Core technology	4,760	(306)	4,454
Net beneficial leases	336	(334)	2
Non-compete agreements	343	(57)	286
Other	200	(95)	105

	$81,912	$(27,227)	$54,685

Amortization of software and core technology included as cost of product revenue was $1.5 million and $2.9 million for the three and six months ended September 30, 2012, respectively. Amortization of other intangible assets included as operating expense was $674 thousand and $1.3 million for the three and six months ended September 30, 2012, respectively.

Amortization of software included as cost of product revenue was $1.1 million and $2.2 million for the three and six months ended September 30, 2011, respectively. Amortization of other intangible assets included as operating expense was $521 thousand and $976 thousand for the three and six months ended September 30, 2011, respectively.

The following is the expected future amortization expense as of September 30, 2012 for the years ended March 31 (in thousands):

2013 (remaining six months)	$2,880
2014	4,999
2015	4,900
2016	4,558
2017	4,198
Thereafter	15,931

$37,466

The weighted average amortization period of acquired software and core technology is 6.5 years. The weighted average amortization period for customer and distributor relationships is 14.4 years. The weighted average amortization period for amortizing all intangibles is 10.5 years.

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of September 30, 2012 and March 31, 2012 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012
Derivatives Designated as Hedging Instruments:
Forward contracts	$8,737	$11,203	$313	$150	$22	$166

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2012	September 30, 2011	Location	September 30, 2012	September 30, 2011	Location	September 30, 2012	September 30, 2011
Forward contracts	$463	$(480)	Research and development	$(89)	$(17)	Research and development	$47	$21
			Sales and marketing	10	73	Sales and marketing	1	31

	$463	$(480)		$(79)	$56		$48	$52

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on OCI and results of operations for the six months ended September 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2012	September 30, 2011	Location	September 30, 2012	September 30, 2011	Location	September 30, 2012	September 30, 2011
Forward contracts	$23	$(296)	Research and development	$(237)	$(3)	Research and development	$(87)	$8
			Sales and marketing	(26)	234	Sales and marketing	(5)	1

	$23	$(296)		$(263)	$231		$(92)	$9

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

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

The Credit Agreement provides for payments of interest only during its 5 year term. Interest on Base Rate loans is payable at the end of each calendar quarter. Interest on Eurodollar Rate loans is payable at the end of each interest rate period and at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. As of September 30, 2012, the interest rate on the outstanding revolving loans was 1.500%, and the Company expects this to be the rate in effect until October 29, 2012. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.

The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of September 30, 2012, the Company was in compliance with all of these covenants.

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

During the quarter ended September 30, 2012, the Company restructured part of its international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition and eliminated one European sales executive. The Company recorded $1.2 million of restructuring charges during the three months ended September 30, 2012 related to severance costs.

The restructuring liability consists of the following (in thousands):

Employee Severance:	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012
Balance at beginning of period	$0	$360
Restructuring charges to operations	1,153	1,141
Other adjustments	(12)	(87)
Cash payments	(59)	(332)

Balance as of September 30, 2012	$1,082	$1,082

The accrual for employee related severance is included as accrued compensation in the Company’s consolidated balance sheet.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Acquisition related – The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At September 30, 2012, the present value of the future consideration was $6.5 million and the contractual non-compliance liability was $565 thousand.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters as of September 30, 2012, that would have material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and believes that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. NetScout is cooperating fully and is providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and the Company has been informed by the Department of Justice that it does not intend to take any action against NetScout. The Company determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of September 30, 2012.

NOTE 13 – TREASURY STOCK

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through September 30, 2012, the Company had repurchased a total of 2,256,293 shares of common stock through the open market stock repurchase program. The Company repurchased 499,499 shares for $10.9 million under the program during the six months ended September 30, 2012.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 143,356 shares for $3.3 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2012. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 14 – NET INCOME PER SHARE

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Basic:
Net income	$9,910	$7,051	$14,918	$9,450

Weighted average common shares outstanding	41,695	42,258	41,718	42,433

Basic net income per share	$0.24	$0.17	$0.36	$0.22

Diluted:
Net income	$9,910	$7,051	$14,918	$9,450

Weighted average common shares outstanding	41,695	42,258	41,718	42,433
Weighted average stock options	134	128	135	163
Weighted average restricted stock units	515	334	547	465

Diluted weighted average shares	42,344	42,720	42,400	43,061

Diluted net income per share	$0.23	$0.17	$0.35	$0.22

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands).

	Three Months Ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Restricted stock units	247	175	187	86

Total	247	175	187	86

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

NOTE 15 – INCOME TAXES

The estimated annual effective tax rate as of September 30, 2012 for fiscal year 2013 is 36.2%, compared to an estimated annual effective rate of 34.2% as of September 30, 2011 for fiscal year 2012. Generally, the estimated annual effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to acquisition related items, the expiration of the research and development credit and differences in tax rates in foreign jurisdictions as compared to the United States.

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

Total revenue by geography is as follows (in thousands):

	Three Months Ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
United States	$66,616	$55,296	$121,711	$101,536
Europe	8,001	7,239	18,433	14,839
Asia	4,206	4,217	8,477	8,475
Rest of the world	5,722	5,872	12,285	11,070

	$84,545	$72,624	$160,906	$135,920

The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue since the Company ships the products to a United States location. A majority of revenue attributable to locations outside of the United States is a result of export sales. As of September 30, 2012, substantially all of the Company’s identifiable assets are located in the United States.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition or disclosure in these financial statements.

On October 29, 2012, the Company paid down its outstanding credit facility in the amount of $62.0 million. As of the date of this filing there are no amounts outstanding under this credit facility.

On October 31, 2012, the Company completed the acquisition of ONPATH Technologies (ONPATH), an established provider of scalable monitoring connectivity solutions for high-performance networks that aggregates and distributes network traffic for data, voice, and video testing, monitoring, performance management, and cybersecurity deployments. The purchase price was $40.0 million, of which $8.2 million will be paid to employees and directors of ONPATH pursuant to ONPATH’s transaction bonus and retention plan. Adjustments to working capital and other items will be resolved in the quarter ended December 31, 2012. The acquisition will be accounted for under the acquisition method of accounting with the operations of ONPATH included in the Company’s operating results from the date of acquisition.

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

On July 20, 2012, we completed the acquisition of certain assets, technology and employees from Accanto Systems, S.r.l. (Accanto). Accanto provides service assurance for telecommunication service providers enabling carriers to monitor and manage the delivery of voice services over converged, next generation network architectures. This technology is synergistic with our packet flow strategy and brings voice service monitoring capabilities for legacy voice environments and for next generation network voice services, including voice over IP (VoIP) and voice over long-term evolution (VoLTE) for 4G wireless networks.

Results Overview

During the quarter ended September 30, 2012, net income and net income per share increased 41% and 35%, respectively compared to the same period in the prior year.

We saw continued growth during the quarter ended September 30, 2012, with product revenue growth of 21% and overall revenue growth of 16% compared to the same period in the prior year.

Total new business bookings increased by 15% during the six months ended September 30, 2012 when compared to the same period in the prior year. Our new business bookings for the service provider sector grew 70% for the six months ended September 30, 2012 when compared to the same period in the prior year. This is the result of the expansion of our Long-term Evolution (LTE) deployments within the major global carriers. Our new business bookings for the financial enterprise sector grew modestly at 4% for the six months ended September 30, 2012 when compared to the same period in the prior year due to the weakness in this sector within the European region. New business bookings from the government enterprise sector decreased by 38% for the six months ended September 30, 2012 as compared to September 30, 2011 due to the deferral by the federal government on long-term strategic initiatives. A new business booking is defined as new product orders and new service orders including new maintenance purchases.

We ended the quarter ended September 30, 2012 with backlog of $19.5 million.

We continue to maintain strong liquidity. At September 30, 2012, we had cash, cash equivalents and marketable securities of $235.6 million. This represents an increase of $22.1 million from March 31, 2012.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
GAAP revenue	$84,545	$72,624	$160,906	$135,920
Deferred revenue fair value adjustment	133	20	271	40

Non-GAAP revenue	$84,678	$72,644	$161,177	$135,960

GAAP net income	$9,910	$7,051	$14,918	$9,450
Deferred revenue fair value adjustment	133	20	271	40
Share based compensation expense	2,532	1,788	4,779	3,947
Amortization of acquired intangible assets	2,130	1,593	4,133	3,173
Business development and integration expense	474	1,871	831	2,473
Compensation for post combination services	442	0	814	0
Restructuring charges	1,153	0	1,066	0
Income tax adjustments	(2,330)	(2,004)	(4,242)	(3,299)

Non-GAAP net income	$14,444	$10,319	$22,570	$15,784

GAAP diluted net income per share	$0.23	$0.17	$0.35	$0.22
Share impact of non-GAAP adjustments identified above	0.11	0.07	0.18	0.15

Non-GAAP diluted net income per share	$0.34	$0.24	$0.53	$0.37

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

Three Months Ended September 30, 2012 and 2011

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. One customer accounted for more than 10% of our total revenue during the three months ended September 30, 2012. During the three months ended September 30, 2011, no one customer accounted for more than 10% of total revenue.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$46,162	55%	$38,080	52%	$8,082	21%
Service	38,383	45	34,544	48	3,839	11%

Total revenue	$84,545	100%	$72,624	100%	$11,921	16%

Product. The 21%, or $8.1 million, increase in product revenue was due to a $12.7 million increase in revenue from our service provider sector and a $334 thousand increase in our financial enterprise sector. These increases were offset by a $4.0 million decrease in our government enterprise sector and a $937 million decrease in our general enterprise sector. Compared to the same period in the prior year, we realized a 3% increase in units shipped, while the average selling price per unit of our products increased approximately 19%. The increase in average selling price is due to product mix.

We expect our service provider sector to continue to be a significant driver of future growth.

Service. The 11%, or $3.8 million, increase in service revenue was due to a $3.8 million increase in revenue from maintenance contracts due to increased new maintenance and renewals from a growing support base, a $252 thousand increase in premium support contracts and a $276 thousand increase in training revenue. This was partially offset by a $498 thousand decrease in consulting revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Indirect	$36,770	43%	$38,951	54%	$(2,181)	(6%)
Direct	47,775	57	33,673	46	14,102	42%

Total revenue	$84,545	100%	$72,624	100%	$11,921	16%

The 6%, or $2.2 million, decrease in indirect channel revenue is the result of the decrease in sales to our government sector, which generally come through resellers. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 42%, or $14.1 million, increase in direct channel revenue is largely the result of an order placed by a domestic service provider customer that was over 10% of revenue for the three months ended September 30, 2012.

Total revenue by geography is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
United States	$66,616	79%	$55,296	76%	$11,320	20%

International:
Europe	8,001	9	7,239	10	762	11%
Asia	4,206	5	4,217	6	(11)	0%
Rest of the world	5,722	7	5,872	8	(150)	(3%)

Subtotal international	17,929	21	17,328	24	601	3%

Total revenue	$84,545	100%	$72,624	100%	$11,921	16%

United States revenues increased 20%, or $11.3 million, as a result of an increase in our service provider sector. The 3%, or $601 thousand, increase in international revenue is primarily due to an increase in our service provider sector in Europe. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists of material components, manufacturing personnel expenses, including stock-based compensation costs, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists of personnel, including stock based compensation costs, material, overhead and support costs.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$10,330	12%	$9,061	12%	$1,269	14%
Service	6,611	8	6,516	9	95	1%

Total cost of revenue	$16,941	20%	$15,577	21%	$1,364	9%

Gross profit:
Product $	$35,832	42%	$29,019	40%	$6,813	23%
Product gross profit %	78%		76%
Service $	$31,772	38%	$28,028	39%	$3,744	13%
Service gross profit %	83%		81%
Total gross profit $	$67,604		$57,047		$10,557	19%
Total gross profit %	80%		79%

Product. The 14%, or $1.3 million, increase in cost of product revenue was primarily due to the 21% increase in product revenue during the three months ended September 30, 2012. Amortization of software and core technology included as cost of product revenue increased by $386 thousand for the three months ended September 30, 2012. The product gross profit percentage increased by two percentage points to 78% during the three months ended September 30, 2012. This increase was primarily due to a mix shift to higher margin products during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, offset by the increase in amortization of software and core technology. Average headcount in manufacturing was 27 and 26 for the three months ended September 30, 2012 and 2011, respectively.

Service. The 1%, or $95 thousand, increase in cost of service revenue was due to a $389 thousand increase in employee related expenses resulting from increased incentive compensation offset by a $322 thousand decrease in cost of materials used to support customers under service contracts. The service gross profit percentage increased by two percentage points to 83% for the quarter ended September 30, 2012. The 13%, or $3.7 million, increase in service gross profit corresponds with the 11%, or $3.8 million, increase in service revenue, offset by the 1%, or $95 thousand, increase in cost of services. Average service headcount was 141 and 123 for the three months ended September 30, 2012 and 2011, respectively.

Gross profit. Our gross profit increased 19%, or $10.6 million. This increase is attributable to our increase in revenue of 16%, or $11.9 million, offset by a 9%, or $1.4 million, increase in cost of revenue. The gross margin percentage increased by one point to 80% for the three months ended September 30, 2012.

Operating Expenses

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Research and development	$15,201	18%	$11,160	15%	$4,041	36%
Sales and marketing	26,743	32	26,854	37	(111)	(0%)
General and administrative	6,975	8	7,037	10	(62)	(1%)
Amortization of acquired intangible assets	645	1	494	1	151	31%
Restructuring charges	1,153	1	0	0	1,153	100%

Total operating expenses	$50,717	60%	$45,545	63%	$5,172	11%

Research and development. Research and development expenses consist primarily of personnel expenses, including stock-based compensation costs, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 36%, or $4.0 million, increase in research and development expenses is due to a $2.4 million increase in employee related expenses due to increased headcount and incentive compensation, a $442 thousand increase in compensation for post combination services related to the acquisitions of Replay and Simena, a $258 thousand increase in meeting expenses and a $162 thousand increase in consulting. Average headcount in research and development was 333 and 285 for the three months ended September 30, 2012 and 2011, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including stock-based compensation costs and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The $111 thousand decrease in total sales and marketing expenses was due to an $875 thousand decrease in commission expense and a $726 thousand decrease in trade show expenses. These decreases were offset by a

$769 thousand increase in marketing related expenses, a $481 increase in employee related expenses and a $203 thousand increase in depreciation. Average headcount in sales and marketing was 327 and 320 for the three months ended September 30, 2012 and 2011, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, including stock-based compensation costs, overhead and other corporate expenditures.

The 1%, or $62 thousand, decrease in general and administrative expenses was due to an $898 thousand decrease in business development expenses. This was offset by a $587 thousand increase in employee related expenses related to an increase in incentive compensation and a $237 thousand increase in software licenses. Average headcount in general and administrative was 112 and 119 for the three months ended September 30, 2012 and 2011, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of Accanto, Simena, Replay, Psytechnics and Network General Central Corporation.

The 31%, or $151 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of Accanto, Simena and Replay. The amortization related to these acquisitions was not recorded during the three months ended September 30, 2011 as the acquisitions have occurred within the past twelve months.

Restructuring charges. During the quarter ended September 30, 2012, we restructured part of our international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition and eliminated one European sales executive. As a result, we recorded $1.2 million of restructuring charges during the three months ended September 31, 2012 related to severance costs.

Interest and Other Expense, Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(116)	(0%)	$(835)	(1%)	$719	86%

The 86%, or $719 thousand, decrease in interest and other income (expense), net was due to a $533 thousand decrease in foreign currency transaction expense, a $91 thousand increase in interest income received on investments and a $76 thousand decrease in interest expense due to a decrease in the interest rate and principal amounts outstanding associated with our debt. During the quarters ended September 30, 2012 and 2011, the average interest rates on our outstanding debt were 1.50% and 2.50%, respectively.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2012 for fiscal year 2013 is 36.2%, compared to an estimated annual effective tax rate of 34.2% as of September 30, 2011 for fiscal year 2012. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to acquisition related items, the expiration of the research and development credit and differences in tax rates in foreign jurisdictions as compared to the United States.

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Income tax expense	$6,861	8%	$3,616	5%	$3,245	90%

Net Income. Net income for the three months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Net income	$9,910	12%	$7,051	10%	$2,859	41%

The 41%, or $2.9 million, increase in net income for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was largely attributable to the $10.6 million increase in total gross profit, offset by a $5.2 million increase in operating expenses mainly due to increased employee related expenses as a result of increased headcount and incentive compensation as well as marketing related expenses, and sales meeting expenses, and a $3.2 million increase in the income tax provision.

Six months ended September 30, 2012 and 2011

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. One customer accounted for more than 10% of our total revenue during the six months ended September 30, 2012. During the six months ended September 30, 2011, no one customer accounted for more than 10% of total revenue.

	Six months ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$86,424	54%	$67,611	50%	$18,813	28%
Service	74,482	46	68,309	50	6,173	9%

Total revenue	$160,906	100%	$135,920	100%	$24,986	18%

Product. The 28%, or $18.8 million, increase in product revenue was due to an $18.8 million increase in revenue from our service provider sector, a $2.3 million increase in our financial enterprise sector and a $227 thousand increase in our general enterprise sector. These increases were offset by a $2.5 million decrease in our government enterprise sector. Compared to the same period in the prior year, we realized a 20% increase in units shipped, while the average selling price per unit of our products increased approximately 9%. The increase in average selling price is due to product mix.

We expect our service provider sector to continue to be a significant driver of future growth.

Service. The 9%, or $6.2 million, increase in service revenue was due to a $6.2 million increase in revenue from maintenance contracts due to increased new maintenance and renewals from a growing support base and a $661 thousand increase in premium support contracts. This was partially offset by a $519 thousand decrease in consulting revenue and a $116 thousand decrease in training revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Six months ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Indirect	$74,801	46%	$73,205	54%	$1,596	2%
Direct	86,105	54	62,715	46	23,390	37%

Total revenue	$160,906	100%	$135,920	100%	$24,986	18%

The 2%, or $1.6 million, increase in indirect channel revenue is the result of the increase in sales in Europe to our service provider customers. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 37%, or $23.4 million, increase in direct channel revenue is the result of increased domestic revenue from our service provider, general enterprise and financial enterprise customers.

Total revenue by geography is as follows:

	Six months ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
United States	$121,711	76%	$101,536	75%	$20,175	20%

International:
Europe	18,433	11	14,839	11	3,594	24%
Asia	8,477	5	8,475	6	2	0%
Rest of the world	12,285	8	11,070	8	1,215	11%

Subtotal international	39,195	24	34,384	25	4,811	14%

Total revenue	$160,906	100%	$135,920	100%	$24,986	18%

United States revenues increased 20%, or $20.2 million, as a result of an increase in our service provider, general enterprise and financial enterprise sectors. The 14%, or $4.8 million, increase in international revenue is primarily due to an increase in our service provider sector in Europe and the rest of the world. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, including stock-based compensation costs, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, including stock-based compensation costs, material, overhead and support costs.

	Six months ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$20,400	13%	$16,708	13%	$3,692	22%
Service	13,404	8	12,765	9	639	5%

Total cost of revenue	$33,804	21%	$29,473	22%	$4,331	15%

Gross profit:
Product $	$66,024	41%	$50,903	37%	$15,121	30%
Product gross profit %	76%		75%
Service $	$61,078	38%	$55,544	41%	$5,534	10%
Service gross profit %	82%		81%
Total gross profit $	$127,102		$106,447		$20,655	19%
Total gross profit %	79%		78%

Product. The 22%, or $3.7 million, increase in cost of product revenue was primarily due to the 28% increase in product revenue during the six months ended September 30, 2012. Amortization of software and core technology included as cost of product revenue increased by $705 thousand for the six months ended September 30, 2012. The product gross profit percentage increased by one percentage point to 76% during the six months ended September 30, 2012. This increase was primarily due to favorable overhead absorption and a shift to higher margin products during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011, offset by the increase in amortization of software and core technology. Average headcount in manufacturing was 27 for the six months ended September 30, 2012 and 2011, respectively.

Service. The 5%, or $639 thousand, increase in cost of service revenue was due to a $684 thousand increase in employee related expenses resulting from increased headcount to support our growing installed base as well as increased incentive compensation and a $226 thousand increase in allocated overhead costs, offset by a $255 thousand decrease in cost of materials used to support customers under service contracts. The service gross profit percentage increased one percentage point to 82% for the six months ended September 30, 2012. The 10%, or $5.5 million, increase in service gross profit corresponds with the 9%, or $6.2 million, increase in service revenue, offset by the 5%, or $639 thousand, increase in cost of services. Average service headcount was 140 and 122 for the six months ended September 30, 2012 and 2011, respectively.

Gross profit. Our gross profit increased 19%, or $20.7 million. This increase is attributable to our increase in revenue of 18%, or $25.0 million, offset by a 15%, or $4.3 million, increase in cost of revenue. The gross margin percentage increased one point to 79% for the six months ended September 30, 2012 and 2011.

Operating Expenses

	Six months ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Research and development	$29,278	18%	$22,480	17%	$6,798	30%
Sales and marketing	56,892	35	53,626	39	3,266	6%
General and administrative	13,532	8	13,571	10	(39)	(0%)
Amortization of acquired intangible assets	1,231	1	976	1	255	26%
Restructuring charges	1,066	1	0	0	1,066	100%

Total operating expenses	$101,999	63%	$90,653	67%	$11,346	13%

Research and development. Research and development expenses consist primarily of personnel expenses, including stock-based compensation costs, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 30%, or $6.8 million, increase in research and development expenses is due to a $4.3 million increase in employee related expenses due to increased headcount and incentive compensation, an $814 thousand increase in compensation for post combination services related to the acquisition of Replay, a $258 thousand increase in office expenses due to the acquisitions of Replay and Simena, a $259 thousand increase in meeting expenses, a $223 thousand increase in depreciation and a $226 thousand increase in allocated overhead. Average headcount in research and development was 316 and 286 for the six months ended September 30, 2012 and 2011, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including stock-based compensation costs and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 6%, or $3.3 million, increase in total sales and marketing expenses was due to a $955 thousand increase in marketing related expenses, an $803 increase in employee related expenses, a $769 thousand increase in sales meeting costs, a $615 thousand increase in expenses related to the NetScout user conference as this was not held during the six months ended September 30, 2011 and a $319 thousand increase in commission expense related to the increase in revenue. Average headcount in sales and marketing was 322 and 321 for the six months ended September 30, 2012 and 2011, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, including stock-based compensation costs, overhead and other corporate expenditures.

The $39 thousand decrease in general and administrative expenses was due to a $1.1 million decrease in business development costs associated with acquisitions and a $102 thousand decrease in expenses related to capitalized software. These were offset by a $1.1 million increase in employee related expenses related to an increase in incentive compensation. Average headcount in general and administrative was 111 and 119 for the six months ended September 30, 2012 and 2011, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of Accanto, Simena, Replay, Psytechnics and Network General.

The 26%, or $255 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of Accanto, Simena and Replay. The amortization related to these acquisitions was not recorded during the six months ended September 30, 2011 as the acquisitions have occurred within the past twelve months.

Restructuring charges. During the quarter ended September 30, 2012, we restructured part of our international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition and eliminated one European sales executive. As a result, we recorded $1.2 million of restructuring charges during the six months ended September 31, 2012 related to severance costs.

Interest and Other Expense, Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Six months ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(472)	(0%)	$(1,234)	(1%)	$762	62%

The 62%, or $762 thousand, decrease in interest and other income (expense), net was due to a $485 thousand decrease in foreign currency transaction expense, a $185 thousand decrease in interest expense due to a decrease in the interest rate and principal amounts outstanding associated with our debt as well as a $108 thousand increase in interest income. During the six months ended September 30, 2012 and 2011, the average interest rates on our outstanding debt were 1.50% and 2.50%, respectively.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of September 30, 2012 for fiscal year 2013 is 36.2%, compared to an estimated annual effective tax rate of 34.2% as of September 30, 2011 for fiscal year 2012. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to acquisition related items, the expiration of the research and development credit and differences in tax rates in foreign jurisdictions as compared to the United States.

	Six months ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Income tax expense	$9,713	6%	$5,110	4%	$4,603	90%

Net Income. Net income for the six months ended September 30, 2012 and 2011 is as follows:

	Six months ended September 30, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Net income	$14,918	9%	$9,450	7%	$5,468	58%

The 58%, or $5.5 million, increase in net income for the six months ended September 30, 2012 compared to the six months ended September 30, 2011 was largely attributable to the $20.7 million increase in total gross profit, offset by an $11.3 million increase in operating expenses mainly due to increased employee related expenses as a result of increased headcount and incentive compensation, increased expenses for the NetScout user conference, sales meeting and marketing related costs and a $4.6 million increase in the income tax provision.

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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At September 30, 2012, the present value of the future consideration was $6.5 million and the contractual non-compliance liability was $565 thousand.

As disclosed in Item 1, in March 2012, we uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. We believe we did not benefit from any of the transactions uncovered and believe that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. We are cooperating fully and are providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and we have been informed by the Department of Justice that it does not intend to take any action against NetScout. We determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of September 30, 2012.

Backlog

Our combined product backlog at September 30, 2012, consisting of unshipped orders and deferred product revenue, was $19.5 million compared to $13.0 million at March 31, 2012. Due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2012	March 31, 2012
Cash and cash equivalents	$160,386	$117,255
Short-term marketable securities	69,604	79,617
Long-term marketable securities	5,615	16,644

Cash, cash equivalents and marketable securities	$235,605	$213,516

Cash and cash equivalents were impacted by the following:

	Six Months Ended September 30, (Dollars in Thousands)
	2012	2011
Net cash provided by operating activities	$56,490	$17,928
Net cash provided by investing activities	$1,218	$43,722
Net cash used in financing activities	$(14,563)	$(24,959)

Cash, cash equivalents and marketable securities

At September 30, 2012 cash, cash equivalents and marketable securities totaled $235.6 million, up $22.1 million from $213.5 million at March 31, 2012 due primarily to $56.5 million of cash provided by operating activities in the six months ended September 30, 2012, offset by $15.0 million used for the acquisition of Accanto, $14.1 million of cash used to repurchase shares of our common stock and $4.7 million of cash used for capital expenditures.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At September 30, 2012, cash and short-term and long-term investments in the United States was $230.7 million, while cash held offshore was approximately $4.9 million.

Net cash provided by operating activities

Cash provided by operating activities was $56.5 million during the six months ended September 30, 2012, compared to $17.9 million of cash provided by operating activities in the six months ended September 30, 2011. This $38.6 million increase was due to acceleration of collections on accounts receivables, which had a $27.3 million favorable impact in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. Cash collections on accounts receivable was strong with days sales outstanding of 30 days as of the end of the second quarter of fiscal year 2013 compared to 70 days at March 31, 2012 and 62 days at the end of the second quarter of fiscal year 2012. In addition, there was a $5.0 million improvement from accrued compensation and other expenses during the six months ended September 30, 2012 when compared to the six months ended September 30, 2011 largely due to the timing of accruals for incentive compensation as a result of achieving performance-based targets during the first six months of fiscal year 2013 while such targets were not achieved in the first six months of fiscal year 2012, accruals for the employee stock purchase plan which began in March 2012, as well as accrued restructuring. Additionally, profitability improved by $5.5 million, there was a $2.7 million improvement as a result of a decrease in deferred income taxes. These were offset by a $4.1 million decrease from deferred revenue as a result of a decrease in deferred maintenance and a $3.9 million decrease from prepaid expense and other assets due to an increase in prepaid income taxes.

We expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.

Net cash provided by investing activities

	Six Months Ended September 30, (Dollars in Thousands)
	2012	2011
Cash provided by investing activities included the following:
Purchase of marketable securities	$(81,055)	$(67,380)
Proceeds from maturity of marketable securities	102,292	133,839
Purchase of fixed assets	(4,672)	(5,792)
Acquisition of businesses, net of cash acquired	(15,000)	(16,945)
Increase in deposits	(347)	0

	$1,218	$43,722

Cash provided by investing activities was down $42.5 million to $1.2 million during the six months ended September 30, 2012, compared to $43.7 million of cash used in investing activities in the six months ended September 30, 2011. During the six months ended September 30, 2012, we paid $15.0 million for the acquisition of Accanto. During the six months ended September 30, 2011, we paid $16.9 million for the acquisition of Psytechnics, net of cash acquired.

Our expenditures for property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2013.

Net inflow relating the purchase and sales of marketable securities was down $45.2 million during the six months ended September 30, 2012 when compared to the six months ended September 30, 2011 relating to the impact of investment mix. In addition, during the six months ended September 30, 2012, redemptions by the issuers for our remaining auction rate securities totaling $19.3 million were settled. As a result of the settlements, we reversed the remaining valuation reserve of $190 thousand. We held no investments in auction rate securities at September 30, 2012.

Net cash used in financing activities

	Six Months Ended September 30, (Dollars in Thousands)
	2012	2011
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$355	$196
Payment of contingent consideration	(2,356)	0
Treasury stock repurchases	(14,141)	(17,797)
Repayment of long-term debt	0	(7,500)
Excess tax benefit from share-based compensation awards	1,579	142

	$(14,563)	$(24,959)

Cash used in financing activities was down $10.4 million to $14.6 million during the six months ended September 30, 2012, compared to $25.0 million of cash used in financing activities in the six months ended September 30, 2011. In the six months ended September 30, 2011 we repaid $7.5 million under the terms of our previous credit facility.

During the six months ended September 30, 2012, we paid $2.4 million of the contingent purchase consideration related to the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 12 in the Notes to the Consolidated Financial Statements of this Form 10-Q.

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to four million shares with cash from operations. We repurchased 499,499 shares at a cost of $10.9 million under this program during the six months ended September 30, 2012. Future repurchases of shares will reduce our cash balances. In addition, during the six months ended September 30, 2012, we had 143,356 shares transferred to us from employees for tax withholding at a cost of $3.3 million.

Credit Facility

On November 22, 2011, we entered into a new credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016. At September 30, 2012, $62.0 million was outstanding under the credit facility. The credit agreement provides for payments of interest only during its 5 year term. As of September 30, 2012, the interest rate on the outstanding revolving loans was 1.50%, and we expect this to be the rate in effect until October 29, 2012. As of September 30, 2012, we were in compliance with all covenants. For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 10 in the Notes to Consolidated Financial Statements of this Form 10-Q.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2012-02: Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (the first quarter of fiscal year 2014 for the NetScout), with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our financial statements.

On April 1, 2012, we adopted Accounting Standards Update 2011-05: Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. These condensed consolidated financial statements include separate Condensed Consolidated Statements of Comprehensive Income.

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

At September 30, 2012, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Interest Rate Risk. We are exposed to market risks related to fluctuations in interest rates related to our revolving credit loans. As of September 30, 2012, we owed $62.0 million on this loan with an interest rate of 1.50% effective through October 29, 2012. A sensitivity analysis is performed each quarter on the outstanding portion of our debt obligation to determine if a weighted average interest rate increase or decrease by 10%would have a material impact on our financial statements. When a sensitivity analysis was performed at September 30, 2012 and March 31, 2012, respectively, the resulting annual increase or decrease to interest expense was $93 thousand.

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

As of September 30, 2012, we had foreign currency forward contracts with notional amounts totaling $8.7 million. The valuation of outstanding foreign currency forward contracts at September 30, 2012 resulted in an asset balance of $313 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $22 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2012, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2012 resulted in a liability balance of $166 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $150 thousand reflecting favorable rates in comparison to current market rates.

Item 4.   Controls and Procedures

As of September 30, 2012, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and believes that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. NetScout is cooperating fully and is providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout and we have been informed by the Department of Justice that it does not intend to take any action against NetScout.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended September 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (Dollars in millions, except per share data:)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2012 thru 7/31/2012	59,192	$21.70	47,483	1,946,224
8/1/2012 thru 8/31/2012	178,108	23.85	177,140	1,769,084
9/1/2012 thru 9/30/2012	85,152	25.21	25,377	1,743,707

Total	322,452	$24.66	250,000	1,743,707

(1)	We purchased an aggregate of 72,452 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.
(2)	In July 2006, our Board authorized us to repurchase up to four million shares of our outstanding common stock with no pre-established end date.

Item 6. Exhibits

(a)	Exhibits

31.1	+	Certification of Chief Executive Officer of NetScout Systems, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	+	Certification of Chief Financial Officer of NetScout Systems, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	++	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	++	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of NetScout Systems, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 2, 2012	/s/ Anil K. Singhal
Anil K. Singhal President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 2, 2012	/s/ Jean Bua
Jean Bua
Vice President and Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31.1	+	Certification of Chief Executive Officer of NetScout Systems, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	+	Certification of Chief Financial Officer of NetScout Systems, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	++	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	++	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of NetScout Systems, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.