Form 10-Q
period 2012-12-31
NETSCOUT SYSTEMS INC
filed 2013-02-01
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 25, 2013 was 41,614,169.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2012	March 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$90,836	$117,255
Marketable securities	35,324	79,617
Accounts receivable, net of allowance for doubtful accounts of $1,033 and $226 at December 31, 2012 and March 31, 2012, respectively	61,908	69,795
Inventories	7,427	8,021
Prepaid income taxes	8,917	4,600
Deferred income taxes	5,664	4,237
Prepaid expenses and other current assets	9,465	6,162

Total current assets	219,541	289,687
Fixed assets, net	18,077	16,457
Goodwill	203,251	170,384
Intangible assets, net	65,433	54,685
Deferred income taxes	11,755	17,892
Long-term marketable securities	10,540	16,644
Other assets	3,523	2,008

Total assets	$532,120	$567,757

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,151	$7,539
Accrued compensation	29,016	23,050
Accrued other	7,404	6,235
Current portion of contingent liabilities	4,224	3,774
Deferred revenue	90,567	93,493

Total current liabilities	140,362	134,091
Other long-term liabilities	2,044	2,347
Deferred tax liability	2,467	1,410
Accrued long-term retirement benefits	1,818	1,990
Long-term deferred revenue	22,717	18,722
Long-term debt	0	62,000
Contingent liabilities, net of current portion	2,370	4,828

Total liabilities	171,778	225,388

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and March 31, 2012	0	0
Common stock, $0.001 par value:
150,000,000 shares authorized; 48,887,013 and 48,185,731 shares issued and 41,604,647 and 41,814,191 shares outstanding at December 31, 2012 and March 31, 2012, respectively	49	48
Additional paid-in capital	248,694	237,289
Accumulated other comprehensive income	1,450	212
Treasury stock at cost, 7,282,366 and 6,371,540 shares at December 31, 2012 and
March 31, 2012, respectively	(76,759)	(56,032)
Retained earnings	186,908	160,852

Total stockholders’ equity	360,342	342,369

Total liabilities and stockholders’ equity	$532,120	$567,757

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue:
Product	$52,676	$46,005	$139,100	$113,616
Service	38,891	37,292	113,373	105,601

Total revenue	91,567	83,297	252,473	219,217

Cost of revenue:
Product	12,182	10,731	32,582	27,439
Service	6,982	6,508	20,386	19,273

Total cost of revenue	19,164	17,239	52,968	46,712

Gross profit	72,403	66,058	199,505	172,505

Operating expenses:
Research and development	15,352	13,593	44,630	36,073
Sales and marketing	30,105	27,518	86,997	81,144
General and administrative	8,539	6,564	22,071	20,135
Amortization of acquired intangible assets	846	565	2,077	1,541
Restructuring charges	(1)	372	1,065	372

Total operating expenses	54,841	48,612	156,840	139,265

Income from operations	17,562	17,446	42,665	33,240
Interest and other expense, net:
Interest income	115	104	423	304
Interest expense	(293)	(472)	(1,085)	(1,449)
Other income (expense), net	74	(150)	86	(607)
Loss on extinguishment of debt	0	(690)	0	(690)

Total interest and other expense, net	(104)	(1,208)	(576)	(2,442)

Income before income tax expense	17,458	16,238	42,089	30,798
Income tax expense	6,320	6,207	16,033	11,317

Net income	$11,138	$10,031	$26,056	$19,481

Basic net income per share	$0.27	$0.24	$0.62	$0.46
Diluted net income per share	$0.26	$0.24	$0.62	$0.46
Weighted average common shares outstanding used in computing:
Net income per share – basic	41,709	41,523	41,715	42,126
Net income per share – diluted	42,298	42,303	42,364	42,815

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net Income	$11,138	$10,031	$26,056	$19,481
Other comprehensive income:
Unrealized (loss) gain on cash equivalents, marketable securities and restricted investment, net of taxes (benefits) of $0, $0, ($73) and ($58)	(24)	17	97	154
Unrealized gain (loss) on hedge contracts, net of (benefits) taxes of ($23), ($39), $88 and ($241)	(38)	(68)	138	(393)
Cumulative translation adjustments	719	(936)	1,003	(936)

Other comprehensive income	657	(987)	1,238	(1,175)

Comprehensive income	$11,795	$9,044	$27,294	$18,306

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$26,056	$19,481
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	13,826	12,191
Loss on extinguishment of debt	0	553
Loss on disposal of fixed assets	71	149
Deal related compensation expense and accretion charges	205	0
Share-based compensation expense associated with equity awards	7,254	6,117
Net change in fair value of contingent and contractual liabilities	400	0
Deferred income taxes	6,237	3,258
Other gains	(16)	(35)
Changes in assets and liabilities
Accounts receivable	12,130	16,189
Inventories	1,568	(2,285)
Prepaid expenses and other assets	(4,358)	(800)
Accounts payable	(3,137)	(2,752)
Accrued compensation and other expenses	6,400	(1,403)
Contingent liabilities	449	—
Deferred revenue	(107)	(6,780)

Net cash provided by operating activities	66,978	43,883

Cash flows from investing activities:
Purchase of marketable securities	(102,478)	(89,369)
Proceeds from maturity of marketable securities	153,046	161,365
Purchase of fixed assets	(8,312)	(7,852)
Increase in deposits	(804)	0
Acquisition of businesses, net of cash acquired	(51,273)	(46,721)

Net cash (used in) provided by investing activities	(9,821)	17,423

Cash flows from financing activities:
Issuance of common stock under stock plans	516	264
Payment of contingent consideration	(3,197)	0
Treasury stock repurchases	(20,727)	(17,939)
Proceeds from issuance of long-term debt, net of issuance costs	0	60,691
Repayment of long-term debt	(62,000)	(68,106)
Excess tax benefit from share-based compensation awards	1,934	(612)

Net cash used in financing activities	(83,474)	(25,702)

Effect of exchange rate changes on cash and cash equivalents	(102)	(10)

Net (decrease) increase in cash and cash equivalents	(26,419)	35,594
Cash and cash equivalents, beginning of period	117,255	67,168

Cash and cash equivalents, end of period	$90,836	$102,762

Supplemental disclosures:
Cash paid for interest	$325	$1,008
Cash paid for income taxes	$12,460	$9,648
Non-cash transactions:
Transfers of inventory to fixed assets	$583	$1,910
Additions to property, plant and equipment included in accounts payable	$370	$184
Contingent consideration related to acquisitions, included in contigent liabilities	$0	$8,000
Debt issuance costs settled through the issuance of additional debt	$0	$1,184
Interest settled through issuance of additional debt	$0	$125
Gross decrease in contractual liability relating to fair value adjustment	$(135)	$0
Gross increase in contingent consideration liability relating to fair value adjustment	$535	$0
Issuance of common stock under employee stock plans	$2,224	$0

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2012-02: Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (the first quarter of fiscal year 2014 for the Company), with early adoption permitted. The company intends to early adopt this standard during the fourth quarter of its fiscal year ending March 31, 2013 for its annual impairment test. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

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

At December 31, 2012, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect customer accounted for more than 10% of the accounts receivable balance. At March 31, 2012, no one direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance. During the three and nine months ended December 31, 2012 and 2011, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant failure of its customers to meet their payment obligations nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company’s assumptions are incorrect, there could be an adverse impact on its allowance for doubtful accounts.

NOTE 3 – SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cost of product revenue	$61	$49	$176	$137
Cost of service revenue	96	49	249	161
Research and development	778	600	2,164	1,702
Sales and marketing	775	775	2,301	2,152
General and administrative	754	697	2,353	1,965

	$2,464	$2,170	$7,243	$6,117

Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1 through August 30 and from September 1 through February 28 of each year. During the nine months ended December 31, 2012, employees purchased 93,661 shares under the ESPP and the fair value per share was $23.75.

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2012 and March 31, 2012.

Marketable Securities

The following is a summary of marketable securities held by NetScout at December 31, 2012 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$15,751	$5	$15,756
Commercial paper	13,587	0	13,587
Corporate bonds	3,076	0	3,076
Certificates of deposit	2,905	0	2,905

Total short-term marketable securities	35,319	5	35,324

U.S. government and municipal obligations	10,019	1	10,020
Corporate bonds	518	2	520

Total long-term marketable securities	10,537	3	10,540

Total marketable securities	$45,856	$8	$45,864

The following is a summary of marketable securities held by NetScout at March 31, 2012, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$17,779	$20	$17,799
Commercial paper	22,469	0	22,469
Corporate bonds	18,531	(1)	18,530
Certificates of deposit	3,208	(1)	3,207
Auction rate securities	17,612	0	17,612

Total short-term marketable securities	79,599	18	79,617

Auction rate securities	1,651	(190)	1,461
U.S. government and municipal obligations	13,828	8	13,836
Corporate bonds	1,345	2	1,347

Total long-term marketable securities	16,824	(180)	16,644

Total marketable securities	$96,423	$(162)	$96,261

Contractual maturities of the Company’s marketable securities held at December 31, 2012 and March 31, 2012 were as follows (in thousands):

	December 31, 2012	March 31, 2012
Available-for-sale securities:
Due in 1 year or less	$35,324	$79,617
Due after 1 year through 5 years	10,540	15,183
Due after 10 years	0	1,461

	$45,864	$96,261

During the quarter ended June 30, 2012, redemptions for the Company’s remaining auction rate securities totaling $19.3 million were settled, $17.6 million of which were classified as current marketable securities as of

March 31, 2012 and another $1.7 million classified as long-term marketable securities. As a result of the settlements, during the three months ended June 30, 2012, the Company reversed the remaining valuation reserve of $190 thousand ($117 thousand, net of tax) previously recorded within accumulated other comprehensive income (loss) on the balance sheet. The Company held no investments in auction rate securities at December 31, 2012.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of December 31, 2012 and March 31, 2012. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$90,836	$0	$0	$90,836
U.S. government and municipal obligations	25,776	0	0	25,776
Commercial paper	0	13,587	0	13,587
Corporate bonds	3,596	0	0	3,596
Certificate of deposits	0	2,905	0	2,905
Derivative financial instruments	0	293	0	293

	$120,208	$16,785	$0	$136,993

LIABILITIES:
Contingent consideration	$0	$0	$(5,756)	$(5,756)
Contingent contractual non-compliance liability	0	0	(295)	(295)
Derivative financial instruments	0	(68)	0	(68)

	$0	$(68)	$(6,051)	$(6,119)

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$117,255	$0	$0	$117,255
U.S. government and municipal obligations	31,635	0	0	31,635
Commercial paper	0	22,469	0	22,469
Corporate bonds	19,877	0	0	19,877
Certificate of deposits	0	3,207	0	3,207
Auction rate securities	0	17,612	1,461	19,073
Derivative financial instruments	0	150	0	150

	$168,767	$43,438	$1,461	$213,666

LIABILITIES:
Contingent consideration	$0	$0	$(8,213)	$(8,213)
Contingent contractual non-compliance liability	0	0	(700)	(700)
Derivative financial instruments	0	(166)	0	(166)

	$0	$(166)	$(8,913)	$(9,079)

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the nine months ended December 31, 2012 (in thousands):

	Auction Rate Securities	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$1,461	$(8,213)	$(700)
Change in fair value (included within research and development expense)	0	(740)	135
ARSs redeemed by issuers	(1,650)	0	0
Unrealized gains included in accumulated other comprehensive income (loss)	190	0	0
Unrealized gain (loss) included in earnings	(1)	0	0
Payments	0	3,197	270

Balance at end of period	$0	$(5,756)	$(295)

The Company has updated the probabilities used in the fair value calculation of the contingent liabilities at December 31, 2012 which resulted in an additional liability of $400 thousand included as part of earnings for the nine months ended December 31, 2012. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate, a stay period of two or three years and a percent weighted-probability of settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the nine months ended December 31, 2012 was $205 thousand and was included as part of earnings.

During the quarter ended December 31, 2012, the Level 3 liability related to the contractual non-compliance liability was paid and resulted in a $270 thousand decrease. All amounts were accurately reflected in purchase accounting and there was no impact to earnings in the post-acquisition period.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	December 31, 2012	March 31, 2012
Raw materials	$1,486	$4,083
Work in process	1,983	363
Finished goods	3,958	3,575

	$7,427	$8,021

NOTE 7 – ACQUISITIONS

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The results of operations of the acquired businesses described below have been included in the Company’s consolidated financial statements beginning on their respective acquisition dates unless indicated otherwise below.

ONPATH

On October 31, 2012, the Company acquired ONPATH Technologies, Inc. (ONPATH), an established provider of scalable packet flow switching technology for high-performance networks for the aggregation and distribution of network traffic for data, voice, video testing, monitoring, performance management and cybersecurity deployments. ONPATH’s packet flow switch technology is synergistic with the Company’s network monitoring switch strategy. The acquisition of the packet flow switch technology further strengthens the Company’s Unified Service Delivery Management strategy by enabling scalable access to all relevant network traffic across highly distributed network environments for use by any network monitoring, performance management and security system. ONPATH’s test automation technology is used to monitor networks in test environments which simulate existing and planned network environments. The results of ONPATH’s operations have been included in the consolidated financial statements since October 31, 2012. The total cash transferred of $41.0 million consisted entirely of cash consideration, of which $8.2 million will be paid to employees and directors of ONPATH pursuant to ONPATH’s transaction bonus and retention plan. Approximately $4.0 million of the transaction bonuses are considered compensation and is therefore not included as consideration within the table below.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $527	$8,389
Fixed assets	778
Identifiable intangible assets	10,970
Goodwill	20,869
Deferred tax asset	6,330
Other assets	1,432

Total assets acquired	48,768
Current liabilities	(6,387)
Deferred revenue	(921)
Deferred income tax liabilities	(4,660)

$36,800

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $17.8 million from the ONPATH acquisition will be included within the Company’s existing Unified Service Delivery reporting unit and $3.1 million will be included within the test automation reporting unit. Both reporting units resulting from the acquisition of ONPATH will be included in the Company’s annual impairment review.

The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of ONPATH and the Company. These assumptions include estimates of future revenues associated with the technology purchased as part of the acquisition and the migration of the current technology to more advanced version of the software. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$4,970	8
Customer relationships	6,000	7

	$10,970

The weighted average useful life of identifiable intangible assets acquired from ONPATH is 7.5 years. Acquired software is amortized using an accelerated amortization method. Customer relationships are amortized on a straight-line basis.

Goodwill and intangible assets recorded as part of the ONPATH acquisition are not deductible for tax purposes.

The Company notes that it acquired significant net operating losses from ONPATH. ONPATH has represented to the Company that there were no historical changes in control that would limit NetScout’s ability to utilize these net operating losses in its consolidated federal return. NetScout has assumed these representations are correct per the disclosed acquisition allocation. However, NetScout is performing a detailed change in control study to ensure losses are not limited by an event other than the NetScout acquisition. The Company also notes that ONPATH did not claim research and development credits for historical tax returns. NetScout believes that certain ONPATH activities qualify for a research and development credit, and will perform analysis on the historical periods to identify and claim credits for historical research and development activities. No credit has been recorded within the acquisition allocation. Any adjustments to either of these items within one year of acquisition will be recorded against goodwill.

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

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets	$389
Fixed assets	237
Identifiable intangible assets	5,280
Goodwill	11,157

Total assets acquired	17,063
Current liabilities	(839)
Deferred revenue	(240)
Deferred income tax liabilities	(984)

$15,000

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Accanto acquisition will be included within the Company’s Unified Service Delivery reporting unit and will be included in the Company’s annual impairment review. The acquired software intangible had a tax basis of approximately $2.1 million which carried over as part of the acquisition and will be deductible for tax purposes. Under Italian tax law the Company may chose to step up all or a portion of the basis for the remaining value of the acquired software as well as the customer relationships and goodwill by paying a substitute tax on those assets. The Company has not completed its economic analysis of this item and has until June 2013 to make an election to step up the basis in the intangibles acquired. As this election does not relate to the agreement between the Company and Accanto, it will not affect balances recorded in purchase accounting.

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

	Fair Value	Useful Life (Years)
Developed technology	$3,500	8
Distributor relationships	1,780	6

	$5,280

The weighted average useful life of identifiable intangible assets acquired from Accanto is 7.3 years. Acquired software is amortized using an accelerated amortization method. Distributor relationships are amortized on a straight-line basis.

The Company incurred approximately $1.3 million of acquisition-related costs related to Accanto and ONPATH which are included in general and administrative expense during the nine months ended December 31, 2012.

In the fiscal year ended March 31, 2012, the Company completed the acquisitions of Psytechnics, Ltd (Psytechnics), Fox Replay BV (Replay) and Simena, LLC (Simena) described more fully in the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

The contingent liability was recorded at its fair value of $8.0 million at the acquisition date. The Company has re-measured the fair value at December 31, 2012 and will re-measure the fair value of the consideration at each subsequent reporting period and recognize any adjustment to fair value as part of earnings.

Replay

On October 3, 2011, the Company completed the acquisition of Replay for $20.2 million.

Psytechnics

On April 1, 2011, the Company completed the acquisition of Psytechnics for $17.0 million.

Goodwill resulting from the acquisitions of Psytechnics, Replay and Simena is included within the Company’s Unified Service Delivery reporting unit and will be included in the Company’s annual impairment review.

During the nine months ended December 31, 2012, the Company has recorded $15.6 million of revenue directly attributable to ONPATH, Replay, Accanto and Simena within its consolidated financial statements.

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and ONPATH, Accanto, Simena and Replay for the three and nine months ended December 31, 2012 and 2011, giving effect to the mergers as if they occurred on April 1, 2011 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Pro forma revenue	$94,221	$91,566	$263,009	$244,003
Pro forma net income	$11,038	$1,813	$20,036	$2,409
Pro forma income per share:
Basic	$0.26	$0.04	$0.48	$0.06
Diluted	$0.26	$0.04	$0.47	$0.06
Pro forma shares outstanding
Basic	41,709	41,523	41,715	42,126
Diluted	42,298	42,303	42,364	42,815

The pro forma results for the three and nine months ended December 31, 2012 and 2011 primarily include adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has two reporting units: (1) Unified Service Delivery and (2) test automation. As of December 31, 2012 and March 31, 2012, goodwill attributable to the Unified Service Delivery reporting unit was $200.1 million and $170.4 million, respectively and goodwill attributable to the test automation reporting unit was $3.1 million and $0, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. The Company will complete its annual impairment test during the quarter ended March 31, 2013.

The carrying amount of goodwill was $203.3 million and $170.4 million as of December 31, 2012 and March 31, 2012. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Nine Months Ended December 31, 2012
Balance at March 31, 2012	$170,384
Goodwill related to the acquisition of Accanto	11,157
Goodwill related to the acquisition of ONPATH	20,869
Foreign currency translation impact	841

Balance as of December 31, 2012	$203,251

Intangible Assets

The net carrying amounts of intangible assets were $65.4 million and $54.7 million as of December 31, 2012 and March 31, 2012, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name will be evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets consist of the following as of December 31, 2012 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$33,677	$(21,318)	$12,359
Customer relationships	38,743	(10,351)	28,392
Distributor relationships	1,931	(142)	1,789
Indefinite lived trade name	18,600	0	18,600
Core technology	4,744	(812)	3,932
Net beneficial leases	336	(336)	0
Non-compete agreements	341	(142)	199
Other	397	(235)	162

	$98,769	$(33,336)	$65,433

Intangible assets consist of the following as of March 31, 2012 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$24,919	$(17,943)	$6,976
Customer relationships	32,754	(8,492)	24,262
Indefinite lived trade name	18,600	0	18,600
Core technology	4,760	(306)	4,454
Net beneficial leases	336	(334)	2
Non-compete agreements	343	(57)	286
Other	200	(95)	105

	$81,912	$(27,227)	$54,685

Amortization of software and core technology included as cost of product revenue was $959 thousand and $3.9 million for the three and nine months ended December 31, 2012, respectively. Amortization of other intangible assets included as operating expense was $906 thousand and $2.2 million for the three and nine months ended December 31, 2012, respectively.

Amortization of software included as cost of product revenue was $1.2 million and $3.4 million for the three and nine months ended December 31, 2011, respectively. Amortization of other intangible assets included as operating expense was $565 thousand and $1.6 million for the three and nine months ended December 31, 2011, respectively.

The following is the expected future amortization expense as of December 31, 2012 for the years ended March 31 (in thousands):

2013 (remaining three months)	$1,506
2014	6,726
2015	6,888
2016	6,366
2017	5,774
Thereafter	19,573

$46,833

The weighted average amortization period of acquired software and core technology is 6.7 years. The weighted average amortization period for customer and distributor relationships is 13.3 years. The weighted average amortization period for amortizing all intangibles is 10.1 years.

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of December 31, 2012 and March 31, 2012 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Derivatives Designated as Hedging Instruments:
Forward contracts	$14,375	$11,203	$293	$150	$68	$166

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2012	December 31, 2011	Location	December 31, 2012	December 31, 2011	Location	December 31, 2012	December 31, 2011
Forward contracts	$(46)	$359	Research and development	$(52)	$136	Research and development	$51	$(15)
			Sales and marketing	67	116	Sales and marketing	(9)	(7)

	$(46)	$359		$15	$252		$42	$(22)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on OCI and results of operations for the nine months ended December 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2012	December 31, 2011	Location	December 31, 2012	December 31, 2011	Location	December 31, 2012	December 31, 2011
Forward contracts	$(22)	$665	Research and development	$(289)	$138	Research and development	$137	$(91)
			Sales and marketing	41	(107)	Sales and marketing	(4)	(42)

	$(22)	$665		$(248)	$31		$133	$(133)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT

On October 29, 2012, the Company paid down its outstanding credit facility in the amount of $62.0 million. As of December 31, 2012 there were no amounts outstanding under this credit facility.

On November 22, 2011, the Company entered into a credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility under the Credit Agreement matures on November 21, 2016.

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

The Company may prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.

The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of December 31, 2012, the Company was in compliance with all of these covenants.

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

During the quarter ended September 30, 2012, the Company restructured part of its international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition. The Company recorded $1.2 million of restructuring charges during the three months ended September 30, 2012 related to severance costs.

The restructuring liability consists of the following (in thousands):

Employee Severance:	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2012
Balance at beginning of period	$1,082	$360
Restructuring charges (reversal) to operations	(1)	1,140
Other adjustments		(87)
Cash payments	(114)	(446)

Balance as of December 31, 2012	$967	$967

The accrual for employee related severance is included as accrued compensation in the Company’s consolidated balance sheet.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Acquisition related – The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At December 31, 2012, the present value of the future consideration was $5.8 million and the contractual non-compliance liability was $295 thousand.

During the summer of 2012, NetScout received letters from former Accanto employees reserving their rights and alleging violations of Italian Civil Code Article 2112. Further, in December 2012, NetScout received communication from an Italian law firm engaged by a subset of Accanto employees asserting violations of Italian Civil Code Article 2112 and requesting transfer of employment to NetScout. The Company determined that legal action and a resulting liability are probable related to certain Accanto employees based on the communications received. As of December 31, 2012, the Company has accrued an immaterial liability that it is less than the maximum potential liability that NetScout would be liable for under the Share Purchase Agreement. The Company believes the maximum potential liability that NetScout is liable for is also immaterial.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters as of December 31, 2012, that would have material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and believes that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. NetScout is cooperating fully and is providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and the Company has been informed by the Department of Justice that it does not intend to take any action against NetScout. The Company determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of December 31, 2012.

NOTE 13 – TREASURY STOCK

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through December 31, 2012, the Company had repurchased a total of 2,506,293 shares of common stock through the open market stock repurchase program. The Company repurchased 749,499 shares for $17.0 million under the program during the nine months ended December 31, 2012.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 161,327 shares for $3.7 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2012. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 14 – NET INCOME PER SHARE

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Basic:
Net income	$11,138	$10,031	$26,056	$19,481

Weighted average common shares outstanding	41,709	41,523	41,715	42,126

Basic net income per share	$0.27	$0.24	$0.62	$0.46

Diluted:
Net income	$11,138	$10,031	$26,056	$19,481

Weighted average common shares outstanding	41,709	41,523	41,715	42,126
Weighted average stock options	111	141	127	157
Weighted average restricted stock units	478	639	522	532

Diluted weighted average shares	42,298	42,303	42,364	42,815

Diluted net income per share	$0.26	$0.24	$0.62	$0.46

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Restricted stock units	43	96	283	98

Total	43	96	283	98

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

NOTE 15 – INCOME TAXES

The estimated annual effective tax rate as of December 31, 2012 for fiscal year 2013 is 36.8%, compared to an estimated annual effective rate of 34.9% as of December 31, 2011 for fiscal year 2012. Generally, the estimated annual effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to acquisition related items, the expiration of the research and development credit and differences in tax rates in foreign jurisdictions as compared to the United States. The year-to-date estimated annual effective tax rate also reflects certain discrete tax adjustments primarily related to acquisition costs.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports revenues and income under one reportable segment. The consolidated financial information is used by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.

Total revenue by geography is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
United States	$66,990	$60,737	$188,701	$162,273
Europe	12,940	9,278	31,373	24,117
Asia	4,201	4,839	12,678	13,314
Rest of the world	7,436	8,443	19,721	19,513

	$91,567	$83,297	$252,473	$219,217

The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue since the Company ships the products to a United States location. A majority of revenue attributable to locations outside of the United States is a result of export sales. As of December 31, 2012, substantially all of the Company’s identifiable assets are located in the United States.

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

On October 31, 2012, we completed the acquisition of ONPATH Technologies, Inc. (ONPATH), an established provider of scalable packet flow switching technology for high-performance networks for the aggregation and distribution of network traffic for data, voice, video testing, monitoring, performance management and cybersecurity deployments. ONPATH’s packet flow switch technology is synergistic with the Company’s network monitoring switch strategy. The acquisition of the packet flow switch technology further strengthens the Company’s Unified Service Delivery Management strategy by enabling scalable access to all relevant network traffic across highly distributed network environments for use by any network monitoring, performance management and security system. ONPATH’s test automation technology is used to monitor networks in test environments which simulate existing and planned network environments. We paid $36.8 million in cash for the acquisition of ONPATH and $4.2 million of additional compensation consideration to be paid out in the future.

On July 20, 2012, we completed the acquisition of certain assets, technology and employees from Accanto Sytems, S.r.l. (Accanto). Accanto provides service assurance for telecommunication service providers enabling carriers to monitor and manage the delivery of voice services over converged, next generation network architectures. This technology is synergistic with our packet flow strategy and brings voice service monitoring capabilities for legacy voice environments and for next generation network voice services, including voice over IP (VoIP) and voice over long-term evolution (VoLTE) for 4G wireless networks. NetScout paid $15.0 million for the acquisition of Accanto.

Results Overview

During the quarter ended December 31, 2012, net income and net income per share increased 11% and 8%, respectively compared to the same period in the prior year.

We saw continued growth during the quarter ended December 31, 2012, with product revenue growth of 15% and overall revenue growth of 10% compared to the same period in the prior year.

Total new business bookings increased by 15% during the nine months ended December 31, 2012 when compared to the same period in the prior year. Our new business bookings for the service provider sector grew 51% for the nine months ended December 31, 2012 when compared to the same period in the prior year. This is the result of the expansion of our Long-term Evolution (LTE) deployments within the major global carriers. Our new business bookings for the financial enterprise sector grew 9% for the nine months ended December 31, 2012 when compared to the same period in the prior year. New business bookings from the government enterprise sector decreased by 30% for the nine months ended December 31, 2012 as compared to the same period in the prior year due to the deferral by the federal government on long-term strategic initiatives. A new business booking is defined as new product orders and new service orders including new maintenance purchases.

We ended the quarter ended December 31, 2012 with backlog of $17.3 million.

At December 31, 2012 cash, cash equivalents and marketable securities totaled $136.7 million, down $76.8 million from $213.5 million at March 31, 2012 due primarily to the $62.0 million repayment of long-term debt, $51.3 million used for the acquisitions of ONPATH and Accanto, $20.7 million of cash used to repurchase shares of our common stock and $8.1 million of cash used for capital expenditures, offset by $67.0 million of cash provided by operating activities.

Use of Non-GAAP Financial Measures

We supplement the GAAP financial measures we report in quarterly earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP net income and non-GAAP net income per diluted share. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP net income includes the foregoing adjustment and also removes inventory fair value adjustments, expenses related to the amortization of acquired intangible assets, stock-based compensation, restructuring, certain expenses relating to acquisitions including compensation for post-combination services and business development charges, as well as early extinguishment of debt, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.

These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, net income and diluted net income per share), and may have limitations in that they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from or as a substitute for results prepared in accordance with GAAP.

Management believes these non-GAAP financial measures enhance the reader’s overall understanding of NetScout’s current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how NetScout plans and measures its business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provide useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
GAAP revenue	$91,567	$83,297	$252,473	$219,217
Deferred revenue fair value adjustment	400	118	671	158

Non-GAAP revenue	$91,967	$83,415	$253,144	$219,375

GAAP net income	$11,138	$10,031	$26,056	$19,481
Deferred revenue fair value adjustment	400	118	671	158
Inventory fair value adjustment	249	0	249	0
Share based compensation expense	2,464	2,170	7,243	6,117
Amortization of acquired intangible assets	1,805	1,780	5,938	4,953
Business development and integration expense	543	1,780	1,374	4,253
Compensation for post combination services	1,005	168	1,819	168
Restructuring charges	(1)	372	1,065	372
Loss on extinguishment of debt	0	690	0	690
Income tax adjustments	(2,257)	(2,299)	(6,498)	(5,598)

Non-GAAP net income	$15,346	$14,810	$37,917	$30,594

GAAP diluted net income per share	$0.26	$0.24	$0.62	$0.46
Share impact of non-GAAP adjustments identified above	0.10	0.11	0.28	0.25

Non-GAAP diluted net income per share	$0.36	$0.35	$0.90	$0.71

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

Three Months Ended December 31, 2012 and 2011

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended December 31, 2012 and 2011, no one customer accounted for more than 10% of total revenue.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$52,676	58%	$46,005	55%	$6,671	15%
Service	38,891	42	37,292	45	1,599	4%

Total revenue	$91,567	100%	$83,297	100%	$8,270	10%

Product. The 15%, or $6.7 million, increase in product revenue was due to a $7.3 million increase in our general enterprise sector and a $4.3 million increase in revenue from our service provider sector. These increases were offset by a $3.9 million decrease in our government enterprise sector and a $1.0 million decrease in our financial enterprise sector. Compared to the same period in the prior year, we realized a 6% decrease in units shipped, while the average selling price per unit of our products increased approximately 14%. The increase in average selling price is due to product mix.

We expect our service provider sector to continue to be a significant driver of future growth.

Service. The 4%, or $1.6 million, increase in service revenue was due to a $1.7 million increase in revenue from maintenance contracts due to increased new maintenance and renewals from a growing support base and a $427 thousand increase in premium support contracts. These were offset by a $459 thousand decrease in consulting revenue and a $63 thousand decrease in training revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Indirect	$47,907	52%	$48,652	58%	$(745)	(2%)
Direct	43,660	48	34,645	42	9,015	26%

Total revenue	$91,567	100%	$83,297	100%	$8,270	10%

The 2%, or $745 thousand, decrease in indirect channel revenue is the result of the decrease in sales to our government sector, which generally come through resellers. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 26%, or $9.0 million, increase in direct channel revenue is largely the result of orders placed by domestic service provider customers and general enterprise customers for the three months ended December 31, 2012.

Total revenue by geography is as follows:

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
United States	$66,990	73%	$60,737	73%	$6,253	10%

International:
Europe	12,940	14	9,278	11	3,662	39%
Asia	4,201	5	4,839	6	(638)	(13%)
Rest of the world	7,436	8	8,443	10	(1,007)	(12%)

Subtotal international	24,577	27	22,560	27	2,017	9%

Total revenue	$91,567	100%	$83,297	100%	$8,270	10%

United States revenues increased 10%, or $6.3 million, as a result of an increase in our service provider and general enterprise sectors. The 9%, or $2.0 million, increase in international revenue is primarily due to an increase in our service provider sector in Europe. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists of material components, manufacturing personnel expenses, including stock-based compensation costs, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists of personnel, including stock-based compensation costs, material, overhead and support costs.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$12,182	13%	$10,731	13%	$1,451	14%
Service	6,982	8	6,508	8	474	7%

Total cost of revenue	$19,164	21%	$17,239	21%	$1,925	11%

Gross profit:
Product $	$40,494	44%	$35,274	42%	$5,220	15%
Product gross profit %	77%		77%
Service $	$31,909	35%	$30,784	37%	$1,125	4%
Service gross profit %	82%		83%
Total gross profit $	$72,403		$66,058		$6,345	10%
Total gross profit %	79%		79%

Product. The 14%, or $1.5 million, increase in cost of product revenue was primarily due to the 15% increase in product revenue during the three months ended December 31, 2012. In addition, there was a $249 thousand increase due to an inventory fair value adjustment related to the acquisition of ONPATH. Amortization of software and core technology included as cost of product revenue decreased by $256 thousand for the three months ended December 31, 2012. The product gross profit percentage remained flat at 77% during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. Average headcount in manufacturing was 30 and 26 for the three months ended December 31, 2012 and 2011, respectively.

Service. The 7%, or $474 thousand, increase in cost of service revenue was due to a $415 thousand increase in employee related expenses resulting from increased salaries and incentive compensation as well as a $93 thousand increase in allocated overhead costs. The service gross profit percentage decreased by one percentage point to 82% for the quarter ended December 31, 2012 as compared to the three months ended December 31, 2011. The 4%, or $1.1 million, increase in service gross profit corresponds with the 4%, or $1.6 million, increase in service revenue, offset by the 7%, or $474 thousand, increase in cost of services. Average service headcount was 135 and 125 for the three months ended December 31, 2012 and 2011, respectively.

Gross profit. Our gross profit increased 10%, or $6.3 million. This increase is attributable to our increase in revenue of 10%, or $8.3 million, offset by an 11%, or $1.9 million, increase in cost of revenue. The gross margin percentage remained flat at 79% for the three months ended December 31, 2012 and 2011.

Operating Expenses

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Research and development	$15,352	17%	$13,593	16%	$1,759	13%
Sales and marketing	30,105	33	27,518	33	2,587	9%
General and administrative	8,539	9	6,564	8	1,975	30%
Amortization of acquired intangible assets	846	1	565	1	281	50%
Restructuring charges	(1)	0	372	0	(373)	(100%)

Total operating expenses	$54,841	60%	$48,612	58%	$6,229	13%

Research and development. Research and development expenses consist primarily of personnel expenses, including stock-based compensation costs, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 13%, or $1.8 million, increase in research and development expenses is due to a $2.2 million increase in employee related expenses due to increased headcount and incentive compensation, a $222 thousand increase in compensation for post combination services related to the acquisitions of Simena and ONPATH, a $212 thousand increase in travel expenses and a $206 thousand increase in consulting. These were offset by a $1.3 million decrease in business development expenses. Average headcount in research and development was 359 and 293 for the three months ended December 31, 2012 and 2011, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including stock-based compensation costs and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 9%, or $2.6 million, increase in total sales and marketing expenses was due to a $722 thousand increase in employee related expenses, a $642 thousand increase in marketing related expenses, sales meeting expenses increased by $456 thousand, a $380 thousand increase in recruiting costs, a $385 thousand increase in depreciation for demonstration and spare part units and a $162 thousand increase in depreciation. These increases were offset by a $546 thousand decrease in commission expense. Average headcount in sales and marketing was 349 and 318 for the three months ended December 31, 2012 and 2011, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, including stock-based compensation costs, overhead and other corporate expenditures.

The 30%, or $2.0 million, increase in general and administrative expenses was due to a $584 thousand increase in deal related compensation related to the acquisitions of ONPATH and Accanto, a $551 thousand increase in bad debt expense, a $372 thousand increase in software license expense, a $284 thousand increase in business development expense, a $180 thousand increase in employee related expenses. Average headcount in general and administrative was 118 and 116 for the three months ended December 31, 2012 and 2011, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto, Simena, Replay, Psytechnics and Network General Central Corporation.

The 50%, or $281 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH and Accanto. The amortization related to these acquisitions was not recorded during the three months ended December 31, 2011 as the acquisitions have occurred within the past twelve months. In addition, there was an increase related to the acquisition of Simena during the three months ended December 31, 2012 since Simena was acquired on November 21, 2011.

Restructuring charges. Restructuring charges decreased by $373 thousand due to a plan during the quarter ended December 31, 2011 to restructure parts of our general and administrative organization to centralize operations as well as our international sales organization to better align our resources with forecasted sales opportunities. As a result of the restructuring program, we eliminated or moved 2 positions and recorded $372 thousand of restructuring charges related to severance costs paid to employees.

Interest and Other Expense, Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(104)	(0%)	$(1,208)	(1%)	$1,104	91%

The 91%, or $1.1 million, decrease in interest and other income (expense), net was due to a $690 thousand decrease related to the loss on extinguishment of debt in connection with the refinancing of our previous credit facility during the three months ended December 31, 2011, a $217 thousand decrease in foreign currency transaction expense, a $179 thousand decrease in interest expense due to a decrease in the interest rate as well as the payment of our outstanding debt during the quarter ended December 31, 2012 and an $11 thousand increase in interest income received on investments.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2012 for fiscal year 2013 is 36.8%, compared to an estimated annual effective tax rate of 34.9% as of December 31, 2011 for fiscal year 2012. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to acquisition related items, the expiration of the research and development credit and differences in tax rates in foreign jurisdictions as compared to the United States. The Company expects to record a tax benefit in the quarter ended March 31, 2013 related to the extension of the research and development tax credit signed into law in January 2013.

	Three Months Ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Income tax expense	$6,320	7%	$6,207	7%	$113	2%

Nine months ended December 31, 2012 and 2011

Revenue

During the nine months ended December 31, 2012 and 2011, no one customer accounted for more than 10% of total revenue.

	Nine Months Ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$139,100	55%	$113,616	52%	$25,484	22%
Service	113,373	45	105,601	48	7,772	7%

Total revenue	$252,473	100%	$219,217	100%	$33,256	15%

Product. The 22%, or $25.5 million, increase in product revenue was due to a $23.1 million increase in revenue from our service provider sector, a $7.6 million increase in our general enterprise sector and a $1.3 million increase in our financial enterprise sector. These increases were offset by a $6.5 million decrease in our government enterprise sector. Compared to the same period in the prior year, we realized a 7% increase in units shipped, while the average selling price per unit of our products increased approximately 13%. The increase in average selling price is due to product mix.

We expect our service provider sector to continue to be a significant driver of future growth.

Service. The 7%, or $7.8 million, increase in service revenue was due to a $7.8 million increase in revenue from maintenance contracts due to increased new maintenance and renewals from a growing support base and a $1.1 million increase in premium support contracts. This was partially offset by a $978 thousand decrease in consulting revenue and a $179 thousand decrease in training revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Nine months ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Indirect	$122,708	49%	$121,857	56%	$851	1%
Direct	129,765	51	97,360	44	32,405	33%

Total revenue	$252,473	100%	$219,217	100%	$33,256	15%

The 1%, or $851 thousand, increase in indirect channel revenue is the result of the increase in sales in Europe to our service provider customers. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 33%, or $32.4 million, increase in direct channel revenue is the result of increased domestic revenue from our service provider and general enterprise customers.

Total revenue by geography is as follows:

	Nine months ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
United States	$188,701	75%	$162,273	74%	$26,428	16%

International:
Europe	31,373	12	24,117	11	7,256	30%
Asia	12,678	5	13,314	6	(636)	(5%)
Rest of the world	19,721	8	19,513	9	208	1%

Subtotal international	63,772	25	56,944	26	6,828	12%

Total revenue	$252,473	100%	$219,217	100%	$33,256	15%

United States revenues increased 16%, or $26.4 million, as a result of an increase in our service provider and general enterprise sectors. The 12%, or $6.8 million, increase in international revenue is primarily due to an increase in our service provider sector in Europe and the rest of the world.

Cost of Revenue and Gross Profit

	Nine months ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$32,582	13%	$27,439	12%	$5,143	19%
Service	20,386	8	19,273	9	1,113	6%

Total cost of revenue	$52,968	21%	$46,712	21%	$6,256	13%

Gross profit:
Product $	$106,518	42%	$86,177	39%	$20,341	24%
Product gross profit %	77%		76%
Service $	$92,987	37%	$86,328	39%	$6,659	8%
Service gross profit %	82%		82%
Total gross profit $	$199,505		$172,505		$27,000	16%

Total gross profit %	79%		79%

Product. The 19%, or $5.1 million, increase in cost of product revenue was primarily due to the 22% increase in product revenue during the nine months ended December 31, 2012. In addition, there was a $249 thousand increase due to an inventory fair value adjustment related to the acquisition of ONPATH. In addition, amortization of software and core technology included as cost of product revenue increased by $449 thousand for the nine months ended December 31, 2012. The product gross profit percentage increased by one percentage point to 77% during the nine months ended December 31, 2012 as compared to the same period in the prior year. This increase was primarily due to favorable overhead absorption and a shift to higher margin products during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011, offset by the increase in amortization of software and core technology and the increase due to the inventory fair value adjustment. Average headcount in manufacturing was 28 and 27 for the nine months ended December 31, 2012 and 2011, respectively.

Service. The 6%, or $1.1 million, increase in cost of service revenue was due to a $1.1 million increase in employee related expenses resulting from increased headcount to support our growing installed base as well as increased incentive compensation, and a $318 thousand increase in allocated overhead costs, offset by a $253 thousand decrease in cost of materials used to support customers under service contracts. The service gross profit percentage remained flat at 82% for the nine months ended December 31, 2012 when compared to the nine months ended December 31, 2011. The 8%, or $6.7 million, increase in service gross profit corresponds with the 7%, or $7.8 million, increase in service revenue, offset by the 6%, or $1.1 million, increase in cost of services. Average service headcount was 138 and 123 for the nine months ended December 31, 2012 and 2011, respectively.

Gross profit. Our gross profit increased 16%, or $27.0 million. This increase is attributable to our increase in revenue of 15%, or $33.3 million, offset by a 13%, or $6.3 million, increase in cost of revenue. The gross margin percentage remained flat at 79% for the nine months ended December 31, 2012 and 2011.

Operating Expenses

	Nine months ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Research and development	$44,630	18%	$36,073	17%	$8,557	24%
Sales and marketing	86,997	34	81,144	37	5,853	7%
General and administrative	22,071	9	20,135	9	1,936	10%
Amortization of acquired intangible assets	2,077	1	1,541	1	536	35%
Restructuring charges	1,065	0	372	0	693	186%

Total operating expenses	$156,840	62%	$139,265	64%	$17,575	13%

Research and development. The 24%, or $8.6 million, increase in research and development expenses is due to a $6.5 million increase in employee related expenses due to increased headcount and incentive compensation, a $1.0 million increase in compensation for post combination services related to the acquisitions of Replay and ONPATH, a $331 thousand increase in allocated overhead, a $324 thousand increase in consulting costs, a $307 thousand increase in travel expenses, a $259 thousand increase in meeting expenses, a $250 thousand increase in rent expense, a $199 thousand increase in rent expense and a $126 thousand increase in office expenses. These were offset by a $1.4 million decrease in business development expenses. Average headcount in research and development was 331 and 288 for the nine months ended December 31, 2012 and 2011, respectively.

Sales and marketing. The 7%, or $5.9 million, increase in total sales and marketing expenses was due to a $1.7 million increase in marketing related expenses, a $1.5 million increase in employee related expenses due to increased headcount, a $945 thousand increase in sales meeting costs, a $892 thousand increase in expenses related to the NetScout user conference as this was not held during the nine months ended December 31, 2011 and a $653 thousand increase in recruitment. Average headcount in sales and marketing was 331 and 320 for the nine months ended December 31, 2012 and 2011, respectively.

General and administrative. The 10%, or $1.9 million, increase in general and administrative expenses was due to a $1.3 million increase in employee related expenses related to an increase in incentive compensation, a $760 thousand increase in software license expenses and a $560 thousand increase in bad debt expense. These expenses were offset by an $801 thousand decrease in business development costs associated with acquisitions. Average headcount in general and administrative was 113 and 118 for the nine months ended December 31, 2012 and 2011, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto, Simena, Replay, Psytechnics and Network General.

The 35%, or $536 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH, Accanto, Simena and Replay. The amortization related to the acquisitions ONPATH and Accanto were not recorded during the nine months ended December 31, 2011 as the acquisitions have occurred within the past twelve months. In addition, there was an increase related to the acquisition of Simena during the three months ended December 31, 2012 since Simena was acquired on November 21, 2011.

Restructuring charges. During the nine months ended December 31, 2012, we restructured part of our international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition and also eliminated one European sales executive. As a result, we recorded $1.2 million of restructuring charges during the nine months ended December 31, 2012 related to severance costs.

Interest and Other Expense, Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Nine months ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(576)	(0%)	$(2,442)	(1%)	$1,866	76%

The 76%, or $1.9 million, decrease in interest and other income (expense), net was due to a $690 thousand decrease related to the loss on extinguishment of debt in connection with the refinancing of our previous credit facility during the nine months ended December 31, 2011, a $711 thousand decrease in foreign currency transaction expense, a $364 thousand decrease in interest expense due to a decrease in the interest rate as well as the payment of our outstanding debt during the quarter ended December 31, 2012. In addition, there was a $119 thousand increase in interest income.

Income Tax Expense. We estimate our income tax expense based on our estimated annual effective tax rate. The estimated annual effective tax rate as of December 31, 2012 for fiscal year 2013 is 36.8%, compared to an estimated annual effective tax rate of 34.9% as of December 31, 2011 for fiscal year 2012. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The difference in our estimated effective tax rate compared to the prior year is primarily due to acquisition related items, the expiration of the research and development credit and differences in tax rates in foreign jurisdictions as compared to the United States. The Company expects to record a tax benefit in the quarter ended March 31, 2013 related to the extension of the research and development tax credit signed into law in January 2013.

	Nine months ended December 31, (Dollars in Thousands)				Change
	2012		2011
		% of Revenue		% of Revenue	$	%
Income tax expense	$16,033	6%	$11,317	5%	$4,716	42%

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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At December 31, 2012, the present value of the future consideration was $5.8 million and the contractual non-compliance liability was $295 thousand.

During the summer of 2012, we received letters from former Accanto employees reserving their rights and alleging violations of Italian Civil Code Article 2112. Further, in December 2012, we received communication from an Italian law firm engaged by a subset of Accanto employees asserting violations of Italian Civil Code Article 2112 and requesting transfer of employment to NetScout. We determined that legal action and a resulting liability are probable related to certain Accanto employees based on the communications received. As of December 31, 2012, we have accrued an immaterial liability that it is less than the maximum potential liability that we would be liable for under the Share Purchase Agreement. We believe the maximum potential liability that we are liable for is also immaterial.

As disclosed in Item 1, in March 2012, we uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. We believe we did not benefit from any of the transactions uncovered and believe that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. We are cooperating fully and are providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and we have been informed by the Department of Justice that it does not intend to take any action against NetScout. We determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of December 31, 2012.

Backlog

Our combined product backlog at December 31, 2012, consisting of unshipped orders and deferred product revenue, was $17.3 million compared to $13.0 million at March 31, 2012. Due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2012	March 31, 2012
Cash and cash equivalents	$90,836	$117,255
Short-term marketable securities	35,324	79,617
Long-term marketable securities	10,540	16,644

Cash, cash equivalents and marketable securities	$136,700	$213,516

Cash, cash equivalents and marketable securities

At December 31, 2012 cash, cash equivalents and marketable securities totaled $136.7 million, down $76.8 million from $213.5 million at March 31, 2012 due primarily to the $62.0 million repayment of long-term debt, $51.3 million used for the acquisitions of ONPATH and Accanto, $20.7 million of cash used to repurchase shares of our common stock and $8.1 million of cash used for capital expenditures, offset by $66.8 million of cash provided by operating activities.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At December 31, 2012, cash and short-term and long-term investments in the United States was $132.9 million, while cash held offshore was approximately $3.8 million.

Cash and cash equivalents were impacted by the following:

	Nine months ended December 31, (Dollars in Thousands)
	2012	2011
Net cash provided by operating activities	$66,978	$43,883
Net cash (used in) provided by investing activities	$(9,821)	$17,423
Net cash used in financing activities	$(83,474)	$(25,702)

Net cash provided by operating activities

Cash provided by operating activities was $67.0 million during the nine months ended December 31, 2012, compared to $43.9 million of cash provided by operating activities in the nine months ended December 31, 2011. This $22.9 million increase was due to a $7.8 million improvement from accrued compensation and other expenses during the nine months ended December 31, 2012 when compared to the nine months ended December 31, 2011 largely due to the timing of accruals for incentive compensation as a result of achieving performance-based targets during the first nine months of fiscal year 2013 while such targets were not achieved in the first nine months of fiscal year 2012 and accruals for the employee stock purchase plan which began in March 2012. In addition, there was a $6.7 million increase from deferred revenue as a result of an increase in deferred maintenance revenue, a $6.6 million increase in profitability, a $3.9 million increase as a result of a decrease in inventories, $3.0 million improvement due to a decrease in deferred income taxes, a $1.6 million improvement from depreciation and amortization and a $1.1 million increase as a result of share-based compensation. These were offset by a $3.6 million impact from prepaid expenses and other assets due to a $3.1 million increase in prepaid income taxes. In addition, there was a $4.1 million unfavorable impact from accounts receivable in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. Accounts receivable days sales outstanding was 61 days as of the end of the third quarter of fiscal year 2013 compared to 70 days at March 31, 2012 and 54 days at the end of the third quarter of fiscal year 2012.

We expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.

Net cash (used in) provided by investing activities

	Nine months ended December 31, (Dollars in Thousands)
	2012	2011
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(102,478)	$(89,369)
Proceeds from maturity of marketable securities	153,046	161,365
Purchase of fixed assets	(8,312)	(7,852)
Acquisition of businesses, net of cash acquired	(51,273)	(46,721)
Increase in deposits	(804)	0

	$(9,821)	$17,423

Cash (used in) provided by investing activities was down $27.2 million to $9.8 million used during the nine months ended December 31, 2012, compared to $17.4 million of cash provided by investing activities in the nine months ended December 31, 2011. During the nine months ended December 31, 2012, we paid $51.3 million for acquisitions, as compared to $46.7 million for acquisitions during the nine months ended December 31, 2011.

Our expenditures for property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2013.

Net inflow relating to the purchase and sales of marketable securities was down $21.4 million during the nine months ended December 31, 2012 when compared to the nine months ended December 31, 2011 relating to the impact of our investments mix. In addition, during the nine months ended December 31, 2012, redemptions by the issuers for our remaining auction rate securities totaling $19.3 million were settled. As a result of the settlements, we reversed the remaining valuation reserve of $190 thousand. We held no investments in auction rate securities at December 31, 2012.

Net cash used in financing activities

	Nine months ended December 31, (Dollars in Thousands)
	2012	2011
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$516	$264
Payment of contingent consideration	(3,197)	0
Treasury stock repurchases	(20,727)	(17,939)
Proceeds from issuance of long-term debt, net of issuance costs	0	60,691
Repayment of long-term debt	(62,000)	(68,106)
Excess tax benefit from share-based compensation awards	1,934	(612)

	$(83,474)	$(25,702)

Cash used in financing activities was up $57.8 million to $83.5 million during the nine months ended December 31, 2012, compared to $25.7 million of cash used in financing activities in the nine months ended December 31, 2011.

On October 29, 2012, we paid down our outstanding credit facility in the amount of $62.0 million. As of the date of this filing there are no amounts outstanding under this credit facility. In the nine months ended December 31, 2011 we repaid $7.4 million under the terms of our previous credit facility.

During the nine months ended December 31, 2012, we paid $3.2 million of the contingent purchase consideration related to the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 12 in the Notes to the Consolidated Financial Statements of this Form 10-Q.

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to four million shares with cash from operations. We repurchased 749,499 shares at a cost of $17.0 million under this program during the nine months ended December 31, 2012. Future repurchases of shares will reduce our cash balances. In addition, during the nine months ended December 31, 2012, we had 161,327 shares transferred to us from employees for tax withholding at a cost of $3.7 million.

Credit Facility

On November 22, 2011, we entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016. At December 31, 2012 there were no amounts outstanding under the credit facility. For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 10 in the Notes to Consolidated Financial Statements of this Form 10-Q.

Expectations for Fiscal Year 2013

We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and scheduled interest payments on our debt for at least the next 12 months.

Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies such as our acquisitions of Psytechnics on April 1, 2011, Replay on October 3, 2011, Simena on November 18, 2011, certain assets, technology and employees of Accanto on July 20, 2012 and ONPATH on October 31, 2012. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2012-02: Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (the first quarter of fiscal year 2014 for the NetScout), with early adoption permitted. We intend to early adopt this standard during the fourth quarter of our fiscal year ending March 31, 2013 for our annual impairment test. We do not expect that the adoption of this standard will have a material effect on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently do not hedge interest rate exposure, but do not believe that a fluctuation in interest rates would have a material impact on the value of our cash equivalents and marketable securities.

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.

At December 31, 2012, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

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

As of December 31, 2012, we had foreign currency forward contracts with notional amounts totaling $14.4 million. The valuation of outstanding foreign currency forward contracts at December 31, 2012 resulted in an asset balance of $293 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $68 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2012, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2012 resulted in a liability balance of $166 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $150 thousand reflecting favorable rates in comparison to current market rates.

Item 4.  Controls and Procedures

As of December 31, 2012, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the summer of 2012, we received letters from former Accanto employees reserving their rights and alleging violations of Italian Civil Code Article 2112. Further, in December 2012, we received communication from an Italian law firm engaged by a subset of Accanto employees asserting violations of Italian Civil Code Article 2112 and requesting transfer of employment to NetScout. We determined that legal action and a resulting liability are probable related to certain Accanto employees based on the communications received. As of December 31, 2012, we have accrued an immaterial liability that it is less than the maximum potential liability that we would be liable for under the Share Purchase Agreement. We believe the maximum potential liability that we are liable for is also immaterial.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (Dollars in millions, except per share data:)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2012 thru 10/31/2012	10,572	$25.00	0	1,743,707
11/1/2012 thru 11/30/2012	218,586	24.50	212,612	1,531,095
12/1/2012 thru 12/31/2012	38,813	24.93	37,388	1,493,707

Total	267,971	$24.58	250,000	1,493,707

(1)	We purchased an aggregate of 17,971 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.
(2)	In July 2006, our Board authorized us to repurchase up to four million shares of our outstanding common stock with no pre-established end date.

Item 6. Exhibits

(a)	Exhibits

2.1		Agreement and Plan of Merger dated October 31, 2012 by and among NetScout Systems, Inc., Gold Merger Sub, Inc., OnPATH Technologies Inc., and Blueprint Ventures Management I, LLC, solely in its capacity as the representative of certain holders of OnPATH’s securities. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2012).

10.1		Executive Employment Transition Agreement, dated October 19, 2012, by and between the Company and David Sommers. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2012).

31.1	+	Certification of Chief Executive Officer of NetScout Systems, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	+	Certification of Chief Financial Officer of NetScout Systems, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	++	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	++	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of NetScout Systems, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 1, 2013	/s/ Anil K. Singhal
Anil K. Singhal President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 1, 2013	/s/ Jean Bua
Jean Bua
Vice President and Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1		Agreement and Plan of Merger dated October 31, 2012 by and among NetScout Systems, Inc., Gold Merger Sub, Inc., OnPATH Technologies Inc., and Blueprint Ventures Management I, LLC, solely in its capacity as the representative of certain holders of OnPATH’s securities. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2012).

10.1		Executive Employment Transition Agreement, dated October 19, 2012, by and between the Company and David Sommers. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2012).

31.1	+	Certification of Chief Executive Officer of NetScout Systems, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	+	Certification of Chief Financial Officer of NetScout Systems, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	++	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	++	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of NetScout Systems, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.