Form 10-K
period 2013-03-31
NETSCOUT SYSTEMS INC
filed 2013-05-24
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2012 (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $984,699,852. As of May 16, 2013, there were 41,385,750 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Proxy Statement for the fiscal year 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

PART I

Item 1. Business

Overview

We provide the equipment that allows our customers to ensure that applications are running smoothly across their networks. We design, develop, manufacture, market, license, sell and support market leading application and network performance management and service assurance solutions focused on assuring service delivery quality, performance and availability for some of the world’s largest, most demanding and complex internet protocol (IP) based service delivery environments. We manufacture and market these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide.

With a sustained history of 29 years of technology innovation, we continue to lead the market and are changing how organizations manage and optimize the delivery of business applications and services and assure user experience across global IP networks. We have continually improved our product portfolio to meet the needs of organizations by providing solutions to manage dynamic network and application environments and by improving user experience by assuring service availability, quality and reliability. Our solution is a highly scalable and flexible real-time service delivery management platform that supports a wide-range of enterprise information technology (IT) operations and management organizations including network operations, application managers, network operations centers, network engineering, security operations and service delivery teams. In addition, within the service provider segment, our solutions support a broad range of operational users including the network operations, network engineering, service operations, application groups, customer care, marketing, chief technology officers and advance engineering groups.

Our solutions use advanced packet flow technologies to enable organizations to gain greater, more granular visibility into the interdependencies of network and application behavior to effectively monitor, analyze and assure the end-to-end performance of data and unified communication (UC) business services. Our value proposition to our customers is to identify service delivery issues early to enable the identification and prevention of significant service degradations or failures before large numbers of users are affected. As a result of our highly scalable and extensible unified service delivery management (USDM) framework, organizations gain visibility into user experience and the interrelated performance of applications and networks to better understand their service delivery environment. This view visibly enables a more active management strategy and enhances operational agility enabling the IT operations and management organization to:

•	Optimize service delivery performance and increase efficiency and use of existing infrastructure;

•	Protect the user experience and assure business service continuity;

•	Simplify managing complex service delivery environments and reduce operations and support cost and complexity; and

•	Ultimately lower the overall total cost of IT operations.

We market and distribute our products globally through our own direct sales force and through strategic channel partners that include distributors, value added resellers and systems integrators. We have two primary customer groups which include both the enterprise and service provider markets. For our enterprise markets, we focus on the Global 5000, which includes industries such as financial, healthcare, manufacturing, retail, technology, utilities, education, and the public sector, which includes agencies of federal, state and local governments. In the service provider customer group, we sell to mobile operators, wireline operators and cable multi-service operators globally.

In July 2012, we acquired certain assets, technology and employees from Accanto Systems, S.r.l. (Accanto). The technology acquired is consistent with our packet-flow strategy and brings important voice service monitoring capabilities that will strengthen our USDM strategy. In October 2012, we acquired ONPATH Technologies, Inc. (ONPATH) to expand our leadership position in the network monitoring switch market. The acquisition is intended to accelerate time-to-market for industry-leading ultra low latency and high density network monitoring switch solutions.

We have a single operating segment and substantially all of our identifiable assets are located in the United States. Financial information about our operating segment and geographic areas is presented in Item 7, Management Discussion and Analysis and Note 18 of our Notes to Consolidated Financial Statements.

Industry Background

Large enterprises, public sector agencies, and telecommunication service providers are critically dependent upon their data networks and the Internet to generate and deliver information and business services to their customers, suppliers, investors, employees, and citizens. These mission critical data networks have taken new and strategic roles within these organizations, including carrying voice and video traffic, and serving as the platform for the next generation of massively distributed, virtualized and service-oriented application architectures. Application architectures are changing as well, with an increasing trend towards data center consolidation and private and hybrid cloud service delivery models. Furthermore, rapidly advancing server technology and exploding multimedia applications continue to drive growth in traffic levels which have spawned a new wave of infrastructure upgrades. In parallel, the service provider market continues to undergo fundamental changes with the accelerating transition to IP based services, requiring new network infrastructures and presenting new and daunting challenges for assessing and assuring service quality. The combination of these fundamental trends has created increasing levels of complexity coupled with growing business dependence requiring IT organizations to take a different approach to managing their service delivery networks to assure an always-on, anywhere access to business service delivery.

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

The result is increasingly large, geographically dispersed, and complex networks and infrastructures that are challenging to manage and that make obtaining consistent performance and service levels difficult to assure. Application and network malfunctions, resource contention, and infrastructure and application mis-configurations can all cause service disruptions, lost revenue and customer dissatisfaction. Within the enterprise environment, NetScout’s nGenius® and Sniffer technologies enable IT organizations to protect and improve service delivery quality with a proactive model that is able to identify and address business service performance issues before they become serious and impact large numbers of users. Some of the current enterprise IT initiatives our solutions support include:

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

•

Unified Communications – We deliver deep application-level unified visibility into voice, data and video services side-by-side in order to understand the interrelationships of all services that traverse the network infrastructure and assess quality and performance of the delivery of these services. Application-level visibility enables the UC team to assess beyond typical network performance to see into voice or video quality to best assess the true user experience.

•

Branch Office & WAN – We bring extended visibility into the performance of applications and networks at and between locations, including cloud-based services, with a unified view of end-to-end service delivery enabling collaborative problem-solving and uniform planning, enabling IT organizations to reduce the cost of managing their remote sites.

•

Enterprise Mobility – IT operations and management teams are confronted with supporting a wide range of new devices on corporate networks. Although IT loses direct control of the environment, user performance expectations remain consistent with corporate-supplied devices. We provide service assurance across the infrastructure and applications supporting a broad range of service delivery strategies including wireless service delivery to enable intelligent early warning and rapid-response troubleshooting, regardless of the connected devices.

•

Process Improvement & ITIL Initiatives – We deliver real-time and historical information that provides the necessary insight to restore service, manage capacity, and understand the users’ quality of experience. The USDM approach enabled by the nGenius solution empowers IT organizations to collaborate more meaningfully while reducing the overall costs of IT operations through a unified platform delivering a common set of metrics and insight across disparate IT departments. The nGenius solution also provides IT organizations a highly efficient service-oriented workflow that aligns with Information Technology Infrastructure Library (ITIL) process models.

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

Products & Technology Overview

nGenius Service Assurance Solution

The nGenuis Service Assurance Solution delivers comprehensive, high definition visibility into end-to-end performance of the network, applications, services and users using a family of unified software-based analytics modules and rich packet-flow based metadata. The nGenius Service Assurance Solution provides the following capabilities:

•	Service visualization and intelligent early warning;

•	Application and network performance management;

•	Service and policy validation;

•	Service optimization and capacity planning;

•	Advanced trending and reporting capabilities; and

•	Deep forensics and historical analysis.

The nGenius Service Assurance Solution is a fully integrated platform that uses a number of specialized software analytics modules and distributed intelligent data sources consisting of:

•

nGenius Performance Manager – Our core analytics module that analyzes and correlates the metadata delivered by a comprehensive range of nGenius intelligent data sources (hardware devices and software agents) for integrated application and service performance monitoring, response time analysis, troubleshooting, capacity planning and trending and reporting enabling end-to-end visibility and assurance of service delivery.

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

•

nGenius Voice | Video Manager – An advanced UC performance management and analysis analytics module enabling IT staff to proactively manage the performance and user experience for a broad range of collaboration-enabling real time communications services, such as telepresence, video, and voice. The solution delivers network performance and granular application-specific metrics for IP-based voice and video session transmission and conversation quality to reveal real-time service performance and the true user experience. As a result, IT organizations can achieve the required actionable visibility into the end-to-end behavior and quality UC applications and services.

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

•

Sniffer Portable Analyzer Product Family – A stand-alone field service analysis module that provides portable network and application analysis capabilities for field troubleshooting activities. Built on widely deployed Sniffer technology, the software-based analysis tool is deployed on individual technician laptops to support segment-specific portable analysis and troubleshooting activities enabling the rapid isolation of issues for wired and wireless networks. The Sniffer Global version of the product is integrated with Cisco’s Mobility Services Engine to enable location-based visibility for wireless end-points.

•

nGenius Intelligent Data Sources – nGenius Intelligent data sources provide the capabilities of gathering and analyzing information rich packet-flow data from across the network to enable the granular analysis and reporting capabilities of the nGenius Service Assurance Solution. The nGenius Intelligent Data Sources consist of: (1) the nGenius InfiniStream appliances, which provide hardware-based data capture and metadata creation for the nGenius Service Assurance Solution and support 1 Gigabit and 10 Gigabit network connections and scale from one to 96 terabytes of packet storage capability; (2) the nGenius Virtual Agent, which enables granular network and application visibility from within virtual server environments; (3) the nGenius Integrated Agent, which integrates into network equipment, such as the Cisco® Integrated Services Router and Cisco Unified Computing express™ system to enable extended visibility into network and application performance from branch offices; and (4) nGenius Collectors, which support collection of network-based statistics from network equipment supporting standards-based data such as Cisco NetFlow, jFlow and sFlow.

•

Adaptive Session Intelligence ™ (ASI) Technology – provides the extensible technology foundation for the nGenius Service Assurance Solution’s rich real-time analytics capabilities. It enables the creation of statistical metadata, session transaction records and adaptive session traces enabling the monitoring of all users, all applications and all services consistently across the network. ASI technology is a critical differentiating technology that enables the performance at scale and real-time flexibility needed to address large and complex service delivery environments.

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

•

nGenius Forensic Intelligence – Sold into very specialized markets addressing the law enforcement community, NetScout’s nGenius Forensic Intelligence product supports lawful interception (LI) activity and interprets intercepted internet data and reconstructs all communications.

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

Specific new products introduced during our Fiscal Year 2013 include:

•

nGenius 3900 Series Packet Flow Switch – Announced in January 2013, the nGenius 3900 series packet flow switch is a modular chassis-based network monitoring switch that expands upon NetScout’s initial entry into the market with the nGenius 1500 series packet flow switch. The nGenius 3900 series packet flow switch enables scalable, highly available access to network traffic across distributed networks for use by the nGenius Service Assurance Solution or any network monitoring, performance management or security system. Based upon technology from the acquisition of ONPATH , the nGenius 3900 series packet flow switch delivers market-leading advances in performance and capacity with the highest 10 and 40 Gigabit Ethernet (GbE) port densities per rack unit, and per chassis, with an architecture ready to support 100 GbE interfaces. The nGenius 3900 series switch delivers intelligent traffic conditioning features on every port with sustained line rate performance, and ultra-low latency.

•

nGenius Forensic Intelligence – Announced in April 2012, a new analysis module resulting from NetScout’s acquisition of Fox Replay BV that enables network operations and information security teams to accelerate forensic analysis of network traffic with automated, accurate and contextual session reconstruction and visual replay for security-focused investigations.

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

•

Hewlett-Packard Company – NetScout is a Platinum Business Partner in Hewlett-Packard’s (HP’s) Enterprise Management Alliance Program, and provides integration between the nGenius Service Assurance Solution with HP Business Technology Optimization Software solutions including HP OpenView Network Node Manager, HP Business Availability Center and HP Operations Manager. Together the integrated solutions provide our joint customers a “single-pane-of-glass” approach to troubleshooting to speed problem identification and resolution and assure an excellent user experience. In addition, NetScout has integrated its nGenius Integrated agent into some of the HP Networking chassis switching products to provide visibility into network and application performance at the network edge.

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

•

IBM Sametime – Through the nGenius Voice and Video Manager solution, NetScout integrates with IBM Sametime through an integrated client-side plug-in that provides quality metrics from desktop Sametime applications to measure and assure quality performance of the IBM Sametime® software helping to assure the delivery of unified, real-time communication and collaboration services – from enterprise instant messaging and online meetings to telephony and video conferencing.

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

Strategy

Enhancing shareholder value through sustained growth and increased profitability based on our continued market leadership is our primary objective. We continue to see a strong level of interest by the market for our products and technology as both enterprise and service provider customers struggle to keep up with the increasing complexity and volume of service traffic over IP networks. Both of these customer groups are looking for unified approaches that can scale to manage and assure the delivery of critical services over highly distributed IP networks. We intend to capitalize on this growing market demand regarding user experience in managing service delivery. We will pursue growth by increasing our ongoing business with our established customers, expanding our worldwide coverage and presence to add new customers, growing and establishing new relationships with technology alliance partners and driving greater value through strategic resellers and go to market partners. Key elements of our strategy include:

•

Drive technology innovation to extend our market leadership – We are increasing our investment in research and development to expand and enhance our USDM capabilities that capitalize on our extensive experience with global enterprise and service provider organizations with very large, high-capacity IP-based networks. We intend to take advantage of our unique position in both the enterprise and service provider markets to cross-leverage our technology development for both markets to enable greater capabilities for our current and new customers. We will continue to enhance and extend our product line to meet the increasing challenges of managing a diverse range of services over an increasingly global network environment.

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

•

Expand our customer base in both enterprise and service provider markets – It is our intention to substantially grow our presence in both the enterprise and service provider markets. In the enterprise market, we are growing our installed base footprint to include a broader number of top-tier enterprise customers as well as extending to reach the mid-market enterprise customers. We intend to increase the use of our products across the IT organization to include new operational groups by expanding their capabilities and value. In the service provider market, we are expanding our presence through new service provider customer acquisitions as well as expanding our footprint further out into the radio access network, deeper into the core and into new datacenter expansions as cloud-based service offerings become increasingly strategic to enterprise and service providers.

•

Increase market relevance and awareness – To generate increased demand for our products we will continue to promote and position our technology, products and solutions to both the enterprise and service provider market and drive our vision and strategy of USDM. In addition, we will continue to drive industry initiatives around managing service delivery.

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

Our sales force is organized into four main geographic teams covering sales around the globe: United States, Europe, Asia and the rest of the world. Revenue from sales outside the United States represented 25%, 25% and 27% of our total revenue in the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Sales to customers outside the United States are primarily export sales through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Sales arrangements are primarily transacted in United States dollars. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future.

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

We predominantly develop our products internally, with some limited third party contracting. We have also acquired developed technology through business acquisitions. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, such as the Internet Engineering Task Force, the 3rd Generation Partnership Project and we also engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and applications performance requirements for current and emerging technologies.

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

Our combined product backlog at March 31, 2013, consisting of unshipped orders and deferred product revenue, was an immaterial amount compared to $13.0 million at March 31, 2012. Due to the fact that most if not all of our customers have the contractual ability to cancel unshipped orders prior to shipment we cannot provide assurance that our product backlog at any point in time will ultimately become revenue.

Channels

We have implemented reseller specific programs to improve our reach to customers and extend our presence in new markets through channel partners. We sell through a broad range of channel partners including value added resellers, value added distributors, resellers, and system integrators, for both the enterprise and service provider markets. Sales to customers outside the United States are primarily export sales through channel partners. These channel partners help us market and sell our products to a broad array of organizations globally and allow us to better allocate and leverage our field sales force.

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

Total revenue from indirect channels represented 49%, 54% and 59% of our total revenue for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. We had no single customer or channel partner representing more than 10% of revenues in fiscal years 2013, 2012 or 2011.

Competition

We compete with many companies in the market we serve. The service assurance and performance management market is highly competitive, rapidly evolving, and a fragmented market that has overlapping technologies and competitors. Consequently, there are a number of companies that deliver some elements of our solutions.

We believe that we have a number of competitive advantages over these companies. We believe we have a significant advantage in scalability, comprehensiveness of data gathered, performance, ease-of-use, unified workflows and the ability to scale our solution to address large global deployments that encompass a large number of applications, services, locations and users. We have a unified architecture, compared to many vendors’ approach in combining disparate technology elements.

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

In the enterprise market, our larger competitors include companies such as Computer Associates and OPNET Technologies, Inc. (recently acquired by Riverbed Technology Inc.), along with a number of smaller private companies and new market entrants. In addition, we both compete with and partner with large enterprise management vendors, such as IBM, HP, and EMC, who currently offer generalized performance management solutions but could provide enhanced solutions in the future. In the service provider market our primary large competitors include Tektronix, a division of Danaher, and JDSU, who provide operational management systems based primarily on monitoring legacy signaling data, along with a number of smaller private companies and new market entrants. Competitive factors in our industry are further described in Item 1A “Risk Factors.”

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

Employees

As of March 31, 2013, we had a total of 983 employees, 637 of whom were employed in the United States, in the following departments:

Function	Number of employees
Sales and marketing	335
Research and development	358
Support services	142
General and administrative	118
Manufacturing	30

983

Available information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available free of charge on or through our website at www.netscout.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). None of the information posted on our website is incorporated by reference into this Annual Report.

Corporate information

NetScout was incorporated in Delaware in 1984. Our corporate headquarters are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978) 614-4000. NetScout’s internet address is http://www.netscout.com.

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

We face significant competition from other technology companies. The service assurance and performance management market is a highly competitive, rapidly evolving, and fragmented market that has overlapping technologies and competitors, both large and small. We believe customers make service management system purchasing decisions based primarily upon the following factors:

•	product performance, functionality and price;

•	name and reputation of vendor;

•	distribution strength; and

•	alliances with industry partners.

We compete with a growing number of smaller providers of application performance management solutions and providers of portable network traffic analyzers and probes. In addition, leading network equipment and application technology vendors offer their own limited, generalized management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.

As a result of these and other factors, we may not be able to compete effectively with our current or future competitors, which could have a material and adverse impact on our business, operating results and financial condition.

Our success depends, in part, on our ability to manage and leverage our distribution channels. Sales to our distribution channels, which include resellers, original equipment manufacturers, distributors, systems integrators and service providers, accounted for 49%, 54%, and 59% of our total revenue for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition.

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

We must hire and retain skilled personnel. Our future success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly executives, sales and marketing personnel, software engineers, and technical support personnel. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results and financial condition. In addition, we must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.

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

Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business. The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. To manage further growth effectively, we must integrate new personnel and manage expanded operations. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization, attraction and retention of key personnel, our business, our operating results and financial condition could be materially and adversely impacted. Any disruptions or ineffectiveness relating to our systems implementations and enhancements could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business.

Our success depends, in part, on our ability to expand and manage our international operations. Sales to customers outside the United States accounted for 25%, 25%, and 27% of our total revenue for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. We currently expect international revenue to continue to account for a significant percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to:

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

If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries our business could be harmed. We earn a significant portion of our total revenues from international sales. As a result, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to certain anti-corruption laws of other countries in which we do business. If we or our intermediaries fail to comply with the requirements of the FCPA or the anti-corruption laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

The current economic and geopolitical environment may impact some specific industries into which we sell. Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market segment. Certain industries may be more acutely affected by economic, geopolitical and other factors than other sectors. Our public sector customers are affected by federal, state and local budget decisions. To the extent that one or more of the sectors in which our customer base operates is adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted.

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

The price of our common stock may decrease due to market volatility. The market price of our common stock has been volatile and may continue to fluctuate in response to a number of factors, some of which are beyond our control. Trading activity of our stock has historically been relatively thin, in part as a result of officers and directors and institutional shareholders holding a significant percentage of our stock. In addition, the market prices of securities of similarly sized technology companies have been volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

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

We may fail to secure necessary additional financing. Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations. If our existing sources of liquidity are insufficient to satisfy our operating requirements, we may need to seek to raise capital by:

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

Our reliance on sole source suppliers could adversely impact our business. Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards and proprietary NetScout hardware. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply through letters of intent requiring suppliers to maintain adequate stocks of materials, bonding agreements with distributors assuring supply continuity, and use-based and kanban programs to set supply thresholds. We also enter into escrow arrangements for certain technologies. Where possible, we use widely-available off the shelf hardware and work with large suppliers with multiple factories and other risk management practices. However, failure of supply or failure to execute effectively on any of these programs could result in our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in September 2023, and we have an option to extend the lease for two additional five-year terms. We lease office space in twenty eight international cities throughout the world for our sales and support personnel, as well as 72,742 square feet of space in San Jose, California. We lease 32,671 square feet of office space for our engineering and support personnel in India. We believe that our existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on our financial condition, results of operations or cash flows.

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

Quarter Ended	High	Low
Fiscal Year 2012
June 30, 2011	$27.83	$19.12
September 30, 2011	$21.25	$11.34
December 31, 2011	$18.63	$10.68
March 31, 2012	$22.49	$15.72
Fiscal Year 2013
June 30, 2012	$21.85	$17.75
September 30, 2012	$26.59	$18.96
December 31, 2012	$26.31	$23.05
March 31, 2013	$28.28	$23.74

Stockholders

As of May 16, 2013, we had 86 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 5,700.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.

The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five year period from March 31, 2008 through March 31, 2013 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2008 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc., a source believed to be reliable, but NetScout is not responsible for any errors or omissions in such information.

	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013
NetScout Systems, Inc.	$100.00	$76.99	$159.03	$293.76	$218.69	$264.18
NASDAQ Composite – Total Returns	$100.00	$67.76	$107.29	$125.74	$141.28	$151.71
NASDAQ Computer and Data Processing	$100.00	$73.87	$117.35	$136.76	$147.68	$158.31

Dividend Policy

In fiscal years 2013 and 2012, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases we made during the quarter ended March 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (Dollars in millions, except per share data):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2013 thru 1/31/2013	75,175	$25.89	68,000	1,425,707
2/1/2013 thru 2/28/2013	156,515	26.09	155,486	1,270,221
3/1/2013 thru 3/31/2013	26,514	25.83	26,514	1,243,707

Total	258,204	$26.01	250,000	1,243,707

(1)	We purchased an aggregate of 8,204 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.
(2)	In July 2006, our Board authorized us to repurchase up to four million shares of our outstanding common stock with no pre-established end date.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of March 31, 2013 and 2012 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2010 and 2009 and the consolidated balance sheet data as of March 31, 2011, 2010 and 2009 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
	2013(1)	2012(2)	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$198,749	$168,141	$159,948	$142,113	$154,161
Service	151,801	140,538	130,592	118,229	113,443

Total revenue	350,550	308,679	290,540	260,342	267,604

Cost of revenue:
Product	45,752	39,271	38,175	35,564	43,315
Service	28,256	26,401	23,186	20,500	20,824

Total cost of revenue	74,008	65,672	61,361	56,064	64,139

Gross profit	276,542	243,007	229,179	204,278	203,465

Operating expenses:
Research and development	61,546	49,478	40,628	36,650	40,189
Sales and marketing	116,807	109,624	105,271	99,059	98,818
General and administrative	29,718	27,488	23,308	20,609	26,118
Amortization of acquired intangible assets	2,877	2,131	1,907	2,057	1,962
Restructuring charges	1,065	603	—	—	—

Total operating expenses	212,013	189,324	171,114	158,375	167,087

Income from operations	64,529	53,683	58,065	45,903	36,378
Interest and other expense, net	(793)	(2,765)	(1,772)	(2,832)	(5,337)

Income before income tax expense	63,736	50,918	56,293	43,071	31,041
Income tax expense	23,127	18,490	19,028	15,154	10,993

Net income	$40,609	$32,428	$37,265	$27,917	$20,048

Basic net income per share	$0.97	$0.77	$0.89	$0.69	$0.51
Diluted net income per share	$0.96	$0.76	$0.87	$0.67	$0.49
Weighted average common shares outstanding used in computing:
Net income per share—basic	41,665	42,035	42,059	40,691	39,351
Net income per share—diluted	42,322	42,750	42,973	41,915	40,925

(1)	During the year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems, S.r.l. for approximately $51.8 million.
(2)	During the year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Ltd., Fox Replay BV and Simena LLC for approximately $47.3 million collectively.

	March 31,
	2013(1)	2012(2)	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$154,091	$213,516	$228,478	$170,551	$135,912
Working capital	$92,141	$155,596	$147,136	$91,174	$51,720
Total assets	$552,176	$567,757	$527,570	$482,601	$436,734
Debt	$—	$62,000	$68,106	$79,356	$92,500
Total stockholders’ equity	$371,903	$342,369	$319,559	$266,843	$225,731

(1)	During the year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems S.r.l. for approximately $51.8 million, including $527 thousand in cash.
(2)	During the year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Ltd., Fox Replay BV and Simena LLC for approximately $47.3 million, including $616 thousand in cash.

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

Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, our ability to achieve expense reductions and make structural improvements and current economic conditions.

Our key objectives have been to continue to gain market share in the wireless service provider market and to accelerate our enterprise growth by extending into the application performance management segment. A key common component of both initiatives has been our aggressive acquisition of the strongly complementary packet flow or monitoring switch technology.

On October 31, 2012, we completed the acquisition of ONPATH Technologies, Inc. (ONPATH), an established provider of scalable packet flow switching technology for high-performance networks for the aggregation and distribution of network traffic for data, voice, video testing, monitoring, performance management and cybersecurity deployments. ONPATH’s packet flow switch technology is synergistic with our network monitoring switch strategy. The acquisition of the packet flow switch technology further strengthens our Unified Service Delivery Management strategy by enabling scalable access to all relevant network traffic across highly distributed network environments for use by any network monitoring, performance management and security system. ONPATH’s test automation technology is used to monitor networks in test environments which simulate existing and planned network environments. We paid $36.8 million in cash for the acquisition of ONPATH and $4.2 million of additional compensation consideration which could be paid out in the future.

On July 20, 2012, we completed the acquisition of certain assets, technology and employees from Accanto Systems, S.r.l. (Accanto). Accanto provides service assurance for telecommunication service providers enabling carriers to monitor and manage the delivery of voice services over converged, next generation network architectures. This technology is synergistic with our packet flow strategy and brings voice service monitoring capabilities for legacy voice environments and for next generation network voice services, including voice over IP (VoIP) and voice over long-term evolution (VoLTE) for 4G wireless networks. We paid $15.0 million for the acquisition of Accanto.

At the end of our fiscal year ended March 31, 2012, we entered the market with the packet aggregation switch we acquired from Simena. During the second half of our fiscal year ended March 31, 2013, we added a high capacity, chassis-based packet flow switch line that we acquired from ONPATH in October 2012. The combination of these two products has provided us with a wide range of price/performance and scale, well suited for both large enterprise and service provider applications.

In the wireless service provider sector we continued to gain market share primarily driven by our leading 3G and LTE data service assurance solutions globally. Our strategy here has been to complement our solution portfolio with an integrated legacy and 3G/4G voice service assurance capability. A component of this strategy was the acquisition of Accanto earlier in the fiscal year ended March 31, 2013, providing us important voice service monitoring for legacy voice environments and next generation network voice services.

Overall, in the service provider market we continue to capitalize on major growth drivers. We have gained market share in the Tier 1 mobile packet switched core where we are servicing 2G/3G and now 4G infrastructures that are being driven further with capacity upgrades from existing customers. We have also been gaining new Tier 2 customers as we expand our presence both in the U.S. and around the world. We have been building our product to capture the carriers’ rapid expansion of IP Services where we have become a leader. A large business opportunity for us is the servicing of Diameter Routing Agents that is used in all IP networks such as Long-term Evolution (LTE) technologies and IP Multimedia Subsystem (IMS). We are playing a central role in managing the complexity of the surge of different devices from handhelds to tablets, and how those users attach to the network, in areas such as authentication, authorization, policy and charging. Another area of growth is RAN aggregation, where there is a major transformation of the access and backhaul areas of the network. Carriers are consolidating 2G, 3G, and 4G into one box, combined with new LTE rollouts. We are helping to manage the handset and cell tower issues. During our fiscal year ended March 31, 2014, we intend to work to expand our capabilities to provide end-to-end monitoring by adding significant enhancements and features to our product set.

Results Overview

We saw continued growth during the fiscal year ended March 31, 2013, with product revenue growth of 18% and overall revenue growth of 14% compared to the prior fiscal year. Our earnings per share for the fiscal year ended March 31, 2013 were $0.96 per share, representing a $0.20, or 26%, increase over the same period in the prior year. Our business maintained strong gross profit margins. Our gross margin for the fiscal year ended March 31, 2013 remained flat at 79% compared to the same period in the prior year.

We ended fiscal year 2013 with an immaterial amount of product backlog, compared to $13.0 million as of the end of fiscal year 2012.

At March 31, 2013, we had cash, cash equivalents and marketable securities of $154.1 million. This represents a decrease of $59.4 million over the previous fiscal year ended March 31, 2012. During the fiscal year ended March 31, 2013, we maintained our liquidity despite acquisitions of product technology as well as cash outflows as a result of our share repurchase program and the repayment of $62.0 million of long-term debt.

Use of Non-GAAP Financial Measures

We supplement the generally accepted accounting principles (GAAP) financial measures we report in quarterly earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP net income and non-GAAP net income per diluted share. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP net income includes the foregoing adjustment and also removes inventory fair value adjustments, expenses related to the amortization of acquired intangible assets, stock-based compensation, restructuring, certain expenses relating to acquisitions including compensation for post-combination services and business development charges, as well as early extinguishment of debt, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.

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

Management believes these non-GAAP financial measures enhance the reader’s overall understanding of our current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how we plan and measure our business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provide useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the years ended March 31, 2013, 2012 and 2011 (in thousands):

	Year Ended March 31,
	2013	2012	2011
GAAP revenue	$350,550	$308,679	$290,540
Revenue impact of accounting change	—	—	(929)
Deferred revenue fair value adjustment	1,215	312	132

Non-GAAP revenue	$351,765	$308,991	$289,743

GAAP net income	$40,609	$32,428	$37,265
Revenue adjustments	1,215	312	(797)
Inventory fair value adjustment	453	—	—
Share-based compensation expense	9,580	8,702	6,439
Amortization of acquired intangible assets	7,424	6,782	5,887
Business development and integration expense	1,618	4,715	755
Compensation for post combination services	2,721	438	—
Restructuring charges	1,065	603	—
Loss on extinguishment of debt	—	690	—
Income tax adjustments	(8,671)	(7,700)	(4,668)

Non-GAAP net income	$56,014	$46,970	$44,881

GAAP diluted net income per share	$0.96	$0.76	$0.87
Share impact of non-GAAP adjustments identified above	0.36	0.34	0.17

Non-GAAP diluted net income per share	$1.32	$1.10	$1.04

Critical Accounting Policies

We consider accounting policies related to marketable securities, revenue recognition, valuation of goodwill, intangible assets and other acquisition accounting items, and share based compensation to be critical in fully understanding and evaluating our financial results. The application of these policies involves significant judgments and estimates by us.

Marketable Securities

We measure the fair value of our marketable securities at the end of each reporting period. Fair value is defined as the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Marketable securities are recorded at fair value and have been classified as Level 1 or 2 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in accessible active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors, overall market conditions and trends and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in our portfolio if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

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

Service revenue consists primarily of fees from customer support agreements, consulting and training. We generally provide software and hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Revenue from customer support agreements is recognized ratably over the support period. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized as the related training services are provided.

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

Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items

The carrying value of goodwill was $202.5 million and $170.4 million as of March 31, 2013 and 2012, respectively. We have two reporting units: (1) Unified Service Delivery and (2) Test Automation. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. Because NetScout, and our two reporting units, did not experience any significant adverse changes in our business or reporting structures, we performed the qualitative Step 0 assessment. In performing the qualitative Step 0 assessment, we considered certain events and circumstances specific to the entity at the reporting unit level, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No indicators of impairment were noted as of January 31, 2013. Additionally, the market capitalization of NetScout as a whole significantly exceeded its carrying value.

The carrying value of intangible assets was $63.8 million and $54.7 million as of March 31, 2013 and 2012, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. We amortize intangible assets over their estimated useful lives, except for the acquired tradename which resulted from the Network General acquisition, which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

During the fiscal year ended March 31, 2013, we early adopted authoritative guidance that gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. We completed our annual impairment test of the indefinite lived intangible as of January 31, 2013 using the qualitative Step 0 assessment described above, which largely mirrors the Unified Service Delivery analysis, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were observed as of January 31, 2013.

We have acquired five companies during the three year period ended March 31, 2013. The acquisition method of accounting requires that we estimate the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangibles we use a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangibles, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. We are also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and risk adjusted rate of return for a market participant purchasing those relationships.

The acquisition of Simena LLC also contained contingent features based on the ultimate settlement of assets and liabilities acquired as part of transaction, and the former owners future period of employment with the Company. Contingent consideration accounting requires the Company to estimate the probability of various settlement scenarios, the former owners expected period of employment with NetScout, and a risk adjusted interest rate to present value to the payment streams.

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

Results of Operations

Comparison of Years Ended March 31, 2013 and 2012

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. No one direct customer or indirect channel partner accounted for more than 10% of our total revenue during the fiscal years ended March 31, 2013 and 2012.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2013		2012		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$198,749	57%	$168,141	54%	$30,608	18%
Service	151,801	43	140,538	46	11,263	8%

Total revenue	$350,550	100%	$308,679	100%	$41,871	14%

Product. The 18%, or $30.6 million, increase in product revenue was due to a $19.4 million increase in revenue from our general enterprise sector and an $18.8 million increase in our service provider sector. These increases were offset by a $7.6 million decrease in our government enterprise sector. Compared to the same period in the prior year, we realized a 7% increase in units shipped and a 6% increase in the average selling price per unit of our products. The increase in average selling price is due to product mix.

We expect continued growth in our fiscal year ended March 31, 2014 and expect our service provider sector to continue to be a significant driver of future growth.

Service. The 8%, or $11.3 million, increase in service revenue was due to a $10.8 million increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base and a $1.7 million increase in premium support contracts. These were offset by a $1.3 million decrease in consulting revenue. We expect single digit percentage growth in our service revenues. We expect this to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.

Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2013		2012		Change
		% of Revenue		% of Revenue	$	%
Indirect	$172,136	49%	$166,483	54%	$5,653	3%
Direct	178,414	51	142,196	46	36,218	25%

Total revenue	$350,550	100%	$308,679	100%	$41,871	14%

The 3%, or $5.7 million, increase in indirect channel revenue is the result of the increase in sales in Europe to our service provider customers. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 25%, or $36.2 million, increase in direct channel revenue is the result of increased domestic revenue from our service provider and domestic general enterprise customers.

Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2013		2012		Change
		% of Revenue		% of Revenue	$	%
United States	$262,020	75%	$230,359	75%	$31,661	14%

International:
Europe	42,884	12	32,998	10	9,886	30%
Asia	18,107	5	17,637	6	470	3%
Rest of the world	27,539	8	27,685	9	(146)	(1%)

Subtotal international	88,530	25	78,320	25	10,210	13%

Total revenue	$350,550	100%	$308,679	100%	$41,871	14%

United States revenues increased 14%, or $31.7 million, as a result of an increase in our service provider and general enterprise sectors. The 13%, or $10.2 million, increase in international revenue is primarily due to an increase in our service provider sector in Europe as well as our general enterprise sector throughout the world. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$45,752	13%	$39,271	13%	$6,481	17%
Service	28,256	8	26,401	8	1,855	7%

Total cost of revenue	$74,008	21%	$65,672	21%	$8,336	13%

Gross profit:
Product $	$152,997	44%	$128,870	42%	$24,127	19%
Product gross profit %	77%		77%		—%
Service $	123,545	35%	114,137	37%	9,408	8%
Service gross profit %	81%		81%		—%

Total gross profit $	$276,542		$243,007		$33,535	14%

Total gross profit %	79%		79%		0%

Product. The 17%, or $6.5 million, increase in cost of product revenue was primarily due to the 18%, or $30.6 million increase in product revenue for the fiscal year ended March 31, 2013 when compared to the fiscal year ended March 31, 2012. In addition, there was a $453 thousand increase due to the amortization of a fair value adjustment related to inventory recorded from the acquisition of ONPATH.

The product gross profit percentage remained flat at 77% during the fiscal year ended March 31, 2013 as compared to the same period in the prior year. Average headcount in cost of product revenue was 29 and 26 for the years ended March 31, 2013 and 2012, respectively.

Service. The 7%, or $1.9 million, increase in cost of service revenue was primarily due to a $1.7 million increase in employee related expenses resulting from increased headcount to support our growing installed base as well as increased incentive compensation. The 8%, or $9.4 million, increase in service gross profit corresponds with the 8%, or $11.3 million, increase in service revenue, offset by the 7%, or $1.9 million, increase in cost of services. The service gross profit percentage remained flat at 81% for the fiscal year ended March 31, 2013 when compared to the same period in the prior year. Average headcount in cost of service revenue was 139 and 125 for the years ended March 31, 2013 and 2012, respectively.

Gross profit. Our gross profit increased 14%, or $33.5 million. This increase is attributable to our increase in revenue of 14%, or $41.9 million, offset by a 13%, or $8.3 million, increase in cost of revenue. The gross margin percentage remained flat at 79% during the fiscal year ended March 31, 2013 when compared to the same period in the prior year. Overall we expect our gross margin percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Research and development	$61,546	18%	$49,478	16%	$12,068	24%
Sales and marketing	116,807	33	109,624	35	7,183	7%
General and administrative	29,718	8	27,488	9	2,230	8%
Amortization of acquired intangible assets	2,877	1	2,131	1	746	35%
Restructuring charges	1,065	—	603	—	462	77%

Total operating expenses	$212,013	60%	$189,324	61%	$22,689	12%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 24%, or $12.1 million, increase in research and development expenses is due to a $9.0 million increase in employee related expenses due to increased headcount and incentive compensation, a $1.2 million increase in compensation for post combination services related to the acquisitions of Simena, Replay and ONPATH, a $536 thousand increase in consulting costs, a $495 thousand increase in travel expenses, a $443 thousand increase in allocated overhead, a $417 thousand increase in rent expense, a $333 thousand increase in depreciation and a $259 thousand increase in meeting expenses. These were offset by a $1.5 million decrease in business development expenses. Average headcount in research and development was 338 and 291 for the fiscal years ended March 31, 2013 and 2012, respectively. We expect research and development expenses to decline as a percentage of sales in future periods as revenue growth offsets additional research and development headcount associated with our recent acquisitions.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 7%, or $7.2 million, increase in total sales and marketing expenses was due to a $2.3 million increase in employee related expenses due to increased headcount, a $1.6 million increase in marketing related expenses, a $1.1 million increase in sales meeting costs, a $1.0 million increase in depreciation expense, a $891 thousand increase in expenses related to the NetScout user conference as this was not held during the fiscal year ended March 31, 2012, a $581 thousand increase in recruitment and a $534 thousand increase in employee training. Average headcount in sales and marketing was 333 and 317 for the fiscal years ended March 31, 2013 and 2012, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 8%, or $2.2 million, increase in general and administrative expenses was due to a $1.4 million increase in employee related expenses related to an increase in incentive compensation, a $973 thousand increase in deal related compensation associated with acquisitions and a $971 thousand increase in software license expenses. These expenses were offset by an $853 thousand decrease in business development costs associated with acquisitions. Average headcount in general and administrative was 115 and 117 for the fiscal years ended March 31, 2013 and 2012, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto, Simena, Replay, Psytechnics and Network General Central Corporation (Network General).

The 35%, or $746 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH, Accanto, Simena and Replay. The amortization related to the acquisitions ONPATH and Accanto were not recorded during the prior fiscal year ended March 31, 2012 as the acquisitions have occurred within the past twelve months. In addition, there were increases related to the acquisitions of Simena and Replay during the fiscal year ended March 31, 2013 as compared to the prior fiscal year primarily related to recording an entire year of amortization in the current year.

Restructuring charges. During the fiscal year ended March 31, 2013, we restructured part of our international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition. As a result, we recorded $1.2 million of restructuring charges during the fiscal year ended March 31, 2013 related to severance costs.

Interest and Other Expense, Net

Interest and other expense, net includes interest earned on our cash, cash equivalents, marketable securities and restricted investments, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(793)	(0%)	$(2,765)	(1%)	$1,972	71%

The 71%, or $2.0 million, decrease in interest and other income (expense), net was due to a $690 thousand decrease related to the loss on extinguishment of debt in connection with the refinancing of our previous credit facility during the fiscal year ended March 31, 2012, a $718 thousand decrease in foreign currency transaction expense, a $475 thousand decrease in interest expense due to a decrease in the interest rate as well as the payment of our outstanding debt during the fiscal year ended March 31, 2013. In addition, there was an $89 thousand increase in interest income.

Income Tax Expense

The annual effective tax rate for fiscal year 2013 is 36.3%, compared to an annual effective tax rate of 36.3% for fiscal year 2012. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Income tax expense	$23,127	7%	$18,490	6%	$4,637	25%

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

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2012		2011		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$39,271	13%	$38,175	13%	$1,096	3%
Service	26,401	8	23,186	8	3,215	14%

Total cost of revenue	$65,672	21%	61,361	21%	4,311	7%

Gross profit:
Product $	$128,870	42%	$121,773	42%	7,097	6%
Product gross profit %	77%		76%		1%
Service $	114,137	37%	107,406	37%	6,731	6%
Service gross profit %	81%		82%		(1%)

Total gross profit $	$243,007		$229,179		$13,828	6%

Total gross profit %	79%		79%		0%

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

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2012		2011		Change
		% of Revenue		% of Revenue	$	%
Research and development	$49,478	16%	$40,628	14%	$8,850	22%
Sales and marketing	109,624	35	105,271	36	4,353	4%
General and administrative	27,488	9	23,308	8	4,180	18%
Amortization of acquired intangible assets	2,131	1	1,907	1	224	12%
Restructuring charges	603	—	—	—	603	100%

Total operating expenses	$189,324	61%	$171,114	59%	$18,210	11%

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

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2012		2011		Change
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,765)	(1%)	$(1,772)	(1%)	$(993)	56%

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

Income Tax Expense

The annual effective tax rate for fiscal year 2012 is 36.3%, compared to an annual effective tax rate of 33.8% for fiscal year 2011. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, differences in tax rates in foreign jurisdictions and federal, foreign and state tax credits. The difference in our effective tax rate compared to the prior year is primarily due to acquisition related items, a lower qualified production activity deduction, tax reserves and changes in the relative mix of income and losses across various jurisdictions.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2012		2011		Change
		% of Revenue		% of Revenue	$	%
Income tax expense	$18,490	6%	$19,028	7%	$(538)	3%

Contractual Obligations

As of March 31, 2013, we had the following contractual obligations:

Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$2,605	$2,605	$—	$—	$—
Operating lease obligations (1)	37,183	5,509	9,592	8,312	13,770
Contingent purchase consideration	5,087	840	—	—	4,247
Retirement obligations	1,757	516	528	520	193

Total contractual obligations	$46,632	$9,470	$10,120	$8,832	$18,210

As of March 31, 2013, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $370 thousand. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. We have also excluded long-term deferred revenue of $25.9 million as such amounts will be recognized as services are provided.

(1)	We lease facilities and certain equipment under operating lease agreements extending through September 2023 for a total of $37.2 million.

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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At March 31, 2013, the present value of the future consideration was $5.1 million and the contractual non-compliance liability was $246 thousand.

During the summer of 2012, we received letters from former Accanto employees reserving their rights and alleging violations of Italian Civil Code Article 2112 relating to their employment. Further, in December 2012, we received communication from an Italian law firm engaged by a subset of Accanto employees asserting violations of Italian Civil Code Article 2112 relating to their employment and requesting transfer of employment to NetScout. As of March 31, 2013, the related claims have been settled and NetScout’s portion of the immaterial liability was paid.

As disclosed in Item 3, in March 2012, we uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. We believe we did not benefit from any of the transactions uncovered and believe that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. We are cooperating fully and are providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and we have been informed by the Department of Justice that it does not intend to take any action against NetScout. We determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of March 31, 2013.

Backlog

Our combined product backlog at March 31, 2013, consisting of unshipped orders and deferred product revenue, was an immaterial amount compared to $13.0 million at March 31, 2012.

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

Liquidity and Capital Resources

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of March 31,
	2013	2012	2011
Cash and cash equivalents	$99,930	$117,255	$67,168
Short-term marketable securities	37,338	79,617	133,430
Long-term marketable securities	16,823	16,644	27,880

Cash, cash equivalents and marketable securities	$154,091	$213,516	$228,478

Cash, cash equivalents and marketable securities

At March 31, 2013 cash, cash equivalents and marketable securities totaled $154.1 million, down $59.4 million from $213.5 million at March 31, 2012 due primarily to the $62.0 million repayment of long-term debt, $51.3 million used for the acquisitions of ONPATH and Accanto, $27.4 million of cash used to repurchase shares of our common stock and $11.9 million of cash used for capital expenditures, offset by $95.4 million of cash provided by operating activities.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At March 31, 2013, cash and short-term and long-term investments in the United States was $150.5 million, while cash held offshore was approximately $3.6 million.

Cash and cash equivalents were impacted by the following:

	Year Ending March 31, (Dollars in Thousands)
	2013	2012	2011
Net cash provided by operating activities	$95,412	$68,307	$67,189
Net cash (used in ) provided by investing activities	$(21,742)	$9,208	$(59,964)
Net cash used in financing activities	$(91,004)	$(27,418)	$(3,379)

Net cash provided by operating activities.

Fiscal year 2013 compared to fiscal year 2012

Cash provided by operating activities was $95.4 million during the fiscal year ended March 31, 2013, compared to $68.3 million of cash provided by operating activities in the fiscal year ended March 31, 2012. This $27.1 million increase was due to a $9.1 million increase from accrued compensation and other expenses during the fiscal year ended March 31, 2013 when compared to the fiscal year ended March 31, 2012 largely due to the timing of accruals for incentive compensation as a result of achieving performance-based targets during fiscal year 2013 while such targets were not achieved during fiscal year 2012, accruals for the employee stock purchase plan which began in March 2012, as well as accrued commissions. In addition, there was an $8.2 million increase in profitability, a $6.3 million favorable impact from prepaid expenses and other assets largely due $6.0 million favorable impact from a decrease in prepaid income taxes, a $4.1 million favorable impact from accounts receivable in the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012 and a $2.3 million increase as a result of a decrease in inventories. These were offset by a $2.7 million unfavorable impact from deferred revenue. Accounts receivable days sales outstanding was 68 days at March 31, 2013 compared to 70 days at March 31, 2012.

Fiscal year 2012 compared to fiscal year 2011

Cash provided by operating activities was $68.3 million during the fiscal year ended March 31, 2012, compared to $67.2 million of cash provided by operating activities in the fiscal year ended March 31, 2011. This $1.1 million decrease was due to a $6.8 million unfavorable impact from accounts receivable in the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011, a $4.8 million decrease in profitability, a $4.8 million decrease from increases in accounts payable, a $1.8 million decrease from accrued compensation and other expenses during the fiscal year ended March 31, 2012 when compared to the fiscal year ended March 31, 2011 largely due to the timing of accruals for incentive compensation. These decreases were offset by a $12.4 million increase from deferred revenue as a result of an increase in deferred maintenance revenue, a $2.8 million improvement from depreciation and amortization and $2.2 million increase as a result of share-based compensation. Accounts receivable days sales outstanding was 70 days at March 31, 2012 compared to 71 days at March 31, 2011.

Net cash (used in) provided by investing activities.

	Year Ending March 31, (Dollars in Thousands)
	2013	2012	2011
Cash (used in) provided by investment activities included the following:
Purchase of marketable securities	$(121,133)	$(117,682)	$(153,903)
Proceeds from maturity of marketable securities	163,416	184,899	101,430
Purchase of fixed assets	(11,948)	(11,288)	(7,491)
Acquisition of businesses, net of cash acquired	(51,273)	(46,721)	—
Increase in deposits	(804)	—	—

	$(21,742)	$9,208	$(59,964)

Cash (used in) provided by investing activities was down $31.0 million to $22.0 million used during the fiscal year ended March 31, 2013, compared to $9.2 million of cash provided by investing activities during the fiscal year ended March 31, 2012. Cash (used in) provided by investing activities was up $69.2 million to $9.2 million provided during the fiscal year ended March 31, 2012, compared to $60.0 million of cash used in investing activities during the fiscal year ended March 31, 2011.

During the fiscal years ended March 31, 2013 and 2012, we paid $51.3 million and $46.7 million for acquisitions.

Net inflow relating to the purchase and sales of marketable securities was down $24.9 million during the fiscal year ended March 31, 2013 when compared to the fiscal year ended March 31, 2012 relating to the impact of our investments mix. In addition, during the fiscal year ended March 31, 2013, redemptions by the issuers for our remaining auction rate securities totaling $19.3 million were settled. As a result of the settlements, we reversed the remaining valuation reserve of $190 thousand. We held no investments in auction rate securities at March 31, 2013. Net inflow relating to the purchase and sales of marketable securities was up $119.7 million during the fiscal year ended March 31, 2012 when compared to the fiscal year ended March 31, 2011 relating to the impact of our investments mix.

Our expenditures for property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2014.

Net cash used in financing activities.

	Year Ending March 31, (Dollars in Thousands)
	2013	2012	2011
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$575	$473	$(367)
Payment of contingent consideration	(4,038)	(846)	—
Treasury stock repurchases	(27,448)	(20,595)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	60,691	—
Repayment of long-term debt	(62,000)	(68,106)	(11,250)
Excess tax benefit from share-based compensation awards	1,907	965	8,238

	$(91,004)	$(27,418)	$(3,379)

Cash used in financing activities was up $63.6 million to $91.0 million during the fiscal year ended March 31, 2013, compared to $27.4 million of cash used in financing activities during the fiscal year ended March 31, 2012.

On October 29, 2012, we paid down our outstanding credit facility in the amount of $62.0 million. As of the date of this filing there are no amounts outstanding under this credit facility. During the fiscal years ended March 31, 2012 and 2011, we repaid $7.4 million and $11.3 million, respectively, under the terms of our previous credit facility.

During the fiscal years ended March 31, 2013 and 2012, we paid $4.0 million and $846 thousand, respectively, related to the contingent purchase consideration related to the acquisition of Simena.

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to four million shares with cash from operations. We repurchased 999,499 shares at a cost of $23.5 million under this program during the fiscal year ended March 31, 2013. In addition, during the fiscal year ended March 31, 2013, we had 169,531 shares transferred to us from employees for tax withholding at a cost of $3.9 million. During the fiscal year ended March 31, 2012, we repurchased 1,270,000 shares for $16.2 million. In addition, during the fiscal year ended March 31, 2012, we had 216,882 shares transferred to us from employees for tax withholding at a cost of $4.4 million. Future repurchases of shares will reduce our cash balances.

We generated $1.9 million, $965 thousand and $8.2 million during the fiscal years ended March 31, 2013, 2012 and 2011, respectively, of excess tax benefits from share-based compensation awards.

Credit Facility

On November 22, 2011, we entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016. At March 31, 2013 there were no amounts outstanding under the credit facility.

Expectations for Fiscal Year 2014

We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In addition, we expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions. Capital expenditures in our fiscal year 2014 are currently anticipated to be in line with previous years’ trend.

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

Recent Accounting Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013 (the fourth quarter of fiscal year 2014 for the NetScout). Early adoption is permitted. This standard is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013 (the fourth quarter of fiscal year 2014 for NetScout). This standard is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02: Other Comprehensive Income (ASU 2013-02). ASU 2013-02 provides additional guidance regarding reclassifications out of Accumulated Other Comprehensive Income (AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning April 1, 2013 with early adoption permitted. The adoption of ASU 2013-02 will impact financial statement presentation only; accordingly, it will have no impact on our financial condition, results of operations, or cash flows.

In July 2012, the FASB issued Accounting Standards Update 2012-02: Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (the first quarter of fiscal year 2014 for NetScout), with early adoption permitted. We adopted this standard during the fourth quarter of our fiscal year ending March 31, 2013 for our annual impairment test.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.

At March 31, 2013 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

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

As of March 31, 2013, we had foreign currency forward contracts with notional amounts totaling $17.1 million. The valuation of outstanding foreign currency forward contracts at March 31, 2013 resulted in a liability balance of $249 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $71 thousand reflecting favorable rates in comparison to current market rates. As of March 31, 2012, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2011 resulted in a liability balance of $166 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $150 thousand reflecting favorable rates in comparison to current market rates.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2013.

In accordance with the SEC’s published guidance, NetScout’s management determined that it would exclude the operations of ONPATH (acquired on November 1, 2012) from the scope of its assessment of internal control over financial reporting as the period of time between completion of the acquisition and management’s evaluation was not sufficient to permit an assessment of ONPATH’s internal controls. As of March 31, 2013, NetScout’s total reported assets were $552 million, of which ONPATH’s assets accounted for approximately 2%.

For the year ended March 31, 2013, NetScout’s total revenues were $350.6 million, of which ONPATH accounted for approximately 2%.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is included under the captions “Directors and Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “The Board of Directors and its Committees” and “Corporate Governance” in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than 120  days after the end of the fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included under the caption “Compensation and Other Information Concerning Executive Officers” in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is included, as applicable, under the captions “Director Independence,” “Employment and Other Agreements” and “Transactions with Related Persons” in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is included under the captions “Auditors Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services” in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets as of March 31, 2013 and 2012	F-3

		Consolidated Statements of Operations for the Years Ended March 31, 2013, 2012 and 2011	F-4

		Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2013, 2012 and 2011	F-5

		Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2013, 2012 and 2011	F-6

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2013, 2012 and 2011	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

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

Date: May 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL Anil K. Singhal	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 24, 2013

/S/ JEAN BUA Jean Bua	Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 24, 2013

/S/ VICTOR A. DEMARINES Victor A. DeMarines	Director	May 24, 2013

/S/ JOHN R. EGAN John R. Egan	Director	May 24, 2013

/S/ JOSEPH G. HADZIMA, JR. Joseph G. Hadzima, Jr.	Director	May 24,2013

/S/ VINCENT J. MULLARKEY Vincent J. Mullarkey	Director	May 24, 2013

/S/ STEPHEN PEARSE Stephen Pearse	Director	May 24, 2013

/S/ ROBERT E. DONAHUE Robert E. Donahue	Director	May 24, 2013

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded OnPath Technologies, Inc. (“ONPATH”) from its assessment of internal control over financial reporting as of March 31, 2013 because it was acquired by the Company in a purchase business combination during the year ended March 31, 2013. We have also excluded ONPATH from our audit of internal control over financial reporting. ONPATH is a wholly-owned subsidiary whose aggregated total assets and total revenues represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2013.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

May 24, 2013

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2013	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$99,930	$117,255
Marketable securities	37,338	79,617
Accounts receivable, net of allowance for doubtful accounts of $971 and $226 at March 31, 2013 and 2012, respectively	73,900	69,795
Inventories	7,563	8,021
Prepaid income taxes	0	4,600
Deferred income taxes	9,538	4,237
Prepaid expenses and other current assets	9,043	6,162

Total current assets	237,312	289,687
Fixed assets, net	19,678	16,457
Goodwill	202,453	170,384
Intangible assets, net	63,827	54,685
Deferred income taxes	9,211	17,892
Long-term marketable securities	16,823	16,644
Other assets	2,872	2,008

Total assets	$552,176	$567,757

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,161	$7,539
Accrued compensation	31,585	23,050
Accrued other	7,027	6,235
Income taxes payable	114	0
Current portion of contingent liabilities	1,229	3,774
Deferred revenue	95,055	93,493

Total current liabilities	145,171	134,091
Other long-term liabilities	2,249	2,347
Deferred tax liability	941	1,410
Accrued long-term retirement benefits	1,757	1,990
Long-term deferred revenue	25,907	18,722
Long-term debt, net of current portion	0	62,000
Contingent liabilities, net of current portion	4,248	4,828

Total liabilities	180,273	225,388

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2013 and 2012	0	0
Common stock, $0.001 par value: 150,000,000 shares authorized; 49,007,491 and 48,185,731 shares issued and 41,466,921 and 41,814,191 shares outstanding at March 31, 2013 and 2012, respectively	49	48
Additional paid-in capital	253,202	237,289
Accumulated other comprehensive income	671	212
Treasury stock at cost, 7,540,570 and 6,371,540 shares at March 31, 2013 and 2012, respectively	(83,480)	(56,032)
Retained earnings	201,461	160,852

Total stockholders’ equity	371,903	342,369

Total liabilities and stockholders’ equity	$552,176	$567,757

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011
Revenue:
Product	$198,749	$168,141	$159,948
Service	151,801	140,538	130,592

Total revenue	350,550	308,679	290,540

Cost of revenue:
Product	45,752	39,271	38,175
Service	28,256	26,401	23,186

Total cost of revenue	74,008	65,672	61,361

Gross profit	276,542	243,007	229,179

Operating expenses:
Research and development	61,546	49,478	40,628
Sales and marketing	116,807	109,624	105,271
General and administrative	29,718	27,488	23,308
Amortization of acquired intangible assets	2,877	2,131	1,907
Restructuring charges	1,065	603	0

Total operating expenses	212,013	189,324	171,114

Income from operations	64,529	53,683	58,065

Interest and other expense, net:
Interest income	508	419	672
Interest expense	(1,291)	(1,766)	(2,452)
Other (income) expense, net	(10)	(728)	8
Loss on extinguishment of debt	0	(690)	0

Total interest and other expense, net	(793)	(2,765)	(1,772)

Income before income tax expense	63,736	50,918	56,293
Income tax expense	23,127	18,490	19,028

Net income	$40,609	$32,428	$37,265

Basic net income per share	$0.97	$0.77	$0.89
Diluted net income per share	$0.96	$0.76	$0.87
Weighted average common shares outstanding used in computing:
Net income per share—basic	41,665	42,035	42,059
Net income per share—diluted	42,322	42,750	42,973

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Net Income	$40,609	$32,428	$37,265
Other comprehensive income:
Unrealized gains on cash equivalents, marketable securities and restricted investment, net of taxes of $73, $810 and $623	109	1,357	936
Unrealized gain (loss) on hedge contracts, net of (benefits) taxes of ($55), ($51), and $128	(110)	(84)	205
Cumulative translation adjustments	460	(385)	0

Other comprehensive income	459	888	1,141

Comprehensive income	$41,068	$33,316	$38,406

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2010	46,490,166	$46	$209,146	$(1,817)	4,720,584	$(31,691)	$91,159	$266,843

Net Income							37,265	37,265
Unrealized net investment gains				936				936
Unrealized net gains on derivative financial instruments				205				205
Issuance of common stock pursuant to exercise of options	450,432	1	3,378					3,379
Issuance of common stock pursuant to vesting of restricted stock units and repurchase of common stock for net settlements	501,281	0			164,074	(3,746)		(3,746)
Stock-based compensation expense for restricted stock units granted to employees			6,439					6,439
Tax benefits of disqualifying dispositions of incentive stock options			8,238					8,238

Balance, March 31, 2011	47,441,879	47	227,201	(676)	4,884,658	(35,437)	128,424	319,559

Net Income							32,428	32,428
Unrealized net investment gains				1,357				1,357
Unrealized net losses on derivative financial instruments				(84)				(84)
Cumulative translation adjustments				(385)				(385)
Issuance of common stock pursuant to exercise of options	84,502	0	472					472
Issuance of common stock pursuant to vesting of restricted stock units	659,350	1						1
Stock-based compensation expense for restricted stock units granted to employees			8,651					8,651
Repurchase of treasury stock					1,486,882	(20,595)		(20,595)
Tax benefits of disqualifying dispositions of incentive stock options			965					965

Balance, March 31, 2012	48,185,731	48	237,289	212	6,371,540	(56,032)	160,852	342,369

Net Income							40,609	40,609
Unrealized net investment gains				109				109
Unrealized net losses on derivative financial instruments				(110)				(110)
Cumulative translation adjustments				460				460
Issuance of common stock pursuant to exercise of options	86,892	0	574					574
Issuance of common stock pursuant to vesting of restricted stock units	549,932	1			—	—		1
Stock-based compensation expense for restricted stock units granted to employees			8,887					8,887
Issuance of common stock under employee stock purchase plan	184,936		4,545					4,545
Repurchase of treasury stock					1,169,030	(27,448)		(27,448)
Tax benefits of disqualifying dispositions of incentive stock options			1,907					1,907

Balance, March 31, 2013	49,007,491	$49	$253,202	$671	7,540,570	$(83,480)	$201,461	$371,903

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$40,609	$32,428	$37,265
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	17,464	16,642	13,877
Loss on extinguishment of debt	0	553	0
Loss on disposal of fixed assets	104	168	127
Deal related compensation expense and accretion charges	263	106	0
Share-based compensation expense associated with equity awards	9,591	8,651	6,439
Net change in fair value of contingent and contractual liabilities	466	0	0
Deferred income taxes	3,909	5,437	3,459
Other gains	(3)	(53)	0
Changes in assets and liabilities
Accounts receivable	82	(3,997)	2,755
Inventories	1,433	(892)	(1,092)
Prepaid expenses and other assets	5,391	(875)	404
Accounts payable	(2,345)	(2,195)	2,583
Accrued compensation and other expenses	10,739	1,637	3,438
Contingent liabilities	0	389	0
Income taxes payable	114	0	0
Deferred revenue	7,595	10,308	(2,066)

Net cash provided by operating activities	95,412	68,307	67,189

Cash flows from investing activities:
Purchase of marketable securities	(121,133)	(117,682)	(153,903)
Proceeds from maturity of marketable securities	163,416	184,899	101,430
Purchase of fixed assets	(11,948)	(11,288)	(7,491)
Acquisition of businesses, net of cash acquired	(51,273)	(46,721)	0
Increase in deposits	(804)	0	0

Net cash (used in) provided by investing activities	(21,742)	9,208	(59,964)

Cash flows from financing activities:
Issuance of common stock under stock plans	575	473	(367)
Payment of contingent consideration	(4,038)	(846)	0
Treasury stock repurchases	(27,448)	(20,595)	0
Proceeds from issuance of long-term debt, net of issuance costs	0	60,691	0
Repayment of long-term debt	(62,000)	(68,106)	(11,250)
Excess tax benefit from share-based compensation awards	1,907	965	8,238

Net cash used in financing activities	(91,004)	(27,418)	(3,379)

Effect of exchange rate changes on cash and cash equivalents	9	(10)	0

Net (decrease) increase in cash and cash equivalents	(17,325)	50,087	3,846
Cash and cash equivalents, beginning of year	117,255	67,168	63,322

Cash and cash equivalents, end of year	$99,930	$117,255	$67,168

Supplemental disclosures of cash flow information:
Cash paid for interest	$325	$1,253	$2,079
Cash paid for income taxes	$13,326	$13,163	$7,846
Non-cash transactions:
Transfers of inventory to fixed assets	$583	$1,910	$1,348
Additions to property, plant and equipment included in accounts payable	$154	$569	$979
Fair value of contingent consideration related to acquisitions, included in contingent liabilities	$0	$8,000	$0
Debt issuance costs settled through the issuance of additional debt	$0	$1,184	$0
Interest settled through issuance of additional debt	$0	$125	$0
Gross decrease in contractual liability relating to fair value adjustment	$(184)	$(900)	$0
Gross increase in contingent consideration liability relating to fair value adjustment	$650	$900	$0
Issuance of common stock under employee stock plans	$4,545	$0	$0

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, valuation of goodwill and acquired intangible assets and share-based compensation. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

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

At March 31, 2013 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions.

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

Service revenue consists primarily of fees from customer support agreements, consulting and training. NetScout generally provides software and hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Revenue from customer support agreements is recognized ratably over the support period. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized as the related training services are provided.

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

Uncollected Deferred Product Revenue

Because of NetScout’s revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $1.0 million and $120 thousand at March 31, 2013 and 2012, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.

At March 31, 2013, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2012, no one direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance. During the fiscal years ended March 31, 2013, 2012 and 2011, no one direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company has not experienced any significant failure of its customers to meet their payment obligations nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company’s assumptions are incorrect, there could be an adverse impact on its allowance for doubtful accounts.

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

Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items

The Company has two reporting units: (1) Unified Service Delivery and (2) Test Automation. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. Because the Company, and its two reporting units, did not experience any significant adverse changes in their business or reporting structures, the Company performed the qualitative Step 0 assessment. In performing the qualitative Step 0 assessment, the Company considered certain events and circumstances specific to the entity at the reporting unit level, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company completed its annual impairment test of goodwill as of January 31, 2013. No indicators of impairment were noted as of January 31, 2013. Additionally, the market capitalization of the Company as a whole significantly exceeded its carrying value.

During the fiscal year ended March 31, 2013, the Company early adopted authoritative guidance that gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required.

NetScout amortizes acquired intangible assets over their estimated useful lives, except for an acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tradename is evaluated annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test of the indefinite lived intangible as of January 31, 2013 using the qualitative Step 0 assessment described above, which largely mirrors the Unified Service Delivery goodwill impairment assessment, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were observed as of January 31, 2013.

The Company acquired five companies during the three year period ended March 31, 2013. The acquisition method of accounting requires an estimate the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangibles the Company uses a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangibles, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. The Company is also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and risk adjusted rate of return for a market participant purchasing those relationships.

The acquisition of Simena LLC also contained contingent features based on the ultimate settlement of assets and liabilities acquired as part of transaction, and the former owners future period of employment with the Company. Contingent consideration accounting requires the Company to estimate the probability of various settlement scenarios, the former owners expected period of employment with NetScout, and a risk adjusted interest rate to present value to the payment streams.

Capitalized Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software products are available for first customer shipment. Such costs are amortized using the straight-line method over the estimated economic life of the product, which generally do not exceed three years. Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made.

Amortization included as cost of product revenue was $51 thousand and $204 thousand for the years ended March 31, 2013 and 2012, respectively. The Company did not capitalize any software development costs in the years ended March 31, 2013 and 2012.

Derivative Financial Instruments

Under authoritative guidance for derivative instruments and hedging activities, all hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured as of the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, the Company accounts for its instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts are assessed by the Company quarterly. The Company records the fair value of its derivatives in other current assets and other current liabilities. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to the Company’s consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in the Company’s consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company’s consolidated statement of cash flows. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.

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

Contingent liabilities includes contingent consideration in connection with the Company’s acquisitions and contingent contractual non-compliance liability. Contingent consideration represents earnout payments in connection with the Company’s acquisitions and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The Company discounts the contingent purchase consideration and contingent non-contractual liabilities to present value using a risk adjusted interest rate at each reporting period. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.

Changes in the fair value of contingent liabilities may result from changes in discount periods. The Company reflects changes in fair value due to probability changes in earnings in the consolidated statements of income. Earnout payments are reflected in cash flows from financing activities and the changes in fair value are reflected in cash flows from operating activities in the consolidated statements of cash flows.

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

The Company does consolidate European subsidiaries which use the Euro as a functional currency. Accordingly, the assets and liabilities of those entities are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses associated with non-Euro denominated balances held by those entities are charged to operations.

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

The Company had a foreign currency gain of $3 thousand, a loss of $625 thousand and a gain of $25 thousand for the years ended March 31, 2013, 2012 and 2011, respectively, and are included in other (income) expense, net.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was $1.1 million, $273 thousand and $175 thousand for the years ended March 31, 2013, 2012 and 2011, respectively.

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

Recent Accounting Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013 (the fourth quarter of fiscal year 2014 for the company). Early adoption is permitted. This standard is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013 (the fourth quarter of fiscal year 2014 for the Company). This standard is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02: Other Comprehensive Income (ASU 2013-02). ASU 2013-02 provides additional guidance regarding reclassifications out of Accumulated Other Comprehensive Income (AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning April 1, 2013 with early adoption permitted. The adoption of ASU 2013-02 will impact financial statement presentation only; accordingly, it will have no impact on the Company’s financial condition, results of operations, or cash flows.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2012, the FASB issued Accounting Standards Update 2012-02: Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (the first quarter of fiscal year 2014 for the Company), with early adoption permitted. The Company adopted this standard during the fourth quarter of its fiscal year ending March 31, 2013 for its annual impairment test.

NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2013 and 2012.

The following is a summary of marketable securities held by NetScout at March 31, 2013 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$17,416	$11	$17,427
Commercial paper	12,390	0	12,390
Corporate bonds	2,559	2	2,561
Certificates of deposit	4,960	0	4,960

Total short-term marketable securities	37,325	13	37,338

U.S. government and municipal obligations	14,211	7	14,218
Corporate bonds	2,605	0	2,605

Total long-term marketable securities	16,816	7	16,823

Total marketable securities	$54,141	$20	$54,161

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2012, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$17,779	$20	$17,799
Commercial paper	22,469	0	22,469
Corporate bonds	18,531	(1)	18,530
Certificates of deposit	3,208	(1)	3,207
Auction rate securities	17,612	0	17,612

Total short-term marketable securities	79,599	18	79,617

Auction rate securities	1,651	(190)	1,461
U.S. government and municipal obligations	13,828	8	13,836
Corporate bonds	1,345	2	1,347

Total long-term marketable securities	16,824	(180)	16,644

Total marketable securities	$96,423	$(162)	$96,261

Contractual maturities of the Company’s marketable securities held at March 31, 2013 and March 31, 2012 were as follows (in thousands):

	March 31, 2013	March 31, 2012
Available-for-sale securities:
Due in 1 year or less	$37,338	$79,617
Due after 1 year through 5 years	16,823	15,183
Due after 10 years	0	1,461

	$54,161	$96,261

During the quarter ended June 30, 2012, redemptions for the Company’s remaining auction rate securities totaling $19.3 million were settled, $17.6 million of which were classified as current marketable securities as of March 31, 2012 and another $1.7 million classified as long-term marketable securities. As a result of the settlements, during the three months ended June 30, 2012, the Company reversed the remaining valuation reserve of $190 thousand ($117 thousand, net of tax) previously recorded within accumulated other comprehensive income (loss) on the balance sheet. The Company held no investments in auction rate securities at March 31, 2013.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of March 31, 2013 and 2012. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$99,930	$0	$0	$99,930
U.S. government and municipal obligations	31,645	0	0	31,645
Commercial paper	0	12,390	0	12,390
Corporate bonds	5,166	0	0	5,166
Certificate of deposits	0	4,960	0	4,960
Derivative financial instruments	0	71	0	71

	$136,741	$17,421	$0	$154,162

LIABILITIES:
Contingent consideration	$0	$0	$(5,087)	$(5,087)
Contingent contractual non-compliance liability	0	0	(246)	(246)
Derivative financial instruments	0	(249)	0	(249)

	$0	$(249)	$(5,333)	$(5,582)

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$117,255	$0	$0	$117,255
U.S. government and municipal obligations	31,635	0	0	31,635
Commercial paper	0	22,469	0	22,469
Corporate bonds	19,877	0	0	19,877
Certificate of deposits	0	3,207	0	3,207
Auction rate securities	0	17,612	1,461	19,073
Derivative financial instruments	0	150	0	150

	$168,767	$43,438	$1,461	$213,666

LIABILITIES:
Contingent consideration	$0	$0	$(8,213)	$(8,213)
Contingent contractual non-compliance liability	0	0	(700)	(700)
Derivative financial instruments	0	(166)	0	(166)

	$0	$(166)	$(8,913)	$(9,079)

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the year ended March 31, 2013 (in thousands):

	Auction Rate Securities	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at March 31, 2012	$1,461	$8,213	$700
Change in fair value (included within research and development expense)	0	912	(184)
ARSs redeemed by issuers	(1,650)	0	0
Unrealized gains included in accumulated other comprehensive income (loss)	190	0	0
Unrealized gain (loss) included in earnings	(1)	0	0
Payments	0	(4,038)	(270)

Balance at March 31, 2013	$0	$5,087	$246

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS (Continued)

The Company has updated the probabilities used in the fair value calculation of the contingent liabilities at March 31, 2013 which resulted in an additional liability of $466 thousand included as part of earnings for the fiscal year ended March 31, 2013. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate, a stay period of two or three years and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the fiscal year ended March 31, 2013 was $263 thousand and was included as part of earnings.

During the fiscal year ended, $4.0 million related to the contingent purchase consideration as part of the acquisition of Simena was paid to the former owner.

During the fiscal year ended March 31, 2013, the Level 3 liability related to the contractual non-compliance liability was paid and resulted in a $270 thousand decrease. All amounts were accurately reflected in purchase accounting and there was no impact to earnings in the post-acquisition period.

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the year ended March 31, 2012 (in thousands):

	Auction Rate Securities	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at March 31, 2011	$17,482	$0	$0
Additions to Level 3	0	8,000	1,600
Transfers out of Level 3	(17,612)
Change in fair value (included within research and development expense)	0	1,059	(900)
ARSs redeemed by issuers at par	(500)	0	0
Unrealized gains included in accumulated other comprehensive income (loss)	2,112	0	0
Unrealized gain (loss) included in earnings	(21)	0	0
Payments	0	(846)	0

Balance at March 31, 2012	$1,461	$8,213	$700

The amount reclassified to Level 2 during the year ended March 31, 2012 represented auction rate security holdings that was redeemed in June 2012.

The contingent liability was recorded at its fair value of $8.0 million at the acquisition date. The Company had re-measured the fair value at March 31, 2012 and recognized an adjustment to fair value of $159 thousand as part of earnings.

During the fourth quarter of the fiscal year ended March 31, 2012, the Level 3 liabilities were adjusted by $900 thousand related to the contractual non-compliance liability. This adjustment increased the contingent purchase consideration and decreased the contingent contractual non-compliance liability. All amounts were accurately reflected in purchase accounting and there was no impact to earnings in the post acquisition period.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – INVENTORIES

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	March 31,
	2013	2012
Raw materials	$3,986	$4,083
Work in process	272	363
Finished goods	3,305	3,575

	$7,563	$8,021

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following (in thousands):

	Estimated Useful Life In Years
		March 31,
		2013	2012
Furniture and fixtures	3-7	$3,337	$2,866
Computer equipment and internal use software	3-5	52,170	45,440
Demonstration and spare part units	2	8,041	6,764
Leasehold improvements	4-12	11,920	8,578

		75,468	63,648
Less – accumulated depreciation		(55,790)	(47,191)

		$19,678	$16,457

Depreciation expense was $9.8 million, $9.6 million and $7.8 million for the years ended March 31, 2013, 2012 and 2011, respectively.

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

ONPATH

On October 31, 2012, the Company acquired ONPATH Technologies, Inc. (ONPATH), an established provider of scalable packet flow switching technology for high-performance networks for the aggregation and distribution of network traffic for data, voice, video testing, monitoring, performance management and

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

cybersecurity deployments. ONPATH’s packet flow switch technology is synergistic with the Company’s network monitoring switch strategy. The acquisition of the packet flow switch technology further strengthens the Company’s Unified Service Delivery Management strategy by enabling scalable access to all relevant network traffic across highly distributed network environments for use by any network monitoring, performance management and security system. ONPATH’s test automation technology is used to monitor networks in test environments which simulate existing and planned network environments. The results of ONPATH’s operations have been included in the consolidated financial statements since October 31, 2012. The total cash transferred and to be transferred of $41.0 million consisted entirely of cash consideration, of which $8.2 million will be paid to employees and directors of ONPATH pursuant to ONPATH’s transaction bonus and retention plan. Approximately $4.0 million of the transaction bonuses are considered compensation and is therefore not included as consideration within the table below.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $527	$8,356
Fixed assets	784
Identifiable intangible assets	10,970
Goodwill	20,590
Deferred tax asset	6,663
Other assets	1,432

Total assets acquired	48,795
Current liabilities	(6,414)
Deferred revenue	(921)
Deferred income tax liabilities	(4,660)

$36,800

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $17.7 million from the ONPATH acquisition was included within the Company’s existing Unified Service Delivery reporting unit and $3.0 million was included within the Test Automation reporting unit. Both reporting units resulting from the acquisition of ONPATH were included in the Company’s annual impairment review on January 31, 2013.

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

The Company notes that it acquired significant net operating losses from ONPATH. ONPATH has represented to the Company that there were no historical changes in control that would limit NetScout’s ability to utilize these net operating losses in its consolidated federal return. During the fourth quarter of the Company’s fiscal year ended March 31, 2013, the Company completed a 382 study with its tax advisors and concluded that ONPATH’s representations were correct. The Company also notes that ONPATH did not claim research and development credits for historical tax returns. NetScout believes that certain ONPATH activities qualify for a research and development credit, and will perform analysis on the historical periods to identify and claim credits for historical research and development activities. No credit has been recorded within the acquisition allocation. Adjustments to research and development credits made within one year of acquisition will be recorded against goodwill, except for any portion related to the periods covered by the research and development credit extension enacted in January of 2013.

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

$15,000

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Accanto acquisition is included within the Company’s Unified Service Delivery reporting unit and was included in the Company’s annual impairment review. The acquired software intangible had a tax basis of approximately $2.1 million which carried over as part of the acquisition and will be deductible for tax purposes. The remaining value of the acquired software intangible asset and the full value of the customer relationship intangible asset and goodwill is not deductible for tax purposes.

The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Accanto and the Company. These assumptions include estimates of future revenues associated with the technology purchased as part of the acquisition and the migration of the current technology to more advanced versions of the software. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$3,500	8
Distributor relationships	1,780	6

	$5,280

The weighted average useful life of identifiable intangible assets acquired from Accanto is 7.3 years. Acquired software is amortized using an accelerated amortization method. Distributor relationships are amortized on a straight-line basis.

The Company incurred approximately $1.4 million of acquisition-related costs related to Accanto and ONPATH which are included in general and administrative expense during the fiscal year ended March 31, 2013.

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

The contingent liability was recorded at its fair value of $8.0 million at the acquisition date. The Company has re-measured the fair value at March 31, 2013 and will re-measure the fair value of the consideration at each subsequent reporting period and recognize any adjustment to fair value as part of earnings.

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

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Simena acquisition is included within the Company’s Unified Service Delivery reporting unit and was included in the Company’s annual impairment review. The Company expects all of the goodwill and intangible assets acquired as part of this transaction to be deductible for tax purposes.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

Replay

On October 3, 2011, the Company completed the acquisition of Fox Replay BV (Replay), a leading provider of session reconstruction and replay technology that enables organizations to perform forensic analysis of end-user actions in support of cyberintelligence, information assurance, lawful intercept and general security practices. Replay was acquired to add critical technology and expertise to our unified service delivery management product strategy to address growing cybersecurity concerns in our target markets. The results of Replay’s operations have been included in the consolidated financial statements since that date. The total purchase price of $20.2 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Replay’s product with our customer base. The purchase price allocation is no longer preliminary.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $547	$2,310
Fixed assets	85
Identifiable intangible assets	4,950
Goodwill	15,313

Total assets acquired	22,658
Current liabilities	(74)
Deferred revenue	(715)
Deferred income tax liabilities	(1,632)

$20,237

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Replay acquisition is included within the Company’s Unified Service Delivery reporting unit and was included in the Company’s annual impairment review. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

Psytechnics

On April 1, 2011, the Company completed the acquisition of Psytechnics, Ltd. (Psytechnics) a supplier of voice video network monitoring software. Psytechnics was acquired to expand NetScout’s voice video monitoring capabilities. The results of Psytechnics’ operations have been included in the consolidated financial statements since that date. The total purchase price of $17.0 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Psytechnic’s product with our customer base. The purchase price allocation is no longer preliminary.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $69	$1,099
Fixed assets	50
Identifiable intangible assets	4,350
Goodwill	13,179

Total assets acquired	18,678
Current liabilities	(1,198)
Deferred revenue	(466)

$17,014

The Company has analyzed the realizability of the deferred tax assets of Psytechnics and has concluded that it is appropriate to provide a valuation allowance against these balances, given the historical objective evidence. The net asset balance reserved is $3.4 million and primarily consists of net operating loss carry forwards and tax basis in intangibles previously amortized for financial reporting purposes attributable to the U.K. operations of the acquired entity.

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill from the Psytechnics acquisition is included within the Company’s Unified Service Delivery reporting unit and was included in the Company’s annual impairment review. No goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and ONPATH, Accanto, Simena and Replay for the years ended March 31, 2013 and 2012, giving effect to the mergers as if they occurred on April 1, 2011 (in thousands, except per share data):

	Year Ended March 31, (unaudited)
	2013	2012
Pro forma revenue	$361,086	$338,720
Pro forma net income	$34,589	$10,594
Pro forma income per share:
Basic	$0.83	$0.25
Diluted	$0.82	$0.25
Pro forma shares outstanding
Basic	41,665	42,035
Diluted	42,322	42,750

The pro forma results for the years ended March 31, 2013 and 2012 primarily include adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

During the fiscal year ended March 31, 2013, the Company has recorded $24.8 million of revenue directly attributable to ONPATH, Replay, Accanto and Simena within its consolidated financial statements.

NOTE 8 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has two reporting units: (1) Unified Service Delivery and (2) Test Automation. As of March 31, 2013 and March 31, 2012, goodwill attributable to the Unified Service Delivery reporting unit was $199.5 million and $170.4 million, respectively and goodwill attributable to the Test Automation reporting unit was $3.0 million and $0, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. The Company completed its annual impairment test on January 31, 2013. No indicators of impairment were noted at that time. Additionally, the market capitalization of the Company as a whole significantly exceeded its carrying value.

The changes in the carrying amounts of goodwill for the fiscal years ended March 31, 2013 and 2012 are due to the addition of goodwill resulting from acquisitions and the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – GOODWILL & INTANGIBLE ASSETS (Continued)

The change in the carrying amount of goodwill for the fiscal years ended March 31, 2013 and 2012 is as follows (in thousands):

Balance as of March 31, 2011	$128,177
Goodwill recorded in connection with business acquisitions	42,505
Purchase accounting adjustments	(7)
Foreign currency translation impact	(291)

Balance as of March 31, 2012	$170,384

Goodwill recorded in connection with business acquisitions	31,747
Foreign currency translation impact	322

Balance as of March 31, 2013	$202,453

Intangible Assets

The net carrying amounts of intangible assets were $63.8 million and $54.7 million as of March 31, 2013 and 2012, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

During the fiscal year ended March 31, 2013, the Company early adopted authoritative guidance that gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required.

The Company completed its annual impairment test of the indefinite lived intangible as of January 31, 2013, using the qualitative Step 0 assessment described above which largely mirrors the Unified Service Delivery goodwill impairment assessment, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were observed as of January 31, 2013. As such the Company concluded the indefinite lived intangible was not impaired.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – GOODWILL & INTANGIBLE ASSETS (Continued)

Intangible assets include an indefinite lived trade name with a carrying value to $18.6 million and the following amortizable intangible assets as of March 31, 2013 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$30,848	$(21,343)	$9,505
Customer relationships	38,718	(11,038)	27,680
Distributor relationships	1,895	(219)	1,676
Core technology	7,446	(1,455)	5,991
Net beneficial leases	336	(336)	0
Non-compete agreements	334	(167)	167
Other	483	(275)	208

	$80,060	$(34,833)	$45,227

Intangible assets include an indefinite lived trade name with a carrying value to $18.6 million and the following amortizable intangible assets as of March 31, 2012 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$24,919	$(17,943)	$6,976
Customer relationships	32,754	(8,492)	24,262
Core technology	4,760	(306)	4,454
Net beneficial leases	336	(334)	2
Non-compete agreements	343	(57)	286
Other	200	(95)	105

	$63,312	$(27,227)	$36,085

Amortization of software and core technology included as cost of product revenue was $4.5 million, $4.7 million and $4.0 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Amortization of other intangible assets included as operating expense was $3.1 million, $2.2 million and $1.9 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

The following is the expected future amortization expense as of March 31, 2013 for the years ended March 31 (in thousands):

2014	$6,730
2015	6,855
2016	6,336
2017	5,756
2018	4,979
Thereafter	14,571

Total	$45,227

The weighted average amortization period of acquired software and core technology is 6.7 years. The weighted average amortization period for customer relationships is 13.3 years. The weighted average amortization period for amortizing all intangibles is 10.1 years.

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of March 31, 2013 and 2012 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Derivatives Designated as Hedging Instruments:
Forward contracts	$17,071	$11,203	$71	$150	$249	$166

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations as of March 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2013	2012	Location	2013	2012	Location	2013	2012
Forward contracts	$(404)	$(339)	Research and development	$(307)	$(236)	Research and development	$152	$145
			Sales and marketing	68	32	Sales and marketing	(4)	46

	$(404)	$(339)		$(239)	$(204)		$148	$191

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – RESTRUCTURING CHARGES

During the fiscal year ended March 31, 2013, the Company restructured part of its international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition. The Company recorded $1.2 million of restructuring charges related to severance costs.

During the fiscal year ended March 31, 2012, the Company implemented a plan to restructure parts of its general and administrative organization to centralize operations as well as its international sales organization to better align resources with forecasted sales opportunities. As a result of the restructuring program, the Company eliminated 12 employees. The Company recorded $603 thousand of restructuring charges related to severance costs.

The following table provides a summary of the activity related to these restructuring plans and the related liability included as accrued compensation on the Company’s consolidated balance sheet (in thousands):

Employee Severance
Balance at March 31, 2011	$0
Restructuring charges to operations	603
Cash payments	(243)

Balance at March 31, 2012	$360
Restructuring charges to operations	1,140
Other adjustments	(87)
Cash payments	(503)

Balance at March 31, 2013	$910

The balance is expected to be paid in the first half of the Company’s fiscal year 2014.

NOTE 11 – LONG-TERM DEBT

On October 29, 2012, the Company paid down its outstanding credit facility in the amount of $62.0 million. As of March 31, 2013 there were no amounts outstanding under this credit facility.

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

The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of March 31, 2013, the Company was in compliance with all of these covenants.

NOTE 12 – NET INCOME PER SHARE

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Year Ended March 31,
	2013	2012	2011
Basic:
Net income	$40,609	$32,428	$37,265

Weighted average common shares outstanding	41,665	42,035	42,059

Basic net income per share	$0.97	$0.77	$0.89

Diluted:
Net income	$40,609	$32,428	$37,265

Weighted average common shares outstanding	41,665	42,035	42,059
Weighted average stock options	122	154	320
Weighted average restricted stock units	535	561	594

Diluted weighted average shares	42,322	42,750	42,973

Diluted net income per share	$0.96	$0.76	$0.87

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 12 – NET INCOME PER SHARE (Continued)

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Year Ended March 31,
	2013	2012	2011
Stock options	0	0	14
Restricted stock units	41	82	6

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

NOTE 13 – TREASURY STOCK

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through March 31, 2013, the Company had repurchased a total of 2,756,293 shares of common stock through the open market stock repurchase program. The Company repurchased 999,499 shares for $23.5 million and 1,270,000 shares for $16.2 million under the program during the fiscal years ended March 31, 2013 and 2012. The Company did not repurchase any shares under the program during the fiscal year ended March 31, 2011.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 169,531 shares for $3.9 million, 216,882 shares for $4.4 million and 164,074 shares for $3.7 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2013, 2012 and 2011. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

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

The offering periods run from March 1 through August 30 and from September 1 through February 28 of each year. During the fiscal year ended March 31, 2013, employees purchased 184,936 shares under the ESPP with a weighted average purchase price per share of $24.58. As of March 31, 2013, 2,315,064 shares were available for future issuance under the ESPP.

1999 Stock Option and Incentive Plan

In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (1999 Stock Option Plan). The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. As of March 31, 2013, options to purchase an aggregate of 154,000 shares of common stock at a weighted average exercise price of $6.63 per share were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.

2007 Equity Incentive Plan

In September 2007, the 2007 Equity Incentive Plan (2007 Plan), replaced the 1999 Stock Option Plan. The 2007 Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. On September 7, 2011, the Company’s stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (the Amended 2007 Plan) to increase the shares of common stock reserved for issuance by 8,000,000 shares. A total of 13,000,000 shares are reserved for issuance under the Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Shares withheld to cover tax liabilities of restricted stock unit grants will be restored to the available reserve on the 2 for 1 amount. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – STOCK PLANS (Continued)

granted under the Amended 2007 Plan on or after March 31, 2011. As of March 31, 2013, an aggregate of 1,871,148 equity awards were outstanding under the Amended 2007 Plan.

The 2007 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee operates under guidelines established by the Board of Directors. The Compensation Committee had the authority to select the employees and consultants to whom awards are granted (except for directors and executive officers) and determine the terms of each award, including the number of shares of common stock subject to the award.

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

Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its directors during fiscal years 2013, 2012 and 2011, and an annualized forfeiture rate of 10% for awards granted to its senior executives and remaining employees during fiscal years 2013, 2012 and 2011.

The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Year Ended March 31,
	2013	2012	2011
Cost of product revenue	$235	$192	$134
Cost of service revenue	342	227	218
Research and development	2,944	2,486	1,651
Sales and marketing	3,035	3,052	2,527
General and administrative	3,024	2,745	1,909

	$9,580	$8,702	$6,439

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – STOCK PLANS (Continued)

Transactions under the 1999 Stock Option Plan and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2013, 2012 and 2011 are summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2010	813,741	$7.60	1,112,376	$9.96
Granted	0	0	928,596	13.67
Exercised (Options)/Issued (RSU’s)	(450,432)	7.50	(504,393)	10.81
Canceled	(37,790)	19.42	(117,720)	9.87

Outstanding – March 31, 2011	325,519	$6.35	1,418,859	$12.35
Granted	0	0	1,071,131	13.36
Exercised (Options)/Issued (RSU’s)	(84,502)	5.58	(659,350)	11.26
Canceled	(125)	5.26	(75,315)	13.60

Outstanding – March 31, 2012	240,892	$6.63	1,755,325	$13.33
Granted	0	0	764,893	24.19
Exercised (Options)/Issued (RSU’s)	(86,892)	6.62	(549,932)	12.52
Canceled	0	0	(99,460)	16.10

Outstanding – March 31, 2013	154,000	$6.63	1,871,148	$17.85

As of March 31, 2013, there were 7,602,328 shares of common stock available for grant under the 2007 Plan.

Shares issued upon exercise of options are issued from new shares of the Company. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2007 Plan.

The aggregate intrinsic values of stock options and restricted stock units as of March 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Total intrinsic value of stock options exercised	$2,763	$3,303	$6,825
Total fair value of restricted stock unit awards vested	$46,007	$35,645	$38,763

As of March 31, 2013, there was no unrecognized compensation cost related to stock options.

As of March 31, 2013, the total unrecognized compensation cost related to restricted stock unit awards was $8.7 million, which is expected to be amortized over a weighted-average period of 1.8 years.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 15 – RETIREMENT PLAN

In 1996, NetScout established an employee savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. NetScout matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $1.9 million, $2.1 million and $1.8 million to the plan for the years ended March 31, 2013, 2012 and 2011, respectively.

NOTE 16 – INCOME TAXES

Income before income tax expense consisted of the following (in thousands):

	Year Ended March 31,
	2013	2012	2011
Domestic	$66,735	$49,525	$53,008
Foreign	(2,999)	1,393	3,285

	$63,736	$50,918	$56,293

The components of the income tax expense are as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Current income tax expense:
Federal	$15,826	$10,585	$13,197
State	2,266	1,421	1,268
Foreign	1,035	1,032	1,104

	19,127	13,038	15,569

Deferred income tax expense (benefit):
Federal	5,161	5,603	2,967
State	320	44	492
Foreign	(1,481)	(195)	0

	4,000	5,452	3,459

	$23,127	$18,490	$19,028

The income tax expense computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year Ended March 31,
	2013	2012	2011
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.6	3.2	3.0
Research and development tax credits	(2.1)	(2.1)	(2.1)
Tax rate differential of foreign operations	0.7	0.1	(0.2)
Domestic production activities deduction	(2.9)	(2.4)	(3.0)
Transaction costs	0.7	1.5	0
Other	1.3	1.0	1.1

	36.3%	36.3%	33.8%

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – INCOME TAXES (Continued)

The components of net deferred tax assets are as follows (in thousands):

	Year Ended March 31,
	2013	2012
Assets:
Accrued expenses	$5,290	$3,841
Depreciation	0	1,333
Deferred revenue	6,752	5,743
Reserves	1,325	892
Net operating loss carryforwards	26,096	22,622
Tax credit carryforwards	2,284	1,994
Share-based compensation	1,550	760
Auction rate securities temporary impairment	0	73
Other	352	264

	43,649	37,522
Liabilities:
Intangible assets	(21,934)	(13,274)
Valuation allowance	(3,795)	(3,529)
Depreciation	(113)	0

	$17,807	$20,719

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. We evaluate the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. We weigh objective and verifiable evidence more heavily in this analysis. In situations where we conclude that we do not have sufficient objective and verifiable evidence to support the realizability of the asset we create a valuation allowance against it. A valuation allowance has been established for the deferred tax assets related to Psytechnics Ltd. as well as for the federal foreign tax credits acquired as part of the Network General acquisition, as the Company has determined there is not sufficient objective evidence to support the realizability of these tax assets. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a tax benefit recorded in the period such determination is made.

Deferred income taxes were not provided on approximately $16.5 million of undistributed earnings of certain foreign subsidiaries as of March 31, 2013 because such undistributed foreign earnings are to be indefinitely reinvested outside of the United States. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, it would be included in the Company’s U.S. taxable income. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

At March 31, 2013, the Company had United States federal net operating loss carryforwards of $50.7 million. At March 31, 2013, the Company had state net operating loss carryforwards of $71.0 million. At

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – INCOME TAXES (Continued)

March 31, 2013, the Company had gross federal and state research and development tax carryforwards of $2.6 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2023 and extending through 2033, if not utilized. Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.

The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of the tax return previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of March 31, 2013, the Company remained subject to examination in the United States for the 2011 tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Balance at April 1,	$335	$383	$349
Additions based on tax positions related to the current year	35	34	34
Release of tax positions of prior years	0	0	0
Decrease relating to settlements with taxing authorities	0	(82)	0
Reductions as a result of lapses of statute of limitations	0	0	0

Balance at March 31,	$370	$335	$383

The Company notes that a majority of the unrecognized tax benefits are in the appeals process in foreign jurisdictions. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. All of the unrecognized tax benefits would affect the effective tax rate if recognized.

The Company includes interest and penalties accrued in the consolidated financial statements as a component of the tax provision.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Acquisition related

The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At March 31, 2013, the present value of the future consideration was $5.1 million and the contractual non-compliance liability was $246 thousand.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – COMMITMENTS AND CONTINGENCIES (Continued)

During the summer of 2012, NetScout received letters from former Accanto employees reserving their rights and alleging violations of Italian Civil Code Article 2112 relating to their employment. Further, in December 2012, NetScout received communication from an Italian law firm engaged by a subset of Accanto employees asserting violations of Italian Civil Code Article 2112 relating to their employment and requesting transfer of employment to NetScout. As of March 31, 2013, the related claims have been settled and NetScout’s portion of the immaterial liability was paid.

Legal

From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters as of March 31, 2013, that would have material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and believes that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. NetScout is cooperating fully and is providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and the Company has been informed by the Department of Justice that it does not intend to take any action against NetScout. The Company determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of March 31, 2013.

Leases

NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $5.7 million, $5.6 million and $5.6 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

As of March 31, 2013, future non-cancelable minimum lease commitments (including office space, copiers and automobiles) are as follows (in thousands):

Year Ending March 31,
2014	$5,509
2015	4,782
2016	4,810
2017	4,665
2018	3,647
Remaining years	13,770

Total minimum lease payments	$37,183

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

Total revenue by geography is as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
United States	$262,020	$230,359	$211,711
Europe	42,884	32,998	37,921
Asia	18,107	17,637	16,260
Rest of the world	27,539	27,685	24,648

	$350,550	$308,679	$290,540

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

NOTE 19 – QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2013 and 2012. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	(in thousands, except per share data)
	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Revenue	$98,077	$91,567	$84,545	$76,361	$89,462	$83,297	$72,624	$63,296
Gross profit	$77,037	$72,403	$67,604	$59,498	$70,502	$66,058	$57,047	$49,400
Net income	$14,553	$11,138	$9,910	$5,008	$12,947	$10,031	$7,051	$2,399
Diluted net income per share	$0.34	$0.26	$0.23	$0.12	$0.30	$0.24	$0.17	$0.06

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Year	Additions Resulting in Charges to Operations	Charges to Other Accounts		Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2011
Allowance for doubtful accounts	$427	$8	$35		$(124)	$346
Deferred tax asset valuation allowance	$249	$0	$0		$0	$249
Year ended March 31, 2012
Allowance for doubtful accounts	$346	$96	$63		$(279)	$226
Deferred tax asset valuation allowance	$249	$0	$3,280	(1)	$0	$3,529
Year ended March 31, 2013
Allowance for doubtful accounts	$226	$560	$284		$(99)	$971
Deferred tax asset valuation allowance	$3,529	$101	$165		$0	$3,795

(1)	Recorded in connection with the acquisition of Psytechnics.

S-1

NetScout Systems, Inc

Index to Exhibits

2.1	Agreement and Plan of Merger dated October 31, 2012 by and among NetScout Systems, Inc., Gold Merger Sub, Inc., OnPATH Technologies Inc., and Blueprint Ventures Management I, LLC, solely in its capacity as the representative of certain holders of OnPATH’s securities (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K filed on November 1, 2012 and incorporated herein by reference)

3.1, 4.1	Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1 (No. 333-76843) and incorporated herein by reference).

3.2, 4.2	Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K filed on December 5, 2011 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.1*	Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).

10.2	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on September 19, 2006 and incorporated herein by reference).

10.4*	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference).

10.5*	Amendment No. 1 to Agreement Relating to Employment, dated February 2, 2007, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 and incorporated herein by reference).

10.6*	Amendment No. 2 to Agreement Relating to Employment, dated December 22, 2008, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 and incorporated herein by reference).

10.7*	Amendment No. 3, dated May 28, 2012, to Agreement Relating to Employment, dated December 22, 2008, by and between the Company and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on June 1, 2012 and incorporated herein by reference).

10.8*	NetScout Systems, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Appendix A of the Company definitive proxy statement filed with the SEC on July 26, 2011 (file no. 000-26251)).

10.9*	NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8 (No. 333-148364) and incorporated herein by reference).

10.10	Credit and Security Agreement, dated as of November 22, 2011, by and among NetScout Systems, Inc., KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto. (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on December 31, 2007 and incorporated herein by reference).

10.11*	Form of Amended and Restated Severance Agreement for Named Executive Officers (other than the CEO and CFO) (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on June 1, 2012 and incorporated herein by reference).

10.12*	Amended and Restated Severance Agreement, dated May 28, 2012, by and between the Company and Jean Bua (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K filed on June 1, 2012 and incorporated herein by reference).

10.13	First Amendment Agreement, dated as of December 4, 2009, to the Credit and Security Agreement, dated as of December 21, 2007, by and among NetScout, Keybank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 and incorporated herein by reference).

10.14	Amendment Agreement, dated August 12, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference).

10.15*	NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference) .

10.16*	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference).

10.17*	Executive Employment Transition Agreement, dated October 19, 2012, by and between the Company and David Sommers (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K filed on October 19, 2012 and incorporated herein by reference).

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.