Form 10-Q
period 2013-06-30
NETSCOUT SYSTEMS INC
filed 2013-08-02
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 26, 2013 was 41,372,757.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2013	March 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,727	$99,930
Marketable securities	46,333	37,338
Accounts receivable, net of allowance for doubtful accounts of $897 and $971 at June 30, 2013 and March 31, 2013, respectively	50,922	73,900
Inventories	10,940	7,563
Prepaid income taxes	1,523	—
Deferred income taxes	9,581	9,538
Prepaid expenses and other current assets	7,215	9,043

Total current assets	229,241	237,312
Fixed assets, net	20,565	19,678
Goodwill	202,582	202,453
Intangible assets, net	62,317	63,827
Deferred income taxes	8,751	9,211
Long-term marketable securities	13,762	16,823
Other assets	2,439	2,872

Total assets	$539,657	$552,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,130	$10,161
Accrued compensation	20,132	31,585
Accrued other	6,671	8,256
Income taxes payable	0	114
Deferred revenue	93,749	95,055

Total current liabilities	132,682	145,171
Other long-term liabilities	2,670	2,249
Deferred tax liability	950	941
Accrued long-term retirement benefits	1,747	1,757
Long-term deferred revenue	24,087	25,907
Contingent liabilities, net of current portion	4,068	4,248

Total liabilities	166,204	180,273

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 and March 31, 2013	0	0
Common stock, $0.001 par value: 150,000,000 shares authorized; 49,237,454 and 49,007,491 shares issued and 41,381,368 and 41,466,921 shares outstanding at June 30, 2013 and March 31, 2013, respectively	49	49
Additional paid-in capital	256,762	253,202
Accumulated other comprehensive income	878	671
Treasury stock at cost, 7,856,086 and 7,540,570 shares at June 30, 2013 and March 31, 2013, respectively	(90,950)	(83,480)
Retained earnings	206,714	201,461

Total stockholders’ equity	373,453	371,903

Total liabilities and stockholders’ equity	$539,657	$552,176

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Revenue:
Product	$42,977	$40,262
Service	38,828	36,099

Total revenue	81,805	76,361

Cost of revenue:
Product	9,773	10,070
Service	7,149	6,793

Total cost of revenue	16,922	16,863

Gross profit	64,883	59,498

Operating expenses:
Research and development	15,965	14,077
Sales and marketing	32,200	30,149
General and administrative	6,981	6,557
Amortization of acquired intangible assets	854	586
Restructuring charges	0	(87)

Total operating expenses	56,000	51,282

Income from operations	8,883	8,216
Interest and other (expense) income, net:
Interest income	87	116
Interest expense	(190)	(296)
Other income (expense), net	30	(176)

Total interest and other (expense) income, net	(73)	(356)

Income before income tax expense	8,810	7,860
Income tax expense	3,557	2,852

Net income	$5,253	$5,008

Basic net income per share	$0.13	$0.12
Diluted net income per share	$0.12	$0.12
Weighted average common shares outstanding used in computing:
Net income per share – basic	41,405	41,742
Net income per share – diluted	42,068	42,453

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Net income	$5,253	$5,008
Other comprehensive income (loss):
Cumulative translation adjustments	291	(1,074)
Changes in market value of investments:
Changes in unrealized gains/(losses), net of taxes (benefits) of $0 and $73	(35)	84

Total net change in market value of investments	(35)	84

Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of ($82) and $(167)	(116)	(271)
Reclassification adjustment for net losses (gains) included in net income, net of benefits (taxes) of $39 and $70	67	113

Total net change in market value of derivatives	(49)	(158)

Other comprehensive income (loss)	207	(1,148)

Comprehensive income	$5,460	$3,860

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,253	$5,008
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	4,859	4,375
Loss on disposal of fixed assets	24	24
Deal related compensation expense and accretion charges	36	76
Share-based compensation expense associated with equity awards	2,812	2,247
Net change in fair value of contingent and contractual liabilities	(264)	135
Deferred income taxes	618	2,434
Other (losses) gains	(7)	7
Changes in assets and liabilities
Accounts receivable	22,988	30,911
Inventories	(5,158)	(56)
Prepaid expenses and other assets	744	142
Accounts payable	1,970	914
Accrued compensation and other expenses	(11,999)	(4,718)
Income taxes payable	(114)	—
Deferred revenue	(3,149)	(5,375)

Net cash provided by operating activities	18,613	36,124
Cash flows from investing activities:
Purchase of marketable securities	(18,081)	(58,671)
Proceeds from maturity of marketable securities	12,112	50,882
Purchase of fixed assets	(2,380)	(2,721)
Increase in deposits	(46)	—

Net cash used in investing activities	(8,395)	(10,510)
Cash flows from financing activities:
Issuance of common stock under stock plans	213	14
Payment of contingent consideration	(841)	(1,516)
Treasury stock repurchases	(7,470)	(6,413)
Excess tax benefit from share-based compensation awards	727	54

Net cash used in financing activities	(7,371)	(7,861)
Effect of exchange rate changes on cash and cash equivalents	(50)	17
Net increase in cash and cash equivalents	2,797	17,770
Cash and cash equivalents, beginning of period	99,930	117,255

Cash and cash equivalents, end of period	$102,727	$135,025

Supplemental disclosure of non-cash activities:
Cash paid for interest	$0	$248
Cash paid for income taxes	$3,795	$973
Non-cash transactions:
Transfers of inventory to fixed assets	$1,781	$583
Additions to property, plant and equipment included in accounts payable	$3	$232
Gross decrease in contractual liability relating to fair value adjustment	$(49)	$(135)
Gross (decrease) increase in contingent consideration liability relating to fair value adjustment	$(215)	$270

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the condensed consolidated financial statements.

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

In February 2013, the FASB issued Accounting Standards Update 2013-02: Other Comprehensive Income (ASU 2013-02). ASU 2013-02 provides additional guidance regarding reclassifications out of Accumulated Other Comprehensive Income (AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning April 1, 2013 with early adoption permitted. On April 1, 2013, the Company adopted ASU 2013-02. While the new guidance in ASU 2013-02 changes the presentation of ACOI, there are no changes to the components that are recognized in net income or AOCI under current accounting guidance.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). ASU 2013-01 contains no amendments to disclosure requirements. The amendments clarify that the scope of ASU 2011-11, Disclosures about Offsetting

Assets and Liabilities, which introduced new disclosure requirements, applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance did not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.

At June 30, 2013 and March 31, 2013, the Company had one customer that accounted for more than 10% of the accounts receivable balance. During the three months ended June 30, 2013, one direct customer accounted for more than 10% of our total revenue, while no one indirect channel partner accounted for more than 10% of total revenue. During the three months ended June 30, 2012, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. Historically, the Company has not experienced any significant failure of its customers to meet their payment obligations nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company’s assumptions are incorrect, there could be an adverse impact on its allowance for doubtful accounts.

NOTE 3 – SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended June 30,
	2013	2012
Cost of product revenue	$44	$49
Cost of service revenue	146	66
Research and development	896	644
Sales and marketing	845	718
General and administrative	881	770

	$2,812	$2,247

Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 of each year.

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2013 and March 31, 2013.

Marketable Securities

The following is a summary of marketable securities held by NetScout at June 30, 2013 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$27,603	$(19)	$27,584
Commercial paper	7,093	0	7,093
Corporate bonds	6,687	3	6,690
Certificates of deposit	4,966	0	4,966

Total short-term marketable securities	46,349	(16)	46,333

U.S. government and municipal obligations	10,640	1	10,641
Corporate bonds	3,121	0	3,121

Total long-term marketable securities	13,761	1	13,762

Total marketable securities	$60,110	$(15)	$60,095

The following is a summary of marketable securities held by NetScout at March 31, 2013, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$17,416	$11	$17,427
Commercial paper	12,390	0	12,390
Corporate bonds	2,559	2	2,561
Certificates of deposit	4,960	0	4,960

Total short-term marketable securities	37,325	13	37,338

U.S. government and municipal obligations	14,211	7	14,218
Corporate bonds	2,605	0	2,605

Total long-term marketable securities	16,816	7	16,823

Total marketable securities	$54,141	$20	$54,161

Contractual maturities of the Company’s marketable securities held at June 30, 2013 and March 31, 2013 were as follows (in thousands):

	June 30, 2013	March 31, 2013
Available-for-sale securities:
Due in 1 year or less	$46,333	$37,338
Due after 1 year through 5 years	13,762	16,823

	$60,095	$54,161

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of June 30, 2013 and March 31, 2013. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Fair Value Measurements at June 30, 2013 (in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$102,727	$0	$0	$102,727
U.S. government and municipal obligations	38,225	0	0	38,225
Commercial paper	0	7,093	0	7,093
Corporate bonds	9,811	0	0	9,811
Certificate of deposits	0	4,966	0	4,966
Derivative financial instruments	0	40	0	40

	$150,763	$12,099	$0	$162,862

LIABILITIES:
Contingent purchase consideration	$0	$0	$(4,068)	$(4,068)
Contingent contractual non-compliance liability	0	0	(197)	(197)
Derivative financial instruments	0	(303)	0	(303)

	$0	$(303)	$(4,265)	$(4,568)

	Fair Value Measurements at March 31, 2013 (in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$99,930	$0	$0	$99,930
U.S. government and municipal obligations	31,645	0	0	31,645
Commercial paper	0	12,390	0	12,390
Corporate bonds	5,166	0	0	5,166
Certificate of deposits	0	4,960	0	4,960
Derivative financial instruments	0	71	0	71

	$136,741	$17,421	$0	$154,162

LIABILITIES:
Contingent purchase consideration	$0	$0	$(5,087)	$(5,087)
Contingent contractual non-compliance liability	0	0	(246)	(246)
Derivative financial instruments	0	(249)	0	(249)

	$0	$(249)	$(5,333)	$(5,582)

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

The Company’s contingent purchase consideration and contingent contractual non-compliance liability at June 30, 2013 and March 31, 2013 were classified as Level 3 in the fair value hierarchy. They are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. The Company has elected to account for the contractual non-compliance liability at fair value. This election has been made as both contingent liabilities are related. The fair value election created parity between the two items during the settlement period. These liabilities are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the three months ended June 30, 2013 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$(5,087)	$(246)
Change in fair value (included within research and development expense)	178	49
Payments	841	0

Balance at end of period	$(4,068)	$(197)

The Company has updated the probabilities used in the fair value calculation of the contingent liabilities at June 30, 2013 which resulted in reduced liabilities of $264 thousand included as part of earnings for the three months ended June 30, 2013. The fair value of the contingent purchase consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the three months ended June 30, 2013 were $37 thousand and were included as part of earnings.

During the three months ended June 30, 2013, $841 thousand related to the contingent purchase consideration as part of the acquisition of Simena, LLC (Simena) was paid to the former owner.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2013	March 31, 2013
Raw materials	$6,034	$3,986
Work in process	222	272
Finished goods	4,684	3,305

	$10,940	$7,563

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

ONPATH

On October 31, 2012, the Company acquired ONPATH Technologies, Inc. (ONPATH), an established provider of scalable packet flow switching technology for high-performance networks for the aggregation and distribution of network traffic for data, voice, video testing, monitoring, performance management and cybersecurity deployments. ONPATH’s packet flow switch technology is synergistic with the Company’s network monitoring switch strategy. The acquisition of the packet flow switch technology further strengthens the Company’s Unified Service Delivery Management strategy by enabling scalable access to all relevant network traffic across highly distributed network environments for use by any network monitoring, performance management and security system. ONPATH’s test automation technology is used to monitor networks in test environments which simulate existing and planned network environments. The results of ONPATH’s operations have been included in the consolidated financial statements since October 31, 2012. The total cash transferred and to be transferred of $41.0 million consisted entirely of cash consideration, of which $8.2 million will be paid to employees and directors of ONPATH pursuant to ONPATH’s transaction bonus and retention plan. Approximately $4.0 million of the transaction bonuses are considered compensation and are therefore not included as consideration within the table below.

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $527	$8,356
Fixed assets	784
Identifiable intangible assets	10,970
Goodwill	20,441
Deferred tax asset	6,812
Other assets	1,432

Total assets acquired	48,795
Current liabilities	(6,414)
Deferred revenue	(921)
Deferred income tax liabilities	(4,660)

$36,800

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $17.4 million from the ONPATH acquisition was included within the Company’s existing Unified Service Delivery reporting unit and $3.0 million was included within the Test Automation reporting unit. Both reporting units resulting from the acquisition of ONPATH were included in the Company’s annual impairment review on January 31, 2013.

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

Accanto

On July 20, 2012, the Company acquired certain assets, technology and employees of Accanto Systems, S.r.l. (Accanto), a supplier of service assurance solutions for telecommunication service providers which enables carriers to monitor and manage the delivery of voice services over converged, next generation telecom architectures. Accanto’s technology is synergistic with the Company’s packet flow strategy and brings voice service monitoring capabilities for legacy environments and for next generation network voice services. The Company maintains a relationship with the selling entity such that the selling entity serves as a distributor for the Company. The results of Accanto’s operations, related to those assets, technology and employees acquired, have been included in the consolidated financial statements since that date. The total purchase price of $15.0 million consisted entirely of cash consideration. The goodwill recognized primarily relates to the value in combining Accanto’s product with our customer base.

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

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company, ONPATH and Accanto for the three months ended June 30, 2012, giving effect to the mergers as if they occurred on April 1, 2012 (in thousands, except per share data):

Three Months Ended June 30, 2012
Pro forma revenue	$81,295
Pro forma net income	$1,482
Pro forma income per share
Basic	$0.04
Diluted	$0.03
Pro forma shares outstanding
Basic	41,742
Diluted	42,453

The pro forma results for the three months ended June 30, 2012 primarily includes adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

During the three months ended June 30, 2013, the Company has recorded $5.0 million of revenue directly attributable to ONPATH and Accanto within its consolidated financial statements.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has two reporting units: (1) Unified Service Delivery and (2) Test Automation. As of June 30, 2013 and March 31, 2013, goodwill attributable to the Unified Service Delivery reporting unit was $199.6 million and $199.5 million, respectively. Goodwill attributable to the Test Automation reporting unit was $3.0 million as of both June 30, 2013 and March 31, 2013. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value.

The changes in the carrying amount of goodwill for the three months ended June 30, 2013 are due to purchase accounting adjustments and the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.

The changes in the carrying amount of goodwill for the three months ended June 30, 2013 are as follows (in thousands):

Balance as of March 31, 2013	$202,453
Purchase accounting adjustments	(149)
Foreign currency translation impact	278

Balance as of June 30, 2013	$202,582

Intangible Assets

The net carrying amounts of intangible assets were $62.3 million and $63.8 million as of June 30, 2013 and March 31, 2013, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets as of June 30, 2013 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$30,898	$(21,868)	$9,030
Customer relationships	38,731	(11,787)	26,944
Distributor relationships	1,915	(301)	1,614
Core technology	7,467	(1,761)	5,706
Non-compete agreements	338	(197)	141
Other	595	(313)	282

	$79,944	$(36,227)	$43,717

Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets as of March 31, 2013 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$30,848	$(21,343)	$9,505
Customer relationships	38,718	(11,038)	27,680
Distributor relationships	1,895	(219)	1,676
Core technology	7,446	(1,455)	5,991
Non-compete agreements	334	(167)	167
Other	483	(275)	208

	$79,724	$(34,497)	$45,227

Amortization of software and core technology included as cost of product revenue was $819 thousand and $1.5 million for the three months ended June 30, 2013 and 2012, respectively. Amortization of other intangible assets included as operating expense was $854 thousand and $635 thousand for the three months ended June 30, 2013 and 2012, respectively.

The following is the expected future amortization expense as of June 30, 2013 for the years ended March 31 (in thousands):

2014 (remaining nine months)	$5,102
2015	6,874
2016	6,357
2017	5,775
2018	4,995
Thereafter	14,614

$43,717

The weighted average amortization period of acquired software and core technology is 6.7 years. The weighted average amortization period for customer relationships is 13.3 years. The weighted average amortization period for amortizing intangibles is 10.1 years.

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of June 30, 2013 and March 31, 2013 were as follows (in thousands):

	Notional Amounts(a)		Other Current Assets		Accrued Other Liabilities
	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,313	$17,071	$40	$71	$303	$249

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2013 and June 30, 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	June 30, 2013	June 30, 2012	Location	June 30, 2013	June 30, 2012	Location	June 30, 2013	June 30, 2012
Forward contracts	$(198)	$439	Research and development	$16	$148	Research and development	$(68)	$(40)
			Sales and marketing	90	35	Sales and marketing	(1)	(2)

	$(198)	$439		$106	$183		$(69)	$(42)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT

On October 29, 2012, the Company paid down its outstanding balance in the amount of $62.0 million on its credit facility. As of June 30, 2013 there were no amounts outstanding under this credit facility.

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

At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a rate per annum equal to the highest of (1) KeyBank’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) one hundred (100.00) basis points in excess of the London Interbank Offered Rate (LIBOR) for one-month interest periods, or the Base Rate as defined in the Credit Agreement; or (b) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, or collectively, the Eurodollar Rate, in each case plus an applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable Base Rate margin. Beginning with the delivery of the Company’s financial statements for the quarter ended December 31, 2011, the applicable margin began to depend on the Company’s leverage ratio, ranging from 100 basis points for Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 25 basis points for Base Rate loans and 125 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less.

The Company may prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.

The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including material mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including material acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of June 30, 2013, the Company was in compliance with all of these covenants.

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

The following table provides a summary of the activity related to these restructuring plans and the related liability included as accrued compensation on the Company’s consolidated balance sheet (in thousands):

Employee Severance
Balance at March 31, 2013	$910
Cash payments	(125)

Balance at June 30, 2013	$785

The balance is expected to be paid in full by September 30, 2013.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Acquisition related – The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At June 30, 2013, the present value of the future consideration was $4.1 million and the contractual non-compliance liability was $197 thousand.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and believes that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. NetScout is cooperating fully and is providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and the Company has been informed by the Department of Justice that it does not intend to take any action against NetScout. The Company determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of June 30, 2013.

NOTE 13 – TREASURY STOCK

On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2013, the Company had repurchased a total of 3,006,293 shares of common stock through the open market stock repurchase program. The Company repurchased 250,000 shares for $5.9 million under the program during the three months ended June 30, 2013.

In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 65,516 shares for $1.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2013. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 14 – NET INCOME PER SHARE

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended June 30,
	2013	2012
Numerator:
Net income	$5,253	$5,008

Denominator:
Denominator for basic net income (loss) per share – weighted average shares outstanding	41,405	41,742
Dilutive common equivalent shares:
Weighted average stock options	85	135
Weighted average restricted stock units	578	576

Denominator for diluted net income (loss) per share – weighted average shares outstanding	42,068	42,453

Net income (loss) per share:
Basic net income per share	$0.13	$0.12

Diluted net income per share	$0.12	$0.12

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands)

	Three Months Ended June 30,
	2013	2012
Restricted stock units	560	71

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

NOTE 15 – INCOME TAXES

Our effective income tax rates were 40.4% and 36.3% for the three months ended June 30, 2013 and March 31, 2013, respectively. Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The effective tax rate for the three months ended June 30, 2013 is higher than the effective rate for our fiscal year ended March 31, 2013 primarily due to the interim accounting treatment of certain foreign losses for which no benefit can be recognized.

Our effective tax rates were 40.4% and 36.3% for the three months ended June 30, 2013 and 2012, respectively. At this time, the effective tax rate is higher than the comparable year primarily due to the interim accounting treatment of certain foreign losses for which no benefit can be recognized, offset by the impact of the reinstatement of the research and development credit.

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

Total revenue by geography is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
United States	$62,772	$55,095
Europe	8,939	10,432
Asia	3,903	4,271
Rest of the world	6,191	6,563

	$81,805	$76,361

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Exchange Act and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Our key objectives have been to continue to gain market share in the wireless service provider market and to accelerate our enterprise growth by extending into the application performance management segment. A common component of both initiatives has been the acceptance of our Unified Services Delivery Management Strategy. This strategy has been bolstered by our acquisitions and integration of both voice/video and packet flow or monitoring switch technology.

During the quarter ended June 30, 2013, NetScout announced the release of the nGeniusONE Unified Performance Management platform. The nGeniusONE platform converges application and network performance management functionality into a single unified platform that delivers a top-down, serviced-focused perspective of performance characteristics of all infrastructure and application elements associated with service delivery.

During the first quarter of our fiscal year 2014, management performed a review of its summation of revenue by industry. As a result, we changed our method of apportioning revenue to our revenue sectors, and the categorization of certain customers to different sectors. This change in manner of describing fluctuations by sector will not affect our total net revenues, total product and service revenues, or revenue by geography.

Results Overview

During the quarter ended June 30, 2013, net income increased 5% compared to the same period in the prior year due to the increase in revenue.

We saw continued growth during the quarter ended June 30, 2013, with product revenue growth of 7% and overall revenue growth of 7% compared to the same period in the prior year.

Our business maintained strong gross profit margins. Our gross margin for the quarter ended June 30, 2013 increased one point to 79%, up from 78% in the same period in the prior year.

We continue to maintain strong liquidity. At June 30, 2013, we had cash, cash equivalents and marketable securities of $162.8 million. This represents an increase of $8.7 million from March 31, 2013.

Use of Non-GAAP Financial Measures

We supplement the generally accepted accounting principles (GAAP) financial measures we report in quarterly earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP net income and non-GAAP net income per diluted share. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP net income includes the foregoing adjustment and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, restructuring, certain expenses relating to acquisitions including compensation for post-combination services and business development charges, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
GAAP revenue	$81,805	$76,361
Deferred revenue fair value adjustment	140	138

Non-GAAP revenue	$81,945	$76,499

GAAP net income	$5,253	$5,008
Deferred revenue fair value adjustment	140	138
Share-based compensation expense	2,812	2,247
Amortization of acquired intangible assets	1,673	2,003
Business development and integration expense	170	357
Compensation for post combination services	444	372
Restructuring charges	—	(87)
Income tax adjustments	(1,785)	(1,911)

Non-GAAP net income	$8,707	$8,127

GAAP diluted net income per share	$0.12	$0.12
Share impact of non-GAAP adjustments identified above	0.09	0.07

Non-GAAP diluted net income per share	$0.21	$0.19

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

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	marketable securities;

•	revenue recognition;

•	valuation of goodwill, intangible assets and other acquisition accounting items; and

•	share-based compensation.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission (SEC) on May 24, 2013, for a description of all of our critical accounting policies.

Three Months Ended June 30, 2013 and 2012

Revenue

Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. One direct customer accounted for more than 10% of our total revenue during the three months ended June 30, 2013. No one customer or indirect channel partner accounted for more than 10% of our total revenue during the three months ended June 30, 2012.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$42,977	53%	$40,262	53%	$2,715	7%
Service	38,828	47	36,099	47	2,729	8%

Total revenue	$81,805	100%	$76,361	100%	$5,444	7%

Product. The 7%, or $2.7 million, increase in product revenue was due to a $3.2 million increase in revenue from our service provider sector and a $1.7 million increase in our general enterprise sector. These increases were offset by a $2.2 million decrease in our government enterprise sector. Compared to the same period in the prior year, we realized a 25% increase in the average selling price per unit of our products, offset by a 17% decrease in units shipped. The increase in average selling price is due to product mix.

We expect continued growth in our fiscal year ended March 31, 2014 and expect our service provider sector to continue to be a significant driver of future growth.

Service. The 8%, or $2.7 million, increase in service revenue was due to a $1.9 million increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base, a $754 thousand increase in premium support contracts and a $233 thousand increase in training revenue. These were offset by a $208 thousand decrease in consulting revenue. We expect single digit percentage growth in our service revenues. We expect this to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Indirect	$39,531	48%	$38,031	50%	$1,500	4%
Direct	42,274	52	38,330	50	3,944	10%

Total revenue	$81,805	100%	$76,361	100%	$5,444	7%

The 4%, or $1.5 million, increase in indirect channel revenue is the result of the increase in international sales to our service provider sector. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 10%, or $3.9 million, increase in direct channel revenue is the result of increased domestic revenue from our service provider and general enterprise sectors.

Total revenue by geography is as follows:

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
United States	$62,772	77%	$55,095	72%	$7,677	14%

International:
Europe	8,939	11	10,432	14	(1,493)	(14%)
Asia	3,903	5	4,271	6	(368)	(9%)
Rest of the world	6,191	7	6,563	8	(372)	(6%)

Subtotal international	19,033	23	21,266	28	(2,233)	(11%)

Total revenue	$81,805	100%	$76,361	100%	$5,444	7%

United States revenues increased 19%, or $7.7 million, as a result of an increase in our service provider and general enterprise sectors. The 11%, or $2.2 million, decrease in international revenue is primarily due to a decrease in our government and general enterprise sectors. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$9,773	12%	$10,070	13%	$(297)	(3%)
Service	7,149	9	6,793	9	356	5%

Total cost of revenue	$16,922	21%	16,863	22%	59	0%

Gross profit:
Product $	$33,204	41%	$30,192	40%	3,012	10%
Product gross profit %	77%		75%		2%
Service $	31,679	39%	29,306	38%	2,373	8%
Service gross profit %	82%		81%		1%

Total gross profit $	$64,883		$59,498		$5,385	9%

Total gross profit %	79%		78%		1%

Product. The 3%, or $297 thousand, decrease in cost of product revenue was due in part to a $597 thousand decrease in amortization of software and core technology included as cost of product revenue for the three months ended June 30, 2013. In addition, there was a $335 thousand decrease in obsolescence due to no repeat of write-offs for end of life products. These decreases were offset by an increase in direct product costs as a result of the 7%, or $2.7 million increase in product revenue. The product gross profit percentage increased by two points to 77% during the three months ended June 30, 2013. Average headcount in manufacturing was 32 and 27 for the three months ended June 30, 2013 and 2012, respectively.

Service. The 5%, or $356 thousand, increase in cost of service revenue was due to a $674 thousand increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased share- based compensation. This was offset by a $189 thousand decrease in consulting expenses. The 8%, or $2.4 million, increase in service gross profit corresponds with the 8%, or $2.7 million, increase in service revenue, offset by the 5%, or $356 thousand, increase in cost of service revenue. The service gross profit percentage increased by one point to 82% for the three months ended June 30, 2013. Average service headcount was 142 and 125 for the three months ended June 30, 2013 and 2012, respectively.

Gross profit. Our gross profit increased 9%, or $5.4 million. This increase is attributable to our increase in revenue of 7%, or $5.4 million, offset by a 0%, or $59 thousand, increase in cost of revenue. The gross margin percentage increased by one point to 79% for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Overall we expect our gross margin percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.

Operating Expenses

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Research and development	$15,965	19%	$14,077	18%	$1,888	13%
Sales and marketing	32,200	39	30,149	39	2,051	7%
General and administrative	6,981	9	6,557	9	424	6%
Amortization of acquired intangible assets	854	1	586	1	268	46%
Restructuring charges	0	0	(87)	0	87	100%

Total operating expenses	$56,000	68%	$51,282	67%	$4,718	9%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 13%, or $1.9 million, increase in research and development expenses is due to a $1.1 million increase in employee related expenses, as a result of increased headcount and increased share-based compensation, a $207 thousand increase in non-recurring engineering expenses, a $187 thousand increase in depreciation expense, a $183 thousand increase related to third party research and development charges, a $164 thousand increase in travel expenses and a $125 thousand increase in consulting costs. These expenses are offset by a $236 thousand decrease in compensation for post combination services related to the acquisitions of Simena, LLC (Simena) and ONPATH Technologies, Inc. (ONPATH). Average headcount in research and development was 357 and 300 for the three months ended June 30, 2013 and 2012, respectively. We expect research and development expenses to stay fairly consistent as a percentage of sales in future periods.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 7%, or $2.1 million, increase in total sales and marketing expenses was due to an $824 thousand increase in employee related expenses due to an increase in headcount, a $638 thousand increase in expenses related to the NetScout user conference, a $585 thousand increase in depreciation, a $288 thousand increase in marketing related costs, a $268 thousand increase in travel expenses and a $205 thousand increase in trade show expenses. These increases were offset by a $1.0 million decrease in commissions due to both a lower commission rate as well as a decrease in special incentive programs offered during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Average headcount in sales and marketing was 345 and 328 for the three months ended June 30, 2013 and 2012, respectively.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 6%, or $424 thousand, increase in general and administrative expenses was due to a $284 thousand increase in compensation for post combination services related to the acquisition of ONPATH, a$158 thousand increase in expenses for software licenses, an $87 thousand increase in accounting related fees, an $81 thousand increase due to software capitalized during the three months ended June 30, 2012, and a $60 thousand increase in travel expenses. These increases were offset by a $368 thousand decrease in employee related expenses related to decreased incentive compensation offset by an increase in headcount and increased share-based compensation. Average headcount in general and administrative was 120 and 110 for the three months ended June 30, 2013 and 2012, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto Systems, S.r.l. (Accanto), Simena, Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics) and Network General Central Corporation (Network General).

The 46%, or $268 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH and Accanto.

Restructuring charges. During the quarter ended June 30, 2012, we reversed $87 thousand of restructuring charges from what was initially recorded during the year ended March 31, 2012 due to a change in estimate and the impacts of foreign exchange.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Interest and other (expense) income, net	$(73)	(0%)	$(356)	(0%)	$283	79%

The 79%, or $283 thousand, decrease in interest and other (expense) income, net was due to a $200 thousand decrease in interest expense due to the payment of our outstanding debt during the quarter ended December 31, 2012, as well as a $111 thousand decrease in foreign currency exchange expense. These decreases to interest and other (expense) income, net were partially offset by a $29 thousand decrease in interest income received on investments.

Income Tax Expense

Our effective income tax rates were 40.4% and 36.3% for the three months ended June 30, 2013 and 2012, respectively. Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. At this time, the effective tax rate for the three months ended June 30, 2013 is higher than the comparable prior year period primarily due to the interim accounting treatment of certain foreign losses for which no benefit can be recognized, offset by the impact of the reinstatement of the research and development credit.

	Three Months Ended June 30, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,557	4%	$2,852	4%	$705	25%

Off-Balance Sheet Arrangements

As of June 30, 2013 and 2012, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At June 30, 2013, the present value of the future consideration was $4.1 million and the contractual non-compliance liability was $197 thousand.

As disclosed in Part II, Item 1, in March 2012, we uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. We believe we did not benefit from any of the transactions uncovered and believe that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. We are cooperating fully and are providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and we have been informed by the Department of Justice that it does not intend to take any action against NetScout. We determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of June 30, 2013.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	June 30, 2013	March 31, 2013
Cash and cash equivalents	$102,727	$99,930
Short-term marketable securities	46,333	37,338
Long-term marketable securities	13,762	16,823

Cash, cash equivalents and marketable securities	$162,822	$154,091

Cash, cash equivalents and marketable securities

At June 30, 2013, cash, cash equivalents and marketable securities totaled $162.8 million, up $8.7 million from $154.1 million at March 31, 2013 due primarily to cash flow from operations of $18.6 million, offset by $7.5 million of cash used to repurchase shares of our common stock and $2.4 million of cash used for capital expenditures.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At June 30, 2013, cash and short-term and long-term investments in the United States was $160.2 million, while cash held outside the United States was approximately $2.6 million.

Cash and cash equivalents were impacted by the following:

	Three Months Ended June 30, (Dollars in Thousands)
	2013	2012
Net cash provided by operating activities	$18,613	$36,124
Net cash used in investing activities	$(8,395)	$(10,510)
Net cash used in financing activities	$(7,371)	$(7,861)

Net cash provided by operating activities

Cash provided by operating activities was $18.6 million during the three months ended June 30, 2013, compared to $36.1 million of cash provided by operating activities in the three months ended June 30, 2012. This $17.5 million decrease was due to accounts receivables, which had a $7.9 million unfavorable impact in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Cash collections on accounts receivable was strong with days sales outstanding of 55 days as of the end of the first quarter of fiscal year 2014 compared to 68 days at March 31, 2013 and 45 days at the end of the first quarter of fiscal year 2013. In addition, there was a $7.3 million decrease from accrued compensation and other expenses largely due to the timing of accruals and payments for incentive compensation as a result of an increase in the payout for fiscal year 2013 incentive compensation during the three months ended June 30, 2013 as compared to the payout for the fiscal year 2012 bonus during three months ended June 30, 2012, as well as accrued commissions. Additionally, there was a $5.1 million decrease in cash flows from inventories related to an increase in the inventory balance as of June 30, 2013, and a $1.8 million decrease from deferred income taxes. These were offset by a $2.2 million increase from deferred revenue and a $1.1 million increase from accounts payable due to timing of payments.

Net cash used in investing activities

	Three Months Ended June 30, (Dollars in Thousands)
	2013	2012
Cash used in investing activities included the following:
Purchase of marketable securities	$(18,081)	$(58,671)
Proceeds from maturity of marketable securities	12,112	50,882
Purchase of fixed assets	(2,380)	(2,721)
Increase in deposits	(46)	0

	$(8,395)	$(10,510)

Cash used in investing activities was down $2.1 million to $8.4 million during the three months ended June 30, 2013, compared to $10.5 million of cash used in investing activities in the three months ended June 30, 2012.

Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2014.

Net outflow relating the purchase and sales of marketable securities was down $1.8 million during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012 relating to the impact of investment mix.

Net cash used in financing activities

	Three Months Ended June 30, (Dollars in Thousands)
	2013	2012
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$213	$14
Payment of contingent consideration	(841)	(1,516)
Treasury stock repurchases	(7,470)	(6,413)
Excess tax benefit from share-based compensation awards	727	54

	$(7,371)	$(7,861)

Cash used in financing activities was down $490 thousand to $7.4 million during the three months ended June 30, 2013, compared to $7.9 million of cash used in financing activities in the three months ended June 30, 2012.

During the three months ended June 30, 2013 and 2012, we paid $841 thousand and $1.5 million, respectively, related to the contingent purchase consideration for the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 12 in the Notes to the Consolidated Financial Statements of this Form 10-Q.

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to four million shares with cash from operations. During the three months ended June 20, 2013 and 2012, we repurchased 250,000 and 249,499 shares at a cost of $5.9 million and $4.9 million, respectively, under this program. Future repurchases of shares will reduce our cash balances. In addition, during the three months ended June 30, 2013 and 2012, we had 65,516 and 70,904 shares transferred to us from employees for tax withholding at a cost of $1.6 million and $1.5 million, respectively.

We generated $727 thousand and $54 thousand during the three months ended June 30, 2013 and 2012, respectively, of the excess tax benefits from share-based compensation awards.

Credit Facility

On November 22, 2011, we entered into a new credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016. At June 30, 2013, there were no amounts outstanding under the credit facility.

Expectations for Fiscal Year 2014

We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In addition, we expect that cash provided by operating activities for our fiscal year 2014 will be in line with cash provided in our fiscal year 2013.Capital expenditures in our fiscal year 2014 are currently anticipated to be in line with previous years’ trend.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. NetScout is currently assessing the impact, if any, on its condensed consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013 (the fourth quarter of fiscal year 2014 for NetScout). Early adoption is permitted. This standard is not expected to have a material impact on NetScout’s financial condition, results of operations, or cash flows.

In February 2013, the FASB issued Accounting Standards Update 2013-02: Other Comprehensive Income (ASU 2013-02). ASU 2013-02 provides additional guidance regarding reclassifications out of Accumulated Other Comprehensive Income (AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning April 1, 2013 with early adoption permitted. On April 1, 2013, NetScout adopted ASU 2013-02. While the new guidance in ASU 2013-02 changes the presentation of AOCI, there are no changes to the components that are recognized in net income or AOCI under current accounting guidance.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). ASU 2013-01 contains no amendments to disclosure requirements. The amendments clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which introduced new disclosure requirements, applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance did not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.

At June 30, 2013 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

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

As of June 30, 2013, we had foreign currency forward contracts with notional amounts totaling $10.3 million. The valuation of outstanding foreign currency forward contracts at June 30, 2013 resulted in a liability balance of $303 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $40 thousand reflecting favorable rates in comparison to current market rates. As of March 31, 2013, we had foreign currency forward contracts with notional amounts totaling $17.1 million. The valuation of outstanding foreign currency forward contracts at March 31, 2013 resulted in a liability balance of $249 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $71 thousand reflecting favorable rates in comparison to current market rates.

Item 4. Controls and Procedures

As of June 30, 2013, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended June 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2013 thru 4/30/2013	16,063	$23.35	8,000	1,235,707
5/1/2013 thru 5/31/2013	201,762	23.27	201,459	1,034,248
6/1/2013 thru 6/30/2013	97,691	24.20	40,541	993,707

Total	315,516	$23.56	250,000	993,707

(1)	We purchased an aggregate of 65,516 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

Item 6. Exhibits

(a)	Exhibits

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 2, 2013	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 2, 2013	/s/ Jean Bua
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