Form 10-Q
period 2013-09-30
NETSCOUT SYSTEMS INC
filed 2013-10-29
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 23, 2013 was 41,530,579.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2013	March 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$94,917	$99,930
Marketable securities	42,094	37,338
Accounts receivable, net of allowance for doubtful accounts of $147 and $971 at September 30, 2013 and March 31, 2013, respectively	55,672	73,900
Inventories	10,728	7,563
Prepaid income taxes	1,920	0
Deferred income taxes	9,434	9,538
Prepaid expenses and other current assets	8,292	9,043
Total current assets	223,057	237,312
Fixed assets, net	21,797	19,678
Goodwill	202,863	202,453
Intangible assets, net	60,896	63,827
Deferred income taxes	8,065	9,211
Long-term marketable securities	22,438	16,823
Other assets	2,285	2,872
Total assets	$541,401	$552,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,719	$10,161
Accrued compensation	23,766	31,585
Accrued other	7,292	8,256
Income taxes payable	0	114
Deferred revenue	88,319	95,055
Total current liabilities	128,096	145,171
Other long-term liabilities	2,531	2,249
Deferred tax liability	979	941
Accrued long-term retirement benefits	1,575	1,757
Long-term deferred revenue	21,294	25,907
Contingent liabilities, net of current portion	4,139	4,248
Total liabilities	158,614	180,273
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 and March 31, 2013	0	0
Common stock, $0.001 par value:
150,000,000 shares authorized; 49,706,643 and 49,007,491 shares issued and 41,504,713 and 41,466,921 shares outstanding at September 30, 2013 and March 31, 2013, respectively	50	49
Additional paid-in capital	263,887	253,202
Accumulated other comprehensive income	2,082	671
Treasury stock at cost, 8,201,930 and 7,540,570 shares at September 30, 2013 and March 31, 2013, respectively	(99,829)	(83,480)
Retained earnings	216,597	201,461
Total stockholders’ equity	382,787	371,903
Total liabilities and stockholders’ equity	$541,401	$552,176
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Product	$52,357	$46,162	$95,334	$86,424
Service	39,740	38,383	78,568	74,482
Total revenue	92,097	84,545	173,902	160,906
Cost of revenue:
Product	11,810	10,330	21,583	20,400
Service	7,894	6,611	15,043	13,404
Total cost of revenue	19,704	16,941	36,626	33,804
Gross profit	72,393	67,604	137,276	127,102
Operating expenses:
Research and development	16,638	15,201	32,603	29,278
Sales and marketing	31,559	26,743	63,759	56,892
General and administrative	7,457	6,975	14,438	13,532
Amortization of acquired intangible assets	857	645	1,711	1,231
Restructuring charges	0	1,153	0	1,066
Total operating expenses	56,511	50,717	112,511	101,999
Income from operations	15,882	16,887	24,765	25,103
Interest and other (expense) income, net:
Interest income	57	192	144	308
Interest expense	(187)	(401)	(377)	(792)
Other income expense, net	71	93	101	12
Total interest and other expense income, net	(59)	(116)	(132)	(472)
Income before income tax expense	15,823	16,771	24,633	24,631
Income tax expense	5,940	6,861	9,497	9,713
Net income	$9,883	$9,910	$15,136	$14,918
Basic net income per share	$0.24	$0.24	$0.37	$0.36
Diluted net income per share	$0.24	$0.23	$0.36	$0.35
Weighted average common shares outstanding used in computing:
Net income per share – basic	41,392	41,695	41,398	41,718
Net income per share – diluted	41,950	42,344	42,004	42,400
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$9,883	$9,910	$15,136	$14,918
Other comprehensive income:
Cumulative translation adjustments	928	1,358	1,219	284
Changes in market value of investments:
Changes in unrealized gains	39	37	4	121
Total net change in market value of investments	39	37	4	121
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes of $76, $178, $1 and $10	124	285	2	13
Reclassification adjustment for net losses included in net income, net of benefits of $71, $30, $103 and $100	113	49	186	163
Total net change in market value of derivatives	237	334	188	176
Other comprehensive income	1,204	1,729	1,411	581
Comprehensive income	$11,087	$11,639	$16,547	$15,499
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$15,136	$14,918
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	9,512	9,069
Loss on disposal of fixed assets	37	24
Deal related compensation expense and accretion charges	73	140
Share-based compensation expense associated with equity awards	6,742	4,790
Net change in fair value of contingent and contractual liabilities	(278)	356
Deferred income taxes	1,823	3,910
Other gains	(7)	(21)
Changes in assets and liabilities
Accounts receivable	18,271	40,852
Inventories	(4,946)	(905)
Prepaid expenses and other assets	(340)	(3,431)
Accounts payable	(1,511)	1,299
Accrued compensation and other expenses	(5,881)	(224)
Income taxes payable	(114)	0
Deferred revenue	(11,416)	(14,287)
Net cash provided by operating activities	27,101	56,490
Cash flows from investing activities:
Purchase of marketable securities	(43,750)	(81,055)
Proceeds from maturity of marketable securities	33,383	102,292
Purchase of fixed assets	(6,508)	(4,672)
Decrease (increase) in deposits	38	(347)
Acquisition of businesses, net of cash acquired	0	(15,000)
Net cash (used in) provided by investing activities	(16,837)	1,218
Cash flows from financing activities:
Issuance of common stock under stock plans	315	355
Payment of contingent consideration	(841)	(2,356)
Treasury stock repurchases	(16,349)	(14,141)
Excess tax benefit from share-based compensation awards	1,733	1,579
Net cash used in financing activities	(15,142)	(14,563)
Effect of exchange rate changes on cash and cash equivalents	(135)	(14)
Net (decrease) increase in cash and cash equivalents	(5,013)	43,131
Cash and cash equivalents, beginning of period	99,930	117,255
Cash and cash equivalents, end of period	$94,917	$160,386
Supplemental disclosures:
Cash paid for interest	$0	$245
Cash paid for income taxes	$7,922	$8,174
Non-cash transactions:
Transfers of inventory to fixed assets	$1,781	$583
Additions to property, plant and equipment included in accounts payable	$(64)	$490
Gross decrease in contractual liability relating to fair value adjustment	$(98)	$(135)
Gross (decrease) increase in contingent consideration liability relating to fair value adjustment	$(180)	$491
Issuance of common stock under employee stock plans	$2,230	$2,224
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
Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05).  ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity.   ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013 (the fourth quarter of fiscal year 2014 for the Company). Early adoption is permitted. This standard is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2013, the Company had one indirect channel partner which accounted for more than 10% of the accounts receivable balance, while no direct customer accounted for more than 10% of the accounts receivable balance. At March 31, 2013, no one direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three months ended September 30, 2013, no direct customer or channel partner accounted for more than 10% of our total revenue, while one direct customer accounted for more than 10% of total revenue during the six months ended September 30, 2013. During the three and six months ended September 30, 2012, one direct customer accounted for more than 10% of total revenue, while no one indirect channel partner accounted for more than 10% of total revenue.
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

NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of product revenue	$68	$66	$112	$115
Cost of service revenue	226	87	372	153
Research and development	1,263	742	2,159	1,386
Sales and marketing	1,163	808	2,008	1,526
General and administrative	1,210	829	2,091	1,599
	$3,930	$2,532	$6,742	$4,779
Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 of each year. During the six months ended September 30, 2013, employees purchased 89,765 shares under the ESPP and the value per share was $24.84.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2013 and March 31, 2013.
Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2013 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$28,172	$3	$28,175
Commercial paper	5,597	0	5,597
Corporate bonds	5,658	5	5,663
Certificates of deposit	2,659	0	2,659
Total short-term marketable securities	42,086	8	42,094
U.S. government and municipal obligations	10,984	8	10,992
Corporate bonds	11,438	8	11,446
Total long-term marketable securities	22,422	16	22,438
Total marketable securities	$64,508	$24	$64,532

The following is a summary of marketable securities held by NetScout at March 31, 2013, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$17,416	$11	$17,427
Commercial paper	12,390	0	12,390
Corporate bonds	2,559	2	2,561
Certificates of deposit	4,960	0	4,960
Total short-term marketable securities	37,325	13	37,338
U.S. government and municipal obligations	14,211	7	14,218
Corporate bonds	2,605	0	2,605
Total long-term marketable securities	16,816	7	16,823
Total marketable securities	$54,141	$20	$54,161
Contractual maturities of the Company’s marketable securities held at September 30, 2013 and March 31, 2013 were as follows (in thousands):

	September 30, 2013	March 31, 2013
Available-for-sale securities:
Due in 1 year or less	$42,094	$37,338
Due after 1 year through 5 years	22,438	16,823
	$64,532	$54,161

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of September 30, 2013 and March 31, 2013 (in thousands).

	Fair Value Measurements at
	September 30, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$94,917	$0	$0	$94,917
U.S. government and municipal obligations	39,167	0	0	39,167
Commercial paper	0	5,597	0	5,597
Corporate bonds	17,109	0	0	17,109
Certificate of deposits	0	2,659	0	2,659
Derivative financial instruments	0	341	0	341
	$151,193	$8,597	$0	$159,790
LIABILITIES:
Contingent purchase consideration	$0	$0	$(4,139)	$(4,139)
Contingent contractual non-compliance liability	0	0	(148)	(148)
Derivative financial instruments	0	(221)	0	(221)
	$0	$(221)	$(4,287)	$(4,508)

	Fair Value Measurements at
	March 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$99,930	$0	$0	$99,930
U.S. government and municipal obligations	31,645	0	0	31,645
Commercial paper	0	12,390	0	12,390
Corporate bonds	5,166	0	0	5,166
Certificate of deposits	0	4,960	0	4,960
Derivative financial instruments	0	71	0	71
	$136,741	$17,421	$0	$154,162
LIABILITIES:
Contingent purchase consideration	$0	$0	$(5,087)	$(5,087)
Contingent contractual non-compliance liability	0	0	(246)	(246)
Derivative financial instruments	0	(249)	0	(249)
	$0	$(249)	$(5,333)	$(5,582)
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
The Company’s Level 2 investments are classified as such because fair value is being calculated using data from similar but not identical sources, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company's derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. Commercial paper and certificate of deposits are classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value. For further information on the Company's derivative instruments refer to Note 9.
The Company’s contingent purchase consideration and contingent contractual non-compliance liability at September 30, 2013 and March 31, 2013 were classified as Level 3 in the fair value hierarchy. They are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. The Company has elected to account for the contractual non-compliance liability at fair value. This election has been made as both contingent liabilities are related. The fair value election created parity between the two items during the settlement period. These liabilities are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended September 30, 2013 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$(5,087)	$(246)
Change in fair value (included within research and development expense)	107	98
Payments	841	0
Balance at end of period	$(4,139)	$(148)
The Company has updated the probabilities used in the fair value calculation of the contingent liabilities during the six months ended September 30, 2013 which reduced the liability by $278 thousand and is included as part of earnings for the six months ended September 30, 2013. The fair value of the contingent purchase consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the six months ended September 30, 2013 were $73 thousand and were included as part of earnings.
During the six months ended September 30, 2013, $841 thousand related to the acquisition of Simena, LLC (Simena) was paid to the former owner.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2013	March 31, 2013
Raw materials	$6,665	$3,986
Work in process	251	272
Finished goods	3,812	3,305
	$10,728	$7,563
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

The following table summarizes the allocation of the purchase price (in thousands):

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $527	$8,356
Fixed assets	784
Identifiable intangible assets	10,970
Goodwill	19,897
Deferred tax asset	7,329
Other assets	1,432
Total assets acquired	48,768
Current liabilities	(6,387)
Deferred revenue	(921)
Deferred income tax liabilities	(4,660)
$36,800
Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $17.5 million from the ONPATH acquisition was included within the Company’s existing Unified Service Delivery reporting unit and $2.4 million was included within the Test Automation reporting unit. Both reporting units resulting from the acquisition of ONPATH were included in the Company’s annual impairment review on January 31, 2013.
The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of ONPATH and the Company. These assumptions include estimates of future revenues associated with the technology purchased as part of the acquisition and the migration of the current technology to more advanced version of the software. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands, except for years):

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
The Company notes that it acquired net operating losses from ONPATH. ONPATH has represented to the Company that there were no historical changes in control that would limit NetScout’s ability to utilize these net operating losses in its consolidated federal return. During the fourth quarter of the Company's fiscal year ended March 31, 2013, the Company completed a 382 study with its tax advisors and concluded that ONPATH's representations were correct. The Company also notes that ONPATH did not claim research and development credits for historical tax returns. NetScout believes that certain ONPATH activities qualify for a research and development credit, and in the second quarter of fiscal year 2014, performed an analysis on the historical periods to identify and claim credits for historical research and development activities. A net tax credit of $517 thousand has been recorded within the acquisition allocation related to ONPATH's research and development activities.
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
The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Accanto and the Company. These assumptions include estimates of future revenues associated with the technology purchased as part of the acquisition and the migration of the current technology to more advanced versions of the software. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands, except for years):

	Fair Value	Useful Life (Years)
Developed technology	$3,500	8
Distributor relationships	1,780	6
	$5,280
The weighted average useful life of identifiable intangible assets acquired from Accanto is 7.3 years. Acquired software is amortized using an accelerated amortization method. Distributor relationships are amortized on a straight-line basis.
The following table presents unaudited proforma results of the historical Consolidated Statements of Operations of the Company ONPATH and Accanto for the three and six months ended September 30, 2012, giving effect to the mergers as if they occurred on April 1, 2012 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	September 30, 2012	September 30, 2012
	(unaudited)	(unaudited)
Pro forma revenue	$87,493	$168,788
Pro forma net income	$7,516	$8,998
Pro forma income per share:
Basic	$0.18	$0.22
Diluted	$0.18	$0.21
Pro forma shares outstanding
Basic	41,695	41,718
Diluted	42,344	42,400

The proforma results for the three and six months ended September 30, 2012 primarily include adjustments for amortization of intangibles. This proforma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.
During the six months ended September 30, 2013, the Company has recorded $6.0 million of revenue directly attributable to ONPATH and Accanto within its consolidated financial statements.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Automation. As of September 30, 2013 and March 31, 2013, goodwill attributable to the Unified Service Delivery reporting unit was $200.5 million and $199.5 million, respectively. Goodwill attributable to the Test Automation reporting unit was $2.4 million and $3.0 million as of September 30, 2013 and March 31, 2013, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value.
The changes in the carrying amount of goodwill for the six months ended September 30, 2013 are due to purchase accounting adjustments and the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.
The changes in the carrying amount of goodwill for the six months ended September 30, 2013 are as follows (in thousands):

Six months ended
September 30, 2013
Balance as of March 31, 2013	$202,453
Purchase accounting adjustments	(665)
Foreign currency translation impact	1,075
Balance as of September 30, 2013	$202,863
Intangible Assets
The net carrying amounts of intangible assets were $60.9 million and $63.8 million as of September 30, 2013 and March 31, 2013, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets as of September 30, 2013 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$31,041	$(22,416)	$8,625
Customer relationships	38,772	(12,543)	26,229
Distributor relationships	1,972	(392)	1,580
Core technology	7,528	(2,078)	5,450
Non-compete agreements	348	(232)	116
Other	637	(341)	296
	$80,298	$(38,002)	$42,296

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
Amortization of software and core technology included as cost of product revenue was $824 thousand and $1.6 million for the three and six months ended September 30, 2013, respectively. Amortization of other intangible assets included as operating expense was $884 thousand and $1.8 million for the three and six months ended September 30, 2013, respectively.
Amortization of software and core technology included as cost of product revenue was $1.5 million and $2.9 million for the three and six months ended September 30, 2012, respectively. Amortization of other intangible assets included as operating expense was $674 thousand and $1.3 million for the three and six months ended September 30, 2012, respectively.
The following is the expected future amortization expense as of September 30, 2013 for the years ended March 31 (in thousands):

2014 (remaining six months)	$3,666
2015	6,876
2016	6,358
2017	5,777
2018	4,997
Thereafter	14,622
$42,296
The weighted average amortization period of developed technology and core technology is 6.7 years. The weighted average amortization period for customer and distributor relationships is 13.3 years. The weighted average amortization period for amortizing all intangibles is 10.1 years.
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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of September 30, 2013 and March 31, 2013 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013
Derivatives Designated as Hedging Instruments:
Forward contracts	$15,398	$17,071	$341	$71	$221	$249

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2013	September 30, 2012	Location	September 30, 2013	September 30, 2012	Location	September 30, 2013	September 30, 2012
Forward contracts	$200	$463	Research and development	$(169)	$(89)	Research and development	$(7)	$47
			Sales and marketing	(15)	10	Sales and marketing	28	1
	$200	$463		$(184)	$(79)		$21	$48

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on OCI and results of operations for the six months ended September 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2013	September 30, 2012	Location	September 30, 2013	September 30, 2012	Location	September 30, 2013	September 30, 2012
Forward contracts	$3	$23	Research and development	$(184)	$(237)	Research and development	$97	$(87)
			Sales and marketing	(105)	(26)	Sales and marketing	(6)	(5)
	$3	$23		$(289)	$(263)		$91	$(92)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On October 29, 2012, the Company paid down its outstanding balance in the amount of $62.0 million on its credit facility. As of September 30, 2013, there were no amounts outstanding under this credit facility.

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
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a rate per annum equal to the highest of (1) KeyBank’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) one hundred (100.00) basis points in excess of the London Interbank Offered Rate (LIBOR) for one-month interest periods, or the Base Rate; or (b) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, or collectively, the Eurodollar Rate, in each case plus an applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable Base Rate margin. Beginning with the delivery of the Company’s financial statements for the quarter ended December 31, 2011, the applicable margin began to depend on the Company’s leverage ratio, ranging from 100 basis points for Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 25 basis points for Base Rate loans and 125 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less.
The Company may prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.
The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including material mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including material acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of September 30, 2013, the Company was in compliance with all of these covenants.
NOTE 11 – RESTRUCTURING CHARGES
During the fiscal year ended March 31, 2013, the Company restructured part of its international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition. The Company recorded $1.2 million of restructuring charges related to severance costs.
The following table provides a summary of the activity related to these restructuring plans and the related liability included as accrued compensation on the Company's consolidated balance sheet (in thousands):

	Three Months Ended	Six Months Ended
Employee Severance:	September 30, 2013	September 30, 2013
Balance at beginning of period	$785	$910
Restructuring charges (reversal) to operations	—	—
Other adjustments	(49)	(49)
Cash payments	(665)	(790)
Balance as of September 30, 2013	$71	$71
The balance is expected to be paid in full by December 31, 2013.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At September 30, 2013, the present value of the future consideration was $4.1 million and the contractual non-compliance liability was $148 thousand.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.
In March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws. The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012. NetScout believes it did not benefit from any of the transactions uncovered and believes that the amounts involved are not material. The California State Attorney General is conducting an investigation into the matter. NetScout is cooperating fully and is providing all requested information. In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and the Company has been informed by the Department of Justice that it does not intend to take any action against NetScout. The Company determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of September 30, 2013.
NOTE 13 – TREASURY STOCK
On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through September 30, 2013, the Company had repurchased a total of 3,231,700 shares of common stock through the open market stock repurchase program. The Company repurchased 475,407 shares for $11.7 million under the program during the six months ended September 30, 2013.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 185,953 shares for $4.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2013. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
NOTE 14 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$9,883	$9,910	$15,136	$14,918
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	41,392	41,695	41,398	41,718
Dilutive common equivalent shares:
Weighted average stock options	76	134	81	135
Weighted average restricted stock units	482	515	525	547
Denominator for diluted net income per share - weighted average shares outstanding	41,950	42,344	42,004	42,400
Net income per share:
Basic net income per share	$0.24	$0.24	$0.37	$0.36
Diluted net income per share	$0.24	$0.23	$0.36	$0.35

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted stock units	123	247	201	187
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
NOTE 15 – INCOME TAXES
Our effective income tax rates were 38.6% and 36.3% for the six months ended September 30, 2013 and the fiscal year ended March 31, 2013, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The effective tax rate for the six months ended September 30, 2013 is higher than the effective rate for our fiscal year ended March 31, 2013 primarily due to the interim accounting treatment of certain foreign losses for which no benefit can be recognized.

Our effective tax rates were 38.6% and 39.4% for the six months ended September 30, 2013 and 2012, respectively. At this time, the effective tax rate is lower than the comparable year primarily due to the impact of the reinstatement of the research and development credit.
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$66,853	$66,616	$129,625	$121,711
Europe	12,654	8,001	21,593	18,433
Asia	6,850	4,206	10,753	8,477
Rest of the world	5,740	5,722	11,931	12,285
	$92,097	$84,545	$173,902	$160,906
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

During the first quarter of our fiscal year 2014, NetScout announced the release of the nGeniusONE Unified Performance Management platform. The nGeniusONE platform converges application and network performance management functionality into a single unified platform that delivers a top-down, serviced-focused perspective of performance characteristics of all infrastructure and application elements associated with service delivery.

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
Results Overview

We saw continued growth during the quarter ended September 30, 2013, with product revenue growth of 13% and overall revenue growth of 9% compared to the same period in the prior year.

Our business maintained strong gross profit margins. Our gross profit for the quarter ended September 30, 2013 increased by $4.8 million, or 7%, when compared to the quarter ended September 30, 2012. This represents a decrease in our gross profit percentage by one percentage point to 79%, down from 80% in the same period in the prior year.

We continue to maintain strong liquidity. At September 30, 2013, we had cash, cash equivalents and marketable securities of $159.4 million. This represents an increase of $5.4 million from March 31, 2013.

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

Management believes these non-GAAP financial measures enhance the reader's overall understanding of our current financial performance and its prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how we plan and measure our business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provide useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2013 and 2012 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP revenue	$92,097	$84,545	$173,902	$160,906
Deferred revenue fair value adjustment	139	133	279	271
Non-GAAP revenue	$92,236	$84,678	$174,181	$161,177
GAAP net income	$9,883	$9,910	$15,136	$14,918
Deferred revenue fair value adjustment	139	133	279	271
Share based compensation expense	3,930	2,532	6,742	4,779
Amortization of acquired intangible assets	1,681	2,130	3,354	4,133
Business development and integration expense	234	474	404	831
Compensation for post combination services	711	442	1,155	814
Restructuring charges	—	1,153	—	1,066
Income tax adjustments	(2,308)	(2,330)	(4,093)	(4,242)
Non-GAAP net income	$14,270	$14,444	$22,977	$22,570
GAAP diluted net income per share	$0.24	$0.23	$0.36	$0.35
Per share impact of non-GAAP adjustments identified above	0.10	0.11	0.19	0.18
Non-GAAP diluted net income per share	$0.34	$0.34	$0.55	$0.53

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

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

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
Three Months Ended September 30, 2013 and 2012
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended September 30, 2013, no one customer accounted for more than 10% of total revenue. One customer accounted for more than 10% during the three months ended September 30, 2012.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$52,357	57%	$46,162	55%	$6,195	13%
Service	39,740	43	38,383	45	1,357	4%
Total revenue	$92,097	100%	$84,545	100%	$7,552	9%
Product. The 13%, or $6.2 million, increase in product revenue was due to a $7.4 million increase in revenue from our general enterprise sector and a $3.3 million increase in our government enterprise sector. These increases were partially offset by a $4.5 million decrease in our service provider sector. Our service provider growth in the prior fiscal year was concentrated in the three months ended September 30, 2012.
Compared to the same period in the prior year, we realized a 31% increase in units shipped, partially offset by an 18% decrease in the average selling price per unit of our products. The decrease in average selling price per unit is due to the inclusion in our product solutions of the lower priced packet flow switch components.

We expect continued growth in our fiscal year ended March 31, 2014 and expect our service provider sector to be a significant driver of future growth.

Service. The 4%, or $1.4 million, increase in service revenue was due to a $913 thousand increase in premium support contracts, and a $668 thousand increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base. These were partially offset by a $283 thousand decrease in training revenue. We expect single digit percentage growth in our service revenues in the foreseeable future. We expect this to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.
Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Indirect	$48,959	53%	$36,770	43%	$12,189	33%
Direct	43,138	47	47,775	57	(4,637)	(10)%
Total revenue	$92,097	100%	$84,545	100%	$7,552	9%
The 33%, or $12.2 million, increase in indirect channel revenue is the result of the increase in sales to all our international sectors, as well as an increase in sales to our domestic government sector. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 10%, or $4.6 million, decrease in direct channel revenue is primarily the result of decreased domestic revenue from our service provider sector.
Total revenue by geography is as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
United States	$66,853	73%	$66,616	79%	$237	—%
International:
Europe	12,654	14	8,001	9	4,653	58%
Asia	6,850	7	4,206	5	2,644	63%
Rest of the world	5,740	7	5,722	7	18	—%
Subtotal international	25,244	27	17,929	21	7,315	41%
Total revenue	$92,097	100%	$84,545	100%	$7,552	9%
United States revenues increased 0%, or $237 thousand, as a result of gains within the government and general enterprise sector, offset by a decrease in our service provider sector. The 41%, or $7.3 million, increase in international revenue is primarily due to an increase in our European government and general enterprise sectors. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$11,810	13%	$10,330	12%	$1,480	14%
Service	7,894	8	6,611	8	1,283	19%
Total cost of revenue	$19,704	21%	$16,941	20%	$2,763	16%
Gross profit:
Product $	$40,547	44%	$35,832	42%	$4,715	13%
Product gross profit %	77%		78%
Service $	$31,846	35%	$31,772	38%	$74	—%
Service gross profit %	80%		83%
Total gross profit $	$72,393		$67,604		$4,789	7%
Total gross profit %	79%		80%
Product. The 14%, or $1.5 million, increase in cost of product revenue was primarily due to the $6.2 million, or 13%, increase in product revenue during the three months ended September 30, 2013. This was partially offset by a $661 thousand decrease in amortization of software and core technology included as cost of product revenue for the three months ended September 30, 2013. The product gross profit percentage decreased by one percentage point to 77% during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Average headcount in manufacturing was 32 and 27 for the three months ended September 30, 2013 and 2012, respectively.
Service. The 19%, or $1.3 million, increase in cost of service revenue was primarily due to a $751 thousand increase in employee related expenses resulting in part from headcount to support our growing installed base, as well as from increased share-based compensation. In addition, there was a $324 thousand increase in cost of materials used to support customers under service contracts and a $113 thousand increase in travel expenses. The service gross profit percentage decreased by three percentage points to 80% for the quarter ended September 30, 2013 as compared to the three months ended September 30, 2012. The 0%, or $74 thousand, increase in service gross profit corresponds with the 4%, or $1.4 million, increase in service revenue, offset by the 19%, or $1.3 million, increase in cost of services. Average service headcount was 144 and 128 for the three months ended September 30, 2013 and 2012, respectively.
Gross profit. Our gross profit increased 7%, or $4.8 million. This increase is attributable to our increase in revenue of 9%, or $7.6 million, partially offset by a 16%, or $2.8 million, increase in cost of revenue. The gross profit percentage decreased by one percentage point to 79% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Overall we expect our gross profit percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.
Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Research and development	$16,638	18%	$15,201	18%	$1,437	9%
Sales and marketing	31,559	34	26,743	32	4,816	18%
General and administrative	7,457	8	6,975	8	482	7%
Amortization of acquired intangible assets	857	1	645	1	212	33%
Restructuring charges	—	—	1,153	1	(1,153)	(100)%
Total operating expenses	$56,511	61%	$50,717	60%	$5,794	11%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 9%, or $1.4 million, increase in research and development expenses is due to a $931 thousand increase in employee related expenses as a result of increased headcount and share-based compensation, a $307 thousand increase in non-recurring engineering expenses, a $140 thousand increase in expenses for software licenses, and a $134 thousand increase in travel expenses. These expenses were partially offset by a $183 thousand decrease in meeting expenses. Average headcount in research and development was 354 and 333 for the three months ended September 30, 2013 and 2012, respectively. We expect research and development expenses to remain consistent as a percentage of revenue in future periods.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 18%, or $4.8 million, increase in total sales and marketing expenses was due to a $3.0 million increase in commissions due to higher shipments as well as an increase in anticipated higher quota attainment and special incentive programs earned during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. In addition, there was a $1.3 million increase in employee related expenses due to an increase in headcount and share-based compensation, a $560 thousand increase in trade show expenses, and a $321 thousand increase in travel. These increases were offset by a $298 thousand decrease in sales meeting expenses. Average headcount in sales and marketing was 358 and 340 for the three months ended September 30, 2013 and 2012, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 7%, or $482 thousand, increase in general and administrative expenses was due to a $284 thousand increase in compensation for post combination services related to the acquisition of ONPATH Technologies (ONPATH), a $170 thousand increase in employee related expenses as a result of increased headcount and share-based compensation, a $146 thousand increase in accounting related fees, and a $116 thousand increase in expenses for software licenses. These increases were partially offset by a $240 thousand decrease in business development expenses. Average headcount in general and administrative was 119 and 112 for the three months ended September 30, 2013 and 2012, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto Systems, S.r.l. (Accanto), Simena, LLC (Simena), Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics) and Network General Central Corporation (Network General).
The 33%, or $212 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH and Accanto.
Restructuring charges. During the quarter ended September 30, 2012, we restructured part of our international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition and eliminated one European sales executive. As a result, we recorded $1.2 million of restructuring charges during the three months ended September 30, 2012 related to severance costs.
Interest and Other (Expense) Income, Net. Interest and other (expense) income, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(59)	—%	$(116)	—%	$57	49%
The 49%, or $57 thousand, decrease in interest and other expense, net was due to a $214 thousand decrease in interest expense due to the payment of our outstanding debt during the quarter ended December 31, 2012. These decreases to interest and other (expense) income, net were partially offset by a $134 thousand decrease in interest income received on investments as well as a $23 thousand increase in foreign currency exchange expense.

Income Tax Expense. Our effective income tax rates were 37.5% and 40.9% for the three months ended September 30, 2013 and 2012, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. At this time, the effective tax rate for the three months ended September 30, 2013 is lower than the comparable prior year period primarily due to the impact of the reinstatement of the research and development credit.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Income tax expense	$5,940	6%	$6,861	8%	$(921)	(13)%
Six months ended September 30, 2013 and 2012
Revenue
During the six months ended September 30, 2013 and 2012, one customer accounted for more than 10% of total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$95,334	55%	$86,424	54%	$8,910	10%
Service	78,568	45%	74,482	46%	4,086	5%
Total revenue	$173,902	100%	160,906	100%	$12,996	8%
Product. The 10%, or $8.9 million, increase in product revenue was due to a $9.1 million increase in revenue from our general enterprise sector and a $1.1 million increase from our government sector. These increases were partially offset by a $1.3 million decrease in our service provider sector. Compared to the same period in the prior year, we realized a 6% increase in units shipped. There was no change in the average selling price per unit of our products when compared to the same period in the prior year.
Service. The 5%, or $4.1 million, increase in service revenue was due to a $2.6 million increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base and a $1.7 million increase in premium support contracts. These were partially offset by a $228 thousand decrease in consulting revenue.
Total product and service revenue from direct and indirect channels are as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Indirect	$88,489	51%	$74,801	46%	$13,688	18%
Direct	85,413	49	86,105	54	(692)	(1)%
Total revenue	$173,902	100%	$160,906	100%	$12,996	8%
The 18%, or $13.7 million, increase in indirect channel revenue is the result of increases in sales to all our sectors across all geographies. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 1%, or $692 thousand, decrease in direct channel revenue is primarily the result of decreased domestic revenue from our service provider customers.
Total revenue by geography is as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
United States	$129,625	75%	$121,711	76%	$7,914	7%
International:
Europe	21,593	12	18,433	11	3,160	17%
Asia	10,753	6	8,477	5	2,276	27%
Rest of the world	11,931	7	12,285	8	(354)	(3)%
Subtotal international	44,277	25	39,195	24	5,082	13%
Total revenue	$173,902	100%	$160,906	100%	$12,996	8%
United States revenues increased 7%, or $7.9 million, as a result of an increase in our government and general enterprise sectors. The 13%, or $5.1 million, increase in international revenue is primarily due to an increase in our general enterprise sector in Europe and the rest of the world.
Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$21,583	12%	$20,400	13%	$1,183	6%
Service	15,043	9	13,404	8	1,639	12%
Total cost of revenue	$36,626	21%	$33,804	21%	$2,822	8%
Gross profit:
Product $	$73,751	42%	$66,024	41%	$7,727	12%
Product gross profit %	77%		76%
Service $	$63,525	37%	$61,078	38%	$2,447	4%
Service gross profit %	81%		82%
Total gross profit $	$137,276		$127,102		$10,174	8%

Total gross profit %	79%		79%
Product. The 6%, or $1.2 million, increase in cost of product revenue was mainly a result of an increase of $2.5 million in direct product costs as a result of the 10%, or $8.9 million increase in product revenue. In addition, there was a $218 thousand increase in employee related expenses due to increased headcount. These increases were partially offset by a $1.3 million decrease in amortization of software and core technology included as cost of product revenue for the six months ended September 30, 2013. In addition, there was a $243 thousand decrease in obsolescence charges as we did not discontinue or make plans to discontinue, any product in the first six months of 2013. The product gross profit percentage increased by one percentage point to 77% during the six months ended September 30, 2013. Average headcount in manufacturing was 32 and 27 for the six months ended September 30, 2013 and 2012, respectively.
Service. The 12%, or $1.6 million, increase in cost of service revenue was due to a $1.4 million increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased share- based compensation. In addition, there was a $222 thousand increase in software licenses, and a $140 thousand increase in materials used to support customers under service contracts. These increases were offset by a $225 thousand decrease in consulting expenses. The service gross profit percentage decreased by one percentage point to 81% for the six months ended September 30, 2013 when compared to the six months ended September 30, 2012. The 4%, or $2.4 million, increase in service gross profit corresponds with the 5%, or $4.1 million, increase in service revenue, offset by the 12%, or $1.6 million, increase in cost of services. Average service headcount was 134 and 127 for the six months ended September 30, 2013 and 2012, respectively.
Gross profit. Our gross profit increased 8%, or $10.2 million. This increase is attributable to our increase in revenue of 8% or $13.0 million, partially offset by an 8%, or $2.8 million, increase in cost of revenue. The gross profit percentage remained flat at 79% for the six months ended September 30, 2013 when compared to the six months ended September 30, 2012.
Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Research and development	$32,603	19%	$29,278	18%	$3,325	11%
Sales and marketing	63,759	37	56,892	35%	6,867	12%
General and administrative	14,438	8	13,532	8%	906	7%
Amortization of acquired intangible assets	1,711	1	1,231	1%	480	39%
Restructuring charges	—	—	1,066	1%	(1,066)	(100)%
Total operating expenses	$112,511	65%	$101,999	63%	$10,512	10%
Research and development. The 11%, or $3.3 million, increase in research and development expenses is due to a $2.1 million increase in employee related expenses, as a result of increased headcount and increased share-based compensation, a $514 thousand increase in non-recurring engineering expenses, a $298 thousand increase in travel expense, a $221 thousand increase in software licenses, a $262 thousand increase in depreciation expense, and a $183 thousand increase in manufacturing supplies. These expenses were offset by a $287 thousand decrease in deal related compensation related to the acquisition of Simena. Average headcount in research and development was 355 and 316 for the six months ended September 30, 2013 and 2012, respectively.
Sales and marketing. The 12%, or $6.9 million, increase in total sales and marketing expenses was due to a $2.2 million increase in employee related expenses as a result of increased headcount and share-based compensation, a $1.9 million increase in commissions due to both higher shipments as well as an increase in special incentive programs offered during the six months ended September 30, 2013 compared to the six months ended September 30, 2012. In addition, there was an $802 thousand increase in trade show expenses, a $589 thousand increase in travel, a $569 thousand increase in depreciation expense, a $523 thousand increase related to the NetScout user conference, a $236 thousand increase in marketing related expenses, and a $153 thousand increase in consulting expenses. These expenses were partially offset by a $272 thousand decrease in sales meeting expenses. Average headcount in sales and marketing was 352 and 335 for the six months ended September 30, 2013 and 2012, respectively.
General and administrative. The 7%, or $906 thousand, increase in general and administrative expenses was due to a $568 thousand increase in compensation for post combination services related to the acquisition of ONPATH, a $274 thousand increase in expenses for software licenses, and a $233 thousand increase in accounting related fees. These increases were partially offset by a $427 thousand decrease in business development expenses. Average headcount in general and administrative was 120 and 111 for the six months ended September 30, 2013 and 2012, respectively.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto, Simena, Replay, Psytechnics and Network General.
The 39%, or $480 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH and Accanto.
Restructuring charges. During the quarter ended September 30, 2012, we restructured part of our international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition and eliminated one European sales executive. As a result, we recorded $1.2 million of restructuring charges during the six months ended September 30, 2012.
Interest and Other (Expense) Income, Net. Interest and other (expense) income, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	(132)	0%	(472)	—%	$340	72%
The 72%, or $340 thousand, decrease in interest and other expense, net was due to a $415 thousand decrease in interest expense due to the payment of our outstanding debt during the quarter ended December 31, 2012, as well as an $89 thousand decrease in foreign currency exchange expense. These decreases to interest and other expense, net were partially offset by a $164 thousand decrease in interest income received on investments.
Income Tax Expense. Our effective income tax rates were 38.6% and 39.4% for the six months ended September 30, 2013 and 2012, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. At this time, the effective tax rate for the six months ended September 30, 2013 is lower than the comparable prior year period primarily due to reinstatement of the research and development credit.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Income tax expense	9,497	5%	9,713	6%	$(216)	(2)%
Off-Balance Sheet Arrangements

As of September 30, 2013 and 2012, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At September 30, 2013, the present value of the future consideration was $4.1 million and the contractual non-compliance liability was $148 thousand.

As disclosed in Part II, Item 1, in March 2012, we uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws.  The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012.   We believe we did not benefit from any of the transactions uncovered and believe that the amounts involved are not material.  The California State Attorney General is conducting an investigation into the matter.  We are cooperating fully and are providing all requested information.  In general, the federal and state agencies have the authority to seek fines and other remedies for anti-trust violations; however, no charges or proceedings have been initiated by any governmental agency against NetScout, and we have been informed by the Department of Justice that it does not intend to take any action against NetScout.  We determined that it is probable that there will be amounts due, those amounts are reasonably estimable and have been accrued as an immaterial liability as of September 30, 2013.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2013	March 31, 2013
Cash and cash equivalents	$94,917	$99,930
Short-term marketable securities	42,094	37,338
Long-term marketable securities	22,438	16,823
Cash, cash equivalents and marketable securities	$159,449	$154,091
Cash, cash equivalents and marketable securities

At September 30, 2013, cash, cash equivalents and marketable securities totaled $159.4 million, up $5.3 million from $154.1 million at March 31, 2013 due primarily to cash flow from operations of $27.1 million, partially offset by $16.3 million of cash used to repurchase shares of our common stock and $6.5 million of cash used for capital expenditures.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At September 30, 2013, cash and short-term and long-term investments in the United States was $157.3 million, while cash held outside the United States was approximately $2.1 million.
Cash and cash equivalents were impacted by the following:

	Six months ended September 30,
	(Dollars in Thousands)
	2013	2012
Net cash provided by operating activities	$27,101	$56,490
Net cash (used in) provided by investing activities	$(16,837)	$1,218
Net cash used in financing activities	$(15,142)	$(14,563)
Net cash provided by operating activities

Cash provided by operating activities was $27.1 million during the six months ended September 30, 2013, compared to $56.5 million of cash provided by operating activities in the six months ended September 30, 2012. This $29.4 million decrease was due in part to accounts receivable, which had a $22.6 million unfavorable impact in the six months ended September 30, 2013 as compared to the six months ended September 30, 2012. Cash collections on accounts receivable was strong with days sales outstanding of 54 days as of the end of the second quarter of fiscal year 2014 compared to 68 days at March 31, 2013 and 30 days at the end of the second quarter of fiscal year 2013. In addition, there was a $5.7 million decrease from accrued compensation and other expenses largely due to the timing of accruals and payments for incentive compensation as a result of an increase in the payout for fiscal year 2013 incentive compensation during the six months ended September 30,

2013 as compared to the payout for the fiscal year 2012 incentive compensation during the six months ended September 30, 2012, partially offset by an increase from accrued commissions. Additionally, there was a $4.0 million decrease in cash flows from inventories related to an increase in the inventory balance as of September 30, 2013, a $2.8 million decrease from accounts payable due to timing of payments, and a $2.1 million decrease from deferred income taxes. These were partially offset by a $3.1 million increase from prepaid expenses and other assets, a $2.9 million increase from deferred revenue and a $2.0 million increase from share-based compensation.
Net cash (used in) provided by investing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2013	2012
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(43,750)	$(81,055)
Proceeds from maturity of marketable securities	33,383	102,292
Purchase of fixed assets	(6,508)	(4,672)
Decrease (increase) in deposits	38	(347)
Acquisition of businesses, net of cash acquired	—	(15,000)
	$(16,837)	$1,218

Cash used in investing activities was down $18.0 million to $16.8 million during the six months ended September 30, 2013, compared to $1.2 million of cash provided by investing activities in the six months ended September 30, 2012.

Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2014.

The net inflow related to the purchase and sales of marketable securities during the six months ended September 30, 2013 when compared to the six months ended September 30, 2012 was driven by the impact of a change in investment mix.
Net cash used in financing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2013	2012
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$315	$355
Payment of contingent consideration	(841)	(2,356)
Treasury stock repurchases	(16,349)	(14,141)
Excess tax benefit from share-based compensation awards	1,733	1,579
	$(15,142)	$(14,563)

Cash used in financing activities was up $579 thousand to $15.1 million during the six months ended September 30, 2013, compared to $14.6 million of cash used in financing activities in the six months ended September 30, 2012.

During the six months ended September 30, 2013 and 2012, we paid $841 thousand and $2.4 million, respectively, related to the contingent purchase consideration for the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 12 in the Notes to the Consolidated Financial Statements of this Form 10-Q.

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to four million shares with cash from operations. During the six months ended September 30, 2013 and 2012, we repurchased 475,407 and 499,499 shares at a cost of $11.7 million and $10.9 million, respectively, under this program. Future repurchases of shares will reduce our cash balances. In addition, during the six months ended September 30,

2013 and 2012, we had 185,953 and 143,356 shares transferred to us from employees for tax withholding at a cost of $4.6 million and $3.3 million, respectively.

We generated $1.7 million and $1.6 million during the six months ended September 30, 2013 and 2012, respectively, of the excess tax benefits from share-based compensation awards.
Credit Facility

On November 22, 2011, we entered into a new credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016 and is secured by substantially all of our assets. At September 30, 2013, there were no amounts outstanding under the credit facility.
Expectations for Fiscal Year 2014

We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In addition, we expect that cash provided by operating activities for our fiscal year 2014 will be in line with cash provided in our fiscal year 2013. Capital expenditures in our fiscal year 2014 are currently anticipated to be in line with previous years' trends.

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
Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05).  ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity.   ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013 (the fourth quarter of fiscal year 2014 for us). Early adoption is permitted. This standard is not expected to have a material impact on our financial condition, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At September 30, 2013, we maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Canadian Dollar and Indian Rupee. The current exposures arise primarily from expenses denominated in foreign currencies. We currently engage in foreign currency hedging activities in order to limit these exposures. We do not use derivative financial instruments for speculative trading purposes.
As of September 30, 2013, we had foreign currency forward contracts with notional amounts totaling $15.4 million. The valuation of outstanding foreign currency forward contracts at September 30, 2013 resulted in an asset balance of $341 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $221 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2013, we had foreign currency forward contracts with notional amounts totaling $17.1 million. The valuation of outstanding foreign currency forward contracts at March 31, 2013 resulted in a liability balance of $249 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $71 thousand reflecting favorable rates in comparison to current market rates.
Item 4.  Controls and Procedures

As of September 30, 2013, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended September 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2013 thru 7/31/2013	55,193	$26.69	45,900	947,807
8/1/2013 thru 8/31/2013	197,825	26.05	146,007	801,800
9/1/2013 thru 9/30/2013	91,469	24.62	33,500	768,300
Total	344,487	$25.77	225,407	768,300

(1)
We purchased an aggregate of 119,080 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

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

NETSCOUT SYSTEMS, INC.

Date: October 29, 2013	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 29, 2013	/s/ Jean Bua
Jean Bua
Senior Vice President and Chief Financial Officer
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