Form 10-Q
period 2013-12-31
NETSCOUT SYSTEMS INC
filed 2014-01-28
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 24, 2014 was 41,329,074.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2013	March 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$88,648	$99,930
Marketable securities	56,343	37,338
Accounts receivable, net of allowance for doubtful accounts of $147 and $971 at December 31, 2013 and March 31, 2013, respectively	74,263	73,900
Inventories	11,128	7,563
Deferred income taxes	9,419	9,538
Prepaid expenses and other current assets	8,800	9,043
Total current assets	248,601	237,312
Fixed assets, net	21,350	19,678
Goodwill	203,201	202,453
Intangible assets, net	59,827	63,827
Deferred income taxes	5,629	9,211
Long-term marketable securities	37,222	16,823
Other assets	2,047	2,872
Total assets	$577,877	$552,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,679	$10,161
Accrued compensation	32,327	31,585
Accrued other	7,070	8,256
Income taxes payable	705	114
Deferred revenue	102,010	95,055
Total current liabilities	150,791	145,171
Other long-term liabilities	2,415	2,249
Deferred tax liability	991	941
Accrued long-term retirement benefits	1,578	1,757
Long-term deferred revenue	22,285	25,907
Contingent liabilities, net of current portion	4,219	4,248
Total liabilities	182,279	180,273
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and March 31, 2013	0	0
Common stock, $0.001 par value:
150,000,000 shares authorized; 49,826,807 and 49,007,491 shares issued and 41,326,074 and 41,466,921 shares outstanding at December 31, 2013 and March 31, 2013, respectively	50	49
Additional paid-in capital	267,649	253,202
Accumulated other comprehensive income	2,521	671
Treasury stock at cost, 8,500,733 and 7,540,570 shares at December 31, 2013 and March 31, 2013, respectively	(108,513)	(83,480)
Retained earnings	233,891	201,461
Total stockholders’ equity	395,598	371,903
Total liabilities and stockholders’ equity	$577,877	$552,176
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue:
Product	$68,561	$52,676	$163,895	$139,100
Service	41,867	38,891	120,435	113,373
Total revenue	110,428	91,567	284,330	252,473
Cost of revenue:
Product	14,534	12,182	36,117	32,582
Service	9,068	6,982	24,111	20,386
Total cost of revenue	23,602	19,164	60,228	52,968
Gross profit	86,826	72,403	224,102	199,505
Operating expenses:
Research and development	18,348	15,352	50,951	44,630
Sales and marketing	32,425	30,105	96,184	86,997
General and administrative	7,929	8,539	22,367	22,071
Amortization of acquired intangible assets	860	846	2,571	2,077
Restructuring charges	0	(1)	0	1,065
Total operating expenses	59,562	54,841	172,073	156,840
Income from operations	27,264	17,562	52,029	42,665
Interest and other income (expense), net:
Interest income	66	115	210	423
Interest expense	(198)	(293)	(575)	(1,085)
Other income, net	176	74	277	86
Total interest and other income (expense), net	44	(104)	(88)	(576)
Income before income tax expense	27,308	17,458	51,941	42,089
Income tax expense	10,014	6,320	19,511	16,033
Net income	$17,294	$11,138	$32,430	$26,056
Basic net income per share	$0.42	$0.27	$0.78	$0.62
Diluted net income per share	$0.41	$0.26	$0.77	$0.62
Weighted average common shares outstanding used in computing:
Net income per share - basic	41,425	41,709	41,417	41,715
Net income per share - diluted	41,884	42,298	41,969	42,364
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$17,294	$11,138	$32,430	$26,056
Other comprehensive income:
Cumulative translation adjustments	405	719	1,624	1,003
Changes in market value of investments:
Changes in unrealized gains (losses)	3	(24)	7	97
Total net change in market value of investments	3	(24)	7	97
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $31, ($17), $35 and ($6)	56	(29)	55	(16)
Reclassification adjustment for net (losses) gains included in net income, net of (benefits) taxes of ($15), ($6), $85 and $94	(25)	(9)	164	154
Total net change in market value of derivatives	31	(38)	219	138
Other comprehensive income	439	657	1,850	1,238
Comprehensive income	$17,733	$11,795	$34,280	$27,294
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	32,430	26,056
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	13,774	13,826
Loss on disposal of fixed assets	38	71
Deal related compensation expense and accretion charges	114	205
Share-based compensation expense associated with equity awards	9,959	7,254
Net change in fair value of contingent and contractual liabilities	(289)	400
Deferred income taxes	4,259	6,237
Other gains	(69)	(16)
Changes in assets and liabilities
Accounts receivable	(302)	12,130
Inventories	(5,346)	1,568
Prepaid expenses and other assets	1,345	(4,358)
Accounts payable	(1,255)	(3,137)
Accrued compensation and other expenses	2,259	6,400
Contingent liabilities	0	449
Income taxes payable	591	0
Deferred revenue	3,259	(107)
Net cash provided by operating activities	60,767	66,978
Cash flows from investing activities:
Purchase of marketable securities	(88,802)	(102,478)
Proceeds from maturity of marketable securities	49,405	153,046
Purchase of fixed assets	(8,709)	(8,115)
Purchase of intangible assets	(713)	(197)
Decrease (increase) in deposits	37	(804)
Acquisition of businesses, net of cash acquired	0	(51,273)
Net cash used in investing activities	(48,782)	(9,821)
Cash flows from financing activities:
Issuance of common stock under stock plans	755	516
Payment of contingent consideration	(841)	(3,197)
Treasury stock repurchases	(25,033)	(20,727)
Repayment of long-term debt	0	(62,000)
Excess tax benefit from share-based compensation awards	2,039	1,934
Net cash used in financing activities	(23,080)	(83,474)
Effect of exchange rate changes on cash and cash equivalents	(187)	(102)
Net decrease in cash and cash equivalents	(11,282)	(26,419)
Cash and cash equivalents, beginning of period	99,930	117,255
Cash and cash equivalents, end of period	$88,648	$90,836
Supplemental disclosures:
Cash paid for interest	$0	$325
Cash paid for income taxes	$12,628	$12,460
Non-cash transactions:
Transfers of inventory to fixed assets	$1,781	$583
Additions to property, plant and equipment included in accounts payable	$233	$370
Gross decrease in contractual liability relating to fair value adjustment	$(148)	$(135)
Gross (decrease) increase in contingent consideration liability relating to fair value adjustment	$(141)	$535
Issuance of common stock under employee stock plans	$2,230	$2,224
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
At December 31, 2013, the Company had no single indirect channel partner which accounted for more than 10% of the accounts receivable balance, while two direct customers accounted for more than 10% of the accounts receivable balance. At March 31, 2013, no single direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2013, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of total revenue during the three and nine months ended December 31, 2013. During the three and nine months ended December 31, 2012, no one direct customer or indirect channel partner accounted for more than 10% of total revenue.
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

NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Cost of product revenue	$62	$61	$174	$176
Cost of service revenue	194	96	566	249
Research and development	1,157	778	3,316	2,164
Sales and marketing	944	775	2,952	2,301
General and administrative	860	754	2,951	2,353
	$3,217	$2,464	$9,959	$7,243
Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 of each year. During the nine months ended December 31, 2013, employees purchased 89,765 shares under the ESPP and the value per share was $24.84.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2013 and March 31, 2013.
Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2013 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$39,433	$5	$39,438
Commercial paper	7,093	0	7,093
Corporate bonds	7,749	4	7,753
Certificates of deposit	2,059	0	2,059
Total short-term marketable securities	56,334	9	56,343
U.S. government and municipal obligations	35,147	18	35,165
Corporate bonds	2,057	0	2,057
Total long-term marketable securities	37,204	18	37,222
Total marketable securities	$93,538	$27	$93,565

The following is a summary of marketable securities held by NetScout at March 31, 2013, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$17,416	$11	$17,427
Commercial paper	12,390	0	12,390
Corporate bonds	2,559	2	2,561
Certificates of deposit	4,960	0	4,960
Total short-term marketable securities	37,325	13	37,338
U.S. government and municipal obligations	14,211	7	14,218
Corporate bonds	2,605	0	2,605
Total long-term marketable securities	16,816	7	16,823
Total marketable securities	$54,141	$20	$54,161
Contractual maturities of the Company’s marketable securities held at December 31, 2013 and March 31, 2013 were as follows (in thousands):

	December 31, 2013	March 31, 2013
Available-for-sale securities:
Due in 1 year or less	$56,343	$37,338
Due after 1 year through 5 years	37,222	16,823
	$93,565	$54,161

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of December 31, 2013 and March 31, 2013 (in thousands).

	Fair Value Measurements at
	December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$88,648	$0	$0	$88,648
U.S. government and municipal obligations	74,603	0	0	74,603
Commercial paper	0	7,093	0	7,093
Corporate bonds	9,810	0	0	9,810
Certificate of deposits	0	2,059	0	2,059
Derivative financial instruments	0	367	0	367
	$173,061	$9,519	$0	$182,580
LIABILITIES:
Contingent purchase consideration	$0	$0	$(4,219)	$(4,219)
Contingent contractual non-compliance liability	0	0	(98)	(98)
Derivative financial instruments	0	(138)	0	(138)
	$0	$(138)	$(4,317)	$(4,455)

	Fair Value Measurements at
	March 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$99,930	$0	$0	$99,930
U.S. government and municipal obligations	31,645	0	0	31,645
Commercial paper	0	12,390	0	12,390
Corporate bonds	5,166	0	0	5,166
Certificate of deposits	0	4,960	0	4,960
Derivative financial instruments	0	71	0	71
	$136,741	$17,421	$0	$154,162
LIABILITIES:
Contingent purchase consideration	$0	$0	$(5,087)	$(5,087)
Contingent contractual non-compliance liability	0	0	(246)	(246)
Derivative financial instruments	0	(249)	0	(249)
	$0	$(249)	$(5,333)	$(5,582)
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
The Company’s contingent purchase consideration and contingent contractual non-compliance liability at December 31, 2013 and March 31, 2013 were classified as Level 3 in the fair value hierarchy. They are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. The Company has elected to account for the contractual non-compliance liability at fair value. This election has been made as both contingent liabilities are related. The fair value election created parity between the two items during the settlement period. These liabilities are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended December 31, 2013 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$(5,087)	$(246)
Change in fair value (included within research and development expense)	27	148
Payments	841	0
Balance at end of period	$(4,219)	$(98)
The Company has updated the probabilities used in the fair value calculation of the contingent liabilities during the nine months ended December 31, 2013 which reduced the liability by $289 thousand and is included as part of earnings for the nine months ended December 31, 2013. The fair value of the contingent purchase consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the nine months ended December 31, 2013 were $114 thousand and were included as part of earnings.
During the nine months ended December 31, 2013, $841 thousand related to the acquisition of Simena, LLC (Simena) was paid to the former owner.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2013	March 31, 2013
Raw materials	$6,959	$3,986
Work in process	246	272
Finished goods	3,923	3,305
	$11,128	$7,563
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
The following table presents unaudited proforma results of the historical Consolidated Statements of Operations of the Company ONPATH and Accanto for the three and nine months ended December 31, 2012, giving effect to the mergers as if they occurred on April 1, 2012 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2012
	(unaudited)	(unaudited)
Pro forma revenue	$94,221	$263,009
Pro forma net income	$11,038	$20,036
Pro forma income per share:
Basic	$0.26	$0.48
Diluted	$0.26	$0.47
Pro forma shares outstanding
Basic	41,709	41,715
Diluted	42,298	42,364

The proforma results for the three and nine months ended December 31, 2012 primarily include adjustments for amortization of intangibles. This proforma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.
During the nine months ended December 31, 2013, the Company has recorded $9.0 million of revenue directly attributable to ONPATH and Accanto within its consolidated financial statements.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Automation. As of December 31, 2013 and March 31, 2013, goodwill attributable to the Unified Service Delivery reporting unit was $200.8 million and $199.5 million, respectively. Goodwill attributable to the Test Automation reporting unit was $2.4 million and $3.0 million as of December 31, 2013 and March 31, 2013, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The changes in the carrying amount of goodwill for the nine months ended December 31, 2013 are due to purchase accounting adjustments and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. dollar.
The changes in the carrying amount of goodwill for the nine months ended December 31, 2013 are as follows (in thousands):

Nine Months Ended
December 31, 2013
Balance as of March 31, 2013	$202,453
Purchase accounting adjustments	(665)
Foreign currency translation impact	1,413
Balance as of December 31, 2013	$203,201
Intangible Assets
The net carrying amounts of intangible assets were $59.8 million and $63.8 million as of December 31, 2013 and March 31, 2013, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the three months ended December 31, 2013, the Company acquired certain rights to Accanto software not previously purchased as part of the acquisition transaction in fiscal year 2013 for $500 thousand.  This amount is included within developed technology as of December 31, 2013 and will be amortized using the economic benefit period over 6.3 years.
Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets as of December 31, 2013 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$31,603	$(22,964)	$8,639
Customer relationships	38,789	(13,294)	25,495
Distributor relationships	1,996	(480)	1,516
Core technology	7,553	(2,389)	5,164
Non-compete agreements	352	(264)	88
Other	696	(371)	325
	$80,989	$(39,762)	$41,227

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
Amortization of software and core technology included as cost of product revenue was $837 thousand and $2.5 million for the three and nine months ended December 31, 2013, respectively. Amortization of other intangible assets included as operating expense was $891 thousand and $2.7 million for the three and nine months ended December 31, 2013, respectively.
Amortization of software and core technology included as cost of product revenue was $1.0 million and $3.9 million for the three and nine months ended December 31, 2012, respectively. Amortization of other intangible assets included as operating expense was $906 thousand and $2.2 million for the three and nine months ended December 31, 2012, respectively.
The following is the expected future amortization expense as of December 31, 2013 for the years ended March 31 (in thousands):

2014 (remaining three months)	$2,052
2015	6,984
2016	6,439
2017	5,858
2018	5,078
Thereafter	14,816
$41,227
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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of December 31, 2013 and March 31, 2013 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Derivatives Designated as Hedging Instruments:
Forward contracts	$15,675	$17,071	$367	$71	$138	$249

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2013	December 31, 2012	Location	December 31, 2013	December 31, 2012	Location	December 31, 2013	December 31, 2012
Forward contracts	$87	$(46)	Research and development	$(109)	$(52)	Research and development	$75	$51
			Sales and marketing	149	67	Sales and marketing	3	(9)
	$87	$(46)		$40	$15		$78	$42

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the nine months ended December 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2013	December 31, 2012	Location	December 31, 2013	December 31, 2012	Location	December 31, 2013	December 31, 2012
Forward contracts	$90	$(22)	Research and development	$(293)	$(289)	Research and development	$172	$137
			Sales and marketing	44	41	Sales and marketing	(3)	(4)
	$90	$(22)		$(249)	$(248)		$169	$133

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On October 29, 2012, the Company paid down its outstanding balance in the amount of $62.0 million on its credit facility. As of December 31, 2013, there were no amounts outstanding under this credit facility.

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
The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including material mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including material acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of December 31, 2013, the Company was in compliance with all of these covenants.
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
The following table provides a summary of the activity related to these restructuring plans and the related liability included as accrued compensation on the Company's consolidated balance sheet (in thousands):

	Three Months Ended	Nine Months Ended
Employee Severance:	December 31, 2013	December 31, 2013
Balance at beginning of period	$71	$910
Other adjustments	—	(49)
Cash payments	—	(790)
Balance as of December 31, 2013	$71	$71
The balance is expected to be paid in full by December 31, 2014.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At December 31, 2013, the present value of the future consideration was $4.2 million and the contractual non-compliance liability was $98 thousand.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.

As disclosed in Part II, Item 1, in March 2012, NetScout uncovered and investigated, and in April 2012, disclosed to the U.S. Department of Justice and the California State Attorney General potential violations of federal and California state anti-trust laws.  The potential violations involve a former employee and one or more third parties in connection with sales to state governmental agencies during fiscal year 2012.   The California State Attorney General is conducting an investigation into the matter.  NetScout has been informed by the Department of Justice that it does not intend to take any action against NetScout.  NetScout believes we did not benefit from any of the transactions uncovered and believes that the amounts involved are not material.

NOTE 13 – TREASURY STOCK
On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through December 31, 2013, the Company had repurchased a total of 3,506,700 shares of common stock through the open market stock repurchase program. The Company repurchased 750,407 shares for $19.7 million under the program during the nine months ended December 31, 2013.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 209,756 shares for $5.3 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2013. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
NOTE 14 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Numerator:
Net income	$17,294	$11,138	$32,430	$26,056
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	41,425	41,709	41,417	41,715
Dilutive common equivalent shares:
Weighted average stock options	43	111	63	127
Weighted average restricted stock units	416	478	489	522
Denominator for diluted net income per share - weighted average shares outstanding	41,884	42,298	41,969	42,364
Net income per share:
Basic net income per share	$0.42	$0.27	$0.78	$0.62
Diluted net income per share	$0.41	$0.26	$0.77	$0.62

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Restricted stock units	—	43	195	283
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
NOTE 15 – INCOME TAXES
Our effective income tax rates were 37.6% and 36.3% for the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. The effective tax rate for the nine months ended December 31, 2013 is higher than the effective rate for our fiscal year ended March 31, 2013 primarily due to the interim accounting treatment of certain foreign losses for which no benefit can be recognized.

Our effective tax rates were 37.6% and 38.1% for the nine months ended December 31, 2013 and 2012, respectively. At this time, the effective tax rate is lower than the comparable year primarily due to the impact of the reinstatement of the research and development credit.
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
United States	$86,747	$66,990	$216,364	$188,701
Europe	12,313	12,940	33,906	31,373
Asia	4,035	4,201	14,788	12,678
Rest of the world	7,333	7,436	19,272	19,721
	$110,428	$91,567	$284,330	$252,473
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

During the first quarter of our fiscal year 2014, management performed a review of its summation of revenue by industry. As a result, we changed our method of apportioning revenue to our revenue sectors, and the categorization of certain customers to different sectors. This change in the manner of describing fluctuations by sector will not affect our total net revenues, total product and service revenues, or revenue by geography.
Results Overview

We saw continued growth during the quarter ended December 31, 2013, with product revenue growth of 30% and overall revenue growth of 21% compared to the same period in the prior year.

Our business maintained strong gross profit margins. Our gross profit for the quarter ended December 31, 2013 increased by $14.4 million, or 20%, when compared to the quarter ended December 31, 2012. The gross profit percentage remained flat at 79% during the quarters ended December 31, 2013 and 2012.

We continue to maintain strong liquidity. At December 31, 2013, we had cash, cash equivalents and marketable securities of $182.2 million. This represents an increase of $28.1 million from March 31, 2013.

Use of Non-GAAP Financial Measures
We supplement the generally accepted accounting principles (GAAP) financial measures we report in quarterly earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP net income and non-GAAP net income per diluted share. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP net income includes the foregoing adjustment and also removes inventory fair value adjustments, expenses related to the amortization of acquired intangible assets, share-based compensation, restructuring, certain expenses relating to acquisitions including compensation for post-combination services and business development charges, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2013 and 2012 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
GAAP revenue	$110,428	$91,567	$284,330	$252,473
Deferred revenue fair value adjustment	140	400	419	671
Non-GAAP revenue	$110,568	$91,967	$284,749	$253,144
GAAP net income	$17,294	$11,138	$32,430	$26,056
Deferred revenue fair value adjustment	140	400	419	671
Inventory fair value adjustment	—	249	—	249
Share based compensation expense	3,217	2,464	9,959	7,243
Amortization of acquired intangible assets	1,697	1,805	5,051	5,938
Business development and integration expense	78	543	482	1,374
Compensation for post combination services	530	1,005	1,685	1,819
Restructuring charges	—	(1)	—	1,065
Income tax adjustments	(1,941)	(2,257)	(6,034)	(6,498)
Non-GAAP net income	$21,015	$15,346	$43,992	$37,917
GAAP diluted net income per share	$0.41	$0.26	$0.77	$0.62
Per share impact of non-GAAP adjustments identified above	0.09	0.10	0.28	0.28
Non-GAAP diluted net income per share	$0.50	$0.36	$1.05	$0.90

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
Three Months Ended December 31, 2013 and 2012
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended December 31, 2013, one customer accounted for more than 10% of total revenue. During the three months ended December 31, 2012, there were no customers that accounted for more than 10% of total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$68,561	62%	$52,676	58%	$15,885	30%
Service	41,867	38	38,891	42	2,976	8%
Total revenue	$110,428	100%	$91,567	100%	$18,861	21%
Product. The 30%, or $15.9 million, increase in product revenue was due to a $12.3 million increase in revenue from our service provider sector, a $2.2 million increase in our general enterprise sector and a $1.4 million increase in our government enterprise sector.
Compared to the same period in the prior year, we realized a 30% increase in units shipped, as well as a 15% increase in the average selling price per unit of our products.

We expect continued growth in our service provider sector through the year ended March 31, 2014.
Service. The 8%, or $3.0 million, increase in service revenue was due to a $2.4 million increase in revenue from new maintenance contracts and renewals from a growing support base and a $685 thousand increase in premium support contracts.

These were partially offset by a $96 thousand decrease in consulting revenue and an $88 thousand decrease in training revenue. We expect single digit percentage growth in our service revenues. We expect this to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.
Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Indirect	$53,930	49%	$47,907	52%	$6,023	13%
Direct	56,498	51	43,660	48	12,838	29%
Total revenue	$110,428	100%	$91,567	100%	$18,861	21%
The 13%, or $6.0 million, increase in indirect channel revenue is the result of the increase in sales to our general enterprise sectors across all geographies. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 29%, or $12.8 million, increase in direct revenue is primarily the result of increased domestic revenue from our service provider sector.
Total revenue by geography is as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
United States	$86,747	79%	$66,990	73%	$19,757	29%
International:
Europe	12,313	11	12,940	14	(627)	(5)%
Asia	4,035	4	4,201	5	(166)	(4)%
Rest of the world	7,333	6	7,436	8	(103)	(1)%
Subtotal international	23,681	21	24,577	27	(896)	(4)%
Total revenue	$110,428	100%	$91,567	100%	$18,861	21%
United States revenues increased 29%, or $19.8 million, as a result of gains within the service provider and general enterprise sectors. The 4%, or $896 thousand, decrease in international revenue is primarily due to a decrease in our international service provider sector. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$14,534	13%	$12,182	13%	$2,352	19%
Service	9,068	8	6,982	8	2,086	30%
Total cost of revenue	$23,602	21%	$19,164	21%	$4,438	23%
Gross profit:
Product $	$54,027	49%	$40,494	44%	$13,533	33%
Product gross profit %	79%		77%
Service $	$32,799	30%	$31,909	35%	$890	3%
Service gross profit %	78%		82%
Total gross profit $	$86,826		$72,403		$14,423	20%
Total gross profit %	79%		79%
Product. The 19%, or $2.4 million, increase in cost of product revenue was primarily due to the $15.9 million, or 30%, increase in product revenue during the three months ended December 31, 2013. This was partially offset by a $249 thousand decrease in amortization of inventory fair value adjustment resulting from a fair value adjustment to acquired inventory in the ONPATH acquisition and a $122 thousand decrease in amortization of software and core technology included as cost of product revenue during such period. The product gross profit percentage increased by two percentage points to 79% during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The 33%, or $13.5 million, increase in product gross profit corresponds with the 30%, or $15.9 million, increase in product revenue, offset by the 19%, or $2.4 million, increase in cost of product revenue. Average headcount in manufacturing was 32 and 30 for the three months ended December 31, 2013 and 2012, respectively.
Service. The 30%, or $2.1 million, increase in cost of service revenue was primarily due to a $1.1 million increase in employee related expenses resulting in part from headcount to support our growing installed base. In addition, there was an $847 thousand increase in cost of materials used to support customers under service contracts. The service gross profit percentage decreased by four percentage points to 78% for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, primarily related to the increases in cost mentioned above. The 3%, or $890 thousand, increase in service gross profit corresponds with the 8%, or $3.0 million, increase in service revenue, offset by the 30%, or $2.1 million, increase in cost of services. Average service headcount was 145 and 135 for the three months ended December 31, 2013 and 2012, respectively.
Gross profit. Our gross profit increased 20%, or $14.4 million. This increase is attributable to our increase in revenue of 21%, or $18.9 million, partially offset by a 23%, or $4.4 million, increase in cost of revenue. The gross profit percentage remained flat at 79% for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Overall we expect our gross profit percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.

Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Research and development	$18,348	17%	$15,352	17%	$2,996	20%
Sales and marketing	32,425	29	30,105	33	2,320	8%
General and administrative	7,929	7	8,539	9	(610)	(7)%
Amortization of acquired intangible assets	860	1	846	1	14	2%
Restructuring charges	—	—	(1)	0	1	(100)%
Total operating expenses	$59,562	54%	$54,841	60%	$4,721	9%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 20%, or $3.0 million, increase in research and development expenses is due to a $2.1 million increase in employee related expenses, a $372 thousand increase in depreciation expenses, a $237 thousand increase in non-recurring engineering expenses, a $147 thousand increase in temporary hire expenses and a $133 thousand increase in computer supplies. These expenses were partially offset by a $174 thousand decrease in deal related compensation. Average headcount in research and development was 347 and 359 for the three months ended December 31, 2013 and 2012, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 8%, or $2.3 million, increase in total sales and marketing expenses was due to a $1.8 million increase in commissions due to higher shipments as well as an increase in anticipated higher quota attainment and special incentive programs related to the nGenius One product introduction during the three months ended December 31, 2013 compared to the three months ended December 31, 2012. In addition, there was a $1.7 million increase in employee related expenses due to an increase in headcount and share-based compensation. These increases were partially offset by a $583 thousand decrease in depreciation expense, a $315 thousand decrease in sales meeting expenses and a $268 thousand decrease in recruiting costs. Average headcount in sales and marketing was 361 and 349 for the three months ended December 31, 2013 and 2012, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 7%, or $610 thousand, decrease in general and administrative expenses was due to a $540 thousand decrease in bad debt expense, a $451 thousand decrease in business development expenses, a $309 thousand decrease in deal related compensation, and a $72 thousand decrease in depreciation expenses. These decreases were partially offset by an $888 thousand increase in employee related expenses. Average headcount in general and administrative was 116 and 118 for the three months ended December 31, 2013 and 2012, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto Systems, S.r.l. (Accanto), Simena, LLC (Simena), Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics) and Network General Central Corporation (Network General).
The 2%, or $14 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH and Accanto.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$44	—%	$(104)	—%	$148	142%
The 142%, or $148 thousand, increase in interest and other income was due to a $102 thousand decrease in foreign currency exchange expense and a $95 thousand decrease in interest expense due to the payment of our outstanding debt during the quarter ended December 31, 2012. These increases to interest and other (expense) income, net were partially offset by a $49 thousand decrease in interest income received on investments.
Income Tax Expense. Our effective income tax rates were 36.7% and 36.2% for the three months ended December 31, 2013 and 2012, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. At this time, the effective tax rate for the three months ended December 31, 2013 is higher than the comparable prior year period primarily due to the interim accounting treatment of certain foreign losses for which no benefit can be recognized.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Income tax expense	$10,014	9%	$6,320	7%	$3,694	58%
Nine months ended December 31, 2013 and 2012
Revenue
During the nine months ended December 31, 2013, one customer accounted for more than 10% of total revenue. During the nine months ended December 31, 2012, no customers accounted for more than 10% of total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$163,895	58%	$139,100	55%	$24,795	18%
Service	120,435	42%	113,373	45%	7,062	6%
Total revenue	$284,330	100%	$252,473	100%	$31,857	13%
Product. The 18%, or $24.8 million, increase in product revenue was due to an $11.4 million increase in revenue from our general enterprise sector, a $10.9 million increase in revenue from our service provider sector and a $2.5 million increase in revenue from our government enterprise sector. Compared to the same period in the prior year, we realized a 13% increase in units shipped and an 8% increase in the average selling price per unit of our products.
Service. The 6%, or $7.1 million, increase in service revenue was due to a $5.0 million increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base and a $2.4 million increase in premium support contracts. These were partially offset by a $325 thousand decrease in consulting revenue and a $138 thousand decrease in training revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Indirect	$142,420	50%	$122,708	49%	$19,712	16%
Direct	141,910	50	129,765	51	12,145	9%
Total revenue	$284,330	100%	$252,473	100%	$31,857	13%
The 16%, or $19.7 million, increase in indirect channel revenue is the result of increases in sales to our general enterprise sectors across all geographies as well as an increase to our service provider sector domestically. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 9%, or $12.1 million, increase in direct revenue is primarily the result of increased domestic revenue from our service provider customers.
Total revenue by geography is as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
United States	$216,364	76%	$188,701	75%	$27,663	15%
International:
Europe	33,906	12	31,373	12	2,533	8%
Asia	14,788	5	12,678	5	2,110	17%
Rest of the world	19,272	7	19,721	8	(449)	(2)%
Subtotal international	67,966	24	63,772	25	4,194	7%
Total revenue	$284,330	100%	$252,473	100%	$31,857	13%
United States revenues increased 15%, or $27.7 million, as a result of an increase in our service provider and general enterprise sectors. The 7%, or $4.2 million, increase in international revenue is primarily due to an increase in our general enterprise sector in Europe and Asia.

Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$36,117	13%	$32,582	13%	$3,535	11%
Service	24,111	8	20,386	8	3,725	18%
Total cost of revenue	$60,228	21%	$52,968	21%	$7,260	14%
Gross profit:
Product $	$127,778	45%	$106,518	42%	$21,260	20%
Product gross profit %	78%		77%
Service $	$96,324	34%	$92,987	37%	$3,337	4%
Service gross profit %	80%		82%
Total gross profit $	$224,102		$199,505		$24,597	12%

Total gross profit %	79%		79%
Product. The 11%, or $3.5 million, increase in cost of product revenue was mainly a result of the 18%, or $24.8 million increase in product revenue. In addition, there was a $460 thousand increase in employee related expenses due to increased headcount. These increases were partially offset by a $1.4 million decrease in amortization of software and core technology included as cost of product revenue for the nine months ended December 31, 2013. In addition, there was a $249 thousand decrease in amortization of inventory fair value adjustment, and a $180 thousand decrease in obsolescence charges as we did not discontinue or make plans to discontinue, any product during the nine months ended December 31, 2013. The product gross profit percentage increased by one percentage point to 78% during the nine months ended December 31, 2013. Average headcount in manufacturing was 32 and 28 for the nine months ended December 31, 2013 and 2012, respectively.
Service. The 18%, or $3.7 million, increase in cost of service revenue was primarily due to a $2.5 million increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased share-based compensation. In addition, there was a $988 thousand increase in cost of materials used to support customers under service contracts, $306 thousand increase in software licenses, and a $162 thousand increase in travel expenses. These increases were partially offset by a $321 thousand decrease in consulting expenses. The service gross profit percentage decreased by two percentage points to 80% for the nine months ended December 31, 2013 when compared to the nine months ended December 31, 2012 primarily related to the increases in cost mentioned above. The 4%, or $3.3 million, increase in service gross profit corresponds with the 6%, or $7.1 million, increase in service revenue, partially offset by the 18%, or $3.7 million, increase in cost of services. Average service headcount was 144 and 130 for the nine months ended December 31, 2013 and 2012, respectively.
Gross profit. Our gross profit increased 12%, or $24.6 million. This increase is attributable to our increase in revenue of 13% or $31.9 million, partially offset by a 14%, or $7.3 million, increase in cost of revenue. The gross profit percentage remained flat at 79% for the nine months ended December 31, 2013 when compared to the nine months ended December 31, 2012.

Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Research and development	$50,951	18%	$44,630	18%	$6,321	14%
Sales and marketing	96,184	34	86,997	34%	9,187	11%
General and administrative	22,367	8	22,071	9%	296	1%
Amortization of acquired intangible assets	2,571	1	2,077	1%	494	24%
Restructuring charges	—	—	1,065	0%	(1,065)	(100)%
Total operating expenses	$172,073	61%	$156,840	62%	$15,233	10%
Research and development. The 14%, or $6.3 million, increase in research and development expenses is due to a $4.1 million increase in employee related expenses, as a result of increased headcount and increased share-based compensation, a $751 thousand increase in non-recurring engineering expenses, a $635 thousand increase in depreciation expense, a $360 thousand increase in travel expense, a $328 thousand increase in temporary hire expenses, a $282 thousand increase in software licenses, a $194 thousand increase in computer supplies and a $183 thousand increase in manufacturing supplies. These expenses were offset by a $461 thousand decrease in deal related compensation related to the acquisition of Simena and a $196 thousand decrease in meeting expenses. Average headcount in research and development was 353 and 331 for the nine months ended December 31, 2013 and 2012, respectively.
Sales and marketing. The 11%, or $9.2 million, increase in total sales and marketing expenses was due to a $3.9 million increase in employee related expenses as a result of increased headcount and share-based compensation, a $3.8 million increase in commissions due to both higher shipments as well as an increase in anticipated higher quota attainment and special incentive programs related to the nGenius One product introduction during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. In addition, there was an $835 thousand increase in trade show expenses, a $709 thousand increase related to the NetScout user conference, a $564 thousand increase in travel expenses and a $140 thousand increase in consulting expenses. These expenses were partially offset by a $587 thousand decrease in sales meeting expenses and a $427 thousand decrease in recruitment expenses. Average headcount in sales and marketing was 355 and 339 for the nine months ended December 31, 2013 and 2012, respectively.
General and administrative. The 1%, or $296 thousand, increase in general and administrative expenses was due to a $690 thousand increase in employee related expenses as a result of increased headcount and share-based compensation, a $258 thousand increase in compensation for post combination services, a $251 thousand increase in tax and accounting related services, a $227 thousand increase in expenses for software licenses, and a $112 thousand increase in office expenses. These increases were partially offset by an $877 thousand decrease in business development expenses, and a $475 thousand decrease in bad debt expense. Average headcount in general and administrative was 119 and 113 for the nine months ended December 31, 2013 and 2012, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto, Simena, Replay, Psytechnics and Network General.
The 24%, or $494 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH and Accanto.
Restructuring charges. During the quarter ended September 30, 2012, we restructured part of our international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition. As a result, we recorded $1.2 million of restructuring charges during the nine months ended December 31, 2012.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Interest and other (expense), net	(88)	0%	(576)	—%	$488	85%
The 85%, or $488 thousand, decrease in interest and other expense, net was due to a $510 thousand decrease in interest expense due to the repayment of our outstanding debt during the quarter ended December 31, 2012, as well as an $191 thousand decrease in foreign currency exchange expense. These decreases to interest and other expense, net were partially offset by a $213 thousand decrease in interest income received on investments.
Income Tax Expense. Our effective income tax rates were 37.6% and 38.1% for the nine months ended December 31, 2013 and 2012, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. At this time, the effective tax rate for the nine months ended December 31, 2013 is lower than the comparable prior year period primarily due to reinstatement of the research and development credit.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2013		2012
		% of Revenue		% of Revenue	$	%
Income tax expense	19,511	7%	16,033	6%	$3,478	22%
Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At December 31, 2013, the present value of the future consideration was $4.2 million and the contractual non-compliance liability was $98 thousand.

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

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2013	March 31, 2013
Cash and cash equivalents	$88,648	$99,930
Short-term marketable securities	56,343	37,338
Long-term marketable securities	37,222	16,823
Cash, cash equivalents and marketable securities	$182,213	$154,091
Cash, cash equivalents and marketable securities

At December 31, 2013, cash, cash equivalents and marketable securities totaled $182.2 million, up $28.1 million from $154.1 million at March 31, 2013 due primarily to cash flow from operations of $60.8 million, partially offset by $25.0 million of cash used to repurchase shares of our common stock and $9.4 million of cash used for capital expenditures.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At December 31, 2013, cash and short-term and long-term investments in the United States was $180.2 million, while cash held outside the United States was approximately $2.0 million.
Cash and cash equivalents were impacted by the following:

	Nine months ended December 31,
	(Dollars in Thousands)
	2013	2012
Net cash provided by operating activities	$60,767	$66,978
Net cash used in investing activities	$(48,782)	$(9,821)
Net cash used in financing activities	$(23,080)	$(83,474)
Net cash provided by operating activities

Cash provided by operating activities was $60.8 million during the nine months ended December 31, 2013, compared to $67.0 million of cash provided by operating activities during the nine months ended December 31, 2012. This $6.2 million decrease was due in part to accounts receivable, which had a $12.4 million unfavorable impact in the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012. Days sales outstanding of 61 days as of the end of the third quarter of fiscal year 2014 compared to 68 days at March 31, 2013 and 61 days at the end of the third quarter of fiscal year 2013. In addition, there was a $6.9 million decrease in cash flows from inventories related to an increase in the inventory balance as of December 31, 2013. The decreases in cash flow from accounts receivable and inventories is related to increases in those balances to support increases in sales volume. There was a $4.1 million decrease from accrued compensation and other expenses largely due to the timing of accruals and payments for incentive compensation as a result of an increase in the payout for fiscal year 2013 incentive compensation during the nine months ended December 31, 2013 as compared to the payout for the fiscal year 2012 incentive compensation during the nine months ended December 31, 2012, partially offset by an increase from accrued commissions. Additionally, there was a $2.0 million decrease from deferred income taxes. These decreases were partially offset by a $6.4 million increase from net income, a $5.7 million increase from prepaid expenses and other assets, a $3.4 million increase from deferred revenues, a $2.7 million increase from share-based compensation and a $1.9 million increase from accounts payable due to timing of payments.

Net cash used in investing activities

	Nine months ended December 31,
	(Dollars in Thousands)
	2013	2012
Cash used in investing activities included the following:
Purchase of marketable securities	$(88,802)	$(102,478)
Proceeds from maturity of marketable securities	49,405	153,046
Purchase of fixed assets	(8,709)	(8,115)
Purchase of intangible assets	(713)	(197)
Decrease (increase) in deposits	37	(804)
Acquisition of businesses, net of cash acquired	—	(51,273)
	$(48,782)	$(9,821)

Cash used in investing activities was up $39.0 million to $48.8 million during the nine months ended December 31, 2013, compared to $9.8 million of cash used in investing activities in the nine months ended December 31, 2012.

Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fourth quarter of fiscal year 2014.

Purchases of intangible assets increased by $516 thousand during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. During the three months ended December 31, 2013, the Company acquired certain rights to Accanto software for $500 thousand not previously purchased as part of the acquisition transaction in fiscal year 2013.

The net inflow related to the purchase and sales of marketable securities during the nine months ended December 31, 2013 when compared to the nine months ended December 31, 2012 was driven by the impact of a change in investment mix and the sale of securities to repay our outstanding debt during the nine months ended December 31, 2012.
Net cash used in financing activities

	Nine months ended December 31,
	(Dollars in Thousands)
	2013	2012
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$755	$516
Payment of contingent consideration	(841)	(3,197)
Treasury stock repurchases	(25,033)	(20,727)
Repayment of long-term debt	0	(62,000)
Excess tax benefit from share-based compensation awards	2,039	1,934
	$(23,080)	$(83,474)

Cash used in financing activities was down $60.4 million to $23.1 million during the nine months ended December 31, 2013, compared to $83.5 million of cash used in financing activities in the nine months ended December 31, 2012.

During the quarter ended December 31, 2012, we paid down our outstanding credit facility in the amount of $62.0 million. As of the date of this filing there are no amounts outstanding under this credit facility.

During the nine months ended December 31, 2013 and 2012, we paid $841 thousand and $3.2 million, respectively, related to the contingent purchase consideration for the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 12 in the Notes to the Consolidated Financial Statements of this Form 10-Q.

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to four million shares with cash from operations. During the nine months ended December 31,

2013 and 2012, we repurchased 750,407 and 749,499 shares at a cost of $19.7 million and $17.0 million, respectively, under this program. Future repurchases of shares will reduce our cash balances. In addition, during the nine months ended December 31, 2013 and 2012, we had 209,756 and 161,327 shares transferred to us from employees for tax withholding at a cost of $5.3 million and $3.7 million, respectively.

We generated $2.0 million and $1.9 million during the nine months ended December 31, 2013 and 2012, respectively, of the excess tax benefits from share-based compensation awards.
Credit Facility

On November 22, 2011, we entered into a new credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016 and is secured by substantially all of our assets. At December 31, 2013, there were no amounts outstanding under the credit facility.
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
At December 31, 2013, we maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
As of December 31, 2013, we had foreign currency forward contracts with notional amounts totaling $15.7 million. The valuation of outstanding foreign currency forward contracts at December 31, 2013 resulted in an asset balance of $367 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $138 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2013, we had foreign currency forward contracts with notional amounts totaling $17.1 million. The valuation of outstanding foreign currency forward contracts at March 31, 2013 resulted in a liability balance of $249 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $71 thousand reflecting favorable rates in comparison to current market rates.
Item 4.  Controls and Procedures

As of December 31, 2013, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended December 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2013 - 10/31/2013	85,681	$28.51	64,400	703,900
11/1/2013 - 11/30/2013	162,091	29.18	159,725	544,175
12/1/2013 - 12/31/2013	51,031	29.61	50,875	493,300
Total	298,803	$29.06	275,000	493,300

(1)
We purchased an aggregate of 23,803 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

Item 6. Exhibits

(a)	Exhibits

10.1	+	Form of Amended and Restated Indemnification Agreement between the Company and each director and executive officer.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith.
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

NETSCOUT SYSTEMS, INC.

Date: January 28, 2014	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: January 28, 2014	/s/ Jean Bua
Jean Bua
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	+	Form of Amended and Restated Indemnification Agreement between the Company and each director and executive officer.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.