Form 10-K
period 2014-03-31
NETSCOUT SYSTEMS INC
filed 2014-05-20
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2013 (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $973,710,881. As of May 15, 2014, there were 41,060,298 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Registrant’s Proxy Statement for the fiscal year 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2014

PART I

Item 1. Business
Overview
We are an industry leader for advanced network, application and service assurance solutions, providing high-quality performance analytics and operational intelligence solutions that facilitate the evolution toward new computing paradigms, including virtualization, mobility and cloud. We design, develop, manufacture, market, license, sell and support products focused on assuring service delivery quality, performance and availability for some of the world’s largest, most demanding and complex internet protocol (IP) based service delivery environments. We manufacture and market these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide.
With a sustained history of 30 years of technology innovation, we continue to lead the market and are changing how organizations manage and optimize the delivery of business applications and services and assure user experience across global IP networks. We have continually improved our product portfolio to meet the needs of organizations by providing solutions to manage dynamic network and application environments and by improving user experience by assuring service availability, quality and reliability. Our solution is a highly scalable and flexible real-time service delivery management platform that supports a wide-range of enterprise information technology (IT) operations and management organizations including network operations.
Our solutions are intended to help users in various roles to: quickly analyze data, achieve real-time visibility into and intelligence about their organization's operations, identify service delivery issues early, improve service levels, reduce operational costs, mitigate security risks, and drive better business decisions. Our value proposition to our customers is helping them to achieve their objectives regarding return on investments and risk mitigation as they develop their IT infrastructure to support their business needs. Our proactive intelligence and analytics provides our customer with knowledge regarding potential issues before their users are impacted.
Our mission is to enable IT groups and service providers to realize maximum benefit with minimal risk from technological advances, like IP convergence, network function virtualization (NFV), software defined networking (SDN), virtualization, cloud, mobility, bring your own device (BYOD), web, and the evolving Internet by managing the inherent complexity in a cost-effective manner. Our Adaptive Session Intelligence (ASI) technology, which we have developed in support of this mission, has the potential of not only expanding our leadership in the network performance management and application performance management (NPM+APM) space, but can also serve as a gateway for future intelligence solutions including cyber and business intelligence.
Many of the largest service providers, cloud based businesses and enterprise customers rely on us to assure service delivery and the user experience of their customers. Our customers are in just about every vertical market including financial, health care, utilities, Internet, manufacturing, retail, as well as the service providers. We are a market leader in helping service provider’s get a return on their 4G/LTE investment by providing them with the intelligence they need about aspects of service delivery from handset performance to user preferences to network speed.
Our solutions support a wide-range of enterprise IT operations and management organizations including network operations, application managers, network operations centers, network engineering, security operations and service delivery teams. Within the service provider segment, our solutions support a broad range of operational users including network operations, group network engineering, service operations, application groups, customer care, marketing, chief technology officers and advanced engineering groups.
We market and distribute our products globally through our own direct sales force and through strategic channel partners that include distributors, value added resellers and systems integrators. We have three primary customer groups, enterprise customers, service provider customers and government customers. For our enterprise customers, we focus on the Global 5000, which includes diverse industries such as financial, healthcare, manufacturing, retail, technology, utilities, high-tech and education. Our government customers include domestic agencies of federal, state and local governments as well as international government agencies. In the service provider customer group, we sell to mobile operators, wireline operators and cable multi-service operators globally.
We have a single operating segment and substantially all of our identifiable assets are located in the United States. Financial information about our operating segment and geographic areas is presented in Item 7, Management Discussion and Analysis and Note 18 of our Notes to Consolidated Financial Statements.

Markets
Enterprise Markets
Within the enterprise environment, NetScout’s nGenius® and Sniffer technologies enable IT organizations to protect and improve service delivery quality with a model that is able to identify and address business service performance issues before they become serious and affect large numbers of users. Some of the current enterprise IT initiatives our solutions support include:

•
Data Center Consolidation – We enable IT organizations to manage the delivery of services across virtual and physical environments, providing a comprehensive, unified view of application and network performance. Intelligent early warning of emerging issues with the ability to analyze both physical and virtual services within the data center enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments in consolidated data centers.

•
Unified Communications – We deliver deep application-level unified visibility into voice, data and video services side-by-side in order to understand the interrelationships of all services that traverse the network infrastructure and assess quality and performance of the delivery of these services.

•
Branch Office Visibility – We bring extended visibility into the performance of applications and networks at and between locations, including cloud-based services, with a unified view of end-to-end service delivery enabling collaborative problem-solving and uniform planning, enabling IT organizations to reduce the cost of managing their remote sites.

•
CyberSecurity – Cyberattacks are becoming more sophisticated and target users, applications, infrastructure, and mobile devices. We provide an additional layer of visibility that provides insight into potential emerging security issues missed by traditional security tools. We also provide incident response activities with deep-dive network forensics and other investigative capabilities.

•
IT Operational Excellence – We deliver real-time and historical information that provides the necessary insight to restore service, manage capacity, and understand the quality of the users’ experience.

Government Markets
Similar to our enterprise markets, government agencies are focused on streamlining and transforming IT into more efficient and more easily managed environments. To accomplish this, agencies are turning to IT solutions that will help simplify managing and assuring their IT environments as well as reduce costs. However, governmental markets differ from enterprise markets in that their purchasing cycles are driven by a political process and allocated funding.
Telecommunication Service Provider Markets
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

Products & Technology Overview
NetScout continuously develops its solutions to meet the increasing demands and ever changing technology landscape of IP networks, service and applications. Typically, these types of changes result in modest increases in the functionality of the products that do not meet the criteria for capitalization. In recent years, we have delivered major product upgrades across our product lines, more tightly integrating deep packet analysis and forensics into our top-down performance management workflows, improving the flexibility of our industry-leading intelligent early warning capabilities, and adding support for new sources of user experience and performance related metrics. For accounting purposes, these investments have not been capitalized because of the development methodology employed, because the developments are added individually to the core code over a period of time but marketed as a release once all portions were complete.
Specific new products and enhancements introduced during our Fiscal Year 2014 include the nGeniusONE™ Unified Performance Management platform.
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
The nGenius Service Assurance Solution is a fully integrated platform that uses a number of specialized software analytics modules and distributed intelligent data sources consisting of:

•
nGeniusONE™ Unified Performance Management platform – The nGeniusONE™ Unified Performance Management platform was announced in June 2013. This platform converges APM and NPM into a single unified platform and introduces a new approach to IT service management that helps dramatically shorten the time required to solve application and network performance problems in enterprise network environments. Leveraging packet-flow data, the platform combines simple, straightforward workflows with relevant performance and quality information in business service context, presenting predictive and actionable information to IT operations users enabling them to quickly identify and triage performance problems. nGeniusONE offers ease of use, scalability, and value delivered to a wide range of IT operational teams including network, application, server, and service delivery managers. Announced in February 2014, the nGeniusONE unified performance management platform was extended to service providers, delivering next generation service assurance and operational intelligence capabilities for data, multi-generational voice and video service delivery environments. Extending NetScout’s data analysis capabilities, the nGeniusONE platform provides comprehensive support for mobile and fixed line voice services, including Voice over Long Term Evolution (VoLTE), Internet Protocol Multimedia Subsystem (IMS), Voice over IP (VoIP) and legacy circuit switched voice deployments.

•
nGenius Performance Manager – Our core analytics module that analyzes and correlates the metadata delivered by a comprehensive range of nGenius intelligent data sources (hardware devices and software agents) for integrated application and service performance monitoring, response time analysis, troubleshooting, capacity planning and trending and reporting, enabling end-to-end visibility and assurance of service delivery.

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

•
nGenius Voice | Video Manager – An advanced unified communication (UC) performance management and analysis analytics module enabling IT staff to proactively manage the performance and user experience for a broad range of collaboration, enabling real time communications services, such as telepresence, video, and voice. The solution delivers network performance and granular application-specific metrics for IP-based voice and video session transmission and conversation quality to reveal real-time service performance and the true user experience. As a result, IT organizations can achieve the required actionable visibility into the end-to-end behavior and quality UC applications and services.

•
nGenius Enterprise Intelligence – Extends the session-level analysis capabilities of the nGenius Service Assurance Solution to provide granular hop-by-hop views into performance and latency of a users’ application session as complex application traffic crosses multiple data centers and cloud environments to provide a unified perspective of user experience. Leveraging the real-time data mining capabilities of NetScout’s ASI technology, nGenius Enterprise Intelligence automates, accelerates and simplifies the creation of a true representation of an end-to-end user data or voice session.

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

•
Adaptive Session Intelligence ™ (ASI) Technology – provides the extensible technology foundation for the nGenius Service Assurance Solution’s rich real-time analytics capabilities. The patented ASI technology enables the creation of statistical metadata, session transaction records and adaptive session traces enabling the monitoring of all users, all applications and all services consistently across the network. ASI technology is a critical differentiating technology that enables the performance at scale and real-time flexibility needed to address large and complex service delivery environments.

•
nGenius 3900 Series Packet Flow Switch – the nGenius 3900 series packet flow switch is a modular chassis-based network monitoring switch that expands upon NetScout’s initial entry into the market with the nGenius 1500 series packet flow switch. The nGenius 3900 series packet flow switch enables scalable, highly available access to network traffic across distributed networks for use by the nGenius Service Assurance Solution or any network monitoring, performance management or security system. The nGenius 3900 series packet flow switch delivers market-leading advances in performance and capacity with the highest 10 and 40 Gigabit Ethernet (GbE) port densities per rack unit, and per chassis, with an architecture ready to support 100 GbE interfaces. The nGenius 3900 series switch delivers intelligent traffic conditioning features on every port with sustained line rate performance, and ultra-low latency.

nGenius Forensic Intelligence – Sold into specialized markets, NetScout’s nGenius Forensic Intelligence product supports session trace and reconstruction. nGenius Forensic Intelligence accelerates forensic analysis of network traffic with automated, accurate and contextual session reconstruction and visual replay for security-focused investigations.
Integration with third-party solutions
To have greater operational impact on assuring performance of applications and service delivery, NetScout has integrated its technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius solution in order to perform detailed problem analysis and troubleshooting. By providing seamless integration into management platforms, NetScout fills a significant gap in the third party product functionality and visibility into the interaction of applications, services and infrastructure resources from a packet-based network vantage point. NetScout collaborates with technology partners to provide integrated solutions and extend the value of the nGenius Service Assurance Solution for application and network performance management across the organization. Using packet-flow data, key performance indicators and other sources of performance information derived from the nGenius Service Assurance Solution, an organization’s ability to optimize, simplify and protect the service delivery environment are enhanced.

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

•
Cisco Sourcefire - NetScout has integrated its nGenius solution with Sourcefire’s Next-Generation Intrusion Prevention System (NGIPS) for advanced forensic event analysis. This integration combines perimeter security technology with performance management functionality by linking the NGIPS event information to the nGenius solution’s in-depth, real-time and historic event analysis capabilities. The integrated solution helps IT organizations to enhance situational awareness and improve incident response activities for security threats.

•
Citrix - NetScout is a Citrix Ready Alliance Partner. NetScout’s nGeniusONE platform is certified by Citrix to provide technology and solutions for end-to-end performance and availability monitoring for Citrix XenApp and XenDesktop Virtual Desktop Infrastructure (VDI) services. The nGeniusONE platform offers proactive, scalable, and efficient service delivery monitoring across network infrastructure, application tiers, virtualization components, and business services in Citrix VDI environments.

•
EMC – NetScout is an EMC Corp. Velocity2 partner and provides integration between the nGenius Solution and the EMC Ionix Service Assurance Manager, EMC Ionix IP Availability Manager and EMC Ionix Discovery Manager. Integration between the nGenius solution and EMC Ionix solution provides our joint customers with complementary visibility into the packet-flow data within the service delivery environment.

•
Hewlett-Packard – NetScout is a Gold Business Partner in Hewlett-Packard’s Enterprise Management Alliance Program, and provides integration between the nGenius solution, the HP Business Service Management Software and the HP Network Node Manager i (NNMi). Together the integration provides our joint customers with a “single-pane-of-glass” approach to troubleshooting to speed problem identification and resolution and assure the user experience. NetScout is also a Silver Business Partner for Enterprise Security Products (ESP), which provides integration of the nGenius solution with the HP ArcSight Enterprise Security Management (ESM) platform. This integration enables the delivery of alerts to the ArcSight platform from the nGenius environment and provides contextual linkage to events within the nGenius platform facilitating drill-down to quickly identify the root-cause of a security event.

•
IBM Tivoli – NetScout is an International Business Machine, PartnerWorld member, and has been awarded “Ready for IBM Tivoli Software” validation status to the nGenius service assurance solution for its integration with IBM Tivoli® NetView®, IBM Tivoli Enterprise Console® and IBM Tivoli Netcool®/OMNIbus. The integration between NetScout and IBM platforms provides our joint customers with expanded reach of IBM’s Event Management Systems by combining integrated fault management and service delivery assurance into a single integrated console view with a seamless troubleshooting workflow.

•
VMware – NetScout is an Elite tier Technology Alliance Partner of VMware. The nGenius solution and nGenius Integrated Agent technology seamlessly extends high-performance packet-flow analysis capabilities deeper into the data center and private and hybrid clouds - enabling IT organizations to achieve true end-to-end visibility of application traffic within and between virtual servers.

Growth Strategy
Our key objectives have been to continue to gain market share in the wireless service provider market and to accelerate our enterprise growth by extending into the application performance management segment. In addition, given the nature of the customers in our government segment, we believe future cybersecurity products would be effective in this market. Key elements of our strategy include:

•
Drive technology innovation to extend our market leadership – We are continuing our investment in research and development to expand and enhance our unified service delivery management (USDM) capabilities that capitalize on our extensive experience with global enterprise, service provider and government organizations with very large, high-capacity IP-based networks. We intend to take advantage of our unique position in these three markets to cross-leverage our technology development for these markets to enable greater capabilities for our current and new customers. We will continue to enhance and extend our product line to meet the increasing challenges of managing a diverse range of services over an increasingly global network environment.

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

•
Expand our customer base in both enterprise and service provider markets – It is our intention to substantially grow our presence in both the enterprise and service provider markets. In the enterprise market, we are growing our installed base to include a broader number of top-tier enterprise customers as well as extending to reach mid-market enterprise customers. We intend to increase the use of our products across the IT organization to include new operational groups by expanding their capabilities and value. In the service provider market, we are expanding our presence by winning new service provider customers. We are also expanding our service provider footprint further out into the radio access network and deeper into the core.

•
Increase market relevance and awareness – To generate increased demand for our products we will continue to promote and position our technology, products and solutions to both the enterprise and service provider market and drive our vision and strategy of USDM. In addition, we will continue to drive industry initiatives around managing service delivery.

•
Scale and grow our direct sales force – Our direct sales force was structured to effectively target the enterprise, service provider and government markets. Each of these markets has different technology issues, challenges and sales cycles. Consequently, NetScout is very well positioned with a well aligned field organization that will enable us to better meet the needs of these diverse markets.

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

Support Services
Customer satisfaction is a key driver of NetScout’s success. NetScout’s MasterCare™ support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 telephone support to our premium MasterCare customers. Some of the support services, such as on-site support activities, are provided by qualified third party support partners. In addition many of our certified resellers provide Partner Enabled Support to NetScout end-users. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for end-users to have the reseller provide initial support functions. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, MasterCare support commences upon expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards.
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
We manufacture our products based upon near-term demand estimates resulting from sales forecasts and historical fulfillment information. Due to the fact that these forecasts have a high degree of variability because of such factors as time of year, overall economic conditions and employee incentives, we maintain inventory levels in advance of receipt of firm orders to ensure that we have sufficient stock to satisfy incoming orders.
Sales and Marketing
Sales
We sell our products, support and services through a direct sales force and an indirect reseller and distribution channel.
Our direct sales force uses a “high-touch” sales model that consists of face-to-face meetings with customers to understand and identify their unique business challenges and requirements. Our sales teams then translate those requirements into tailored business solutions that allow the customer to maximize the performance of its infrastructure and service delivery environment. Due to the complexity of the systems and the capital expenditure involved, our sales cycle typically takes three to twelve months. We build strategic relationships with our customers by continually enhancing our solution to help them address their evolving service delivery management challenges. In addition to providing a comprehensive solution to meet these needs, we continually provide software enhancements to our customers as part of their maintenance contracts with us. These enhancements are designed to provide additional and ongoing value to our existing customers to promote loyalty and the expansion of their deployment of our products. Existing customer growth is also driven by the expansion and changes in their networks as they add new infrastructure elements, new users, new locations, new applications and experience increasing service traffic volumes.

We also maintain an indirect reseller and distribution channel. Sales to customers outside the United States are primarily export sales through channel partners. Our channel partners assist us by improving our reach to customers, extending our presence in new markets, and marketing and selling our products to a broad array of organizations globally. We sell through a range of channel partners including value added resellers, value added distributors, resellers, and system integrators, to our enterprise, service provider and government customers. Historically and currently, we have used indirect distribution channels principally as intermediaries on contractual terms for customers with whom we have no contract. Our sales force meets with end user customers to present NetScout products and solutions, conduct demonstrations, provide evaluation equipment, recommend detailed product solutions, develop product deployment designs and timelines, and assist in establishing financial and other justification for the proposed solution. During this selling process, a channel partner, who has contracts with both the end customer and NetScout, may be brought in to facilitate the transaction and to provide fulfillment services. In the case of international channel partners, those services usually also include currency translation and support. In the U.S., fulfillment services are usually limited to invoicing and cash collection. Under this approach, we have limited dependence upon channel partners for the major elements of the selling process. In many cases, there are multiple channel partners with the required contractual relationships, so dependence on any single channel partner is not significant.
Total revenue from indirect channels represented 49%, 49% and 54% of our total revenue for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. During the fiscal year ended March 31, 2014, one direct customer accounted for more than 10% of total revenue, while no single indirect channel partner accounted for more than 10% of total revenue. During the fiscal years ended March 31, 2013 and 2012, no single direct customer or indirect channel partner accounted for more than 10% of total revenue.
Our sales force is organized into four main geographic teams covering sales around the globe: United States, Europe, Asia and the rest of the world. Revenue from sales outside the United States represented 24%, 25% and 25% of our total revenue in the fiscal years ended March 31, 2014, 2013 and 2012, respectively. For additional information regarding our sales by geographic location, see Note 18 of our Notes to Consolidated Financial Statements.
Marketing
Our marketing organization drives our market strategy, product positioning and messaging and produces and manages a variety of programs such as advertising, trade shows, industry events, public and analyst relations, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout and nGenius brand names in the marketplace. We host an annual worldwide user conference as a way to engage with existing customers, to provide education and awareness, and to promote expanded use of our software with these customers.
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
Customers
We sell our products to enterprises, service providers and governmental agencies with large- and medium-sized high-speed IP computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, manufacturing, healthcare, utilities, education and retail. In the telecommunications service provider customer group we address mobile operators, wireline operators and cable operators. A significant number of our service provider customers are mobile operators.
NetScout solutions are deployed at more than 20,000 of the world’s largest enterprises, government agencies, and more than 165 service providers, on over one million physical and 2,000 virtual network segments.
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at March 31, 2014, consisting of orders booked or received prior to our year end, was $37.4 million compared to an immaterial amount at March 31, 2013.
Competition
We compete with many companies in the markets we serve. The service assurance and performance management market is highly competitive, rapidly evolving, and fragmented with overlapping technologies and competitors. Consequently, there are a number of companies that deliver some elements of our solutions.
Principal competitive factors in our market include scalability; ability to address a large number of applications, locations and users; product performance; the ability to easily deploy into existing network environments; and the ability to administer and manage the solution.
We believe that we compete favorably on the basis of these factors. We believe we are currently the only vendor providing a comprehensive and end-to-end service delivery management solution that is capable of addressing the needs of both enterprise and service provider customers and can scale to meet the challenges of today’s dynamic service delivery environments. We believe that our solutions provide superior data and perform better than competitive products as measured by a broad range of metrics including the ability to recognize and track a large number of applications, scalability to support high and increasing levels of data and network traffic, the ability to look at both data and control plane traffic across an entire network, and the ability to provide real-time information about service performance and real-time alerts to emerging service problems.
In the enterprise market, our larger competitors include companies such as Computer Associates and Riverbed Technology Inc., along with a number of smaller private companies and new market entrants. In addition, we both compete with and partner with large enterprise management vendors, such as IBM, HP, and EMC, who currently offer generalized performance management solutions but could provide enhanced solutions in the future.
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
Employees
As of March 31, 2014, we had a total of 1,021 employees, 660 of whom were employed in the United States. The majority of our employees are not subject to a collective bargaining agreement. In accordance with applicable law, employees in certain international jurisdictions are subject to collective bargaining agreements. Employees by department as of March 31, 2014 were as follows:

Function	Number of Employees
Sales and marketing	366
Research and development	351
Support services	157
General and administrative	115
Manufacturing	32
1,021

Corporate information
Our corporate headquarters are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978) 614-4000. NetScout was incorporated in Delaware in 1984.
NetScout’s internet address is http://www.netscout.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available free of charge on or through our website at www.netscout.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). None of the information posted on our website is incorporated by reference into this Annual Report.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations web-site. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations web-site. The contents of these web-sites are not intended to be incorporated by reference into this report or in any other report or document we file.

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
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risk and uncertainties. The following factors are among many that could cause actual results to differ materially from those contained in or implied by forward-looking statements made in this report. These statements involve the risks and uncertainties identified below as well as additional risks and uncertainties that are not yet identified or that we currently think are immaterial but may also impact our business operations. Such factors are among many that may have a material adverse impact upon our business, results of operations and financial condition.
Our quarterly revenue and operating results may fluctuate. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate as a result of a variety of factors, many of which may be outside of our control, including the following:

•	technology spending by current and potential customers;

•	uneven demand for service delivery and application performance management solutions;

•	the timing and size of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our ability to anticipate or adapt effectively to developing markets and rapidly changing technologies and technology requirements;

•	changes in the number and size of our competitors and changes in the prices and capabilities of competitors’ products;

•	customer ability to implement our products;

•	changes in foreign currency exchange rates;

•	attrition of key employees; and

•	economic slowdowns and the occurrence of unforeseeable global events, which contribute to such slowdowns.
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
We compete with a growing number of smaller providers of application performance management solutions and providers of portable network traffic analyzers and probes. In addition, leading network equipment and application technology vendors offer their own generalized management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.
As a result of these and other factors, we may not be able to compete effectively with our current or future competitors, which could have a material and adverse impact on our business, operating results and financial condition.
Our success depends, in part, on our ability to manage and leverage our distribution channels. Sales to our distribution channels, which include resellers, original equipment manufacturers, distributors, systems integrators and service providers, accounted for 49%, 49%, and 54% of our total revenue for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 24%, 25%, and 25% of our total revenue for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.
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

We must hire and retain skilled personnel, and plan for and manage the succession of key executives. Our future success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly executives, sales and marketing personnel, software engineers, and technical support personnel. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results and financial condition. In addition, we must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales people require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.
Loss of key personnel could adversely impact our business. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer, and co-founder, and our other key executive officers and senior managers to work effectively as a team. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results and financial condition. We must, therefore, plan for and manage the succession of key executives due to retirement, illness or competitive offers elsewhere.
The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for service delivery service assurance solutions focused on the performance monitoring and management of applications and networks. We derive nearly all of our revenue from the sale of products and services that are designed to allow our customers to assure the delivery of services through the management of the performance of applications across IP networks. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated application management solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.
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

•	the incurrence of significant costs and expenses; and

•	the potentially negative impact of poor performance of an acquisition on our earnings per share.
Acquisition transactions also involve numerous business risks. These risks from acquisitions include:

•	difficulties in assimilating the acquired operations, technologies, personnel and products;

•	difficulties in managing geographically dispersed operations;

•	difficulties in assimilating diverse financial reporting and management information systems;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the diversion of management’s attention from other business concerns;

•	use of cash to pay for acquisitions that may limit other potential uses of our cash, including stock repurchases and retirement of outstanding indebtedness;

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
Our success depends, in part, on our ability to manage our international research and development operations. We must continue to enhance our existing products and introduce new products in order to keep up with rapid technological change. Our international research and development teams play a critical role in these efforts. We must attract, train, motivate and retain our international research and development team members. To maintain this stable international employee research and development talent, we believe we must provide our international engineers with compelling and strategically significant work, coupled with technical and architectural ownership of their respective development projects. We must develop the leaders of these international teams, while ensuring their frequent inclusion and participation in corporate strategic and operational planning.
If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries, or if we fail to comply with U.S. export controls and government contracting laws, our business could be harmed. We earn a significant portion of our total revenues from international sales. As a result, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, regulators may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to certain anti-corruption laws of other countries in which we do business. We are also subject to the export and re-export control laws of the U.S., including the U.S. Export Administration Regulations (EAR). We are also subject to U.S. government contracting laws, rules and regulations, and may be subject to government contracting laws of other countries in which we do business. If we or our intermediaries fail to comply with the FCPA, the EAR or U.S. government contracting laws, or the anti-corruption, export or governmental contracting laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
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
The price of our common stock may fluctuate with market volatility. The market price of our common stock has been volatile and may continue to fluctuate in response to a number of factors, some of which are beyond our control. Trading activity of our stock has historically been relatively thin, in part as a result of officers and directors and institutional stockholders holding a significant percentage of our stock. Broad market fluctuations could adversely affect the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.
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
Our reliance on sole source suppliers could adversely impact our business. Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards and proprietary NetScout hardware. Our reliance on sole or limited suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials, bonding agreements with distributors, and use-based and kanban programs to set supply thresholds. We also enter into escrow arrangements for certain technologies. Where possible, we use widely-available off the shelf hardware and work with large suppliers with multiple factories and other risk management practices. However, failure of supply or failure to execute effectively on any of these programs could result in our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. This could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.
Necessary licenses for third-party technology may not be available to us or may be very expensive. We currently and will in the future license technology from third parties that we use to produce or embed in our products. While we have generally been able to license required third-party technology to date, future required third-party licenses may not be available to us on commercially reasonable terms or at all. Third parties who hold exclusive rights to technology that we seek to license may include our competitors. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may not perform as well, be of lower quality or be more costly.
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
A security breach or cyber attack of our IT networks and systems, or any of our products, could interrupt our operations or harm our reputation. Although we believe we have sufficient controls and security measures in place to prevent such attacks, our IT networks and systems, and our products, may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or similar problems. If we, or our customers using our products, were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including but not limited to, expenses attributable to rectifying the security breach or cyber attack including the cost of repairing any damage to our, or our customers' systems, liability for stolen assets or information, lost revenue and income resulting from any system or product downtime, increased costs for cyber security protection, and damage to our reputation causing customers and possibly investors to lose confidence in us. Similarly, an actual or perceived breach of our customers’ network security allowing access to our customers’ data centers or other parts of their IT environments, regardless of whether the breach is attributable to our products, may cause contractual disputes and could require significant expenditures of our capital and diversion of our resources from development efforts.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 175,000 square feet of space in an office building in Westford, Massachusetts, for our headquarters. The current lease will expire in September 2023, and we have an option to extend the lease for two additional five-year terms. We lease office space in twenty-nine international cities for our sales and support personnel, as well as 72,742 square feet of space in San Jose, California. We lease 63,296 square feet of office space for our engineering and support personnel in India. We believe that our existing facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.
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

Quarter Ended	High	Low
Fiscal Year 2013
June 30, 2012	$21.85	$17.75
September 30, 2012	$26.59	$18.96
December 31, 2012	$26.31	$23.05
March 31, 2013	$28.28	$23.74
Fiscal Year 2014
June 30, 2013	$24.92	$21.22
September 30, 2013	$27.55	$23.22
December 31, 2013	$30.76	$24.04
March 31, 2014	$39.10	$28.64
Stockholders
As of May 14, 2014, we had 80 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 6,000.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five year period from March 31, 2009 through March 31, 2014 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2009 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.
The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014
NetScout Systems, Inc.	$100.00	$206.56	$381.56	$284.08	$343.16	$524.86
NASDAQ Composite – Total Returns	$100.00	$158.32	$185.32	$208.14	$223.01	$290.32
NASDAQ Computer and Data Processing	$100.00	$158.86	$185.13	$199.91	$214.31	$282.02
Dividend Policy
In fiscal years 2014 and 2013, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, as well as for our stock buyback program further described under Item 7 “Liquidity and Capital Resources.” Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2014 thru 1/31/2014	41,576	$34.51	35,604	457,696
2/1/2014 thru 2/28/2014	173,175	36.12	172,705	284,991
3/1/2014 thru 3/31/2014	41,691	38.38	41,691	243,300
Total	256,442	$36.23	250,000	243,300

(1)
We purchased an aggregate of 6,442 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

(2)
On April 22, 2014, our board of directors approved an additional stock repurchase program. This share repurchase program authorizes us to make additional repurchases of our outstanding common stock of up to $100 million with no pre-established end date.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of March 31, 2014 and 2013 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2011 and 2010 and the consolidated balance sheet data as of March 31, 2012, 2011 and 2010 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
	2014	2013(1)	2012 (2)	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$234,268	$198,749	$168,141	$159,948	$142,113
Service	162,379	151,801	140,538	130,592	118,229
Total revenue	396,647	350,550	308,679	290,540	260,342
Cost of revenue:
Product	51,219	45,752	39,271	38,175	35,564
Service	33,294	28,256	26,401	23,186	20,500
Total cost of revenue	84,513	74,008	65,672	61,361	56,064
Gross profit	312,134	276,542	243,007	229,179	204,278
Operating expenses:
Research and development	70,454	61,546	49,478	40,628	36,650
Sales and marketing	129,611	116,807	109,624	105,271	99,059
General and administrative	30,623	29,718	27,488	23,308	20,609
Amortization of acquired intangible assets	3,432	2,877	2,131	1,907	2,057
Restructuring charges	—	1,065	603	—	—
Total operating expenses	234,120	212,013	189,324	171,114	158,375
Income from operations	78,014	64,529	53,683	58,065	45,903
Interest and other expense, net	(158)	(793)	(2,765)	(1,772)	(2,832)
Income before income tax expense	77,856	63,736	50,918	56,293	43,071
Income tax expense	28,750	23,127	18,490	19,028	15,154
Net income	$49,106	$40,609	$32,428	$37,265	$27,917
Basic net income per share	$1.19	$0.97	$0.77	$0.89	$0.69
Diluted net income per share	$1.17	$0.96	$0.76	$0.87	$0.67
Weighted average common shares outstanding used in computing:
Net income per share—basic	41,366	41,665	42,035	42,059	40,691
Net income per share—diluted	41,955	42,322	42,750	42,973	41,915

(1)	During the fiscal year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems, S.r.l. for approximately $51.8 million.

(2)	During the fiscal year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Ltd., Fox Replay BV and Simena LLC for approximately $47.3 million collectively.

	March 31,
	2014	2013(1)	2012(2)	2011	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$218,794	$154,091	$213,516	$228,478	$170,551
Working capital	$115,798	$92,141	$155,596	$147,136	$91,174
Total assets	$607,763	$552,176	$567,757	$527,570	$482,601
Debt	$—	$—	$62,000	$68,106	$79,356
Total stockholders’ equity	$409,161	$371,903	$342,369	$319,559	$266,843

(1)
During the fiscal year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems S.r.l. for approximately $51.8 million, including $527 thousand in cash.

(2)	During the fiscal year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Ltd., Fox Replay BV and Simena LLC for approximately $47.3 million, including $616 thousand in cash.
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
Overview
NetScout was founded in 1984 and is headquartered in Westford, Massachusetts. We are an industry leader for advanced network, application and service assurance solutions, providing high-quality performance analytics and operational intelligence solutions that facilitate the evolution toward new computing paradigms, such as virtualization, mobility and cloud. We design, develop, manufacture, market, license, sell and support these products focused on assuring service delivery quality, performance and availability for some of the world’s largest, most demanding and complex internet protocol (IP) based service delivery environments. We manufacture and market these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. We have a single operating segment and substantially all of our identifiable assets are located in the United States.
Our solutions are intended to help users in various roles to: quickly analyze data, achieve real-time visibility into and intelligence about their organization's operations, identify service delivery issues early, improve service levels, reduce operational costs, mitigate security risks, and drive better business decisions. Our value proposition to our customers is helping them to achieve their objectives regarding return on investments and risk mitigation as they develop their IT infrastructure to support their business needs. Our proactive intelligence and analytics provides our customer with knowledge regarding potential issues before their users are impacted.
Our mission is to enable information technology (IT) and service providers to realize maximum benefit with minimal risk from technology advances, like IP convergence, network function virtualization (NFV), software defined networking (SDN), virtualization, cloud, mobility, bring your own device (BYOD), web, and the evolving Internet by managing the inherent complexity in a cost-effective manner. Our Adaptive Session Intelligence (ASI) technology, which we have developed in support of this mission, has the potential of not only expanding our leadership in the network performance management and application performance management (NPM+APM) space, but can also serve as a gateway for future intelligence solutions including cyber and business intelligence.
Many of the largest service providers, cloud based businesses, enterprise and government customers rely on us to assure service delivery and the user experience of their customers. Our customers are in just about every vertical market including financials, health care, utilities, Internet, manufacturing, retail, as well as the service providers. We are a market leader in helping service provider’s get a return on their 4G/LTE investment by providing them with the intelligence they need about aspects of service delivery from handset performance to user preferences to network speed.

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
During the first quarter of our fiscal year 2014, NetScout announced the release of the nGeniusONE Unified Performance Management platform. The nGeniusONE platform converges application and network performance management functionality into a single unified platform that delivers a top-down, serviced-focused perspective of performance characteristics of all infrastructure and application elements associated with service delivery. This product is based on our unique ASI technology, which provides real-time performance analytics and operational intelligence.
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
Results Overview
We saw continued growth during the fiscal year ended March 31, 2014, with product revenue growth of 18% and overall revenue growth of 13% compared to the prior fiscal year. Our diluted net income per share for the fiscal year ended March 31, 2014 were $1.17 per share, representing a $0.21, or 22%, increase over the same period in the prior year. Our business maintained strong gross profit margins. Our gross margin for the fiscal year ended March 31, 2014 remained flat at 79% compared to the same period in the prior year.
Our success during the fiscal year ended March 31, 2014 was the result of a few factors. First, within our traditional enterprise customer base, we have continued to create value with the product launch and successful traction of nGeniusONE. During our fiscal year ended March 31, 2014, our product revenue grew 11% in the enterprise sector. Second, we continue to be successful in the service provider market driven by our success in LTE, and Voice over LTE deployments and capturing new services being deployed over these 4G networks. During the fiscal year ended March 31, 2014 our product revenue growth in the service provider sector was 22%. Additionally, in our packet flow switch product line, which complements our packet flow instrumentation product line, we were successful in executing our strategy and gaining market share. The natural integration of packet flow switch technology with our packet flow instrumentation provided unique opportunities and clear differentiation for our customer base.
At March 31, 2014, we had cash, cash equivalents and marketable securities of $218.8 million. This represents an increase of $64.7 million over the previous fiscal year ended March 31, 2013.
Use of Non-GAAP Financial Measures
We supplement the generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP net income and non-GAAP net income per diluted share. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP net income includes the foregoing adjustment and also removes inventory fair value adjustments, expenses related to the amortization of acquired intangible assets, share-based compensation, restructuring, certain expenses relating to acquisitions including compensation for post-combination services and business development charges, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, net income and diluted net income per share), and may have limitations in that they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP.
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
The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the years ended March 31, 2014, 2013 and 2012:

	Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2014	2013	2012
GAAP revenue	$396,647	$350,550	$308,679
Deferred revenue fair value adjustment	558	1,215	312
Non-GAAP revenue	$397,205	$351,765	$308,991
GAAP net income	$49,106	$40,609	$32,428
Revenue adjustments	558	1,215	312
Inventory fair value amortization	—	453	—
Share-based compensation expense	12,930	9,580	8,702
Amortization of acquired intangible assets	6,765	7,424	6,782
Business development and integration expense	523	1,618	4,715
Compensation for post combination services	2,215	2,721	438
Restructuring charges	—	1,065	603
Loss on extinguishment of debt	—	—	690
Income tax adjustments	(7,879)	(8,671)	(7,700)
Non-GAAP net income	$64,218	$56,014	$46,970
GAAP diluted net income per share	$1.17	$0.96	$0.76
Share impact of non-GAAP adjustments identified above	0.36	0.36	0.34
Non-GAAP diluted net income per share	$1.53	$1.32	$1.10

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
Multi-element arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, we allocate the total arrangement consideration to the multiple elements based on each element’s selling price compared to the total relative selling price of all the elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when VSOE or third party evidence (TPE) does not exist. We have established BESP for product elements as the average selling price the element was sold for over the past six quarters, whether sold alone or sold as part of a multiple element transaction. Our internal list price for products, reviewed quarterly by senior management, with consideration in regards to changing factors in our technology and in the marketplace, is generated to target the desired gross margin from sales of product after analyzing historical discounting trends. We review sales of the product elements on a quarterly basis and update, when appropriate, BESP for such elements to ensure that it reflects recent pricing experience. We have established VSOE for services related undelivered elements based on historical stand-alone sales.
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
Our product is distributed through our direct sales force and indirect distribution channels through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-in basis; that is, when we deliver the product to the reseller. We record consideration given to a reseller as a reduction of revenue to the extent we have recorded revenue from the reseller. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. In addition, we have a history of successfully collecting receivables from the resellers. As a result, we do not maintain reserves for reseller product returns.
Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items
The carrying value of goodwill was $203.4 million and $202.5 million as of March 31, 2014 and 2013, respectively. We have two reporting units: (1) Unified Service Delivery and (2) Test Automation. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. Because NetScout, and our two reporting units, did not experience any significant adverse changes in our business or reporting structures, we performed the qualitative Step 0 assessment. In performing the qualitative Step 0 assessment, we considered certain events and circumstances specific to the entity at the reporting unit level, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No indicators of impairment were noted as of January 31, 2014. Additionally, the market capitalization of NetScout as a whole significantly exceeded its carrying value.
The carrying value of intangible assets was $58.5 million and $63.8 million as of March 31, 2014 and 2013, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. We amortize intangible assets over their estimated useful lives, except for the acquired tradename which resulted from the Network General acquisition, which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Indefinite-lived intangible assets are tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on our qualitative assessment we conclude that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. We completed our annual impairment test of the indefinite lived intangible as of January 31, 2014 using the qualitative Step 0 assessment described above, which largely mirrors the Unified Service Delivery analysis, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were observed as of January 31, 2014.
We have acquired five companies during the three year period ended March 31, 2014. The acquisition method of accounting requires that we estimate the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets we use a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. We are also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and a risk adjusted rate of return for a market participant purchasing those relationships.
The acquisition of Simena LLC on November 18, 2011 also contained contingent consideration based on the ultimate settlement of assets and liabilities acquired as part of transaction, and the former owners' future period of employment with the Company. Contingent consideration accounting requires the Company to estimate the probability of various settlement scenarios, the former owners' expected period of employment with NetScout, and a risk adjusted interest rate to present value to the payment streams.
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
Results of Operations
Comparison of Years Ended March 31, 2014 and 2013
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the fiscal year ended March 31, 2014, one direct customer accounted for more than 10% of total revenue, while no single indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2013, no single direct customer or indirect channel partner accounted for more than 10% of total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2014		2013		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$234,268	59%	$198,749	57%	$35,519	18%
Service	162,379	41	151,801	43	10,578	7%
Total revenue	$396,647	100%	$350,550	100%	$46,097	13%
Product. The 18%, or $35.5 million, increase in product revenue was primarily due to a $17.9 million increase in revenue from our service provider sector, an $11.0 million increase in revenue from our general enterprise sector and a $6.7 million increase in revenue from our government enterprise sector.
Compared to the same period in the prior year, we realized a 16% increase in units shipped and a 7% increase in the average selling price per unit of our products.
We expect continued growth in our service provider sector through the fiscal year ending March 31, 2015. We also expect accelerated growth in our general enterprise market for the fiscal year ending March 31, 2015.
Service. The 7%, or $10.6 million, increase in service revenue was primarily due to an $8.0 million increase in revenue from new maintenance contracts and renewals from a growing support base and a $3.3 million increase in premium support contracts. These were partially offset by a $443 thousand decrease in consulting revenue. We expect single digit percentage growth in our service revenues. We expect this to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.

Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2014		2013		Change
		% of Revenue		% of Revenue	$	%
Indirect	$195,484	49%	$172,136	49%	$23,348	14%
Direct	201,163	51	178,414	51	22,749	13%
Total revenue	$396,647	100%	$350,550	100%	$46,097	13%
The 14%, or $23.3 million, increase in indirect channel revenue is the result of the increases in sales to our general enterprise sectors across all geographies. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 13%, or $22.7 million, increase in direct revenue is primarily the result of increased domestic revenue from our service provider customers.
Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2014		2013		Change
		% of Revenue		% of Revenue	$	%
United States	$303,364	76%	$262,020	75%	$41,344	16%
International:
Europe	45,837	12	42,884	12	2,953	7%
Asia	20,646	5	18,107	5	2,539	14%
Rest of the world	26,800	7	27,539	8	(739)	(3)%
Subtotal international	93,283	24	88,530	25	4,753	5%
Total revenue	$396,647	100%	$350,550	100%	$46,097	13%
United States revenues increased 16%, or $41.3 million, primarily as a result of an increase in our service provider sector. The 5%, or $4.8 million, increase in international revenue is primarily due to an increase in our general enterprise sector in Asia. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2014		2013
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$51,219	13%	$45,752	13%	$5,467	12%
Service	33,294	8	28,256	8	5,038	18%
Total cost of revenue	$84,513	21%	$74,008	21%	$10,505	14%
Gross profit:
Product $	$183,049	46%	$152,997	44%	$30,052	20%
Product gross profit %	78%		77%		1%
Service $	129,085	33%	123,545	35%	5,540	4%
Service gross profit %	79%		81%		(2)%
Total gross profit $	$312,134		$276,542		$35,592	13%
Total gross profit %	79%		79%		—%
Product. The 12%, or $5.5 million, increase in cost of product revenue was primarily due to the 18%, or $35.5 million increase in product revenue for the fiscal year ended March 31, 2014 when compared to the fiscal year ended March 31, 2013. In addition, there was a $641 thousand increase in employee related expenses due to increased headcount as well as increased incentive compensation, a $189 thousand increase in depreciation expense, a $154 thousand increase in allocated overhead, and a $152 thousand increase in testing services due to new product introduction for the fiscal year ended March 31, 2014. These were partially offset by a $1.2 million decrease in amortization of intangible assets, a $453 thousand decrease in inventory fair value adjustment related to inventory recorded from the acquisition of ONPATH, and a $169 thousand decrease in obsolescence charges as we did not discontinue or make plans to discontinue, any product during the fiscal year ended March 31, 2014. The product gross profit percentage increased by one percentage point to 78% during the fiscal year ended March 31, 2014 as compared to the same period in the prior year. Average headcount in cost of product revenue was 32 and 29 for the years ended March 31, 2014 and 2013, respectively.
Service. The 18%, or $5.0 million, increase in cost of service revenue was primarily due to a $3.5 million increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased share-based compensation and increased incentive compensation. In addition, there was a $889 thousand increase in cost of materials used to support customers under service contracts, a $320 thousand increase in software licenses, a $266 thousand increase in travel expenses, and a $200 thousand increase in allocated overhead. These increases were partially offset by a $348 thousand decrease in consulting expenses. The service gross profit percentage decreased by two percentage points to 79% for the fiscal year ended March 31, 2014 when compared to the fiscal year ended March 31, 2013. The 4%, or $5.5 million, increase in service gross profit corresponds with the 7%, or $10.6 million, increase in service revenue, offset by the 18%, or $5.0 million, increase in cost of services. Average headcount in cost of service revenue was 146 and 132 for the years ended March 31, 2014 and 2013, respectively.
Gross profit. Our gross profit increased 13%, or $35.6 million. This increase is attributable to our increase in revenue of 13%, or $46.1 million, partially offset by a $10.5 million, or 14%, increase in cost of revenue. The gross margin percentage remained flat at 79% during the fiscal year ended March 31, 2014 when compared to the same period in the prior year. Overall we expect our gross margin percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2014		2013
		% of Revenue		% of Revenue	$	%
Research and development	$70,454	18%	$61,546	18%	$8,908	14%
Sales and marketing	129,611	32	116,807	33	12,804	11%
General and administrative	30,623	8	29,718	8	905	3%
Amortization of acquired intangible assets	3,432	1	2,877	1	555	19%
Restructuring charges	—	—	1,065	—	(1,065)	(100)%
Total operating expenses	$234,120	59%	$212,013	60%	$22,107	10%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 14%, or $8.9 million, increase in research and development expenses is due to a $6.4 million increase in employee related expenses resulting in part from increased headcount as well as from increased share-based compensation and increased incentive compensation, an $818 thousand increase in non-recurring engineering expenses, an $804 thousand increase in depreciation expense, a $493 thousand increase in temporary hire expenses, a $358 thousand increase in travel expense, a $285 thousand increase in software licenses, a $222 thousand increase in computer supplies and a $183 thousand increase in research and development supplies. These expenses were partially offset by a $728 thousand decrease in deal related compensation related to the acquisition of Simena and a $197 thousand decrease in meeting expenses. Average headcount in research and development was 352 and 338 for the fiscal years ended March 31, 2014 and 2013, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 11%, or $12.8 million, increase in total sales and marketing expenses was due to $6.0 million increase in employee related expenses resulting in part from increased headcount as well as from increased share-based compensation and increased incentive compensation, a $5.1 million increase in commissions due to an increase in higher quota attainment and special incentive programs related to the nGeniusOne product introduction during the fiscal year ended March 31, 2014 as compared to the fiscal year ended March 31, 2013. In addition, there was a $957 thousand increase in trade show expenses, a $916 thousand increase in travel expenses, a $437 thousand increase in marketing related expenses, a $295 thousand increase allocated overhead, a $292 thousand increase related to the NetScout user conference, and a $180 thousand increase in consulting expenses. These expenses were partially offset by a $524 thousand decrease in recruitment expenses, a $495 thousand decrease in depreciation expense, a $352 thousand decrease in sales meeting expenses, a $326 thousand decrease in temporary help, and a $298 thousand decrease in employee training expenses. Average headcount in sales and marketing was 358 and 340 for the fiscal years ended March 31, 2014 and 2013, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 3%, or $905 thousand, increase in general and administrative expenses was due to a $1.7 million increase in employee related expenses as a result of increased headcount as well as from increased share-based compensation and increased incentive compensation, a $282 thousand increase in tax and accounting related services, a $169 thousand increase in office expenses, a $153 thousand increase in compensation for post combination services, and a $122 thousand increase in expenses for software licenses. These increases were partially offset by a $1.1 million decrease in business development expenses, and a $294 thousand decrease in bad debt expense. Average headcount in general and administrative was 118 and 115 for the fiscal years ended March 31, 2014 and 2013, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto, Simena, Replay, Psytechnics and Network General Central Corporation (Network General).

The 19%, or $555 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of ONPATH and Accanto.
Restructuring charges. During the fiscal year ended March 31, 2013, we restructured part of our international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition. As a result, we recorded $1.2 million of restructuring charges during the fiscal year ended March 31, 2013 related to severance costs.
Overall, in future periods we expect our operating margin to remain consistent with historical ranges.
Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2014		2013
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(158)	—%	$(793)	—%	$635	80%
The 80%, or $635 thousand, decrease in interest and other income (expense), net was primarily due to a $523 thousand decrease in interest expense due to the repayment of our outstanding debt during the fiscal year ended March 31, 2013, as well as a $315 thousand decrease in foreign currency exchange expense. These decreases to interest and other expense, net were partially offset by a $199 thousand decrease in interest income received on investments.
Income Tax Expense
The annual effective tax rate for fiscal year 2014 is 36.9%, compared to an annual effective tax rate of 36.3% for fiscal year 2013. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. Our effective tax rate for the fiscal year ended March 31, 2014 is higher than the comparable prior year period primarily due to the exclusion of certain foreign losses for which a benefit cannot be realized, offset by decreases to the state tax rate and income generated in jurisdictions that have a lower tax rate than the statutory U.S. rate.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2014		2013
		% of Revenue		% of Revenue	$	%
Income tax expense	$28,750	7%	$23,127	7%	$5,623	24%

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
Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
Indirect	$172,136	49%	$166,483	54%	$5,653	3%
Direct	178,414	51%	142,196	46%	36,218	25%
Total revenue	$350,550	100%	$308,679	100%	$41,871	14%
The 3%, or $5.7 million, increase in indirect channel revenue is the result of the increase in sales in Europe to our service provider customers. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 25%, or $36.2 million, increase in direct revenue is the result of increased domestic revenue from our service provider and domestic general enterprise customers.

Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2013		2012
		% of Revenue		% of Revenue	$	%
United States	$262,020	75%	$230,359	75%	$31,661	14%
International:
Europe	42,884	12	32,998	10	9,886	30%
Asia	18,107	5	17,637	6	470	3%
Rest of the world	27,539	8	27,685	9	(146)	(1)%
Subtotal international	88,530	25	78,320	25	10,210	13%
Total revenue	$350,550	100%	$308,679	100%	$41,871	14%
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

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2013		2012		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$45,752	13%	$39,271	13%	$6,481	17%
Service	28,256	8	26,401	8	1,855	7%
Total cost of revenue	$74,008	21%	65,672	21%	8,336	13%
Gross profit:
Product $	$152,997	44%	$128,870	42%	24,127	19%
Product gross profit %	77%		77%		—%
Service $	123,545	35%	114,137	37%	9,408	8%
Service gross profit %	81%		81%		—%
Total gross profit $	$276,542		$243,007		$33,535	14%
Total gross profit %	79%		79%		—%
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

Service. The 7%, or $1.9 million, increase in cost of service revenue was primarily due to a $1.7 million increase in employee related expenses resulting from increased headcount to support our growing installed base as well as increased incentive compensation. The 8%, or $9.4 million, increase in service gross profit corresponds with the 8%, or $11.3 million, increase in service revenue, offset by the 7%, or $1.9 million, increase in cost of services. The service gross profit percentage remained flat at 81% for the fiscal year ended March 31, 2013 when compared to the same period in the prior year. Average headcount in cost of service revenue was 132 and 125 for the years ended March 31, 2013 and 2012, respectively.
Gross profit. Our gross profit increased 14%, or $33.5 million. This increase is attributable to our increase in revenue of 14%, or $41.9 million, offset by a $8.3 million, or 13%, increase in cost of revenue. The gross margin percentage remained flat at 79% during the fiscal year ended March 31, 2013 when compared to the same period in the prior year.
Operating Expenses

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
The 7%, or $7.2 million, increase in total sales and marketing expenses was due to a $2.3 million increase in employee related expenses due to increased headcount, a $1.6 million increase in marketing related expenses, a $1.1 million increase in sales meeting costs, a $1.0 million increase in depreciation expense, a $891 thousand increase in expenses related to the NetScout user conference as this was not held during the fiscal year ended March 31, 2012, a $581 thousand increase in recruitment and a $534 thousand increase in employee training. Average headcount in sales and marketing was 340 and 317 for the fiscal years ended March 31, 2013 and 2012, respectively.
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

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2013		2012		Change
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(793)	—%	$(2,765)	(1)%	$1,972	71%
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

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2013		2012		Change
		% of Revenue		% of Revenue	$	%
Income tax expense	$23,127	7%	$18,490	6%	$4,637	25%
Contractual Obligations
As of March 31, 2014, we had the following contractual obligations:
Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$6,912	$6,912	$—	$—	$—
Operating lease obligations (1)	34,166	5,797	10,080	6,961	11,328
Contingent purchase consideration	4,291	—	—	4,291	—
Retirement obligations	1,604	233	441	456	474
Total contractual obligations	$46,973	$12,942	$10,521	$11,708	$11,802

As of March 31, 2014, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $502 thousand. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. We have also excluded long-term deferred revenue of $24.6 million as such amounts will be recognized as services are provided.

(1)	We lease facilities and certain equipment under operating lease agreements extending through September 2023 for a total of $34.2 million.
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
We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At March 31, 2014, the present value of the future consideration was $4.3 million and the contractual non-compliance liability was $49 thousand.
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
Liquidity and Capital Resources
Substantially all of our cash, cash equivalents and marketable securities are located in the United States. Cash, cash equivalents, and marketable securities consist of the following:

	As of March 31, (Dollars in Thousands)
	2014	2013	2012
Cash and cash equivalents	$102,076	$99,930	$117,255
Short-term marketable securities	75,234	37,338	79,617
Long-term marketable securities	41,484	16,823	16,644
Cash, cash equivalents and marketable securities	$218,794	$154,091	$213,516
Cash, cash equivalents and marketable securities
At March 31, 2014 cash, cash equivalents and marketable securities totaled $218.8 million, up $64.7 million from $154.1 million at March 31, 2013 due primarily to cash flow from operations of $110.9 million, partially offset by $34.3 million of cash used to repurchase shares of our common stock and $13.1 million of cash used for capital expenditures.
Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At March 31, 2014, cash and short-term and long-term investments in the United States was $217.1 million, while cash held offshore was approximately $1.7 million.
Cash and cash equivalents were impacted by the following:

	Year Ending March 31, (Dollars in Thousands)
	2014	2013	2012
Net cash provided by operating activities	$110,946	$95,412	$68,307
Net cash (used in) provided by investing activities	$(76,581)	$(21,742)	$9,208
Net cash used in financing activities	$(31,963)	$(91,004)	$(27,418)
Net cash provided by operating activities.
Fiscal year 2014 compared to fiscal year 2013
Cash provided by operating activities was $110.9 million during the fiscal year ended March 31, 2014, compared to $95.4 million of cash provided by operating activities in the fiscal year ended March 31, 2013. This $15.5 million increase was due in part to accounts receivable, which had a favorable impact in the fiscal year ended March 31, 2014 as compared to the fiscal year ended March 31, 2013. Accounts receivable days sales outstanding was 47 days at March 31, 2014 compared to 68 days at March 31, 2013. In addition, there was an $8.5 million increase in profitability, a $5.3 million favorable impact from deferred revenue due to increased sales of our products, a $3.8 million increase from accounts payable, a $3.3 million increase from share-based compensation, a $1.3 million increase from deferred income taxes and a $563 thousand increase from income taxes payable. These increases were offset by an $8.2 million decrease as a result of an increase in inventory balances to support increases in sales volume, an $8.2 million decrease from prepaid expenses and other assets largely due to a $5.6 million increase from prepaid income taxes and $1.2 million from an increase in prepaid royalties, and a $4.0 million decrease from accrued compensation and other expenses during the fiscal year ended March 31, 2014 when compared to the fiscal year ended March 31, 2013 largely due to the timing of accruals and payments for incentive compensation as a result of an increase in the payout for fiscal year 2013 incentive compensation during the fiscal year ended March 31, 2014 as compared to the payout for the fiscal year 2012 during the fiscal year ended March 31, 2013, as well as severance activities related to restructuring.
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
Net cash (used in) provided by investing activities.

	Year Ending March 31, (Dollars in Thousands)
	2014	2013	2012
Cash (used in) provided by investment activities included the following:
Purchase of marketable securities	$(128,122)	$(121,133)	$(117,682)
Proceeds from maturity of marketable securities	65,570	163,416	184,899
Purchase of fixed assets	(13,066)	(11,671)	(11,088)
Purchase of intangible assets	(1,086)	(277)	(200)
Acquisition of businesses, net of cash acquired	—	(51,273)	(46,721)
Increase in deposits	123	(804)	—
	$(76,581)	$(21,742)	$9,208
Cash used in investing activities increased by $54.8 million to $76.6 million during the fiscal year ended March 31, 2014, compared to $21.7 million of cash used in investing activities during the fiscal year ended March 31, 2013. Cash used for investing activities was $21.7 million during the fiscal year ended March 31, 2013, compared to $9.2 million of cash provided by investing activities during the fiscal year ended March 31, 2012.
During the fiscal years ended March 31, 2013 and 2012, we paid $51.3 million and $46.7 million for acquisitions, respectively.
Net cash flow relating to the purchase and sales of marketable securities was down $104.8 million during the fiscal year ended March 31, 2014 when compared to the fiscal year ended March 31, 2013 as we invested our operating cash flow in securities as opposed to funding acquisitions. Net inflow relating to the purchase and sales of marketable securities was down $24.9 million during the fiscal year ended March 31, 2013 when compared to the fiscal year ended March 31, 2012 relating to the amount of investments held at each balance sheet date. In addition, during the fiscal year ended March 31, 2013, redemptions by the issuers for our remaining auction rate securities totaling $19.3 million were settled. As a result of the settlements, we reversed the remaining valuation reserve of $190 thousand. We held no investments in auction rate securities at March 31, 2014 and March 31, 2013.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2015.
Purchases of intangible assets increased by $809 thousand during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. During the fiscal year ended March 31, 2014, we acquired certain rights to Accanto software for $500 thousand not previously purchased as part of the acquisition transaction in fiscal year 2013. In addition, we made an agreement to acquire a technology license for $300 thousand.

Net cash used in financing activities.

	Year Ending March 31, (Dollars in Thousands)
	2014	2013	2012
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$812	$575	$473
Payment of contingent consideration	(841)	(4,038)	(846)
Treasury stock repurchases	(34,322)	(27,448)	(20,595)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	60,691
Repayment of long-term debt	—	(62,000)	(68,106)
Excess tax benefit from share-based compensation awards	2,388	1,907	965
	$(31,963)	$(91,004)	$(27,418)
Cash used in financing activities was down $59.0 million to $32.0 million during the fiscal year ended March 31, 2014, compared to $91.0 million of cash used in financing activities during the fiscal year ended March 31, 2013.
During the fiscal year ended March 31, 2013, we paid down our outstanding credit facility in the amount of $62.0 million. As of March 31, 2014, there were no amounts outstanding under this credit facility. During the fiscal year ended March 31, 2012, we repaid $7.4 million under the terms of our previous credit facility.
During the fiscal years ended March 31, 2014, 2013 and 2012, we paid $841 thousand, $4.0 million and $846 thousand, respectively, related to the contingent purchase consideration related to the acquisition of Simena.
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to four million shares with cash from operations. We repurchased 1,000,407 shares for $28.8 million, 999,499 shares for $23.5 million and 1,270,000 shares for $16.2 million under this program during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. On April 22, 2014, Netscout's Board of Directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. In addition, in connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 216,198 shares for $5.5 million, 169,531 for $3.9 million and 216,882 shares for $4.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2014, 2013 and 2012. Future repurchases of shares will reduce our cash balances.
We generated $2.4 million, $1.9 million and $965 thousand during the fiscal years ended March 31, 2014, 2013 and 2012, respectively, of excess tax benefits from share-based compensation awards.
Credit Facility
On November 22, 2011, we entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016. At March 31, 2014 there were no amounts outstanding under the credit facility.
Expectations for Fiscal Year 2015
We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In addition, we expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions. Capital expenditures in our fiscal year 2015 are currently anticipated to be in line with previous years’ trend.

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
Recent Accounting Standards
We have reviewed and considered recent accounting pronouncements through Accounting Standards Update 2014-07 and believe there are none that could potentially have a material impact on our financial condition, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At March 31, 2014 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
As of March 31, 2014, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2014 resulted in a liability balance of $139 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $368 thousand reflecting favorable rates in comparison to current market rates. As of March 31, 2013, we had foreign currency forward contracts with notional amounts totaling $17.1 million. The valuation of outstanding foreign currency forward contracts at March 31, 2013 resulted in a liability balance of $249 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $71 thousand reflecting favorable rates in comparison to current market rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the year ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 1992. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at page F-2 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions “Directors and Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “The Board of Directors and its Committees” and “Corporate Governance” in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than 120  days after the end of the fiscal year and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption “Compensation and Other Information Concerning Directors and Executive Officers” in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions “Director Independence,” “Employment and Other Agreements” and “Transactions with Related Persons” in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included under the captions “Auditors Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Non-Audit Services” in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets as of March 31, 2014 and 2013	F-3

		Consolidated Statements of Operations for the Years Ended March 31, 2014, 2013 and 2012	F-4

		Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2014, 2013 and 2012	F-5

		Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2014, 2013 and 2012	F-6

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2014, 2013 and 2012	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

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

Date: May 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 20, 2014
Anil K. Singhal

/S/ JEAN BUA	Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 20, 2014
Jean Bua

/S/ VICTOR A. DEMARINES	Director	May 20, 2014
Victor A. DeMarines

/S/ JOHN R. EGAN	Director	May 20, 2014
John R. Egan

/S/ JOSEPH G. HADZIMA, JR.	Director	May 20, 2014
Joseph G. Hadzima, Jr.

/S/ VINCENT J. MULLARKEY	Director	May 20, 2014
Vincent J. Mullarkey

/S/ STEPHEN PEARSE	Director	May 20, 2014
Stephen Pearse

/S/ ROBERT E. DONAHUE	Director	May 20, 2014
Robert E. Donahue

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NetScout Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
May 20, 2014

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$102,076	$99,930
Marketable securities	75,234	37,338
Accounts receivable, net of allowance for doubtful accounts of $313 and $971 at March 31, 2014 and 2013, respectively	60,518	73,900
Inventories	12,580	7,563
Prepaid income taxes	1,012	—
Deferred income taxes	15,846	9,538
Prepaid expenses and other current assets	11,496	9,043
Total current assets	278,762	237,312
Fixed assets, net	23,098	19,678
Goodwill	203,446	202,453
Intangible assets, net	58,513	63,827
Deferred income taxes	—	9,211
Long-term marketable securities	41,484	16,823
Other assets	2,460	2,872
Total assets	$607,763	$552,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,541	$10,161
Accrued compensation	34,901	31,585
Accrued other	6,430	8,256
Income taxes payable	791	114
Deferred revenue	109,301	95,055
Total current liabilities	162,964	145,171
Other long-term liabilities	2,370	2,249
Deferred tax liability	2,757	941
Accrued long-term retirement benefits	1,581	1,757
Long-term deferred revenue	24,639	25,907
Contingent liabilities, net of current portion	4,291	4,248
Total liabilities	198,602	180,273
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2014 and 2013	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 49,922,959 and 49,007,491 shares issued and 41,165,784 and 41,466,921 shares outstanding at March 31, 2014 and 2013, respectively	50	49
Additional paid-in capital	273,574	253,202
Accumulated other comprehensive income	2,772	671
Treasury stock at cost, 8,757,175 and 7,540,570 shares at March 31, 2014 and 2013, respectively	(117,802)	(83,480)
Retained earnings	250,567	201,461
Total stockholders’ equity	409,161	371,903
Total liabilities and stockholders’ equity	$607,763	$552,176

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012
Revenue:
Product	$234,268	$198,749	$168,141
Service	162,379	151,801	140,538
Total revenue	396,647	350,550	308,679
Cost of revenue:
Product	51,219	45,752	39,271
Service	33,294	28,256	26,401
Total cost of revenue	84,513	74,008	65,672
Gross profit	312,134	276,542	243,007
Operating expenses:
Research and development	70,454	61,546	49,478
Sales and marketing	129,611	116,807	109,624
General and administrative	30,623	29,718	27,488
Amortization of acquired intangible assets	3,432	2,877	2,131
Restructuring charges	—	1,065	603
Total operating expenses	234,120	212,013	189,324
Income from operations	78,014	64,529	53,683
Interest and other expense, net:
Interest income	309	508	419
Interest expense	(768)	(1,291)	(1,766)
Other income (expense), net	301	(10)	(728)
Loss on extinguishment of debt	—	—	(690)
Total interest and other expense, net	(158)	(793)	(2,765)
Income before income tax expense	77,856	63,736	50,918
Income tax expense	28,750	23,127	18,490
Net income	$49,106	$40,609	$32,428
Basic net income per share	$1.19	$0.97	$0.77
Diluted net income per share	$1.17	$0.96	$0.76
Weighted average common shares outstanding used in computing:
Net income per share—basic	41,366	41,665	42,035
Net income per share—diluted	41,955	42,322	42,750
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended March 31,
	2014	2013	2012
Net income	$49,106	$40,609	$32,428
Other comprehensive income:
Cumulative translation adjustments	1,887	460	(385)
Changes in market value of investments:
Changes in unrealized gains, net of taxes of $0, $73 and $810	5	109	1,357
Total net change in market value of investments	5	109	1,357
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $33, ($146) and ($129)	62	(258)	(210)
Reclassification adjustment for net gains included in net income, net of taxes of $62, $91 and $78	147	148	126
Total net change in market value of derivatives	209	(110)	(84)
Other comprehensive income	2,101	459	888
Comprehensive income	$51,207	$41,068	$33,316
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2011	47,441,879	$47	$227,201	$(676)	4,884,658	$(35,437)	$128,424	$319,559

Net Income							32,428	32,428
Unrealized net investment gains				1,357				1,357
Unrealized net losses on derivative financial instruments				(84)				(84)
Cumulative translation adjustments				(385)				(385)
Issuance of common stock pursuant to exercise of options	84,502	—	472					472
Issuance of common stock pursuant to vesting of restricted stock units	659,350	1						1
Stock-based compensation expense for restricted stock units granted to employees			8,651					8,651
Repurchase of treasury stock					1,486,882	(20,595)		(20,595)
Tax benefits of disqualifying dispositions of incentive stock options			965					965
Balance, March 31, 2012	48,185,731	48	237,289	212	6,371,540	(56,032)	160,852	342,369

Net Income							40,609	40,609
Unrealized net investment gains				109				109
Unrealized net losses on derivative financial instruments				(110)				(110)
Cumulative translation adjustments				460				460
Issuance of common stock pursuant to exercise of options	86,892	—	574					574
Issuance of common stock pursuant to vesting of restricted stock units	549,932	1						1
Stock-based compensation expense for restricted stock units granted to employees			8,887					8,887
Issuance of common stock under employee stock plan	184,936		4,545					4,545
Repurchase of treasury stock					1,169,030	(27,448)		(27,448)
Tax benefits of disqualifying dispositions of incentive stock options			1,907					1,907
Balance, March 31, 2013	49,007,491	49	253,202	671	7,540,570	(83,480)	201,461	371,903

Net Income							49,106	49,106
Unrealized net investment gains				5				5
Unrealized net gains on derivative financial instruments				209				209
Cumulative translation adjustments				1,887				1,887
Issuance of common stock pursuant to exercise of options	117,650	—	811					811
Issuance of common stock pursuant to vesting of restricted stock units	635,254	1						1
Stock-based compensation expense for restricted stock units granted to employees			12,178					12,178
Issuance of common stock under employee stock purchase plan	162,564		4,995					4,995
Repurchase of treasury stock					1,216,605	(34,322)		(34,322)
Tax benefits of disqualifying dispositions of incentive stock options			2,388					2,388
Balance, March 31, 2014	49,922,959	$50	$273,574	$2,772	8,757,175	$(117,802)	$250,567	$409,161

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$49,106	$40,609	$32,428
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	18,260	17,464	16,642
Loss on extinguishment of debt	—	—	553
Loss on disposal of fixed assets	39	104	168
Deal related compensation expense and accretion charges	151	263	106
Share-based compensation expense associated with equity awards	12,930	9,591	8,651
Net change in fair value of contingent and contractual liabilities	(303)	466	—
Deferred income taxes	5,214	3,909	5,437
Other gains	(86)	(3)	(53)
Changes in assets and liabilities
Accounts receivable	13,451	82	(3,997)
Inventories	(6,798)	1,433	(892)
Prepaid expenses and other assets	(2,841)	5,391	(875)
Accounts payable	1,498	(2,345)	(2,195)
Accrued compensation and other expenses	6,734	10,739	1,637
Contingent liabilities	—	—	389
Income taxes payable	677	114	—
Deferred revenue	12,914	7,595	10,308
Net cash provided by operating activities	110,946	95,412	68,307
Cash flows from investing activities:
Purchase of marketable securities	(128,122)	(121,133)	(117,682)
Proceeds from maturity of marketable securities	65,570	163,416	184,899
Purchase of fixed assets	(13,066)	(11,671)	(11,088)
Purchase of intangible assets	(1,086)	(277)	(200)
Acquisition of businesses, net of cash acquired	—	(51,273)	(46,721)
Decrease (increase) in deposits	123	(804)	—
Net cash (used in) provided by investing activities	(76,581)	(21,742)	9,208
Cash flows from financing activities:
Issuance of common stock under stock plans	812	575	473
Payment of contingent consideration	(841)	(4,038)	(846)
Treasury stock repurchases	(34,322)	(27,448)	(20,595)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	60,691
Repayment of long-term debt	—	(62,000)	(68,106)
Excess tax benefit from share-based compensation awards	2,388	1,907	965
Net cash used in financing activities	(31,963)	(91,004)	(27,418)
Effect of exchange rate changes on cash and cash equivalents	(256)	9	(10)
Net (decrease) increase in cash and cash equivalents	2,146	(17,325)	50,087
Cash and cash equivalents, beginning of year	99,930	117,255	67,168
Cash and cash equivalents, end of year	$102,076	$99,930	$117,255
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$325	$1,253
Cash paid for income taxes	$21,456	$13,326	$13,163
Non-cash transactions:
Transfers of inventory to fixed assets	$1,781	$583	$1,910
Additions to property, plant and equipment included in accounts payable	$124	$154	$569
Fair value of contingent consideration related to acquisitions, included in contingent liabilities	$—	$—	$8,000
Debt issuance costs settled through the issuance of additional debt	$—	$—	$1,184
Interest settled through issuance of additional debt	$—	$—	$125
Gross (decrease) in contractual liability relating to fair value adjustment	$(197)	$(184)	$(900)
Gross (decrease) increase in contingent consideration liability relating to fair value adjustment	$(106)	$650	$900
Issuance of common stock under employee stock purchase plans	$4,995	$4,545	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – NATURE OF BUSINESS
NetScout Systems, Inc., or NetScout or the Company, is an industry leader for advanced network, application and service assurance solutions, providing high-quality performance analytics and operational intelligence solutions that facilitate the evolution toward new computing paradigms, including virtualization, mobility and cloud. NetScout's products allow our customers to ensure that applications are running smoothly across their networks. NetScout designs, develops, manufactures, markets, licenses, sells and supports products focused on assuring service delivery quality, performance and availability for some of the world’s largest, most demanding and complex internet protocol (IP) based service delivery environments. NetScout manufactures and markets these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers worldwide. NetScout has a single operating segment and substantially all of its identifiable assets are located in the United States.
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
At March 31, 2014 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions.
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
Multi-element arrangements are concurrent customer purchases of a combination of NetScout’s product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, the Company allocates the total arrangement consideration to the multiple elements based on each element’s selling price compared to the total relative selling price of all the elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when VSOE or third party evidence (TPE) does not exist. The Company has established BESP for product elements as the average selling price the element was sold for over the past six quarters, whether sold alone or sold as part of a multiple element transaction. The Company’s internal list price for products, reviewed quarterly by senior management, with consideration in regards to changing factors in its technology and in the marketplace, is generated to target the desired gross margin from sales of product after analyzing historical discounting trends. The Company reviews sales of the product elements on a quarterly basis and updates, when appropriate, its BESP for such elements to ensure that it reflects recent pricing experience. The Company has established VSOE for services related undelivered elements based on historical stand-alone sales.
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
The Company’s product is distributed through its direct sales force and indirect distribution channels through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-in basis; that is, when NetScout delivers the product to the reseller. The Company records consideration given to a reseller as a reduction of revenue to the extent the Company has recorded revenue from the reseller. The Company does not offer contractual rights of return, stock balancing, or price protection to its resellers, and actual product returns from them have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from the resellers. As a result, the Company does not maintain reserves for reseller product returns.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission Expense
The Company recognizes commission expense related to the renewal of maintenance contracts at the time an order is booked. As a result, commission expense can be recognized in full even though the related revenue may not be fully recognized. Base commission expense on product revenue and corresponding new maintenance contracts is recognized in the same period as related product revenue, typically upon shipment.
Uncollected Deferred Product Revenue
Because of NetScout’s revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $9.0 million and $1.0 million at March 31, 2014 and 2013, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2014, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no single indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2013, one direct customer accounted for more than 10% of the accounts receivable balance, while no single indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the fiscal year ended March 31, 2014, one direct customer accounted for more than 10% of total revenue, while no single indirect channel partner accounted for more than 10% of total revenue. During the fiscal years ended March 31, 2013 and 2012, no single direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant failure of its customers to meet their payment obligations nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company’s assumptions are incorrect, there could be an adverse impact on its allowance for doubtful accounts.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Automation. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. Because the Company, and its two reporting units, did not experience any significant adverse changes in their business or reporting structures, the Company performed the qualitative Step 0 assessment. In performing the qualitative Step 0 assessment, the Company considered certain events and circumstances specific to the entity at the reporting unit level, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company completed its annual impairment test of goodwill as of January 31, 2014. No indicators of impairment were noted as of January 31, 2014. Additionally, the market capitalization of the Company as a whole significantly exceeded its carrying value.
Indefinite-lived assets are tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on the Company's qualitative assessment that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required.
NetScout amortizes acquired intangible assets over their estimated useful lives, except for an acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test of the indefinite lived intangible as of January 31, 2014 using the qualitative Step 0 assessment described above, which largely mirrors the Unified Service Delivery goodwill impairment assessment, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were identified as of January 31, 2014.
The Company acquired five companies during the three year period ended March 31, 2014. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets the Company uses a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. The Company is also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and risk adjusted rate of return for a market participant purchasing those relationships.
The acquisition of Simena LLC on November 18, 2011 also contained contingent features based on the ultimate settlement of assets and liabilities acquired as part of the transaction, and the former owners future period of employment with the Company. Contingent consideration accounting requires the Company to estimate the probability of various settlement scenarios, the former owners expected period of employment with NetScout, and a risk adjusted interest rate to present value to the payment streams.
Capitalized Software Development Costs
Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software products are available for first customer shipment. Such costs are amortized using the straight-line method over the estimated economic life of the product, which generally does not exceed three years. Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization included as cost of product revenue was $0 thousand and $51 thousand for the years ended March 31, 2014 and 2013, respectively. The Company did not capitalize any software development costs in the years ended March 31, 2014 and 2013.
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
The Company had a foreign currency gain of $315 thousand, a gain of $3 thousand and a loss of $625 thousand for the years ended March 31, 2014, 2013 and 2012, respectively, and are included in other (income) expense, net.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $2.4 million, $1.1 million and $273 thousand for the years ended March 31, 2014, 2013 and 2012, respectively.
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
Recent Accounting Standards
The Company has reviewed and considered recent accounting pronouncements through Accounting Standards Update 2014-07 and believes there are none that could potentially have a material impact on its financial condition, results of operations or cash flows.
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2014 and 2013.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2014 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$53,854	$26	$53,880
Commercial paper	14,581	—	14,581
Corporate bonds	6,772	1	6,773
Total short-term marketable securities	75,207	27	75,234
U.S. government and municipal obligations	37,875	2	37,877
Corporate bonds	3,611	(4)	3,607
Total long-term marketable securities	41,486	(2)	41,484
Total marketable securities	$116,693	$25	$116,718

The following is a summary of marketable securities held by NetScout at March 31, 2013, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$17,416	$11	$17,427
Commercial paper	12,390	—	12,390
Corporate bonds	2,559	2	2,561
Certificates of deposit	4,960	—	4,960
Total short-term marketable securities	37,325	13	37,338
U.S. government and municipal obligations	14,211	7	14,218
Corporate bonds	2,605	—	2,605
Total long-term marketable securities	16,816	7	16,823
Total marketable securities	$54,141	$20	$54,161
Contractual maturities of the Company’s marketable securities held at March 31, 2014 and March 31, 2013 were as follows (in thousands):

	March 31, 2014	March 31, 2013
Available-for-sale securities:
Due in 1 year or less	$75,234	$37,338
Due after 1 year through 5 years	41,484	16,823
	$116,718	$54,161

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of March 31, 2014 and 2013 (in thousands). The Company has revised the level designation for certain prior year investments to correct an immaterial misstatement.

	Fair Value Measurements at
	March 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$82,079	$19,997	$—	$102,076
U.S. government and municipal obligations	21,992	69,765	—	91,757
Commercial paper	—	14,581	—	14,581
Corporate bonds	10,380	—	—	10,380
Certificate of deposits	—	—	—	—
Derivative financial instruments	—	368	—	368
	$114,451	$104,711	$—	$219,162
LIABILITIES:
Contingent consideration	$—	$—	$(4,291)	$(4,291)
Contingent contractual non-compliance liability	—	—	(49)	(49)
Derivative financial instruments	—	(139)	—	(139)
	$—	$(139)	$(4,340)	$(4,479)

	Fair Value Measurements at
	March 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$99,930	$—	$—	$99,930
U.S. government and municipal obligations	19,288	12,357	—	31,645
Commercial paper	—	12,390	—	12,390
Corporate bonds	5,166	—	—	5,166
Certificate of deposits	—	4,960	—	4,960
Derivative financial instruments	—	71	—	71
	$124,384	$29,778	$—	$154,162
LIABILITIES:
Contingent consideration	$—	$—	$(5,087)	$(5,087)
Contingent contractual non-compliance liability	—	—	(246)	(246)
Derivative financial instruments	—	(249)	—	(249)
	$—	$(249)	$(5,333)	$(5,582)

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
The Company’s contingent purchase consideration and contingent contractual non-compliance liability at March 31, 2014 and 2013 were classified as Level 3 in the fair value hierarchy. They are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. The Company has elected to account for the contractual non-compliance liability at fair value. This election has been made as both contingent liabilities are related. The fair value election created parity between the two items during the settlement period. These liabilities are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2014 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at March 31, 2013	$(5,087)	$(246)
(Increase) / decrease in fair value and accretion expense (included within research and development expense)	(45)	197
Payments	841	—
Balance at March 31, 2014	$(4,291)	$(49)

The Company has updated the probabilities used in the fair value calculation of the contingent liabilities at March 31, 2014 which reduced the liability by $303 thousand and is included as part of earnings for the fiscal year ended March 31, 2014. The fair value of the contingent purchase consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate, and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the fiscal year ended March 31, 2014 was $151 thousand and was included as part of earnings.
During the fiscal year ended March 31, 2014, $841 thousand related to the contingent purchase consideration as part of the acquisition of Simena was paid to the former owner.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS (Continued)

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the year ended March 31, 2013 (in thousands):

	Auction Rate Securities	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at March 31, 2012	$1,461	$(8,213)	$(700)
(Increase) / decrease in fair value and accretion expense (included within research and development expense)	—	(912)	184
ARSs redeemed by issuers at par	(1,650)	—	—
Unrealized gains included in accumulated other comprehensive income	190	—	—
Unrealized gain (loss) included in earnings	(1)	—	—
Payments	—	4,038	270
Balance at March 31, 2013	$—	$(5,087)	$(246)
The Company had updated the probabilities used in the fair value calculation of the contingent liabilities at March 31, 2013 which resulted in an additional liability of $466 thousand included as part of earnings for the fiscal year ended March 31, 2013. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate, a stay period of two or three years and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability.  Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the fiscal year ended March 31, 2013 was $263 thousand and was included as part of earnings.

During the fiscal year ended March 31, 2013, $4.0 million related to the contingent purchase consideration as part of the acquisition of Simena was paid to the former owner.

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	March 31,
	2014	2013
Raw materials	$6,025	$3,986
Work in process	161	272
Finished goods	6,394	3,305
	$12,580	$7,563
NOTE 6 – FIXED ASSETS
Fixed assets consist of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2014	2013
Furniture and fixtures	3-7	$3,693	$3,337
Computer equipment and internal use software	3-5	62,045	52,170
Demonstration and spare part units	2	10,755	8,041
Leasehold improvements (1)	up to 12	13,141	11,920
		89,634	75,468
Less – accumulated depreciation		(66,536)	(55,790)
		$23,098	$19,678
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $11.4 million, $9.8 million and $9.6 million for the years ended March 31, 2014, 2013 and 2012, respectively.
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
$36,800

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $17.5 million from the ONPATH acquisition was included within the Company’s existing Unified Service Delivery reporting unit and $2.4 million was included within the Test Automation reporting unit. Both reporting units resulting from the acquisition of ONPATH were included in the Company’s annual impairment review on January 31, 2014.
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
Simena
On November 18, 2011, the Company completed the acquisition of Simena, LLC (Simena), an established provider of high performance, low-latency IP packet flow-based network monitoring switching technology. The Company paid the sellers $10.1 million at closing and became obligated to pay the seller up to $10.8 million in additional purchase consideration subject to adjustment based on the final determination of certain assets and liabilities.
The contingent liability was recorded at its fair value of $8.0 million at the acquisition date. The Company has re-measured the fair value at March 31, 2014 and will re-measure the fair value of the consideration at each subsequent reporting period and recognize any adjustment to fair value as part of earnings.
Replay
On October 3, 2011, the Company completed the acquisition of Fox Replay BV (Replay), a leading provider of session reconstruction and replay technology, for $20.2 million in cash.
Psytechnics
On April 1, 2011, the Company completed the acquisition of Psytechnics, Ltd. (Psytechnics), a supplier of voice video network monitoring software. The total purchase price of $17.0 million consisted entirely of cash consideration.

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
The pro forma results for the years ended March 31, 2013 and 2012 primarily include adjustments for amortization of intangible assets. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.
During the fiscal year ended March 31, 2014, the Company has recorded $12.9 million of revenue directly attributable to ONPATH and Accanto within its consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Automation. As of March 31, 2014 and March 31, 2013, goodwill attributable to the Unified Service Delivery reporting unit was $201.0 million and $199.5 million, respectively. Goodwill attributable to the Test Automation reporting unit was $2.4 million and $3.0 million as of March 31, 2014 and March 31, 2013, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2014. No indicators of impairment were noted at that time. Additionally, the market capitalization of the Company as a whole significantly exceeded its carrying value.
The changes in the carrying amounts of goodwill for the fiscal years ended March 31, 2014 and 2013 are due to the addition of goodwill resulting from acquisitions, purchase accounting adjustments and the impact of foreign currency translation adjustments related to asset balances that are recorded currencies other than the U.S. Dollar.

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2014 and 2013 are as follows (in thousands):

Balance as of March 31, 2012	$170,384
Goodwill recorded in connection with business acquisitions	31,747
Foreign currency translation impact	322
Balance as of March 31, 2013	$202,453
Purchase accounting adjustments	(665)
Foreign currency translation impact	1,658
Balance as of March 31, 2014	$203,446

Intangible Assets
The net carrying amounts of intangible assets were $58.5 million and $63.8 million as of March 31, 2014 and 2013, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the fiscal year ended March 31, 2014, the Company acquired certain rights to Accanto software not previously purchased as part of the acquisition transaction in fiscal year 2013 for $500 thousand.  This amount is included within developed technology as of March 31, 2014 and will be amortized using the economic benefit period over 6.3 years.
During the fiscal year ended March 31, 2014, the Company made an agreement to acquire a technology license for $300 thousand. This amount is included within developed technology as of March 31, 2014 and will be amortized using the economic benefit period over 3.0 years.
The Company completed its annual impairment test of the indefinite lived intangible as of January 31, 2014, using the qualitative Step 0 assessment described above which largely mirrors the Unified Service Delivery goodwill impairment assessment, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were observed as of January 31, 2014. As such the Company concluded the indefinite lived intangible was not impaired.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets as of March 31, 2014 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$31,946	$(23,524)	$8,422
Customer relationships	38,801	(14,046)	24,755
Distributor relationships	2,014	(568)	1,446
Core technology	7,572	(2,701)	4,871
Non-compete agreements	355	(295)	60
Other	769	(410)	359
	$81,457	$(41,544)	$39,913
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
Amortization of software and core technology included as cost of product revenue was $3.3 million, $4.5 million and $4.7 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Amortization of other intangible assets included as operating expense was $3.6 million, $3.1 million and $2.2 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.
The following is the expected future amortization expense as of March 31, 2014 for the years ended March 31 (in thousands):

2015	$7,205
2016	6,636
2017	6,023
2018	5,134
2019	4,112
Thereafter	10,803
Total	$39,913

The weighted average amortization period of acquired software and core technology is 6.7 years. The weighted average amortization period for customer relationships is 13.3 years. The weighted average amortization period for amortizing all intangible assets is 10.1 years.

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of March 31, 2014 and 2013 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Derivatives Designated as Hedging Instruments:
Forward contracts	$17,483	$17,071	$368	$71	$139	$249

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations as of March 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2014	2013	Location	2014	2013	Location	2014	2013
Forward contracts	$95	$(404)	Research and development	$(373)	$(307)	Research and development	$245	$152
			Sales and marketing	164	68	Sales and marketing	1	(4)
	$95	$(404)		$(209)	$(239)		$246	$148

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

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
The following table provides a summary of the activity related to these restructuring plans and the related liability included as accrued compensation on the Company’s consolidated balance sheet (in thousands):

Employee Severance
Balance at March 31, 2012	$360
Restructuring charges to operations	1,140
Other adjustments	(87)
Cash payments	(503)
Balance at March 31, 2013	$910
Other adjustments	(49)
Cash payments	(790)
Balance at March 31, 2014	$71

The balance is expected to be paid in full by December 31, 2014.
NOTE 11 – LONG-TERM DEBT
On October 29, 2012, the Company paid down its outstanding balance in the amount of $62.0 million on its credit facility. As of March 31, 2014, there were no amounts outstanding under this credit facility.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 11 – LONG-TERM DEBT (Continued)

The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of March 31, 2014, the Company was in compliance with all of these covenants.
NOTE 12 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Year Ended March 31,
	2014	2013	2012
Numerator:
Net income	$49,106	$40,609	$32,428
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	41,366	41,665	42,035
Dilutive common equivalent shares:
Weighted average stock options	54	122	154
Weighted average restricted stock units	535	535	561
Denominator for diluted net income per share - weighted average shares outstanding	41,955	42,322	42,750
Net income per share:
Basic net income per share	$1.19	$0.97	$0.77
Diluted net income per share	$1.17	$0.96	$0.76

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Year Ended March 31,
	2014	2013	2012
Restricted stock units	—	41	82
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 13 – TREASURY STOCK
On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through March 31, 2014, the Company had repurchased a total of 3,756,700 shares of common stock through the open market stock repurchase program. The Company repurchased 1,000,407 shares for $28.8 million, 999,499 shares for $23.5 million and 1,270,000 shares for $16.2 million under the program during the fiscal years ended March 31, 2014, 2013 and 2012.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 216,198 shares for $5.5 million, 169,531 shares for $3.9 million and 216,882 shares for $4.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2014, 2013 and 2012. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
NOTE 14 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 in any calendar year. Under the ESPP, shares of the company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 of each year. During the fiscal year ended March 31, 2014, employees purchased 162,564 shares under the ESPP with a weighted average purchase price per share of $30.72. As of March 31, 2014, 2,152,500 shares were available for future issuance under the ESPP.
1999 Stock Option and Incentive Plan
In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (1999 Stock Option Plan). The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. As of March 31, 2014, options to purchase an aggregate of 31,350 shares of common stock at a weighted average exercise price of $5.87 per share were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.
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

for issuance by 8,000,000 shares. A total of 13,000,000 shares are reserved for issuance under the Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Shares withheld to cover tax liabilities of restricted stock unit grants will be restored to the available reserve on the 2 for 1 amount. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan on or after March 31, 2011. As of March 31, 2014, an aggregate of 1,738,299 equity awards were outstanding under the Amended 2007 Plan.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its directors during fiscal years 2014, 2013 and 2012, and an annualized forfeiture rate of 10% for awards granted to its senior executives and remaining employees during fiscal years 2014, 2013 and 2012.
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Year Ended March 31,
	2014	2013	2012
Cost of product revenue	$228	$235	$192
Cost of service revenue	741	342	227
Research and development	4,361	2,944	2,486
Sales and marketing	3,791	3,035	3,052
General and administrative	3,809	3,024	2,745
	$12,930	$9,580	$8,702

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – STOCK PLANS (Continued)

Transactions under the 1999 Stock Option Plan and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2014, 2013 and 2012 are summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2011	325,519	$6.35	1,418,859	$12.35
Granted	—	—	1,071,131	13.36
Exercised (Options)/Issued (RSU’s)	(84,502)	5.58	(659,350)	11.26
Canceled	(125)	5.26	(75,315)	13.60
Outstanding – March 31, 2012	240,892	$6.63	1,755,325	$13.33
Granted	—	—	764,893	24.19
Exercised (Options)/Issued (RSU’s)	(86,892)	6.62	(549,932)	12.52
Canceled	—	—	(99,460)	16.10
Outstanding – March 31, 2013	154,000	$6.63	1,870,826	$17.85
Granted	—	—	602,359	25.75
Exercised (Options)/Issued (RSU’s)	(117,650)	6.91	(635,254)	25.35
Canceled	(5,000)	3.76	(99,632)	17.61
Outstanding – March 31, 2014	31,350	$5.87	1,738,299	$20.95
As of March 31, 2014, there were 7,029,270 shares of common stock available for grant under the 2007 Plan.
Shares issued upon exercise of options are issued from new shares of the Company. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2007 Plan.
The aggregate intrinsic values of stock options and restricted stock units as of March 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Total intrinsic value of stock options exercised	$756	$2,763	$3,303
Total fair value of restricted stock unit awards vested	$65,433	$46,007	$35,645
As of March 31, 2014, there was no unrecognized compensation cost related to stock options.
As of March 31, 2014, the total unrecognized compensation cost related to restricted stock unit awards was $12.2 million, which is expected to be amortized over a weighted-average period of 1.7 years.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 15 – RETIREMENT PLAN
In 1996, NetScout established an employee savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. NetScout matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $2.5 million, $1.9 million and $2.1 million to the plan for the years ended March 31, 2014, 2013 and 2012, respectively.
NOTE 16 – INCOME TAXES
Income before income tax expense consisted of the following (in thousands):

	Year Ended March 31,
	2014	2013	2012
Domestic	$80,515	$66,735	$49,525
Foreign	(2,659)	(2,999)	1,393
	$77,856	$63,736	$50,918
The components of the income tax expense are as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Current income tax expense:
Federal	$20,123	$15,826	$10,585
State	2,260	2,266	1,421
Foreign	1,174	1,035	1,032
	23,557	19,127	13,038
Deferred income tax expense (benefit):
Federal	5,347	5,161	5,603
State	96	320	44
Foreign	(250)	(1,481)	(195)
	5,193	4,000	5,452
	$28,750	$23,127	$18,490
The income tax expense computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year Ended March 31,
	2014	2013	2012
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.8	3.6	3.2
Research and development tax credits	(1.9)	(2.1)	(2.1)
Tax rate differential of foreign operations	0.2	0.7	0.1
Domestic production activities deduction	(2.7)	(2.9)	(2.4)
Change in valuation allowance	2.0	0.4	0.4
Transaction costs	—	0.7	1.5
Other	1.5	0.9	0.6
	36.9%	36.3%	36.3%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – INCOME TAXES (Continued)

The components of net deferred tax assets are as follows (in thousands):

	Year Ended March 31,
	2014	2013
Assets:
Accrued expenses	$3,954	$5,290
Depreciation	140	—
Deferred revenue	8,873	6,752
Reserves	1,006	1,325
Net operating loss carryforwards	23,730	26,096
Tax credit carryforwards	3,628	2,284
Share-based compensation	2,125	1,550
Other	233	352
	43,689	43,649
Liabilities:
Intangible assets	(25,659)	(21,934)
Valuation allowance	(4,941)	(3,795)
Depreciation	—	(113)
	$13,089	$17,807
Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. We evaluate the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. We weigh objective and verifiable evidence more heavily in this analysis. In situations where we conclude that we do not have sufficient objective and verifiable evidence to support the realizability of the asset we create a valuation allowance against it. A valuation allowance has been established for the deferred tax assets related to Psytechnics Ltd., NetScout Systems Italy Srl. and for certain deferred tax assets related to the acquisition of ONPATH, as well as for the federal foreign tax credits acquired as part of the Network General acquisition, as the Company has determined there is not sufficient objective evidence to support the realizability of these tax assets. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a tax benefit recorded in the period such determination is made.
As of March 31, 2014, undistributed earnings of non-U.S. subsidiaries totaled $18.4 million. No provision for U.S. income and foreign withholding taxes has been made for these permanently invested foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, they would be included in the Company’s U.S. taxable income. The amount of unrecognized deferred income tax liability related to these earnings is approximately $1.5 million.
At March 31, 2014, the Company had United States federal net operating loss carryforwards of $42.1 million, state net operating loss carryforwards of approximately $71.2 million and gross federal and state research and development tax carryforwards of $4.4 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2023 and extending through 2033, if not utilized. The Company also had foreign net operating loss carryforwards of approximately $22.4 million as of March 31, 2014. The majority of foreign net operating losses have no expiration dates. Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.
The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – INCOME TAXES (Continued)

during the year, and some of those inquiries may include an audit of the tax return previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of March 31, 2014, the Company remained subject to examination in the United States for the 2010, 2011 and 2012 tax years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Balance at April 1,	$370	$335	$383
Additions based on tax positions related to the current year	51	35	34
Decrease relating to settlements with taxing authorities	—	—	(82)
Balance at March 31,	$421	$370	$335
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
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Acquisition related
The Company recorded two contingent liabilities related to the acquisition of Simena, one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At March 31, 2014, the present value of the future consideration was $4.3 million and the contractual non-compliance liability was $49 thousand.
Legal
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.
Leases
NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $6.0 million, $5.7 million and $5.6 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – COMMITMENTS AND CONTINGENCIES (Continued)

As of March 31, 2014, future non-cancelable minimum lease commitments (including office space, copiers and automobiles) are as follows (in thousands):

Year Ending March 31,
2015	$5,797
2016	5,062
2017	5,018
2018	4,167
2019	2,794
Remaining years	11,328
Total minimum lease payments	$34,166

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment. The consolidated financial information is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.
Total revenue by geography is as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$303,364	$262,020	$230,359
Europe	45,837	42,884	32,998
Asia	20,646	18,107	17,637
Rest of the world	26,800	27,539	27,685
	$396,647	$350,550	$308,679
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
NOTE 19 – SUBSEQUENT EVENTS
On April 22, 2014, the Company's board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.
NOTE 20 – QUARTERLY RESULTS OF OPERATIONS – UNAUDITED
The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2014 and 2013. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	(in thousands, except per share data)
	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012
Revenue	$112,317	$110,428	$92,097	$81,805	$98,077	$91,567	$84,545	$76,361
Gross profit	$88,032	$86,826	$72,393	$64,883	$77,037	$72,403	$67,604	$59,498
Net income	$16,676	$17,294	$9,883	$5,253	$14,553	$11,138	$9,910	$5,008
Diluted net income per share	$0.40	$0.41	$0.24	$0.12	$0.34	$0.26	$0.23	$0.12

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Resulting in Charges to Operations	Charges to Other Accounts		Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2012
Allowance for doubtful accounts	$346	$96	$63		$(279)	$226
Deferred tax asset valuation allowance	$249	$—	$3,280	(1)	$—	$3,529
Year ended March 31, 2013
Allowance for doubtful accounts	$226	$560	$284		$(99)	$971
Deferred tax asset valuation allowance	$3,529	$101	$165		$—	$3,795
Year ended March 31, 2014
Allowance for doubtful accounts	$971	$250	$(40)		$(868)	$313
Deferred tax asset valuation allowance	$3,795	$837	$309		$—	$4,941

(1)	Recorded in connection with the acquisition of Psytechnics.

S-1

NetScout Systems, Inc
Index to Exhibits

2.1
Agreement and Plan of Merger dated October 31, 2012 by and among NetScout Systems, Inc., Gold Merger Sub, Inc., OnPATH Technologies Inc., and Blueprint Ventures Management I, LLC, solely in its capacity as the representative of certain holders of OnPATH’s securities (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on November 1, 2012 and incorporated herein by reference)

3.1, 4.1
Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1, SEC File No. 333-76843, and incorporated herein by reference).

3.2, 4.2
Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K, SEC File No. 000-2651,  filed on December 5, 2011 and incorporated herein by reference).

4.3
Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

10.1*
Form of Amended and Restated Indemnification Agreement between NetScout and each director and executive officer filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, SEC File No. 000-26251, filed January 28, 2014, and incorporated herein by reference).

10.2*
Form of Incentive Stock Option Agreement – Incorporated Terms and Conditions pursuant to 1999 Stock Option and Incentive Plan, as amended (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, SEC File No 000-26251, filed November 4, 2004 and incorporated herein by reference).

10.3
Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

10.4*
Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on January 5, 2007 and incorporated herein by reference).

10.5*
Amendment No. 1 to Agreement Relating to Employment, dated February 2, 2007, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, SEC File No. 000-26251, filed February 5, 2007 and incorporated herein by reference).

10.6*
Amendment No. 2 to Agreement Relating to Employment, dated December 22, 2008, by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, SEC File No. 000-26251, filed February 6, 2009 and incorporated herein by reference).

10.7*
Amendment No. 3, dated May 28, 2012, to Agreement Relating to Employment, dated December 22, 2008, by and between the Company and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.8*
NetScout Systems, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Appendix A of NetScout's definitive proxy statement, SEC File No. 000-26251, filed with the SEC on July 26, 2011).

10.9*
NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-148364, filed on December 27, 2007 and incorporated herein by reference).

10.10
Credit and Security Agreement, dated as of November 22, 2011, by and among NetScout Systems, Inc., KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto. (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on December 31, 2007 and incorporated herein by reference).

10.11*
Form of Amended and Restated Severance Agreement for Named Executive Officers (other than the CEO and CFO) (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.12*
Amended and Restated Severance Agreement, dated May 28, 2012, by and between the Company and Jean Bua (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.13
First Amendment Agreement, dated as of December 4, 2009, to the Credit and Security Agreement, dated as of December 21, 2007, by and among NetScout, Keybank National Association, as lead arranger, sole book runner and administrative agent, Silicon Valley Bank and Wells Fargo Foothill, LLC, as co-syndication agents, and Comerica Bank, as documentation agent, and the Lenders party thereto (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, SEC File No. 000-26251, filed February 5, 2010 and incorporated herein by reference).

10.14
Amendment Agreement, dated August 10, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, SEC File No. 000-26251, filed November 9, 2010 and incorporated herein by reference).

10.15*
NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on February 14, 2012 and incorporated herein by reference) .

10.16*
Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, SEC File No. 000-26251, filed on November 4, 2011 and incorporated herein by reference).

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