Form 10-Q
period 2014-06-30
NETSCOUT SYSTEMS INC
filed 2014-07-29
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 24, 2014 was 41,052,266.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2014	March 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$88,974	$102,076
Marketable securities	88,890	75,234
Accounts receivable, net of allowance for doubtful accounts of $263 and $313 at June 30, 2014 and March 31, 2014, respectively	32,955	60,518
Inventories	11,026	12,580
Prepaid income taxes	1,207	1,012
Deferred income taxes	14,414	15,846
Prepaid expenses and other current assets	9,328	11,496
Total current assets	246,794	278,762
Fixed assets, net	22,742	23,098
Goodwill	203,034	203,446
Intangible assets, net	56,643	58,513
Long-term marketable securities	56,580	41,484
Other assets	2,344	2,460
Total assets	$588,137	$607,763
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,888	$11,541
Accrued compensation	23,749	34,901
Accrued other	6,182	6,430
Income taxes payable	—	791
Deferred revenue	101,871	109,301
Total current liabilities	141,690	162,964
Other long-term liabilities	2,275	2,370
Deferred tax liability	2,747	2,757
Accrued long-term retirement benefits	1,582	1,581
Long-term deferred revenue	22,848	24,639
Contingent liabilities, net of current portion	4,369	4,291
Total liabilities	175,511	198,602
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2014 and March 31, 2014	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 50,111,676 and 49,922,959 shares issued and 41,042,273 and 41,165,784 shares outstanding at June 30, 2014 and March 31, 2014, respectively	50	50
Additional paid-in capital	278,106	273,574
Accumulated other comprehensive income	2,416	2,772
Treasury stock at cost, 9,069,403 and 8,757,175 shares at June 30, 2014 and March 31, 2014, respectively	(129,989)	(117,802)
Retained earnings	262,043	250,567
Total stockholders’ equity	412,626	409,161
Total liabilities and stockholders’ equity	$588,137	$607,763
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Revenue:
Product	$64,366	$42,977
Service	43,486	38,828
Total revenue	107,852	81,805
Cost of revenue:
Product	13,766	9,773
Service	8,830	7,149
Total cost of revenue	22,596	16,922
Gross profit	85,256	64,883
Operating expenses:
Research and development	18,767	15,965
Sales and marketing	37,272	32,200
General and administrative	8,753	6,981
Amortization of acquired intangible assets	862	854
Total operating expenses	65,654	56,000
Income from operations	19,602	8,883
Interest and other income (expense), net:
Interest income	104	87
Interest expense	(194)	(190)
Other income, net	(41)	30
Total interest and other income (expense), net	(131)	(73)
Income before income tax expense	19,471	8,810
Income tax expense	7,995	3,557
Net income	$11,476	$5,253
Basic net income per share	$0.28	$0.13
Diluted net income per share	$0.27	$0.12
Weighted average common shares outstanding used in computing:
Net income per share - basic	41,081	41,405
Net income per share - diluted	41,808	42,068
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Net income	$11,476	$5,253
Other comprehensive income:
Cumulative translation adjustments	(432)	291
Changes in market value of investments:
Changes in unrealized gains (losses)	44	(35)
Total net change in market value of investments	44	(35)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $86 and ($82)	138	(116)
Reclassification adjustment for net (losses) gains included in net income, net of (benefits) taxes of ($63) and $39	(106)	67
Total net change in market value of derivatives	32	(49)
Other comprehensive (loss) income	(356)	207
Comprehensive income	$11,120	$5,460
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	11,476	5,253
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	4,876	4,859
Loss on disposal of fixed assets	—	24
Deal related compensation expense and accretion charges	38	36
Share-based compensation expense associated with equity awards	3,302	2,812
Net change in fair value of contingent and contractual liabilities	(9)	(264)
Deferred income taxes	1,409	618
Other losses (gains)	28	(7)
Changes in assets and liabilities
Accounts receivable	27,551	22,988
Inventories	612	(5,158)
Prepaid expenses and other assets	2,053	744
Accounts payable	(1,558)	1,970
Accrued compensation and other expenses	(11,594)	(11,999)
Income taxes payable	(791)	(114)
Deferred revenue	(9,193)	(3,149)
Net cash provided by operating activities	28,200	18,613
Cash flows from investing activities:
Purchase of marketable securities	(42,506)	(18,081)
Proceeds from maturity of marketable securities	13,798	12,112
Purchase of fixed assets	(1,865)	(2,270)
Purchase of intangible assets	(71)	(110)
Decrease (increase) in deposits	17	(46)
Net cash used in investing activities	(30,627)	(8,395)
Cash flows from financing activities:
Issuance of common stock under stock plans	8	213
Payment of contingent consideration	—	(841)
Treasury stock repurchases	(12,187)	(7,470)
Excess tax benefit from share-based compensation awards	1,431	727
Net cash used in financing activities	(10,748)	(7,371)
Effect of exchange rate changes on cash and cash equivalents	73	(50)
Net (decrease) increase in cash and cash equivalents	(13,102)	2,797
Cash and cash equivalents, beginning of period	102,076	99,930
Cash and cash equivalents, end of period	$88,974	$102,727
Supplemental disclosures:
Cash paid for income taxes	$6,142	$3,795
Non-cash transactions:
Transfers of inventory to fixed assets	$940	$1,781
Additions to property, plant and equipment included in accounts payable	$95	$3
Gross decrease in contractual liability relating to fair value adjustment	$(49)	$(49)
Gross increase (decrease) in contingent consideration liability relating to fair value adjustment	$40	$(215)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No.  2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 (April 1, 2017 for the Company); early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company has not determined the potential effects on the consolidated financial statements.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2014, the Company had no indirect channel partner which accounted for more than 10% of the accounts receivable balance, while one direct customer accounted for more than 10% of the accounts receivable balance. At March 31, 2014, one direct customer accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2014, two direct customers accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of total revenue during the three months ended June 30, 2014. During the three months ended June 30, 2013, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
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

NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Cost of product revenue	$60	$44
Cost of service revenue	228	146
Research and development	1,026	896
Sales and marketing	963	845
General and administrative	1,025	881
	$3,302	$2,812
Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 of each year.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2014 and March 31, 2014.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2014 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$61,764	$37	$61,801
Commercial paper	23,881	1	23,882
Corporate bonds	3,205	2	3,207
Total short-term marketable securities	88,850	40	88,890
U.S. government and municipal obligations	53,663	30	53,693
Corporate bonds	2,888	(1)	2,887
Total long-term marketable securities	56,551	29	56,580
Total marketable securities	$145,401	$69	$145,470

The following is a summary of marketable securities held by NetScout at March 31, 2014, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$53,854	$26	$53,880
Commercial paper	14,581	0	14,581
Corporate bonds	6,772	1	6,773
Total short-term marketable securities	75,207	27	75,234
U.S. government and municipal obligations	37,875	2	37,877
Corporate bonds	3,611	(4)	3,607
Total long-term marketable securities	41,486	(2)	41,484
Total marketable securities	$116,693	$25	$116,718
Contractual maturities of the Company’s marketable securities held at June 30, 2014 and March 31, 2014 were as follows (in thousands):

	June 30, 2014	March 31, 2014
Available-for-sale securities:
Due in 1 year or less	$88,890	$75,234
Due after 1 year through 5 years	56,580	41,484
	$145,470	$116,718

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of June 30, 2014 and March 31, 2014 (in thousands).

	Fair Value Measurements at
	June 30, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$88,974	$—	$—	$88,974
U.S. government and municipal obligations	40,929	74,565	—	115,494
Commercial paper	—	23,882	—	23,882
Corporate bonds	6,094	—	—	6,094
Derivative financial instruments	—	358	—	358
	$135,997	$98,805	$—	$234,802
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,369)	$(4,369)
Derivative financial instruments	—	(102)	—	(102)
	$—	$(102)	$(4,369)	$(4,471)

	Fair Value Measurements at
	March 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$82,079	$19,997	$—	$102,076
U.S. government and municipal obligations	21,992	69,765	—	91,757
Commercial paper	—	14,581	—	14,581
Corporate bonds	10,380	—	—	10,380
Derivative financial instruments	—	368	—	368
	$114,451	$104,711	$—	$219,162
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,291)	$(4,291)
Contingent contractual non-compliance liability	—	—	(49)	(49)
Derivative financial instruments	—	(139)	—	(139)
	$—	$(139)	$(4,340)	$(4,479)
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
The Company’s Level 2 investments are classified as such because fair value is being calculated using data from similar but not identical sources, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company's derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. The Company classifies municipal obligations as level 2 because the fair values are determined using quoted prices from markets the Company considers to be inactive. Commercial paper is classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value. For further information on the Company's derivative instruments refer to Note 8.
The Company’s contingent purchase consideration at June 30, 2014 and March 31, 2014 was classified as Level 3 in the fair value hierarchy. The contingent contractual non-compliance liability was also classified as Level 3 at March 31, 2014. As of June 30, 2014, the balance is $0. The contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero. These liabilities are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. They are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2014 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$(4,291)	$(49)
(Increase) / decrease in fair value and accretion expense (included within research and development expense)	(78)	49
Balance at end of period	$(4,369)	$—
The Company has updated the probabilities used in the fair value calculation of the contingent liabilities at June 30, 2014 which reduced the liability by $9 thousand and is included as part of earnings for the three months ended June 30, 2014. The fair value of the contingent purchase consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate, and a percent weighted-

probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the three months ended June 30, 2014 was $38 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2014	March 31, 2014
Raw materials	$6,346	$6,025
Work in process	367	161
Finished goods	4,313	6,394
	$11,026	$12,580
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Optimization. As of June 30, 2014 and March 31, 2014, goodwill attributable to the Unified Service Delivery reporting unit was $200.6 million and $201.0 million, respectively. Goodwill attributable to the Test Optimization reporting unit was $2.4 million as of June 30, 2014 and March 31, 2014. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the three months ended June 30, 2014 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the three months ended June 30, 2014 are as follows (in thousands):

Three Months Ended
June 30, 2014
Balance at March 31, 2014	$203,446
Foreign currency translation impact	(412)
Balance as of June 30, 2014	$203,034
Intangible Assets
The net carrying amounts of intangible assets were $56.6 million and $58.5 million as of June 30, 2014 and March 31, 2014, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the fiscal year ended March 31, 2014, the Company acquired certain rights to Accanto Systems, S.r.l. (Accanto) software not previously purchased as part of the acquisition transaction in fiscal year 2013 for $500 thousand.  This amount is included within developed technology and is being amortized using the economic benefit period over 6.3 years.
During the fiscal year ended March 31, 2014, the Company made an agreement to acquire a technology license for $300 thousand. This amount is included within developed technology as of March 31, 2014 and is being amortized using the economic benefit period over 3 years.

Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets as of June 30, 2014 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$31,872	$(24,143)	$7,729
Customer relationships	38,780	(14,789)	23,991
Distributor relationships	1,984	(642)	1,342
Core technology	7,541	(2,980)	4,561
Non-compete agreements	350	(320)	30
Other	840	(450)	390
	$81,367	$(43,324)	$38,043
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
Amortization of software and core technology included as cost of product revenue was $934 thousand and $819 thousand for the three months ended June 30, 2014 and 2013, respectively. Amortization of other intangible assets included as operating expense was $901 thousand and $854 thousand for the three months ended June 30, 2014 and 2013, respectively.
The following is the expected future amortization expense as of June 30, 2014 for the years ended March 31 (in thousands):

2015 (remaining nine months)	$5,319
2016	6,644
2017	6,031
2018	5,134
2019	4,112
Thereafter	10,803
$38,043
The weighted average amortization period of developed technology and core technology is 6.7 years. The weighted average amortization period for customer and distributor relationships is 13.3 years. The weighted average amortization period for amortizing all intangible assets is 10.1 years.
NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of June 30, 2014 and March 31, 2014 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014
Derivatives Designated as Hedging Instruments:
Forward contracts	$16,624	$17,483	$358	$368	$102	$139

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	June 30, 2014	June 30, 2013	Location	June 30, 2014	June 30, 2013	Location	June 30, 2014	June 30, 2013
Forward contracts	$(224)	$(198)	Research and development	$10	$(16)	Research and development	$63	$68
			Sales and marketing	159	(90)	Sales and marketing	4	1
	$(224)	$(198)		$169	$(106)		$67	$69

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 9 – LONG-TERM DEBT
On November 22, 2011, the Company entered into a credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility under the Credit Agreement matures on November 21, 2016. As of June 30, 2014, there were no amounts outstanding under this credit facility.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a rate per annum equal to the highest of (1) KeyBank’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) one hundred (100.00) basis points in excess of the London Interbank Offered Rate (LIBOR) for one-month interest periods, or the Base Rate; or (b) the one-, two-, three-, or six-month per annum LIBOR, as selected by the Company, multiplied by the statutory reserve adjustment, or collectively, the Eurodollar Rate, in each case plus an applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable Base Rate margin. The applicable margin depends on the Company’s leverage ratio, ranging from 100 basis points for Base Rate loans and 200 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 2.50 to 1.00 or higher, down to 25 basis points for Base Rate loans and 125 basis points for Eurodollar Rate loans if the Company’s consolidated leverage ratio is 1.00 to 1.00 or less.
The Company may prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements. Debt is recorded at the amount drawn on the revolving credit facility plus interest based on floating rates reflective of changes in the market which approximates fair value.

The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including material mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including material acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of June 30, 2014, the Company was in compliance with all of these covenants.
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
The following table provides a summary of the activity related to these restructuring plans and the related liability included as accrued compensation on the Company's consolidated balance sheet (in thousands):

Three Months Ended
Employee Severance:	June 30, 2014
Balance at beginning of period	$71
Other adjustments	—
Cash payments	—
Balance as of June 30, 2014	$71
The balance is expected to be paid in full by December 31, 2014.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company recorded two contingent liabilities related to the acquisition of Simena, LLC (Simena), one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At June 30, 2014, the present value of the future consideration was $4.4 million and the contractual non-compliance liability was $0. The contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 12 – TREASURY STOCK
On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2014, the Company had repurchased a total of 4,000,000 shares of common stock through the open market stock repurchase program. The Company repurchased 243,300 shares for $9.4 million under this program during the three months ended June 30, 2014. As of June 30, 2014, all authorized shares under this stock repurchase program have been repurchased.
On April 22, 2014, the Company's board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through June 30, 2014, the Company has repurchased 6,700 shares totaling $272 thousand in the open market under this stock repurchase plan. At June 30, 2014, $99.7 million of common stock remained available to be purchased under the plan.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 62,228 shares for $2.5 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2014. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
NOTE 13 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2014	2013
Numerator:
Net income	$11,476	$5,253
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	41,081	41,405
Dilutive common equivalent shares:
Weighted average stock options	17	85
Weighted average restricted stock units	710	578
Denominator for diluted net income per share - weighted average shares outstanding	41,808	42,068
Net income per share:
Basic net income per share	$0.28	$0.13
Diluted net income per share	$0.27	$0.12
The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Restricted stock units	—	560
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
NOTE 14 – INCOME TAXES
Our effective income tax rates were 41.1% and 36.9% for the three months ended June 30, 2014 and the fiscal year ended March 31, 2014, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes, income generated in jurisdictions that have a different tax rate than the U.S. statutory rate, and losses not benefited in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2014 is higher than the effective rate for our fiscal year ended March 31,

2014 primarily due to the expiration of the federal research and development credit and the interim accounting treatment of certain foreign losses for which no benefit can be recognized.

Our effective tax rates were 41.1% and 40.4% for the three months ended June 30, 2014 and 2013, respectively. At this time, the effective tax rate is higher than the comparable year primarily due to the expiration of the federal research and development credit and the exclusion of certain foreign losses for which a benefit cannot be realized, offset by decreases to the state tax rate.
NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
United States	$86,018	$62,772
Europe	9,046	8,939
Asia	6,717	3,903
Rest of the world	6,071	6,191
	$107,852	$81,805
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Exchange Act and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.
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
Results Overview

We saw continued growth during the quarter ended June 30, 2014, with product revenue growth of 50% and overall revenue growth of 32% compared to the same period in the prior year.

Our business maintained strong gross profit margins. Our gross profit for the quarter ended June 30, 2014 increased by $20.4 million, or 31%, when compared to the quarter ended June 30, 2013. The gross profit percentage remained flat at 79% during the quarters ended June 30, 2014 and 2013.

We continue to maintain strong liquidity. At June 30, 2014, we had cash, cash equivalents and marketable securities of $234.4 million. This represents an increase of $15.7 million from March 31, 2014.
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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three months ended June 30, 2014 and 2013 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2014	2013
GAAP revenue	$107,852	$81,805
Deferred revenue fair value adjustment	18	140
Non-GAAP revenue	$107,870	$81,945
GAAP net income	$11,476	$5,253
Deferred revenue fair value adjustment	18	140
Share based compensation expense	3,302	2,812
Amortization of acquired intangible assets	1,796	1,673
Business development and integration expense	—	170
Compensation for post combination services	536	444
Income tax adjustments	(1,910)	(1,785)
Non-GAAP net income	$15,218	$8,707
GAAP diluted net income per share	$0.27	$0.12
Per share impact of non-GAAP adjustments identified above	0.09	0.09
Non-GAAP diluted net income per share	$0.36	$0.21
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
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (SEC) on May 20, 2014, for a description of all of our critical accounting policies.
Three Months Ended June 30, 2014 and 2013
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended June 30, 2014, two direct customers accounted for more than 10% of total revenue. During the three months ended June 30, 2013, one direct customer accounted for more than 10% of total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$64,366	60%	$42,977	53%	$21,389	50%
Service	43,486	40	38,828	47	4,658	12%
Total revenue	$107,852	100%	$81,805	100%	$26,047	32%
Product. The 50%, or $21.4 million, increase in product revenue was due to a $21.0 million increase in revenue from our service provider sector and a $367 thousand increase in our government enterprise sector. Compared to the same period in the prior year, we realized a 53% increase in units shipped, as well as a 5% increase in the average selling price per unit of our products.

We expect continued growth in our service provider sector through the year ended March 31, 2015.
Service. The 12%, or $4.7 million, increase in service revenue was due to a $3.7 million increase in revenue from new maintenance contracts and renewals from a growing support base and a $1.0 million increase in premium support contracts. We expect continued service revenue growth to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.
Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Indirect	$42,103	39%	$39,531	48%	$2,572	7%
Direct	65,749	61	42,274	52	23,475	56%
Total revenue	$107,852	100%	$81,805	100%	$26,047	32%

The 7%, or $2.6 million, increase in indirect channel revenue is the result of the increase in sales to our general enterprise sector internationally. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 56%, or $23.5 million, increase in direct revenue is primarily the result of increased domestic revenue from our service provider sector.
Total revenue by geography is as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
United States	$86,018	80%	$62,772	77%	$23,246	37%
International:
Europe	9,046	8	8,939	11	107	1%
Asia	6,717	6	3,903	5	2,814	72%
Rest of the world	6,071	6	6,191	7	(120)	(2)%
Subtotal international	21,834	20	19,033	23	2,801	15%
Total revenue	$107,852	100%	$81,805	100%	$26,047	32%
United States revenues increased 37%, or $23.2 million, primarily due to gains within the service provider sector. The 15%, or $2.8 million, increase in international revenue is due to increases across all sectors. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$13,766	13%	$9,773	12%	$3,993	41%
Service	8,830	8	7,149	9	1,681	24%
Total cost of revenue	$22,596	21%	$16,922	21%	$5,674	34%
Gross profit:
Product $	$50,600	47%	$33,204	41%	$17,396	52%
Product gross profit %	79%		77%
Service $	$34,656	32%	$31,679	39%	$2,977	9%
Service gross profit %	80%		82%
Total gross profit $	$85,256		$64,883		$20,373	31%
Total gross profit %	79%		79%
Product. The 41%, or $4.0 million, increase in cost of product revenue was primarily due to the 50%, or $21.4 million, increase in product revenue during the three months ended June 30, 2014. In addition, there was a $115 thousand increase in amortization of software and core technology included as cost of product revenue for the three months ended June 30, 2014. The product gross profit percentage increased by two percentage points to 79% during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The 52%, or $17.4 million, increase in product gross profit corresponds with the 50%, or $21.4 million, increase in product revenue, offset by the 41%, or $4.0 million, increase in cost of product revenue. Average headcount in manufacturing was 32 for the three months ended June 30, 2014 and 2013.
Service. The 24%, or $1.7 million, increase in cost of service revenue was primarily due to a $1.1 million increase in employee related expenses resulting in part from headcount to support our growing installed base as well as increased incentive compensation. In addition, there was a $530 thousand increase in cost of materials used to support customers under service contracts. The service gross profit percentage decreased by two percentage points to 80% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily related to the increases in costs mentioned above. The 9%, or $3.0 million, increase in service gross profit corresponds with the 12%, or $4.7 million, increase in service revenue, offset by the 24%, or $1.7 million, increase in cost of services. Average service headcount was 161 and 142 for the three months ended June 30, 2014 and 2013, respectively.
Gross profit. Our gross profit increased 31%, or $20.4 million. This increase is attributable to our increase in revenue of 32%, or $26.0 million, partially offset by a 34%, or $5.7 million, increase in cost of revenue. The gross profit percentage remained flat at 79% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Overall, we expect our gross profit percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.
Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Research and development	$18,767	17%	$15,965	19%	$2,802	18%
Sales and marketing	37,272	35	32,200	39	5,072	16%
General and administrative	8,753	8	6,981	9	1,772	25%
Amortization of acquired intangible assets	862	1	854	1	8	1%
Total operating expenses	$65,654	61%	$56,000	68%	$9,654	17%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 18%, or $2.8 million, increase in research and development expenses is due to a $2.0 million increase in employee related expenses due to increased compensation and other employee related costs, a $280 thousand increase in allocated overhead, a $266 thousand increase in consulting expenses, a $218 thousand increase in depreciation expense, and a $90 thousand increase in deal related compensation expenses. Average headcount in research and development was 354 and 357 for the three months ended June 30, 2014 and 2013, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 16%, or $5.1 million, increase in total sales and marketing expenses was due a $2.4 million increase in employee related expenses due to increased headcount as well as increased incentive compensation. In addition, there was a $1.6 million increase in commissions due to higher shipments as well as an increase in anticipated higher quota attainment, a $558 thousand increase in allocated overhead, a $326 thousand increase in travel expenses, a $287 thousand increase in advertising related expenses, a $267 thousand increase related to the NetScout user conference, and a $193 thousand increase in recruiting costs. These increases were partially offset by a $580 thousand decrease in depreciation expenses. Average headcount in sales and marketing was 370 and 345 for the three months ended June 30, 2014 and 2013, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 25%, or $1.8 million, increase in general and administrative expenses was due to a $1.5 million increase in employee related expenses due to increased incentive compensation, a $181 thousand increase in legal expenses, and a $108 increase in recruiting costs. These increases were partially offset by a $170 thousand decrease in business development expenses. Average headcount in general and administrative was 117 and 120 for the three months ended June 30, 2014 and 2013, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH Technologies, Inc. (ONPATH), Accanto, Simena, LLC (Simena), Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics) and Network General.
The 1%, or $8 thousand, increase in amortization of acquired intangible assets is due to the increase of expense recorded related to the acquisitions of Replay and Accanto.
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(131)	—%	$(73)	—%	$(58)	(79)%
The 79%, or $58 thousand, increase in interest and other income (expense) was due to a $105 thousand increase in foreign currency exchange expense. This increase to interest and other income (expense), net was partially offset by a $24 thousand decrease in loss on the disposal of assets, and a $17 thousand increase in interest income received on investments.

Income Tax Expense. Our effective income tax rates were 41.1% and 40.4% for the three months ended June 30, 2014 and 2013, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes, income generated in jurisdictions that have a different tax rate than the U.S. statutory rate, and losses not benefited in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2014 is higher than the comparable prior year period primarily due to the expiration of the federal research and development credit and the exclusion of certain foreign losses for which a benefit cannot be realized, offset by decreases to the state tax rate.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Income tax expense	$7,995	7%	$3,557	4%	$4,438	125%
Off-Balance Sheet Arrangements

As of June 30, 2014 and 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At June 30, 2014, the present value of the future consideration was $4.4 million and the contractual non-compliance liability was $0. The contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30, 2014	March 31, 2014
Cash and cash equivalents	$88,974	$102,076
Short-term marketable securities	88,890	75,234
Long-term marketable securities	56,580	41,484
Cash, cash equivalents and marketable securities	$234,444	$218,794
Cash, cash equivalents and marketable securities

At June 30, 2014, cash, cash equivalents and marketable securities totaled $234.4 million, up $15.6 million from $218.8 million at March 31, 2014 due primarily to cash flow from operations of $28.2 million, partially offset by $12.2 million of cash used to repurchase shares of our common stock and $1.9 million of cash used for capital expenditures.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At June 30, 2014, cash and short-term and long-term investments in the United States was $232.1 million, while cash held outside the United States was approximately $2.3 million.
Cash and cash equivalents were impacted by the following:

	Three months ended June 30,
	(Dollars in Thousands)
	2014	2013
Net cash provided by operating activities	$28,200	$18,613
Net cash used in investing activities	$(30,627)	$(8,395)
Net cash used in financing activities	$(10,748)	$(7,371)
Net cash provided by operating activities

Cash provided by operating activities was $28.2 million during the three months ended June 30, 2014, compared to $18.6 million of cash provided by operating activities during the three months ended June 30, 2013. This $9.6 million increase was due in part to a $5.8 million increase in cash flows from inventories related to a larger buildup of the inventory balance during the three months ended June 30, 2013 as compared to the three months ended June 30, 2014. In addition, there was a $4.6 million favorable impact from accounts receivable in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Days sales outstanding of 26 days as of the end of the first quarter of fiscal year 2015 compared to 47 days at March 31, 2014 and 55 days at the end of the first quarter of fiscal year 2014. Additionally, there was a $6.2 million increase from net income, a $1.3 million increase from prepaid expenses and other assets, a $791 thousand increase from deferred income taxes, a $490 thousand increase from share-based compensation, and a $405 thousand increase from accrued compensation. These increases were partially offset by a $6.0 million decrease from deferred revenue, a $3.5 million decrease from accounts payable due to timing of payments, and a $677 thousand decrease from income taxes payable.
Net cash used in investing activities

	Three months ended June 30,
	(Dollars in Thousands)
	2014	2013
Cash used in investing activities included the following:
Purchase of marketable securities	$(42,506)	$(18,081)
Proceeds from maturity of marketable securities	13,798	12,112
Purchase of fixed assets	(1,865)	(2,270)
Purchase of intangible assets	(71)	(110)
Decrease (increase) in deposits	17	(46)
	$(30,627)	$(8,395)

Cash used in investing activities was up $22.2 million to $30.6 million during the three months ended June 30, 2014, compared to $8.4 million of cash used in investing activities in the three months ended June 30, 2013.

Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2015.

The increase in outflow related to a net increase in the purchase of investments of $22.7 million during the three months ended June 30, 2014 when compared to the three months ended June 30, 2013.

Net cash used in financing activities

	Three months ended June 30,
	(Dollars in Thousands)
	2014	2013
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$8	$213
Payment of contingent consideration	—	(841)
Treasury stock repurchases	(12,187)	(7,470)
Excess tax benefit from share-based compensation awards	1,431	727
	$(10,748)	$(7,371)

Cash used in financing activities was up $3.3 million to $10.7 million during the three months ended June 30, 2014, compared to $7.4 million of cash used in financing activities in the three months ended June 30, 2013.

During the three months ended June 30, 2013, we paid $0.8 million related to the contingent purchase consideration for the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 11 in the Notes to the Consolidated Financial Statements of this Form 10-Q.
On September 17, 2001, we announced an open market stock repurchase program to purchase up to one million shares of our outstanding common stock, subject to market conditions and other factors. Any purchases under this stock repurchase program may be made from time to time without prior notice. On July 26, 2006, we announced that we had expanded the existing open market stock repurchase program to enable us to purchase up to an additional three million shares of our outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2014, we had repurchased a total of 4,000,000 shares of common stock through the open market stock repurchase program. We repurchased 243,300 and 250,000 shares at a cost of $9.4 million and $5.9 million under this program during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, all authorized shares under this stock repurchase program have been repurchased.
On April 22, 2014, our board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of our outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through June 30, 2014, we repurchased 6,700 shares totaling $272 thousand in the open market under this stock repurchase plan. At June 30, 2014, $99.7 million of common stock remained to be purchased under the plan.
Future repurchases of shares will reduce our cash balance. In addition, during the three months ended June 30, 2014 and 2013, we had 62,228 and 65,516 shares transferred to us from employees for tax withholding at a cost of $2.5 million and $1.6 million, respectively.

We generated $1.4 million and $727 thousand during the three months ended June 30, 2014 and 2013, respectively, of excess tax benefits from share-based compensation awards.
Credit Facility

On November 22, 2011, we entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016 and is secured by substantially all of our assets. At June 30, 2014, there were no amounts outstanding under the credit facility.
Expectations for Fiscal Year 2015
We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In addition, we expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions. Capital expenditures in our fiscal year 2015 are currently anticipated to be in line with previous years’ amounts.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 (April 1, 2017 for NetScout); early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. We have not determined the potential effects on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At June 30, 2014, we maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
As of June 30, 2014, we had foreign currency forward contracts with notional amounts totaling $16.6 million. The valuation of outstanding foreign currency forward contracts at June 30, 2014 resulted in an asset balance of $358 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $102 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2014, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2014 resulted in a liability balance of $139 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $368 thousand reflecting favorable rates in comparison to current market rates.
Item 4.  Controls and Procedures

As of June 30, 2014, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended June 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
4/1/2014 - 4/30/2014	25,960	$38.08	18,200
5/1/2014 - 5/31/2014	192,170	38.70	191,170
6/1/2014 - 6/30/2014	94,098	39.97	40,630
Total	312,228	$39.03	250,000	$99,727,733

(1)
We purchased an aggregate of 62,228 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

(2)
During the first quarter ended June 30, 2014, the Company had a share repurchase plan that was announced in July 2006 to purchase up to four million shares of the Company’s common stock. During the quarter ended June 30, 2014, share repurchases under the July 2006 plan were completed. On April 22, 2014, our board of directors approved an additional stock repurchase program. This share repurchase program authorizes us to make additional repurchases of our outstanding common stock of up to $100 million with no pre-established end date. The Company repurchased a total of $9.7 million under both plans during the quarter ended June 20, 2014.

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

NETSCOUT SYSTEMS, INC.

Date: July 29, 2014	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: July 29, 2014	/s/ Jean Bua
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