Form 10-Q
period 2014-09-30
NETSCOUT SYSTEMS INC
filed 2014-10-28
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 22, 2014 was 41,191,313.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2014	March 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$78,986	$102,076
Marketable securities	90,783	75,234
Accounts receivable, net of allowance for doubtful accounts of $181 and $313 at September 30, 2014 and March 31, 2014, respectively	49,786	60,518
Inventories	14,505	12,580
Prepaid income taxes	6,742	1,012
Deferred income taxes	14,372	15,846
Prepaid expenses and other current assets	9,052	11,496
Total current assets	264,226	278,762
Fixed assets, net	21,721	23,098
Goodwill	201,457	203,446
Intangible assets, net	54,465	58,513
Long-term marketable securities	47,542	41,484
Other assets	2,130	2,460
Total assets	$591,541	$607,763
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,193	$11,541
Accrued compensation	30,891	34,901
Accrued other	9,349	6,430
Income taxes payable	—	791
Deferred revenue	95,022	109,301
Total current liabilities	145,455	162,964
Other long-term liabilities	2,225	2,370
Deferred tax liability	2,708	2,757
Accrued long-term retirement benefits	1,584	1,581
Long-term deferred revenue	22,540	24,639
Contingent liabilities, net of current portion	4,407	4,291
Total liabilities	178,919	198,602
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2014 and March 31, 2014	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 50,665,227 and 49,922,959 shares issued and 41,181,526 and 41,165,784 shares outstanding at September 30, 2014 and March 31, 2014, respectively	51	50
Additional paid-in capital	287,795	273,574
Accumulated other comprehensive income	196	2,772
Treasury stock at cost, 9,483,701 and 8,757,175 shares at September 30, 2014 and March 31, 2014, respectively	(148,696)	(117,802)
Retained earnings	273,276	250,567
Total stockholders’ equity	412,622	409,161
Total liabilities and stockholders’ equity	$591,541	$607,763
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product	$57,953	$52,357	$122,319	$95,334
Service	45,646	39,740	89,132	78,568
Total revenue	103,599	92,097	211,451	173,902
Cost of revenue:
Product	12,939	11,810	26,705	21,583
Service	8,656	7,894	17,486	15,043
Total cost of revenue	21,595	19,704	44,191	36,626
Gross profit	82,004	72,393	167,260	137,276
Operating expenses:
Research and development	19,241	16,638	38,008	32,603
Sales and marketing	32,196	31,559	69,468	63,759
General and administrative	11,067	7,457	19,820	14,438
Amortization of acquired intangible assets	856	857	1,718	1,711
Total operating expenses	63,360	56,511	129,014	112,511
Income from operations	18,644	15,882	38,246	24,765
Interest and other income (expense), net:
Interest income	98	57	202	144
Interest expense	(196)	(187)	(390)	(377)
Other income (expense), net	(445)	71	(486)	101
Total interest and other income (expense), net	(543)	(59)	(674)	(132)
Income before income tax expense	18,101	15,823	37,572	24,633
Income tax expense	6,868	5,940	14,863	9,497
Net income	$11,233	$9,883	$22,709	$15,136
Basic net income per share	$0.27	$0.24	$0.55	$0.37
Diluted net income per share	$0.27	$0.24	$0.54	$0.36
Weighted average common shares outstanding used in computing:
Net income per share - basic	41,060	41,392	41,071	41,398
Net income per share - diluted	41,652	41,950	41,732	42,004
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$11,233	$9,883	$22,709	$15,136
Other comprehensive income:
Cumulative translation adjustments	(1,675)	928	(2,107)	1,219
Changes in market value of investments:
Changes in unrealized (losses) gains	(23)	39	21	4
Total net change in market value of investments	(23)	39	21	4
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefits) taxes of ($360), $76, ($272) and $1	(603)	124	(467)	2
Reclassification adjustment for net gains (losses) included in net income, net of taxes (benefits) of $51, $71, ($14) and $103	81	113	(23)	186
Total net change in market value of derivatives	(522)	237	(490)	188
Other comprehensive (loss) income	(2,220)	1,204	(2,576)	1,411
Comprehensive income	$9,013	$11,087	$20,133	$16,547
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	22,709	15,136
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	9,753	9,512
Loss on disposal of fixed assets	—	37
Deal related compensation expense and accretion charges	76	73
Share-based compensation expense associated with equity awards	7,797	6,742
Net change in fair value of contingent and contractual liabilities	(9)	(278)
Deferred income taxes	1,760	1,823
Other losses (gains)	85	(7)
Changes in assets and liabilities
Accounts receivable	10,684	18,271
Inventories	(2,871)	(4,946)
Prepaid expenses and other assets	(3,367)	(340)
Accounts payable	(1,226)	(1,511)
Accrued compensation and other expenses	672	(5,881)
Income taxes payable	(791)	(114)
Deferred revenue	(16,282)	(11,416)
Net cash provided by operating activities	28,990	27,101
Cash flows from investing activities:
Purchase of marketable securities	(57,790)	(43,750)
Proceeds from maturity of marketable securities	36,204	33,383
Purchase of fixed assets	(4,016)	(6,355)
Purchase of intangible assets	(92)	(153)
Decrease in deposits	101	38
Net cash used in investing activities	(25,593)	(16,837)
Cash flows from financing activities:
Issuance of common stock under stock plans	67	315
Payment of contingent consideration	—	(841)
Treasury stock repurchases	(30,894)	(16,349)
Excess tax benefit from share-based compensation awards	4,033	1,733
Net cash used in financing activities	(26,794)	(15,142)
Effect of exchange rate changes on cash and cash equivalents	307	(135)
Net decrease in cash and cash equivalents	(23,090)	(5,013)
Cash and cash equivalents, beginning of period	102,076	99,930
Cash and cash equivalents, end of period	$78,986	$94,917
Supplemental disclosures:
Cash paid for income taxes	$15,587	$7,922
Non-cash transactions:
Transfers of inventory to fixed assets	$940	$1,781
Additions to property, plant and equipment included in accounts payable	$120	$(64)
Gross decrease in contractual liability relating to fair value adjustment	$(49)	$(98)
Gross increase (decrease) in contingent consideration liability relating to fair value adjustment	$40	$(180)
Issuance of common stock under employee stock plans	$2,760	$2,230
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
At September 30, 2014, the Company had no indirect channel partner or direct customer which accounted for more than 10% of the accounts receivable balance. At March 31, 2014, one direct customer accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three months ended September 30, 2014, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the six months ended September 30, 2014, two direct customers each accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the three months ended September 30, 2013, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the six months ended September 30, 2013, one direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.
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

NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of product revenue	$93	$68	$153	$112
Cost of service revenue	314	226	542	372
Research and development	1,490	1,263	2,516	2,159
Sales and marketing	1,235	1,163	2,198	2,008
General and administrative	1,363	1,210	2,388	2,091
	$4,495	$3,930	$7,797	$6,742
Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 of each year. During the six months ended September 30, 2014, employees purchased 59,897 shares under the ESPP and the value per share was $46.07.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2014 and March 31, 2014.
Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2014 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$71,586	$39	$71,625
Commercial paper	15,982	5	15,987
Corporate bonds	3,170	1	3,171
Total short-term marketable securities	90,738	45	90,783
U.S. government and municipal obligations	44,651	4	44,655
Corporate bonds	2,890	(3)	2,887
Total long-term marketable securities	47,541	1	47,542
Total marketable securities	$138,279	$46	$138,325

The following is a summary of marketable securities held by NetScout at March 31, 2014, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$53,854	$26	$53,880
Commercial paper	14,581	—	14,581
Corporate bonds	6,772	1	6,773
Total short-term marketable securities	75,207	27	75,234
U.S. government and municipal obligations	37,875	2	37,877
Corporate bonds	3,611	(4)	3,607
Total long-term marketable securities	41,486	(2)	41,484
Total marketable securities	$116,693	$25	$116,718
Contractual maturities of the Company’s marketable securities held at September 30, 2014 and March 31, 2014 were as follows (in thousands):

	September 30, 2014	March 31, 2014
Available-for-sale securities:
Due in 1 year or less	$90,783	$75,234
Due after 1 year through 5 years	47,542	41,484
	$138,325	$116,718

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy as of September 30, 2014 and March 31, 2014 (in thousands).

	Fair Value Measurements at
	September 30, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$78,986	$—	$—	$78,986
U.S. government and municipal obligations	40,887	75,393	—	116,280
Commercial paper	—	15,987	—	15,987
Corporate bonds	6,058	—	—	6,058
Derivative financial instruments	—	103	—	103
	$125,931	$91,483	$—	$217,414
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,407)	$(4,407)
Derivative financial instruments	—	(735)	—	(735)
	$—	$(735)	$(4,407)	$(5,142)

	Fair Value Measurements at
	March 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$82,079	$19,997	$—	$102,076
U.S. government and municipal obligations	21,992	69,765	—	91,757
Commercial paper	—	14,581	—	14,581
Corporate bonds	10,380	—	—	10,380
Derivative financial instruments	—	368	—	368
	$114,451	$104,711	$—	$219,162
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,291)	$(4,291)
Contingent contractual non-compliance liability	—	—	(49)	(49)
Derivative financial instruments	—	(139)	—	(139)
	$—	$(139)	$(4,340)	$(4,479)
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
The Company’s contingent purchase consideration at September 30, 2014 and March 31, 2014 was classified as Level 3 in the fair value hierarchy. The contingent contractual non-compliance liability was also classified as Level 3 at March 31, 2014. As of September 30, 2014, the balance is $0. The contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero. These liabilities are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. They are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended September 30, 2014 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$(4,291)	$(49)
(Increase) / decrease in fair value and accretion expense (included within research and development expense)	(116)	49
Balance at end of period	$(4,407)	$—
The Company has updated the probabilities used in the fair value calculation of the contingent liabilities at September 30, 2014 which reduced the liability by $9 thousand and is included as part of earnings for the six months ended September 30, 2014. Key assumptions include a 3.3% discount rate, and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the six months ended September 30, 2014 was $76 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2014	March 31, 2014
Raw materials	$8,312	$6,025
Work in process	125	161
Finished goods	6,068	6,394
	$14,505	$12,580
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Optimization. As of September 30, 2014 and March 31, 2014, goodwill attributable to the Unified Service Delivery reporting unit was $199.1 million and $201.0 million, respectively. Goodwill attributable to the Test Optimization reporting unit was $2.4 million as of September 30, 2014 and March 31, 2014. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the six months ended September 30, 2014 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the six months ended September 30, 2014 are as follows (in thousands):

Six Months Ended
September 30, 2014
Balance at March 31, 2014	$203,446
Foreign currency translation impact	(1,989)
Balance as of September 30, 2014	$201,457
Intangible Assets
The net carrying amounts of intangible assets were $54.5 million and $58.5 million as of September 30, 2014 and March 31, 2014, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the fiscal year ended March 31, 2014, the Company acquired certain rights to Accanto Systems, S.r.l. (Accanto) software not previously purchased as part of the acquisition transaction in fiscal year 2013 for $500 thousand.  This amount is included within developed technology and is being amortized using the economic benefit method and a useful life of 6.3 years.
During the fiscal year ended March 31, 2014, the Company acquired a certain technology license for $300 thousand. This amount is included within developed technology as of March 31, 2014 and is being amortized using the economic benefit method and a useful life of 3 years.

Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets as of September 30, 2014 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$31,588	$(24,670)	$6,918
Customer relationships	38,701	(15,513)	23,188
Distributor relationships	1,872	(684)	1,188
Core technology	7,421	(3,224)	4,197
Non-compete agreements	329	(329)	—
Other	861	(487)	374
	$80,772	$(44,907)	$35,865
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
Amortization of software and core technology included as cost of product revenue was $923 thousand and $1.9 million for the three and six months ended September 30, 2014, respectively. Amortization of other intangible assets included as operating expense was $856 thousand and $1.7 million for the three and six months ended September 30, 2014, respectively.
Amortization of software and core technology included as cost of product revenue was $824 thousand and $1.6 million for the three and six months ended September 30, 2013, respectively. Amortization of other intangible assets included as operating expense was $884 thousand and $1.8 million for the three and six months ended September 30, 2013, respectively.
The following is the expected future amortization expense as of September 30, 2014 for the years ended March 31 (in thousands):

2015 (remaining six months)	$3,522
2016	6,518
2017	5,921
2018	5,053
2019	4,070
Thereafter	10,781
$35,865
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets as of September 30, 2014 and March 31, 2014 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	September 30, 2014	March 31, 2014	September 30, 2014	March 31, 2014	September 30, 2014	March 31, 2014
Derivatives Designated as Hedging Instruments:
Forward contracts	$18,211	$17,483	$103	$368	$735	$139

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2014	September 30, 2013	Location	September 30, 2014	September 30, 2013	Location	September 30, 2014	September 30, 2013
Forward contracts	$(963)	$200	Research and development	$11	$(169)	Research and development	$38	$(7)
			Sales and marketing	(143)	(15)	Sales and marketing	12	28
	$(963)	$200		$(132)	$(184)		$50	$21

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on OCI and results of operations for the six months ended September 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2014	September 30, 2013	Location	September 30, 2014	September 30, 2013	Location	September 30, 2014	September 30, 2013
Forward contracts	$(739)	$3	Research and development	$22	$(184)	Research and development	$101	$97
			Sales and marketing	15	(105)	Sales and marketing	16	(6)
	$(739)	$3		$37	$(289)		$117	$91

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 9 – LONG-TERM DEBT
On November 22, 2011, the Company entered into a credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility under the Credit Agreement matures on November 21, 2016. As of September 30, 2014, there were no amounts outstanding under this credit facility.
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
The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including material mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including material acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. As of September 30, 2014, the Company was in compliance with all of these covenants.

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
The following table provides a summary of the activity related to these restructuring plans and the related liability included as accrued compensation on the Company's consolidated balance sheet (in thousands):

	Three months ended	Six Months Ended
Employee Severance:	September 30, 2014	September 30, 2014
Balance at beginning of period	$71	$71
Other adjustments	—	—
Cash payments	(71)	(71)
Balance as of September 30, 2014	$—	$—
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company recorded two contingent liabilities related to the acquisition of Simena, LLC (Simena), one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At September 30, 2014, the present value of the future consideration was $4.4 million and the contractual non-compliance liability was $0. The contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 12 – TREASURY STOCK
On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2014, the Company had repurchased a total of 4,000,000 shares of common stock through the open market stock repurchase program. The Company repurchased 243,300 shares for $9.4 million under this program during the six months ended September 30, 2014. As of June 30, 2014, all authorized shares under this stock repurchase program have been repurchased.
On April 22, 2014, the Company's board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through September 30, 2014, the Company has repurchased 256,700 shares totaling $11.5 million in the open market under this stock repurchase plan. At September 30, 2014, $88.5 million of common stock remained available to be purchased under the plan.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 226,526 shares for $10.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2014. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 13 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$11,233	$9,883	$22,709	$15,136
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	41,060	41,392	41,071	41,398
Dilutive common equivalent shares:
Weighted average stock options	11	76	14	81
Weighted average restricted stock units	581	482	647	525
Denominator for diluted net income per share - weighted average shares outstanding	41,652	41,950	41,732	42,004
Net income per share:
Basic net income per share	$0.27	$0.24	$0.55	$0.37
Diluted net income per share	$0.27	$0.24	$0.54	$0.36
The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Restricted stock units	—	123	—	201
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
NOTE 14 – INCOME TAXES
Our effective income tax rates were 37.9% and 37.5% for the three months ended September 30, 2014 and 2013, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes, income generated in jurisdictions that have a different tax rate than the U.S. statutory rate, and losses not benefited in certain foreign jurisdictions. The effective tax rate for the three months ended September 30, 2014 is higher than the effective rate for the three months ended September 30, 2013 primarily due to an increase in certain foreign losses for which a benefit cannot be realized, offset by decreases to the state tax rate.

Our effective tax rates were 39.6% and 38.6% for the six months ended September 30, 2014 and 2013, respectively. At this time, the effective tax rate is higher than the comparable year primarily due to an increase in certain foreign losses for which a benefit cannot be realized.
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$79,337	$66,853	$165,355	$129,625
Europe	11,005	12,654	20,051	21,593
Asia	4,672	6,850	11,389	10,753
Rest of the world	8,585	5,740	14,656	11,931
	$103,599	$92,097	$211,451	$173,902
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
NOTE 16 – SUBSEQUENT EVENTS
On October 13, 2014, NetScout announced that it has entered into a definitive agreement to acquire the Communications business of Danaher Corporation (Danaher), comprising Tektronix Communications, Arbor Networks, and certain parts of Fluke Networks. Under the terms of the transaction, Danaher shareholders will receive approximately 62.5 million shares of NetScout common stock, which values the transaction at $2.1 billion based on NetScout’s closing price of $34.12 on October 22, 2014. The transaction is expected to increase NetScout’s scale and broaden its customer base in both the service provider and enterprise markets, while accelerating NetScout’s entry into the Cyber Intelligence market.  The transaction is subject to shareholder and regulatory approval; it is expected to close in the first half of NetScout’s fiscal year 2016.

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
On October 13, 2014, we announced that we had entered into a definitive agreement to acquire the Communications business of Danaher Corporation (Danaher), comprising Tektronix Communications, Arbor Networks, and certain parts of Fluke Networks. Under the terms of the transaction, Danaher shareholders will receive approximately 62.5 million shares of NetScout common stock, which values the transaction at $2.1 billion based on NetScout’s closing price of $34.12 on October 22, 2014. The transaction is expected to increase our scale and broaden our customer base in both the service provider and enterprise markets, while accelerating our entry into the Cyber Intelligence market.  The transaction is subject to shareholder and regulatory approval; it is expected to close in the first half of our fiscal year 2016.
Results Overview

We saw continued growth during the quarter ended September 30, 2014, with product revenue growth of 11% and overall revenue growth of 12% compared to the same period in the prior year.

Our business maintained strong gross profit margins. Our gross profit for the quarter ended September 30, 2014 increased by $9.6 million, or 13%, when compared to the quarter ended September 30, 2013. The gross profit percentage remained flat at 79% during the quarters ended September 30, 2014 and 2013.

We continue to maintain strong liquidity. At September 30, 2014, we had cash, cash equivalents and marketable securities of $217.3 million. This represents a decrease of $1.5 million from March 31, 2014.

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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2014 and 2013 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP revenue	$103,599	$92,097	$211,451	$173,902
Deferred revenue fair value adjustment	—	139	18	279
Non-GAAP revenue	$103,599	$92,236	$211,469	$174,181
GAAP net income	$11,233	$9,883	$22,709	$15,136
Deferred revenue fair value adjustment	—	139	18	279
Share based compensation expense	4,495	3,930	7,797	6,742
Amortization of acquired intangible assets	1,779	1,681	3,575	3,354
Business development and integration expense	1,477	234	1,477	404
Compensation for post combination services	545	711	1,081	1,155
Income tax adjustments	(2,908)	(2,308)	(4,818)	(4,093)
Non-GAAP net income	$16,621	$14,270	$31,839	$22,977
GAAP diluted net income per share	$0.27	$0.24	$0.54	$0.36
Per share impact of non-GAAP adjustments identified above	0.13	0.10	0.22	0.19
Non-GAAP diluted net income per share	$0.40	$0.34	$0.76	$0.55
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
Three Months Ended September 30, 2014 and 2013
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended September 30, 2014, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the three months ended September 30, 2013, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$57,953	56%	$52,357	57%	$5,596	11%
Service	45,646	44	39,740	43	5,906	15%
Total revenue	$103,599	100%	$92,097	100%	$11,502	12%
Product. The 11%, or $5.6 million, increase in product revenue was due to a $5.2 million increase in revenue from our government enterprise sector, and a $3.2 million increase in our general enterprise sector. These increases were partially offset by a $2.8 million decrease from our service provider sector. Compared to the same period in the prior year, we realized a 5% increase in units shipped and a 4% increase in the average selling price per unit of our products.

We expect continued growth in our service provider sector through the year ended March 31, 2015.
Service. The 15%, or $5.9 million, increase in service revenue was due to a $4.6 million increase in revenue from new maintenance contracts and renewals from a growing support base and a $1.3 million increase in premium support contracts. We expect continued service revenue growth to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.

Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Indirect	$58,041	56%	$48,959	53%	$9,082	19%
Direct	45,558	44	43,138	47	2,420	6%
Total revenue	$103,599	100%	$92,097	100%	$11,502	12%
The 19%, or $9.1 million, increase in indirect channel revenue is the result of the increase in sales to our government enterprise sector in the United States as well as in our general enterprise sector. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our sales to the U.S. government are typically sold through channel partners as well. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 6%, or $2.4 million, increase in direct revenue is primarily the result of increased domestic revenue from our general enterprise sector.
Total revenue by geography is as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
United States	$79,337	77%	$66,853	73%	$12,484	19%
International:
Europe	11,005	11	12,654	14	(1,649)	(13)%
Asia	4,672	4	6,850	7	(2,178)	(32)%
Rest of the world	8,585	8	5,740	6	2,845	50%
Subtotal international	24,262	23	25,244	27	(982)	(4)%
Total revenue	$103,599	100%	$92,097	100%	$11,502	12%
United States revenues increased 19%, or $12.5 million, primarily due to gains within the general enterprise and government sectors, offset by a decrease in the service provider sector. The 4%, or $1.0 million, decrease in international revenue is due to decreases across all sectors. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$12,939	13%	$11,810	13%	$1,129	10%
Service	8,656	8	7,894	8	762	10%
Total cost of revenue	$21,595	21%	$19,704	21%	$1,891	10%
Gross profit:
Product $	$45,014	43%	$40,547	44%	$4,467	11%
Product gross profit %	78%		77%
Service $	$36,990	36%	$31,846	35%	$5,144	16%
Service gross profit %	81%		80%
Total gross profit $	$82,004		$72,393		$9,611	13%
Total gross profit %	79%		79%
Product. The 10%, or $1.1 million, increase in cost of product revenue was primarily due to the 11%, or $5.6 million, increase in product revenue during the three months ended September 30, 2014. In addition, there was a $178 thousand increase in obsolescence charges, and a $100 thousand increase in amortization of software and core technology included as cost of product revenue for the three months ended September 30, 2014. The product gross profit percentage increased by one percentage point to 78% during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The 11%, or $4.5 million, increase in product gross profit corresponds with the 11%, or $5.6 million, increase in product revenue, offset by the 10%, or $1.1 million, increase in cost of product revenue. Average headcount in manufacturing was 31 and 32 for the three months ended September 30, 2014 and 2013, respectively.
Service. The 10%, or $762 thousand, increase in cost of service revenue was primarily due to a $1.3 million increase in employee related expenses resulting in part from headcount to support our growing installed base as well as increased compensation related items. These increases were partially offset by a $270 thousand decrease in allocated overhead, and a $240 thousand decrease in the cost of materials used to support customers under service contracts. The service gross profit percentage increased by one percentage point to 81% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The 16%, or $5.1 million, increase in service gross profit corresponds with the 15%, or $5.9 million, increase in service revenue, offset by the 10%, or $762 thousand, increase in cost of services. Average service headcount was 165 and 144 for the three months ended September 30, 2014 and 2013, respectively.
Gross profit. Our gross profit increased 13%, or $9.6 million. This increase is attributable to our increase in revenue of 12%, or $11.5 million, partially offset by a 10%, or $1.9 million, increase in cost of revenue. The gross profit percentage remained flat at 79% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Overall, we expect our gross profit percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.
Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Research and development	$19,241	18%	$16,638	18%	$2,603	16%
Sales and marketing	32,196	31	31,559	34	637	2%
General and administrative	11,067	11	7,457	8	3,610	48%
Amortization of acquired intangible assets	856	1	857	1	(1)	—%
Total operating expenses	$63,360	61%	$56,511	61%	$6,849	12%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 16%, or $2.6 million, increase in research and development expenses is due to a $2.4 million increase in employee related expenses due to compensation related items and other employee related costs, a $325 thousand increase in depreciation expense, a $291 thousand increase in consulting expenses, and a $252 thousand increase in allocated overhead. These increases were partially offset by a $167 thousand decrease in non-recurring engineering expenses, a $166 thousand decrease in deal related compensation expenses, and an $82 thousand decrease in travel expenses. Average headcount in research and development was 358 and 354 for the three months ended September 30, 2014 and 2013, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 2%, or $637 thousand, increase in total sales and marketing expenses was due a $1.8 million increase in employee related expenses due to increased headcount and other employee related costs. In addition, there was a $401 thousand increase in allocated overhead, a $389 thousand increase related to the NetScout user conference, and a $225 thousand increase in recruiting costs. These increases were partially offset by a $1.3 million decrease in commissions, a $660 thousand decrease in advertising expenses, and a $224 thousand decrease in depreciation expenses. Average headcount in sales and marketing was 373 and 358 for the three months ended September 30, 2014 and 2013, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 48%, or $3.6 million, increase in general and administrative expenses was due to a $1.6 million increase in employee related expenses due to compensation related items and other employee related costs, a $1.2 million increase in business development expenses, a $532 thousand increase in legal expenses, and a $283 thousand increase in consulting expenses. Average headcount in general and administrative was 122 and 119 for the three months ended September 30, 2014 and 2013, respectively.
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

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(543)	(1)%	$(59)	—%	$(484)	(820)%
The 820%, or $484 thousand, increase in interest and other expense was due to a $528 thousand increase in foreign currency exchange expense and a $9 thousand increase in interest expense. This increase to interest and other expense, net was partially offset by a $41 thousand increase in interest income received on investments and a $14 thousand decrease in loss on sale of equipment.

Income Tax Expense. Our effective income tax rates were 37.9% and 37.5% for the three months ended September 30, 2014 and 2013, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes, income generated in jurisdictions that have a different tax rate than the U.S. statutory rate, and losses not benefited in certain foreign jurisdictions. The effective tax rate for the three months ended September 30, 2014 is higher than the comparable prior year period primarily due to the exclusion of larger losses of foreign entities for which a benefit cannot be realized, offset by decreases to the state tax rate.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Income tax expense	$6,868	7%	$5,940	6%	$928	16%
Six months ended September 30, 2014 and 2013
Revenue
During the six months ended September 30, 2014, two direct customers each accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the six months ended September 30, 2013, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$122,319	58%	$95,334	55%	$26,985	28%
Service	89,132	42%	78,568	45%	10,564	13%
Total revenue	$211,451	100%	$173,902	100%	$37,549	22%
Product. The 28%, or $27.0 million, increase in product revenue was due to an $18.2 million increase in revenue from our service provider sector, a $5.6 million increase in revenue from our government enterprise sector, and a $3.2 million increase in revenue from our general enterprise sector. Compared to the same period in the prior year, we realized a 25% increase in units shipped and a 3% increase in the average selling price per unit of our products.
Service. The 13%, or $10.6 million, increase in service revenue was due to an $8.2 million increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base and a $2.4 million increase in premium support contracts. These were partially offset by a $161 thousand decrease in consulting revenue.
Total product and service revenue from direct and indirect channels are as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Indirect	$100,144	47%	$88,489	51%	$11,655	13%
Direct	111,307	53	85,413	49	25,894	30%
Total revenue	$211,451	100%	$173,902	100%	$37,549	22%

The 13%, or $11.7 million, increase in indirect channel revenue is the result of increases in sales to our government enterprise and general enterprise sectors in the United States. The 30%, or $25.9 million, increase in direct revenue is primarily the result of increased domestic revenue from our service provider customers.
Total revenue by geography is as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
United States	$165,355	78%	$129,625	75%	$35,730	28%
International:
Europe	20,051	10	21,593	12	(1,542)	(7)%
Asia	11,389	5	10,753	6	636	6%
Rest of the world	14,656	7	11,931	7	2,725	23%
Subtotal international	46,096	22	44,277	25	1,819	4%
Total revenue	$211,451	100%	$173,902	100%	$37,549	22%
Total revenue increased 22%, or $37.5 million, primarily in the United States. United States revenues increased 28%, or $35.7 million, as a result of an increase across all sectors, primarily in the service provider sector. As a percent of total revenue, international revenue remained fairly consistent with the prior year.
Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$26,705	13%	$21,583	12%	$5,122	24%
Service	17,486	8	15,043	9	2,443	16%
Total cost of revenue	$44,191	21%	$36,626	21%	$7,565	21%
Gross profit:
Product $	$95,614	45%	$73,751	42%	$21,863	30%
Product gross profit %	78%		77%
Service $	$71,646	34%	$63,525	37%	$8,121	13%
Service gross profit %	80%		81%
Total gross profit $	$167,260		$137,276		$29,984	22%
Total gross profit %	79%		79%
Product. The 24%, or $5.1 million, increase in cost of product revenue was mainly a result of the 28%, or $27.0 million increase in product revenue. In addition, there was a $269 thousand increase in employee related expenses due to increased compensation related items, and a $209 thousand increase in amortization of software and core technology included as cost of product revenue. The product gross profit percentage increased by one percentage point to 78% during the six months ended September 30, 2014. Average headcount in manufacturing was 31 and 32 for the six months ended September 30, 2014 and 2013, respectively.
Service. The 16%, or $2.4 million, increase in cost of service revenue was primarily due to a $2.5 million increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased compensation related items. In addition, there was a $183 thousand increase in travel expenses, a $123 thousand increase in depreciation expense and a $94 thousand increase in cost of materials used to support customers under service contracts. These increases were partially offset by a $479 thousand decrease in allocated overhead. The service gross profit percentage decreased by one percentage point to 80% for the six months ended September 30, 2014 when compared to the six months ended September 30, 2013 primarily related to the increases in cost mentioned above. The 13%, or $8.1 million, increase in service gross profit corresponds with the 13%, or $10.6 million, increase in service revenue, partially offset by the 16%, or $2.4 million, increase in cost of services. Average service headcount was 163 and 143 for the six months ended September 30, 2014 and 2013, respectively.
Gross profit. Our gross profit increased 22%, or $30.0 million. This increase is attributable to our increase in revenue of 22% or $37.5 million, partially offset by a 21%, or $7.6 million, increase in cost of revenue. The gross profit percentage remained flat at 79% for the six months ended September 30, 2014 when compared to the six months ended September 30, 2013.
Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Research and development	$38,008	18%	$32,603	19%	$5,405	17%
Sales and marketing	69,468	33	63,759	37%	5,709	9%
General and administrative	19,820	9	14,438	8%	5,382	37%
Amortization of acquired intangible assets	1,718	1	1,711	1%	7	—%
Total operating expenses	$129,014	61%	$112,511	65%	$16,503	15%
Research and development. The 17%, or $5.4 million, increase in research and development expenses is due to a $4.4 million increase in employee related expenses. In addition, there was a $557 thousand increase in consulting expenses, a $542 thousand increase in depreciation expense, and a $532 thousand increase in allocated overhead. These expenses were offset by a $247 thousand decrease in non-recurring engineering expenses, a $183 thousand decrease in supplies and a $77 thousand decrease in deal related compensation related to the acquisition of Replay. Average headcount in research and development was 356 and 355 for the six months ended September 30, 2014 and 2013, respectively.
Sales and marketing. The 9%, or $5.7 million, increase in total sales and marketing expenses was due to a $4.2 million increase in employee related expenses as a result of increased headcount and other employee related costs, a $958 thousand increase in allocated overhead, a $418 thousand increase in recruitment expenses, a $388 thousand increase in sales meeting expenses, and $332 thousand increase in commissions due to higher shipments during the six months ended September 30, 2014 compared to the six months ended September 30, 2013. In addition, there was a $273 thousand increase travel expenses, and a $268 thousand increase in trade show expenses. These expenses were partially offset by an $804 thousand decrease in depreciation expense, and a $374 thousand decrease in advertising related expenses. Average headcount in sales and marketing was 372 and 352 for the six months ended September 30, 2014 and 2013, respectively.
General and administrative. The 37%, or $5.4 million, increase in general and administrative expenses was due to a $3.1 million increase in employee related expenses as a result of compensation related items and other employee related costs, and a $1.1 million increase in business development expenses. In addition, there was an $807 thousand increase in consulting expenses and a $726 thousand increase in legal expenses. These increases were partially offset by a $209 thousand decrease in bad debt expense. Average headcount in general and administrative was 119 and 120 for the six months ended September 30, 2014 and 2013, respectively.
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

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	(674)	—%	(132)	—%	$(542)	(411)%
The 411%, or $542 thousand, increase in interest and other expense was due to a $633 thousand increase in foreign currency exchange expense and a $13 thousand increase in interest expense. This increase to interest and other expense, net was partially offset by a $58 thousand increase in interest income received on investments and a $36 thousand decrease in loss on sale of equipment.
Income Tax Expense. Our effective income tax rates were 39.6% and 38.6% for the six months ended September 30, 2014 and 2013, respectively. Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. At this time, the effective tax rate for the six months ended September 30, 2014 is higher than the comparable prior year period primarily due to an increase in certain foreign losses for which a benefit cannot be realized.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Income tax expense	14,863	7%	9,497	5%	$5,366	57%

Off-Balance Sheet Arrangements

As of September 30, 2014 and 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At September 30, 2014, the present value of the future consideration was $4.4 million and the contractual non-compliance liability was $0. The contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2014	March 31, 2014
Cash and cash equivalents	$78,986	$102,076
Short-term marketable securities	90,783	75,234
Long-term marketable securities	47,542	41,484
Cash, cash equivalents and marketable securities	$217,311	$218,794
Cash, cash equivalents and marketable securities

At September 30, 2014, cash, cash equivalents and marketable securities totaled $217.3 million, down $1.5 million from $218.8 million at March 31, 2014 due primarily to cash flow from operations of $29.0 million and $4.0 million generated from excess tax benefits from share-based compensation awards, partially offset by $30.9 million of cash used to repurchase shares of our common stock and $4.0 million of cash used for capital expenditures.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At September 30, 2014, cash and short-term and long-term investments in the United States was $214.1 million, while cash held outside the United States was approximately $3.2 million.
Cash and cash equivalents were impacted by the following:

	Six months ended September 30,
	(Dollars in Thousands)
	2014	2013
Net cash provided by operating activities	$28,990	$27,101
Net cash used in investing activities	$(25,593)	$(16,837)
Net cash used in financing activities	$(26,794)	$(15,142)
Net cash provided by operating activities

Cash provided by operating activities was $29.0 million during the six months ended September 30, 2014, compared to $27.1 million of cash provided by operating activities during the six months ended September 30, 2013. This $1.9 million increase was due in part to a $7.6 million increase from net income. In addition, there was a $6.6 million increase from accrued compensation and other expenses. This was due largely to the timing of accruals and payments for compensation related items, as well as increased accruals for legal and accounting related fees. There was also a $2.1 million increase from inventories related to a larger buildup of the inventory balance during the six months ended September 30, 2013 as compared to the six months ended September 30, 2014, a $1.1 million increase from share based compensation expense, and a $285 thousand increase from accounts payable due to timing of payments. These increases were partially offset by a $7.6 million unfavorable impact from accounts receivable in the six months ended September 30, 2014 as compared to the six months ended September 30, 2013. Days sales outstanding was 43 days as of the end of the second quarter of fiscal year 2015 compared to 47 days at March 31, 2014 and 54 days at the end of the second quarter of fiscal year 2014. Additionally, there was a $4.9 million decrease from deferred revenue, and a $3.0 million decrease from prepaid expenses and other assets.

Net cash used in investing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2014	2013
Cash used in investing activities included the following:
Purchase of marketable securities	$(57,790)	$(43,750)
Proceeds from maturity of marketable securities	36,204	33,383
Purchase of fixed assets	(4,016)	(6,355)
Purchase of intangible assets	(92)	(153)
Decrease in deposits	101	38
	$(25,593)	$(16,837)

Cash used in investing activities was up $8.8 million to $25.6 million during the six months ended September 30, 2014, compared to $16.8 million of cash used in investing activities in the six months ended September 30, 2013.

Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2015.

The increase in outflow related to a net increase in the purchase of investments of $11.2 million during the six months ended September 30, 2014 when compared to the six months ended September 30, 2013.
Net cash used in financing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2014	2013
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$67	$315
Payment of contingent consideration	—	(841)
Treasury stock repurchases	(30,894)	(16,349)
Excess tax benefit from share-based compensation awards	4,033	1,733
	$(26,794)	$(15,142)

Cash used in financing activities was up $11.7 million to $26.8 million during the six months ended September 30, 2014, compared to $15.1 million of cash used in financing activities in the six months ended September 30, 2013.
During the six months ended September 30, 2013, we paid $0.8 million related to the contingent purchase consideration for the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 11 in the Notes to the Consolidated Financial Statements of this Form 10-Q.
On September 17, 2001, we announced an open market stock repurchase program to purchase up to one million shares of our outstanding common stock, subject to market conditions and other factors. Any purchases under this stock repurchase program may be made from time to time without prior notice. On July 26, 2006, we announced that we had expanded the existing open market stock repurchase program to enable us to purchase up to an additional three million shares of our outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2014, we had repurchased a total of 4,000,000 shares of common stock through the open market stock repurchase program. We repurchased 243,300 and 475,407 shares at a cost of $9.4 million and $11.7 million under this program during the six months ended September 30, 2014 and 2013, respectively. As of June 30, 2014, all authorized shares under this stock repurchase program have been repurchased.
On April 22, 2014, our board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of our outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through September 30, 2014, we repurchased 256,700 shares totaling $11.5 million in the open market under this stock repurchase plan. At September 30, 2014, $88.5 million of common stock remained to be purchased under the plan.
Future repurchases of shares will reduce our cash balance. In addition, during the six months ended September 30, 2014 and 2013, we had 226,526 and 185,953 shares transferred to us from employees for tax withholding at a cost of $10.0 million and $4.6 million, respectively.

We generated $4.0 million and $1.7 million during the six months ended September 30, 2014 and 2013, respectively, of excess tax benefits from share-based compensation awards.
Credit Facility
On November 22, 2011, we entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016 and is secured by substantially all of our assets. At September 30, 2014, there were no amounts outstanding under the credit facility.
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
At September 30, 2014, we maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
As of September 30, 2014, we had foreign currency forward contracts with notional amounts totaling $18.2 million. The valuation of outstanding foreign currency forward contracts at September 30, 2014 resulted in an asset balance of $103 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $735 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2014, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2014 resulted in a liability balance of $139 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $368 thousand reflecting favorable rates in comparison to current market rates.
Item 4.  Controls and Procedures

As of September 30, 2014, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014 and the risk factors listed below. The risks discussed in our Annual Report on Form 10-K and below could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

The announcement and pendency of the proposed acquisition of Danaher’s communications business could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.
 The announcement and pendency of the transaction could disrupt our business in the following ways, among others:
 ·                  Our customers, channel partners and other third-party business partners may delay or defer purchase decisions with regard to our products and services or may seek to terminate and/or renegotiate their relationships with us as a result of the transaction, whether pursuant to the terms of their existing agreements with us or otherwise; and
 ·                  Current and prospective employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on our sales efforts.
 Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Failure to complete the proposed acquisition of Danaher’s communications business could negatively impact our business, financial condition, results of operations or stock price.
 Completion of the transaction is conditioned upon NetScout and Danaher satisfying certain closing conditions, including the approval of the shares to be issued in connection with the transaction by our stockholders, as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the transaction is not be consummated for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks including:
 ·               The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed;
 ·               We may experience negative reactions to the termination of the transaction from customers, channel partners, suppliers, strategic partners, investors or analysts;
 ·               We would not realize any of the anticipated benefits of having completed the transaction;
 ·               We may be required to pay a termination fee of $55.0 million to Danaher if the merger agreement is terminated under certain circumstances; and
 ·                  Our expenses incurred related to the transaction, such as legal and accounting fees, must be paid even if the transaction is not completed and may not, except in certain circumstances, be recovered from Danaher.
 In addition, any delay in the consummation of the transaction or, any uncertainty about the consummation of the transaction, may adversely affect our future business, growth, revenue and results of operations.

Obtaining required governmental approvals necessary to satisfy the conditions to the completion of the proposed acquisition of Danaher’s communications business may delay or prevent completion of the transaction.
 The completion of the transaction is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. NetScout and Danaher intend to pursue all required approvals in accordance with the merger agreement. These approvals may impose conditions on or require divestitures relating to the operations or assets of NetScout's or of Danaher's Communications Business and such conditions or divestitures may jeopardize or delay the completion of the transaction or may reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or whether they will satisfy the terms of the merger agreement.

Our failure to successfully integrate Danaher’s communications business into our business within our expected timetable would adversely affect the combined company’s future results and the market price of our common stock following the completion of the transaction.
 The success of the transaction will depend, in large part, on sales of our products and services and our ability, as a combined company following the completion of the transaction to realize the anticipated benefits. To realize these anticipated benefits, the combined company must successfully integrate our respective businesses. This integration will be complex and time-consuming.
 The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the transaction.
 Potential difficulties that may be encountered in the integration process include the following:
 ·                  Lost sales and customers as a result of customers of NetScout's or Danaher’s communications business deciding not to do business with the combined company;
 ·                  Complexities associated with managing the larger, more complex, combined business;
 ·                  Integrating personnel of NetScout's and Danaher’s communications business while maintaining focus on providing consistent, high quality products and service to customers;
 ·                  The loss of key employees; and
 ·                  Potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the transaction.

If any of these events were to occur, our ability to maintain relationships with customers, channel partners, suppliers and employees or our ability to achieve the anticipated benefits of the transaction could be adversely affected, or could reduce our earnings or otherwise adversely affect our business and financial results after the transaction and, as a result, adversely affect the market price of our common stock.

The success of the combined company will also depend on relationships with third parties and pre-existing customers and channel partners of NetScout's and Danaher’s communications business, which relationships may be affected by customer, channel partner or third-party preferences or public attitudes about the transaction. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition or results of operations.
 The combined company’s success will be dependent on our ability to maintain and renew relationships with pre-existing customers, channel partners, suppliers, and other third-parties of both NetScout's and Danaher’s communications business and our ability to establish new relationships. There can be no assurance that the business of the combined company will be able to maintain pre-existing contracts and other business relationships, or enter into or maintain new contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations as a combined company.

In the event the transaction is completed, we will incur significant expenses in connection with the integration of Danaher’s communications business.
 In the event the transaction is completed, we expect to incur significant expenses in connection with the integration of Danaher’s communications business, including integrating products and technology, personnel, information technology systems, accounting systems, suppliers, and channel partners of each business and implementing consistent standards, policies, and procedures, and may possibly be subject to material write downs in assets and charges to earnings, which may include severance pay and other costs.

If Danaher stockholders sell our common stock received in the transaction, they could cause a decline in the market price of our common stock.
 Our issuance of common stock in the transaction will be registered with the SEC. Those shares will be immediately available for resale in the public market. As a result, the number of shares of our common stock to be issued to Danaher’s stockholders, collectively, in connection with the transaction and immediately available for resale will equal approximately

59.5% of the number of outstanding shares of our common stock in the public market upon completion of the transaction. Danaher stockholders may sell the stock they receive commencing immediately after the transaction. If this occurs, or if other holders of our common stock sell significant amounts of our common stock immediately after the transaction is completed, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the acquisition of Danaher’s communications business.
 The market price of our common stock may decline as a result of the transaction for a number of reasons including if:
 ·                  We do not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated;
 ·                  The effect of the transaction on our business and prospects is not consistent with the expectations of financial or industry analysts; or
 ·                  Investors react negatively to the effect of the transaction on our business and prospects.

During the pendency of the transaction, we may not be able to enter into certain business transactions with other parties because of restrictions in the merger agreement.
 Covenants in the merger agreement restrict our ability, pending completion of the transaction, to make certain acquisitions or complete other transactions that are not, among other things, in the ordinary course of business. These restrictions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $55.0 million to Danaher if the merger agreement is terminated in specified circumstances. As a result, if the transaction is not completed, we may be at a disadvantage to our competitors.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended September 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
7/1/2014 - 7/31/2014	66,101	$43.88	58,414
8/1/2014 - 8/31/2014	246,466	44.97	148,241
9/1/2014 - 9/30/2014	101,731	46.42	43,345
Total	414,298	$45.15	250,000	$88,521,377

(1)
We purchased an aggregate of 164,298 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

Item 6. Exhibits

(a)	Exhibits

2.1
Agreement and Plan of Merger and Reorganization dated October 12, 2014 by and among NetScout Systems, Inc., Danaher Corporation, Potomac Holding LLC, RS Merger Sub I, Inc., and RS Merger Sub II, LLC (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on October 14, 2014 and incorporated herein by reference).

10.1
Separation and Distribution Agreement dated October 12, 2014 by and among Danaher Corporation, NetScout Systems, Inc. and Potomac Holding LLC (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on October 14, 2014 and incorporated herein by reference).

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

NETSCOUT SYSTEMS, INC.

Date: October 28, 2014	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 28, 2014	/s/ Jean Bua
Jean Bua
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1
Agreement and Plan of Merger and Reorganization dated October 12, 2014 by and among NetScout Systems, Inc., Danaher Corporation, Potomac Holding LLC, RS Merger Sub I, Inc., and RS Merger Sub II, LLC (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on October 14, 2014 and incorporated herein by reference).

10.1
Separation and Distribution Agreement dated October 12, 2014 by and among Danaher Corporation, NetScout Systems, Inc. and Potomac Holding LLC (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on October 14, 2014 and incorporated herein by reference).

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