Form 10-Q
period 2014-12-31
NETSCOUT SYSTEMS INC
filed 2015-01-27
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 22, 2015 was 41,217,480.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2014	March 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$106,704	$102,076
Marketable securities	87,967	75,234
Accounts receivable, net of allowance for doubtful accounts of $177 and $313 at December 31, 2014 and March 31, 2014, respectively	83,415	60,518
Inventories	10,274	12,580
Prepaid income taxes	2,864	1,012
Deferred income taxes	14,174	15,846
Prepaid expenses and other current assets	9,846	11,496
Total current assets	315,244	278,762
Fixed assets, net	23,016	23,098
Goodwill	200,271	203,446
Intangible assets, net	52,469	58,513
Long-term marketable securities	46,055	41,484
Other assets	1,873	2,460
Total assets	$638,928	$607,763
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,927	$11,541
Accrued compensation	39,369	34,901
Accrued other	11,026	6,430
Income taxes payable	—	791
Deferred revenue	107,595	109,301
Total current liabilities	168,917	162,964
Other long-term liabilities	2,147	2,370
Deferred tax liability	2,679	2,757
Accrued long-term retirement benefits	1,586	1,581
Long-term deferred revenue	27,036	24,639
Contingent liabilities, net of current portion	4,445	4,291
Total liabilities	206,810	198,602
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and March 31, 2014	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 50,717,718 and 49,922,959 shares issued and 41,217,480 and 41,165,784 shares outstanding at December 31, 2014 and March 31, 2014, respectively	51	50
Additional paid-in capital	292,059	273,574
Accumulated other comprehensive income (loss)	(1,552)	2,772
Treasury stock at cost, 9,500,238 and 8,757,175 shares at December 31, 2014 and March 31, 2014, respectively	(149,345)	(117,802)
Retained earnings	290,905	250,567
Total stockholders’ equity	432,118	409,161
Total liabilities and stockholders’ equity	$638,928	$607,763
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Product	$76,446	$68,561	$198,765	$163,895
Service	46,387	41,867	135,519	120,435
Total revenue	122,833	110,428	334,284	284,330
Cost of revenue:
Product	18,310	14,534	45,015	36,117
Service	8,672	9,068	26,158	24,111
Total cost of revenue	26,982	23,602	71,173	60,228
Gross profit	95,851	86,826	263,111	224,102
Operating expenses:
Research and development	18,864	18,348	56,872	50,951
Sales and marketing	34,836	32,425	104,304	96,184
General and administrative	13,391	7,929	33,211	22,367
Amortization of acquired intangible assets	821	860	2,539	2,571
Total operating expenses	67,912	59,562	196,926	172,073
Income from operations	27,939	27,264	66,185	52,029
Interest and other income (expense), net:
Interest income	95	66	298	210
Interest expense	(191)	(198)	(580)	(575)
Other (expense) income, net	(416)	176	(904)	277
Total interest and other income (expense), net	(512)	44	(1,186)	(88)
Income before income tax expense	27,427	27,308	64,999	51,941
Income tax expense	9,798	10,014	24,661	19,511
Net income	$17,629	$17,294	$40,338	$32,430
Basic net income per share	$0.43	$0.42	$0.98	$0.78
Diluted net income per share	$0.42	$0.41	$0.97	$0.77
Weighted average common shares outstanding used in computing:
Net income per share - basic	41,206	41,425	41,128	41,417
Net income per share - diluted	41,536	41,884	41,679	41,969
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$17,629	$17,294	$40,338	$32,430
Other comprehensive income:
Cumulative translation adjustments	(1,290)	405	(3,397)	1,624
Changes in market value of investments:
Changes in unrealized (losses) gains	(75)	3	(54)	7
Total net change in market value of investments	(75)	3	(54)	7
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefits) taxes of ($327), $31, ($595) and $35	(597)	56	(1,068)	55
Reclassification adjustment for net gains (losses) included in net income, net of taxes (benefits) of $133, ($15), $115 and $85	214	(25)	195	164
Total net change in market value of derivatives	(383)	31	(873)	219
Other comprehensive (loss) income	(1,748)	439	(4,324)	1,850
Total comprehensive income	$15,881	$17,733	$36,014	$34,280
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	40,338	32,430
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	14,449	13,774
Loss on disposal of fixed assets	536	38
Deal related compensation expense and accretion charges	114	114
Share-based compensation expense associated with equity awards	11,947	9,959
Net change in fair value of contingent and contractual liabilities	(9)	(289)
Deferred income taxes	2,151	4,259
Other losses (gains)	84	(69)
Changes in assets and liabilities
Accounts receivable	(22,973)	(302)
Inventories	1,359	(5,346)
Prepaid expenses and other assets	(143)	1,345
Accounts payable	(700)	(1,255)
Accrued compensation and other expenses	10,132	2,259
Income taxes payable	(791)	591
Deferred revenue	828	3,259
Net cash provided by operating activities	57,322	60,767
Cash flows from investing activities:
Purchase of marketable securities	(78,547)	(88,802)
Proceeds from maturity of marketable securities	61,189	49,405
Purchase of fixed assets	(8,630)	(8,709)
Purchase of intangible assets	(131)	(713)
Decrease in deposits	103	37
Net cash used in investing activities	(26,016)	(48,782)
Cash flows from financing activities:
Issuance of common stock under stock plans	105	755
Payment of contingent consideration	—	(841)
Treasury stock repurchases	(31,543)	(25,033)
Excess tax benefit from share-based compensation awards	4,322	2,039
Net cash used in financing activities	(27,116)	(23,080)
Effect of exchange rate changes on cash and cash equivalents	438	(187)
Net increase (decrease) in cash and cash equivalents	4,628	(11,282)
Cash and cash equivalents, beginning of period	102,076	99,930
Cash and cash equivalents, end of period	$106,704	$88,648
Supplemental disclosures:
Cash paid for income taxes	$20,830	$12,628
Non-cash transactions:
Transfers of inventory to fixed assets	$940	$1,781
Additions to property, plant and equipment included in accounts payable	$380	$233
Gross decrease in contractual liability relating to fair value adjustment	$(49)	$(148)
Gross increase (decrease) in contingent consideration liability relating to fair value adjustment	$40	$(141)
Issuance of common stock under employee stock plans	$2,760	$2,230
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in its first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2014, the Company had no indirect channel partner or direct customer which accounted for more than 10% of the accounts receivable balance. At March 31, 2014, one direct customer accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2014, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.
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

NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of product revenue	$85	$62	$238	$174
Cost of service revenue	294	194	836	566
Research and development	1,455	1,157	3,971	3,316
Sales and marketing	1,221	944	3,419	2,952
General and administrative	1,095	860	3,483	2,951
	$4,150	$3,217	$11,947	$9,959
Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 of each year. During the nine months ended December 31, 2014, employees purchased 59,897 shares under the ESPP and the value per share was $46.07.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2014 and March 31, 2014.
Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2014 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$74,483	$15	$74,498
Commercial paper	7,586	4	7,590
Corporate bonds	5,882	(3)	5,879
Total short-term marketable securities	87,951	16	87,967
U.S. government and municipal obligations	45,248	(45)	45,203
Corporate bonds	852	0	852
Total long-term marketable securities	46,100	(45)	46,055
Total marketable securities	$134,051	$(29)	$134,022

The following is a summary of marketable securities held by NetScout at March 31, 2014, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$53,854	$26	$53,880
Commercial paper	14,581	—	14,581
Corporate bonds	6,772	1	6,773
Total short-term marketable securities	75,207	27	75,234
U.S. government and municipal obligations	37,875	2	37,877
Corporate bonds	3,611	(4)	3,607
Total long-term marketable securities	41,486	(2)	41,484
Total marketable securities	$116,693	$25	$116,718
Contractual maturities of the Company’s marketable securities held at December 31, 2014 and March 31, 2014 were as follows (in thousands):

	December 31, 2014	March 31, 2014
Available-for-sale securities:
Due in 1 year or less	$87,967	$75,234
Due after 1 year through 5 years	46,055	41,484
	$134,022	$116,718
NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2014 and March 31, 2014 (in thousands).

	Fair Value Measurements at
	December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$106,704	$—	$—	$106,704
U.S. government and municipal obligations	39,852	79,849	—	119,701
Commercial paper	—	7,590	—	7,590
Corporate bonds	6,731	—	—	6,731
Derivative financial instruments	—	16	—	16
	$153,287	$87,455	$—	$240,742
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,445)	$(4,445)
Derivative financial instruments	—	(1,223)	—	(1,223)
	$—	$(1,223)	$(4,445)	$(5,668)

	Fair Value Measurements at
	March 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$82,079	$19,997	$—	$102,076
U.S. government and municipal obligations	21,992	69,765	—	91,757
Commercial paper	—	14,581	—	14,581
Corporate bonds	10,380	—	—	10,380
Derivative financial instruments	—	368	—	368
	$114,451	$104,711	$—	$219,162
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,291)	$(4,291)
Contingent contractual non-compliance liability	—	—	(49)	(49)
Derivative financial instruments	—	(139)	—	(139)
	$—	$(139)	$(4,340)	$(4,479)
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
The Company’s contingent purchase consideration at December 31, 2014 and March 31, 2014 was classified as Level 3 in the fair value hierarchy. The contingent contractual non-compliance liability was also classified as Level 3 at March 31, 2014. At December 31, 2014, the contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero. These liabilities are valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. They are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended December 31, 2014 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at beginning of period	$(4,291)	$(49)
(Increase) / decrease in fair value and accretion expense (included within research and development expense)	(154)	49
Balance at end of period	$(4,445)	$—
The Company has updated the probabilities used in the fair value calculation of the contingent liabilities at December 31, 2014 which reduced the liability by $9 thousand and is included as part of earnings for the nine months ended December 31, 2014. Key assumptions include a 3.3% discount rate, and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the nine months ended December 31, 2014 was $114 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2014	March 31, 2014
Raw materials	$3,257	$6,025
Work in process	127	161
Finished goods	6,890	6,394
	$10,274	$12,580
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Optimization. At December 31, 2014 and March 31, 2014, goodwill attributable to the Unified Service Delivery reporting unit was $197.9 million and $201.0 million, respectively. Goodwill attributable to the Test Optimization reporting unit was $2.4 million at December 31, 2014 and March 31, 2014. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the nine months ended December 31, 2014 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the nine months ended December 31, 2014 are as follows (in thousands):

Balance at March 31, 2014	$203,446
Foreign currency translation impact for the nine months ended December 31, 2014	(3,175)
Balance at December 31, 2014	$200,271
Intangible Assets
The net carrying amounts of intangible assets were $52.5 million and $58.5 million at December 31, 2014 and March 31, 2014, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the fiscal year ended March 31, 2014, the Company acquired certain rights to Accanto Systems, S.r.l. (Accanto) software not previously purchased as part of the acquisition transaction in fiscal year 2013 for $500 thousand.  This amount is included within developed technology and is being amortized using the economic benefit method and a useful life of 6.3 years.
During the fiscal year ended March 31, 2014, the Company acquired a certain technology license for $300 thousand. This amount is included within developed technology at March 31, 2014 and is being amortized using the economic benefit method and a useful life of 3 years.

Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at December 31, 2014 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$31,374	$(25,201)	$6,173
Customer relationships	38,641	(16,240)	22,401
Distributor relationships	1,787	(727)	1,060
Core technology	7,331	(3,472)	3,859
Non-compete agreements	315	(315)	—
Other	901	(525)	376
	$80,349	$(46,480)	$33,869
Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2014 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$31,946	$(23,524)	$8,422
Customer relationships	38,801	(14,046)	24,755
Distributor relationships	2,014	(568)	1,446
Core technology	7,572	(2,701)	4,871
Non-compete agreements	355	(295)	60
Other	769	(410)	359
	$81,457	$(41,544)	$39,913
Amortization of software and core technology included as cost of product revenue was $905 thousand and $2.8 million for the three and nine months ended December 31, 2014, respectively. Amortization of other intangible assets included as operating expense was $858 thousand and $2.7 million for the three and nine months ended December 31, 2014, respectively.
Amortization of software and core technology included as cost of product revenue was $837 thousand and $2.5 million for the three and nine months ended December 31, 2013, respectively. Amortization of other intangible assets included as operating expense was $891 thousand and $2.7 million for the three and nine months ended December 31, 2013, respectively.
The following is the expected future amortization expense at December 31, 2014 for the years ending March 31 (in thousands):

2015 (remaining three months)	$1,759
2016	6,455
2017	5,850
2018	5,004
2019	4,044
Thereafter	10,757
$33,869
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2014 and March 31, 2014 were as follows (in thousands):

	Notional Amounts (a)		Other Current Assets		Accrued Other Liabilities
	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014
Derivatives Designated as Hedging Instruments:
Forward contracts	$19,776	$17,483	$16	$368	$1,223	$139

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2014	December 31, 2013	Location	December 31, 2014	December 31, 2013	Location	December 31, 2014	December 31, 2013
Forward contracts	$(924)	$87	Research and development	$1	$(109)	Research and development	$(46)	$75
			Sales and marketing	(348)	149	Sales and marketing	(5)	3
	$(924)	$87		$(347)	$40		$(51)	$78

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on OCI and results of operations for the nine months ended December 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2014	December 31, 2013	Location	December 31, 2014	December 31, 2013	Location	December 31, 2014	December 31, 2013
Forward contracts	$(1,663)	$90	Research and development	$23	$(293)	Research and development	$148	$172
			Sales and marketing	(333)	44	Sales and marketing	24	(3)
	$(1,663)	$90		$(310)	$(249)		$172	$169

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 9 – LONG-TERM DEBT
On November 22, 2011, the Company entered into a credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility under the Credit Agreement matures on November 21, 2016. At December 31, 2014, there were no amounts outstanding under this credit facility.
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
The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including material mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including material acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. At December 31, 2014, the Company was in compliance with all of these covenants.

NOTE 10 – RESTRUCTURING CHARGES
During the fiscal year ended March 31, 2013, the Company restructured part of its international sales organization related to an overlap of personnel acquired as part of the Accanto acquisition. The Company recorded $1.2 million of restructuring charges related to severance costs.
The following table provides a summary of the activity related to this restructuring plan and the related liability included as accrued compensation on the Company's consolidated balance sheet (in thousands):

	Three months ended	Nine Months Ended
Employee Severance:	December 31, 2014	December 31, 2014
Balance at beginning of period	$—	$71
Other adjustments	—	—
Cash payments	—	(71)
Balance at December 31, 2014	$—	$—
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company recorded two contingent liabilities related to the acquisition of Simena, LLC (Simena), one relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At December 31, 2014, the present value of the future consideration was $4.4 million and the contractual non-compliance liability was $0. The contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 12 – TREASURY STOCK
On September 17, 2001, the Company announced an open market stock repurchase program to purchase up to one million shares of outstanding Company common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. On July 26, 2006, the Company announced that it had expanded the existing open market stock repurchase program to enable the Company to purchase up to an additional three million shares of the Company’s outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2014, the Company had repurchased a total of 4,000,000 shares of common stock through the open market stock repurchase program. The Company repurchased 243,300 shares for $9.4 million under this program during the nine months ended December 31, 2014. At June 30, 2014, all authorized shares under this stock repurchase program have been repurchased.
On April 22, 2014, the Company's board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through December 31, 2014, the Company has repurchased 256,700 shares totaling $11.5 million in the open market under this stock repurchase plan. At December 31, 2014, $88.5 million of common stock remained available to be purchased under the plan.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 243,063 shares for $10.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2014. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 13 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator:
Net income	$17,629	$17,294	$40,338	$32,430
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	41,206	41,425	41,128	41,417
Dilutive common equivalent shares:
Weighted average stock options	7	43	11	63
Weighted average restricted stock units	323	416	540	489
Denominator for diluted net income per share - weighted average shares outstanding	41,536	41,884	41,679	41,969
Net income per share:
Basic net income per share	$0.43	$0.42	$0.98	$0.78
Diluted net income per share	$0.42	$0.41	$0.97	$0.77
The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Restricted stock units	19	—	12	195
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
NOTE 14 – INCOME TAXES
Our effective income tax rates were 35.7% and 36.7% for the three months ended December 31, 2014 and 2013, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes, income generated in jurisdictions that have a different tax rate than the U.S. statutory rate, and losses not benefited in certain foreign jurisdictions. The effective tax rate for the three months ended December 31, 2014 is lower than the effective rate for the three months ended December 31, 2013 primarily due to the increase in the domestic production activities deduction as well as the delayed reenactment of the research and development tax credit.

Our effective tax rates were 37.9% and 37.6% for the nine months ended December 31, 2014 and 2013, respectively. At this time, the effective tax rate is higher than the comparable year primarily due to an increase in certain foreign losses for which a benefit cannot be realized.
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
United States	$88,905	$86,747	$254,260	$216,364
Europe	16,981	12,313	37,032	33,906
Asia	8,075	4,035	19,464	14,788
Rest of the world	8,872	7,333	23,528	19,272
	$122,833	$110,428	$334,284	$284,330
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
NOTE 16 - RELATED PARTY TRANSACTION
A member of the Company’s Board of Directors also serves as a member of the board of directors for EMC, Corp. (EMC) and therefore, the Company considers the sale of equipment to EMC to be a related party transaction.  The Company generated $208 thousand in revenue from EMC during the nine months ended December 31, 2014.
NOTE 17 – PROPOSED ACQUISITION
On October 12, 2014, NetScout Systems, Inc., Danaher Corporation (Danaher), Potomac Holding LLC, a wholly-owned subsidiary of Danaher (Newco), RS Merger Sub I, Inc., a wholly-owned subsidiary of the Company (Merger Sub) and RS Merger Sub II, LLC, a wholly-owned subsidiary of the Company (Merger Sub II and, together with Merger Sub, the Merger Subs), entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement) pursuant to which the Company will acquire the communications group business of Danaher conducted under the brands Tektronix Communications, Fluke Networks and Arbor Networks (Communications Business), but excluding Danaher’s data communications cable installation business and its communication service provider business in a Reverse Morris Trust transaction (the Transaction).
Prior to the Mergers (as defined below) and pursuant to a Separation and Distribution Agreement (Distribution Agreement), dated as of October 12, 2014, among Danaher, Newco and the Company, Danaher will, among other things, transfer the Communications Business to Newco and, thereafter, Danaher will distribute to Danaher stockholders all of the issued and outstanding shares of Newco (the Distribution).
Immediately following the Distribution, the Company, Danaher, Newco and the Merger Subs will effect a two-step merger process whereby (i) Merger Sub I will merge with and into Newco, with Newco continuing as the surviving corporation (the First Merger) and (ii) immediately following the First Merger, Newco will merge with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of the Company (the Second Merger, and together with the First Merger, the Mergers).
Upon consummation of the transactions contemplated by the Merger Agreement and the Distribution Agreement, the common units of Newco then outstanding will be automatically converted into 62.5 million shares of the Company’s common stock (the Company Common Stock) and will represent approximately 59.5% of the Company Common Stock outstanding after giving effect to the stock issuance in the Transaction. The Company’s existing stockholders will continue to hold the remaining approximately 40.5% of the Company Common Stock. The common units of Newco then outstanding could convert into more than 62.5 million shares of the Company’s common stock if the Company issues Company Common Stock in certain acquisitions prior to the First Merger (in which case such additional conversion shares shall be calculated by multiplying 1.46 by the number of shares of Company Common Stock issued in such acquisition).

The consummation of the First Merger is subject to various customary closing conditions, including, among other things (i) accuracy of Danaher’s and the Company’ representations and warranties, (ii) compliance by Danaher and the Company with certain covenants in the Merger Agreement, (iii) effectiveness of the registration statements to be filed with the Securities and Exchange Commission to register the Newco common units and the Company Common Stock to be issued to Danaher’s stockholders, (iv) approval of the Company’s stockholders of the issuance of the Company Common Stock in the First Merger, (v) completion of the transactions contemplated by the Distribution Agreement, (vi) no material adverse effect shall have occurred with respect to either the Company or the Communications Business, (vii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, (viii) absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the Transaction, (ix) receipt of certain rulings from the Internal Revenue Service and (x) receipt of certain tax opinions from tax counsel to Danaher.
The Merger Agreement contains certain termination rights for both the Company and Danaher and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company must pay Danaher a termination fee of $55 million. The circumstances under which the Company must pay Danaher the termination fee include, among other circumstances:
•the Merger Agreement is terminated by Danaher following a Company triggering event. A Company triggering event is defined in the Merger Agreement to include, among other things, the failure of the Company’s board of directors to recommend that the Company’s stockholders vote in favor of the issuance of the Company Common Stock in the First Merger, the withdrawal or adverse modification by the Company’s board of directors of such recommendation, or the Company’s material breach of its covenants not to solicit any alternative acquisition proposal.
•(1) a competing bona fide acquisition proposal is presented by a third party to the Company or its stockholders, (2) the Merger Agreement is thereafter terminated (A) by either party for failure to close before October 12, 2015, (B) by Danaher as a result of a breach by the Company of its representations or covenants that results in the failure of a closing condition that cannot be cured or (C) by either Danaher or the Company because the Company has failed to obtain stockholder approval, and (3) within 9 months after the termination of the Merger Agreement, the Company enters into an agreement for or consummates an acquisition proposal made by a third party.

The Company has incurred $6.2 million in acquisition related costs during the nine months ended December 31, 2014.
In connection with RBC Capital Markets’ services as NetScout’s financial advisor, NetScout has agreed to pay RBC Capital Markets an aggregate fee of $11 million, a portion of which was payable upon delivery of RBC Capital Markets’ opinion and $9.5 million of which is contingent upon consummation of the Mergers. NetScout also has agreed to reimburse RBC Capital Markets for expenses reasonably incurred in connection with RBC Capital Markets’ services and to indemnify RBC Capital Markets and related persons against certain liabilities, including liabilities under the federal securities laws, arising out of RBC Capital Markets’ engagement.
The transaction is expected to increase NetScout’s scale and broaden its customer base in both the service provider and enterprise markets, while accelerating NetScout’s entry into the Cyber Intelligence market.  The transaction is expected to close in the first half of NetScout’s fiscal year 2016.

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
Our key objectives have been to continue to gain market share in the wireless service provider market and to accelerate our enterprise growth by extending into the application performance management segment. The development and mid-2013 launch of our nGeniusONE unified performance management platform, which is powered by our patented, proprietary Adaptive Session Intelligence software, has been a critical component in our ability to make progress toward achieving these objectives. The enhancement and expansion of our nGeniusONE solutions has been bolstered by our acquisitions and integration of both voice/video and packet flow or monitoring switch technology.
On October 12, 2014, NetScout, Danaher Corporation (Danaher), Potomac Holding LLC, a wholly-owned subsidiary of Danaher (Newco), RS Merger Sub I, Inc., a wholly-owned subsidiary of the Company (Merger Sub) and RS Merger Sub II, LLC, a wholly-owned subsidiary of the Company (Merger Sub II and, together with Merger Sub, the Merger Subs), entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement) pursuant to which the Company will acquire the communications group business of Danaher conducted under the brands Tektronix Communications, Fluke Networks and Arbor Networks, but excluding Danaher’s data communications cable installation business and its communication service provider business (Communications Business) in a Reverse Morris Trust transaction (the Transaction). For additional information regarding the proposed acquisition, see Note 17 of our Notes to Consolidated Financial Statements.
Results Overview

We generated continued growth during the quarter ended December 31, 2014, with product revenue growth of 12% and overall revenue growth of 11% compared to the same period in the prior year.

Our business has maintained strong gross profit margins. Our gross profit for the quarter ended December 31, 2014 increased by $9.0 million, or 10%, when compared to the quarter ended December 31, 2013. The gross profit percentage decreased by one point to 78% during the quarter ended December 31, 2014, when compared to the quarter ended December 31, 2013.

The combination of continued revenue growth, strong gross profit margins and a scalable infrastructure supported by prudent investment across key areas of our business, including research and development initiatives, and sales and marketing programs, has enabled us produce strong operating profit margins. Despite higher one-time expenses associated with the aforementioned acquisition of Danaher’s Communications Business, our operating profit margin for the quarter ended December 31, 2014 was 23%, as compared to 25% for the same quarter one year ago.

We continue to maintain strong liquidity. At December 31, 2014, we had cash, cash equivalents and marketable securities of $240.7 million. This represents an increase of $21.9 million from March 31, 2014.
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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2014 and 2013 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
GAAP revenue	$122,833	$110,428	$334,284	$284,330
Deferred revenue fair value adjustment	—	140	18	419
Non-GAAP revenue	$122,833	$110,568	$334,302	$284,749
GAAP net income	$17,629	$17,294	$40,338	$32,430
Deferred revenue fair value adjustment	—	140	18	419
Share based compensation expense	4,150	3,217	11,947	9,959
Amortization of acquired intangible assets	1,726	1,697	5,301	5,051
Business development and integration expense	4,698	78	6,175	482
Compensation for post combination services	312	530	1,393	1,685
Income tax adjustments	(3,909)	(1,941)	(8,727)	(6,034)
Non-GAAP net income	$24,606	$21,015	$56,445	$43,992
GAAP diluted net income per share	$0.42	$0.41	$0.97	$0.77
Per share impact of non-GAAP adjustments identified above	0.17	0.09	0.38	0.28
Non-GAAP diluted net income per share	$0.59	$0.50	$1.35	$1.05

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
Three Months Ended December 31, 2014 and 2013
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended December 31, 2014, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the three months ended December 31, 2013, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$76,446	62%	$68,561	62%	$7,885	12%
Service	46,387	38	41,867	38	4,520	11%
Total revenue	$122,833	100%	$110,428	100%	$12,405	11%
Product. The 12%, or $7.9 million, increase in product revenue was due to a $7.7 million increase in revenue from our general enterprise sector, and a $5.6 million increase in our government enterprise sector. This reflects increased demand primarily from existing customers and, to a lesser extent, success in winning business with new customers. These increases were partially offset by a $5.4 million decrease from our service provider sector which reflects the timing and magnitude of various projects with service providers. Compared to the same period in the prior year, we realized a 9% increase in units shipped, while the average selling price per unit of our products remained flat.

We expect continued growth in all major sectors through the year ended March 31, 2015.
Service. The 11%, or $4.5 million, increase in service revenue was due to a $3.4 million increase in revenue from new maintenance contracts and renewals from a growing support base and a $1.2 million increase in premium support contracts. We expect continued service revenue growth to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.
Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Indirect	$70,380	57%	$53,930	49%	$16,450	31%
Direct	52,453	43	56,498	51	(4,045)	(7)%
Total revenue	$122,833	100%	$110,428	100%	$12,405	11%
The 31%, or $16.5 million, increase in indirect channel revenue is the result of the increase in sales to our government enterprise sector in the United States, as well as in our service provider and general enterprise sector internationally. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 7%, or $4.0 million, decrease in direct revenue is primarily the result of decreased domestic revenue from our service provider and government sectors, partially offset by increases in our general enterprise sector.
Total revenue by geography is as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
United States	$88,905	72%	$86,747	79%	$2,158	2%
International:
Europe	16,981	14	12,313	11	4,668	38%
Asia	8,075	7	4,035	4	4,040	100%
Rest of the world	8,872	7	7,333	6	1,539	21%
Subtotal international	33,928	28	23,681	21	10,247	43%
Total revenue	$122,833	100%	$110,428	100%	$12,405	11%
United States revenues increased 2%, or $2.2 million, primarily due to gains within the general enterprise and government sectors, offset by a decrease in the service provider sector. The 43%, or $10.2 million, increase in international revenue is due to increases across the service provider and general enterprise sectors. In Asia, the volume of orders as well as dollar size of the orders increased when compared to the three months ended December 31, 2013. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$18,310	15%	$14,534	13%	$3,776	26%
Service	8,672	7	9,068	8	(396)	(4)%
Total cost of revenue	$26,982	22%	$23,602	21%	$3,380	14%
Gross profit:
Product $	$58,136	47%	$54,027	49%	$4,109	8%
Product gross profit %	76%		79%
Service $	$37,715	31%	$32,799	30%	$4,916	15%
Service gross profit %	81%		78%
Total gross profit $	$95,851		$86,826		$9,025	10%
Total gross profit %	78%		79%
Product. The 26%, or $3.8 million, increase in cost of product revenue was primarily due to the 12%, or $7.9 million, increase in product revenue during the three months ended December 31, 2014. In addition, there was a $1.8 million increase in obsolescence charges for the three months ended December 31, 2014. The product gross profit percentage decreased by three percentage points to 76% during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The 8%, or $4.1 million, increase in product gross profit corresponds with the 12%, or $7.9 million, increase in product revenue, offset by the 26%, or $3.8 million, increase in cost of product revenue. Average headcount in manufacturing was 33 and 32 for the three months ended December 31, 2014 and 2013, respectively.
Service. The 4%, or $396 thousand, decrease in cost of service revenue was primarily due to a $732 thousand decrease in the cost of materials used to support customers under service contracts, and a $424 thousand decrease in allocated overhead. These decreases were offset by a $747 thousand increase in employee related expenses resulting in part from headcount to support our growing installed base as well as increased compensation related items. The service gross profit percentage increased by three percentage points to 81% for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The 15%, or $4.9 million, increase in service gross profit corresponds with the 11%, or $4.5 million, increase in service revenue, and the 4%, or $396 thousand, decrease in cost of services. Average service headcount was 168 and 145 for the three months ended December 31, 2014 and 2013, respectively.
Gross profit. Our gross profit increased 10%, or $9.0 million. This increase is attributable to our increase in revenue of 11%, or $12.4 million, partially offset by a 14%, or $3.4 million, increase in cost of revenue. The gross profit percentage decreased by one percentage point to 78% for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. Overall, we expect our gross profit percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.

Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Research and development	$18,864	15%	$18,348	17%	$516	3%
Sales and marketing	34,836	28	32,425	29	2,411	7%
General and administrative	13,391	11	7,929	7	5,462	69%
Amortization of acquired intangible assets	821	1	860	1	(39)	(5)%
Total operating expenses	$67,912	55%	$59,562	54%	$8,350	14%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 3%, or $516 thousand, increase in research and development expenses is due to a $584 thousand increase in employee related expenses resulting from increased headcount, a $292 thousand increase in depreciation expense, and a $259 thousand increase in consulting expenses. These increases were partially offset by a $343 thousand decrease in non-recurring engineering expenses, and a $104 thousand decrease in computer supplies expense. Average headcount in research and development was 363 and 347 for the three months ended December 31, 2014 and 2013, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 7%, or $2.4 million, increase in total sales and marketing expenses was due to a $1.1 million increase in employee related expenses due to increased headcount and other employee related costs. In addition, there was a $465 thousand increase in advertising expenses, a $372 thousand increase in travel expenses, a $278 thousand increase in commissions, and a $224 thousand increase in consulting expenses. Average headcount in sales and marketing was 376 and 361 for the three months ended December 31, 2014 and 2013, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 69%, or $5.5 million, increase in general and administrative expenses was primarily due to a $4.6 million increase in business development expenses due to the planned acquisition of the Danaher Communications Business as described in Note 17 , a $281 thousand increase in legal expenses, and a $250 thousand increase in employee related expenses due to compensation related items and other employee related costs. Average headcount in general and administrative was 126 and 116 for the three months ended December 31, 2014 and 2013, respectively.
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

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(512)	—%	$44	—%	$(556)	(1,264)%

The $556 thousand increase in interest and other expense was due to a $479 thousand increase in foreign currency exchange expense and a $209 thousand increase in loss on disposal of equipment. This increase to interest and other expense, net was partially offset by a $94 thousand increase in other income and a $29 thousand increase in interest income received on investments.
Income Tax Expense. Our effective income tax rates were 35.7% and 36.7% for the three months ended December 31, 2014 and 2013, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes, income generated in jurisdictions that have a different tax rate than the U.S. statutory rate, and losses not benefited in certain foreign jurisdictions. The effective tax rate for the three months ended December 31, 2014 is lower than the comparable prior year period primarily due to the increase in the domestic production activities deduction as well as the delayed reenactment of the research and development tax credit.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Income tax expense	$9,798	8%	$10,014	9%	$(216)	(2)%
Nine months ended December 31, 2014 and 2013
Revenue
During the nine months ended December 31, 2014, no direct customer or channel partner accounted for more than 10% of our total revenue. During the nine months ended December 31, 2013, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$198,765	59%	$163,895	58%	$34,870	21%
Service	135,519	41%	120,435	42%	15,084	13%
Total revenue	$334,284	100%	$284,330	100%	$49,954	18%
Product. The 21%, or $34.9 million, increase in product revenue was due to a $12.8 million increase in revenue from our service provider sector, an $11.2 million increase in revenue from our government enterprise sector, and a $10.9 million increase in revenue from our general enterprise sector. Compared to the same period in the prior year, we realized a 12% increase in units shipped and a 5% increase in the average selling price per unit of our products.
Service. The 13%, or $15.1 million, increase in service revenue was due to an $11.6 million increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base and a $3.7 million increase in premium support contracts. These were partially offset by a $161 thousand decrease in consulting revenue.

Total product and service revenue from direct and indirect channels are as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Indirect	$170,524	51%	$142,420	50%	$28,104	20%
Direct	163,760	49	141,910	50	21,850	15%
Total revenue	$334,284	100%	$284,330	100%	$49,954	18%
The 20%, or $28.1 million, increase in indirect channel revenue is the result of increases in sales to our government enterprise and general enterprise sectors in the United States. The 15%, or $21.9 million, increase in direct revenue is primarily the result of increased domestic revenue from our service provider customers.
Total revenue by geography is as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
United States	$254,260	76%	$216,364	76%	$37,896	18%
International:
Europe	37,032	11	33,906	12	3,126	9%
Asia	19,464	6	14,788	5	4,676	32%
Rest of the world	23,528	7	19,272	7	4,256	22%
Subtotal international	80,024	24	67,966	24	12,058	18%
Total revenue	$334,284	100%	$284,330	100%	$49,954	18%
United States revenues increased 18%, or $37.9 million, as a result of an increase across all sectors. The 18%, or $12.1 million, increase in international revenue is due to increases across the service provider and government enterprise sectors.

Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$45,015	13%	$36,117	13%	$8,898	25%
Service	26,158	8	24,111	8	2,047	8%
Total cost of revenue	$71,173	21%	$60,228	21%	$10,945	18%
Gross profit:
Product $	$153,750	46%	$127,778	45%	$25,972	20%
Product gross profit %	77%		78%
Service $	$109,361	33%	$96,324	34%	$13,037	14%
Service gross profit %	81%		80%
Total gross profit $	$263,111		$224,102		$39,009	17%
Total gross profit %	79%		79%
Product. The 25%, or $8.9 million, increase in cost of product revenue was mainly a result of the 21%, or $34.9 million increase in product revenue. In addition, there was a $2.0 million increase in obsolescence charges, a $348 thousand increase in manufacturing supplies expense, a $292 thousand increase in employee related expenses due to increased compensation related items, and a $276 thousand increase in amortization of software and core technology included as cost of product revenue. The product gross profit percentage decreased by one percentage point to 77% during the nine months ended December 31, 2014. Average headcount in manufacturing was 32 for the nine months ended December 31, 2014 and 2013.
Service. The 8%, or $2.0 million, increase in cost of service revenue was primarily due to a $3.2 million increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased compensation related items. In addition, there was a $174 thousand increase in depreciation expense, and a $168 thousand increase in travel expenses. These were partially offset by a $902 thousand decrease in allocated overhead and a $638 thousand decrease in cost of materials used to support customers under service contracts. The service gross profit percentage increased by one percentage point to 81% for the nine months ended December 31, 2014 when compared to the nine months ended December 31, 2013. The 14%, or $13.0 million, increase in service gross profit corresponds with the 13%, or $15.1 million, increase in service revenue, partially offset by the 8%, or $2.0 million, increase in cost of services. Average service headcount was 164 and 144 for the nine months ended December 31, 2014 and 2013, respectively.
Gross profit. Our gross profit increased 17%, or $39.0 million. This increase is attributable to our increase in revenue of 18% or $50.0 million, partially offset by an 18%, or $10.9 million, increase in cost of revenue. The gross profit percentage remained flat at 79% for the nine months ended December 31, 2014 when compared to the nine months ended December 31, 2013.

Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Research and development	$56,872	17%	$50,951	18%	$5,921	12%
Sales and marketing	104,304	31	96,184	34%	8,120	8%
General and administrative	33,211	10	22,367	8%	10,844	48%
Amortization of acquired intangible assets	2,539	1	2,571	1%	(32)	(1)%
Total operating expenses	$196,926	59%	$172,073	61%	$24,853	14%
Research and development. The 12%, or $5.9 million, increase in research and development expenses is due to a $5.0 million increase in employee related expenses due to increased headcount as well as increased compensation related items. In addition, there was an $835 thousand increase in depreciation expense, an $816 thousand increase in consulting expenses, and a $486 thousand increase in allocated overhead. These expenses were offset by a $590 thousand decrease in non-recurring engineering expenses, a $106 thousand decrease in computer supplies and a $74 thousand decrease in deal related compensation related to the acquisition of Replay. Average headcount in research and development was 358 and 353 for the nine months ended December 31, 2014 and 2013, respectively.
Sales and marketing. The 8%, or $8.1 million, increase in total sales and marketing expenses was due to a $5.3 million increase in employee related expenses as a result of increased headcount and other employee related costs, a $956 thousand increase in allocated overhead, a $710 thousand increase in sales meeting costs, a $645 thousand increase in travel expenses, a $611 thousand increase in commissions due to higher shipments during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. In addition, there was a $431 thousand increase in recruitment expenses, a $257 thousand increase in consulting expenses, and a $216 thousand increase in trade show expenses. These expenses were partially offset by a $673 thousand decrease in depreciation expense. Average headcount in sales and marketing was 373 and 355 for the nine months ended December 31, 2014 and 2013, respectively.
General and administrative. The 48%, or $10.8 million, increase in general and administrative expenses was due to a $5.7 million increase in business development expenses, a $3.3 million increase in employee related expenses as a result of compensation related items and other employee related costs, a $1.0 million increase in legal expenses, a $636 thousand increase in consulting expenses, and a $224 thousand increase in depreciation expense. These increases were partially offset by a $223 thousand decrease in bad debt expense. Average headcount in general and administrative was 121 and 119 for the nine months ended December 31, 2014 and 2013, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto, Simena, Replay, Psytechnics and Network General.
Interest and Other Expense, Net. Interest and other (expense) income, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	(1,186)	—%	(88)	—%	$(1,098)	(1,248)%
The $1.1 million, increase in interest and other expense was due to a $1.1 million increase in foreign currency exchange expense, and a $173 thousand increase in loss on disposal of equipment. This increase to interest and other expense, net was partially offset by a $106 thousand increase in other income and an $88 thousand increase in interest income received on investments.

Income Tax Expense. Our effective income tax rates were 37.9% and 37.6% for the nine months ended December 31, 2014 and 2013, respectively. Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. At this time, the effective tax rate for the nine months ended December 31, 2014 is higher than the comparable prior year period primarily due to an increase in certain foreign losses for which a benefit cannot be realized.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2014		2013
		% of Revenue		% of Revenue	$	%
Income tax expense	24,661	7%	19,511	7%	$5,150	26%

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

We recorded two contingent liabilities related to the acquisition of Simena. One relates to future consideration to be paid to the former owner which had an initial fair value of $8.0 million at the time of acquisition and another relates to contractual non-compliance liabilities incurred by Simena with an initial fair value of $1.6 million at the time of acquisition. At December 31, 2014, the present value of the future consideration was $4.4 million and the contractual non-compliance liability was $0. The contingent contractual obligation has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2014	March 31, 2014
Cash and cash equivalents	$106,704	$102,076
Short-term marketable securities	87,967	75,234
Long-term marketable securities	46,055	41,484
Cash, cash equivalents and marketable securities	$240,726	$218,794
Cash, cash equivalents and marketable securities

At December 31, 2014, cash, cash equivalents and marketable securities totaled $240.7 million, up $21.9 million from $218.8 million at March 31, 2014 due primarily to cash flow from operations of $57.3 million and $4.3 million generated from excess tax benefits from share-based compensation awards, partially offset by $31.5 million of cash used to repurchase shares of our common stock and $8.6 million of cash used for capital expenditures.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At December 31, 2014, cash and short-term and long-term investments in the United States was $238.6 million, while cash held outside the United States was approximately $2.1 million.
Cash and cash equivalents were impacted by the following:

	Nine months ended December 31,
	(Dollars in Thousands)
	2014	2013
Net cash provided by operating activities	$57,322	$60,767
Net cash used in investing activities	$(26,016)	$(48,782)
Net cash used in financing activities	$(27,116)	$(23,080)
Net cash provided by operating activities

Cash provided by operating activities was $57.3 million during the nine months ended December 31, 2014, compared to $60.8 million of cash provided by operating activities during the nine months ended December 31, 2013. This $3.5 million decrease was due in part to a $22.7 million unfavorable impact from accounts receivable in the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013. Days sales outstanding was 62 days at December 31, 2014 compared to 47 days at March 31, 2014 and 61 days at December 31, 2013. In addition, there was a $2.4 million decrease from deferred revenue, a $2.1 million decrease from deferred income taxes, a $1.5 million decrease from prepaid expenses and other assets, and a $1.4 million decrease from income taxes payable. These decreases were offset by a $7.9 million increase from net income and a $7.9 million increase from accrued compensation and other expenses. This was due largely to the timing of accruals and payments for compensation related items, as well as increased accruals for legal and accounting related fees. There was also a $6.7 million increase from inventories related to a buildup of the inventory balance during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2014, a $2.0 million increase from share based compensation expense, a $675 thousand increase from depreciation and amortization, and a $555 thousand increase from accounts payable due to timing of payments.
Net cash used in investing activities

	Nine months ended December 31,
	(Dollars in Thousands)
	2014	2013
Cash used in investing activities included the following:
Purchase of marketable securities	$(78,547)	$(88,802)
Proceeds from maturity of marketable securities	61,189	49,405
Purchase of fixed assets	(8,630)	(8,709)
Purchase of intangible assets	(131)	(713)
Decrease in deposits	103	37
	$(26,016)	$(48,782)

Cash used in investing activities was down $22.8 million to $26.0 million during the nine months ended December 31, 2014, compared to $48.8 million of cash used in investing activities in the nine months ended December 31, 2013.

Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2015.

The overall decrease in cash outflow related to a net decrease in the purchase of investments of $22.0 million during the nine months ended December 31, 2014 when compared to the nine months ended December 31, 2013.

Net cash used in financing activities

	Nine months ended December 31,
	(Dollars in Thousands)
	2014	2013
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$105	$755
Payment of contingent consideration	—	(841)
Treasury stock repurchases	(31,543)	(25,033)
Excess tax benefit from share-based compensation awards	4,322	2,039
	$(27,116)	$(23,080)

Cash used in financing activities was up $4.0 million to $27.1 million during the nine months ended December 31, 2014, compared to $23.1 million of cash used in financing activities in the nine months ended December 31, 2013.
During the nine months ended December 31, 2013, we paid $0.8 million related to the contingent purchase consideration for the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 11 in the Notes to the Consolidated Financial Statements of this Form 10-Q.
On September 17, 2001, we announced an open market stock repurchase program to purchase up to one million shares of our outstanding common stock, subject to market conditions and other factors. Any purchases under this stock repurchase program may be made from time to time without prior notice. On July 26, 2006, we announced that we had expanded the existing open market stock repurchase program to enable us to purchase up to an additional three million shares of our outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through June 30, 2014, we had repurchased a total of 4,000,000 shares of common stock through the open market stock repurchase program. We repurchased 243,300 and 475,407 shares at a cost of $9.4 million and $11.7 million under this program during the nine months ended December 31, 2014 and 2013, respectively. At June 30, 2014, all authorized shares under this stock repurchase program have been repurchased.
On April 22, 2014, our board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of our outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. We did not repurchase any stock during the three months ending December 31, 2014. Through December 31, 2014, we repurchased 256,700 shares totaling $11.5 million in the open market under this stock repurchase plan. At December 31, 2014, $88.5 million of common stock remained to be purchased under the plan.
Future repurchases of shares will reduce our cash balance. In addition, during the nine months ended December 31, 2014 and 2013, we had 243,063 and 209,756 shares transferred to us from employees for tax withholding at a cost of $10.6 million and $5.3 million, respectively.

We generated $4.3 million and $2.0 million during the nine months ended December 31, 2014 and 2013, respectively, of excess tax benefits from share-based compensation awards.
Credit Facility
On November 22, 2011, we entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016 and is secured by substantially all of our assets. At December 31, 2014, there were no amounts outstanding under the credit facility.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At December 31, 2014, we maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
As of December 31, 2014, we had foreign currency forward contracts with notional amounts totaling $19.8 million. The valuation of outstanding foreign currency forward contracts at December 31, 2014 resulted in an asset balance of $16 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $1.2 million, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2014, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2014 resulted in a liability balance of $139 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $368 thousand reflecting favorable rates in comparison to current market rates.
Item 4.  Controls and Procedures

At December 31, 2014, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2014, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014, the risk factors set forth under the caption “Risk Factors” in our preliminary proxy statement on Schedule 14A filed with the Commission on January 9, 2015 (which are incorporated herein by reference and filed as Exhibit 99.1 to this Form 10-Q), and the risk factors listed below. The risks discussed in our Annual Report on Form 10-K, in the preliminary proxy statement, and below could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K, in the preliminary proxy statement, and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

The announcement and pendency of the proposed acquisition of the Communications Business could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.
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

Failure to complete the proposed acquisition of the Communications Business could negatively impact our business, financial condition, results of operations or stock price.
 Completion of the transaction is conditioned upon NetScout and Danaher satisfying certain closing conditions, including the approval of the shares to be issued in connection with the transaction by our stockholders, as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the transaction is not consummated for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks including:
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

The market price of our common stock may decline as a result of the acquisition of the Communications Business.
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
NetScout and Danaher may be unable to satisfy the conditions or obtain the approvals required to complete the Mergers or such approvals may contain material restrictions or conditions.
The consummation of the Mergers is subject to numerous conditions including (i) consummation of certain transactions contemplated by the Merger Agreement and the Distribution Agreement (such as the separation of the Communications Business from Danaher’s other business) and (ii) the receipt of certain regulatory approvals without imposing a condition (other than as specifically set forth in the Distribution Agreement or any ancillary agreement) on any of NetScout, Danaher, Merger Sub or Newco to divest or agree to divest (or cause any of its subsidiaries to divest or agree to divest) any of its respective material businesses, material product lines or material assets, or to take or agree to take (or cause any of its subsidiaries to take or agree to take) any other material action or agree (or cause any of its subsidiaries to agree) to any material limitation or material restriction on any of its respective material businesses, material product lines or material assets, except as would not, or as would not reasonably be expected to, involve the divestiture of assets that generated in the aggregate more than 10% of the combined gross revenues of the Newco and its subsidiaries and NetScout and each of its subsidiaries, including Merger Sub and Merger Sub II, for the 12 months ending June 27, 2014 (a “Burdensome Condition”). We cannot make any assurances that the Mergers and related transactions will be consummated on the terms or timeline currently contemplated, or at all. Each of Danaher and NetScout has and will continue to expend time and resources and incur expenses related to the proposed transaction.
On December 24, 2014, we received a request for additional information (“second request”) from the Department of Justice (“DOJ”) in connection with the proposed acquisition of the Communications business. The second request was issued under notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The effect of the second request is to extend the waiting period imposed by the HSR Act until 30 days after both NetScout and Danaher have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ. The DOJ may not approve the Mergers or the related transactions necessary to complete the Mergers or may impose conditions to the approval of such transactions or require changes to the terms of such transactions. Any such conditions or changes could have the effect of delaying completion of the Mergers, imposing costs on or limiting the revenues of the combined company following the Mergers or otherwise reducing the anticipated benefits of the Mergers. Any condition or change which results in a Burdensome Condition on the Communications Business and/or NetScout under the Merger Agreement might cause Danaher and/or NetScout to restructure or terminate the Mergers or the related transactions, or could have a material adverse effect on the anticipated benefits of the transaction.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended December 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
10/1/2014 - 10/31/2014	14,982	$40.91	—
11/1/2014 - 11/30/2014	1,555	46.14	—
12/1/2014 - 12/31/2014	—	—	—
Total	16,537	$41.40	—	$88,521,377

(1)
We purchased an aggregate of 16,537 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under the plan.

Item 6. Exhibits

(a)	Exhibits

10.1		Form of Employee Matters Agreement (filed as Exhibit10.1 to NetScout’s Registration Statement on Form S-4, SEC File No. 333-200704, filed on December 3, 2014 and incorporated herein by reference).

10.2		Form of Tax Matters Agreement (filed as Exhibit10.2 to NetScout’s Registration Statement on Form S-4, SEC File No. 333-200704, filed on December 3, 2014 and incorporated herein by reference).

10.3
Form of Transition Services Agreement (filed as Exhibit 10.4 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.4
Form of Trademark License Agreement (filed as Exhibit 10.5 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.5
Form of DBS License Agreement (filed as Exhibit 10.6 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.6
Form of IP License Agreement (filed as Exhibit 10.7 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.7
Form of Lease Agreement (filed as Exhibit 10.8 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.8	+	Summary of Non-Employee Director Compensation.

10.9	+	Form of Amendment to Amended and Restated Severance Agreement for Executive Officers.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	+	Risk factors.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith.
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

NETSCOUT SYSTEMS, INC.

Date: January 27, 2015	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: January 27, 2015	/s/ Jean Bua
Jean Bua
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1		Form of Employee Matters Agreement (filed as Exhibit10.1 to NetScout’s Registration Statement on Form S-4, SEC File No. 333-200704, filed on December 3, 2014 and incorporated herein by reference).

10.2		Form of Tax Matters Agreement (filed as Exhibit10.2 to NetScout’s Registration Statement on Form S-4, SEC File No. 333-200704, filed on December 3, 2014 and incorporated herein by reference).

10.3
Form of Transition Services Agreement (filed as Exhibit 10.4 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.4
Form of Trademark License Agreement (filed as Exhibit 10.5 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.5
Form of DBS License Agreement (filed as Exhibit 10.6 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.6
Form of IP License Agreement (filed as Exhibit 10.7 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.7
Form of Lease Agreement (filed as Exhibit 10.8 to NetScout’s Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 333-200704, filed on January 9, 2015 and incorporated herein by reference).

10.8	+	Summary of Non-Employee Director Compensation.

10.9	+	Form of Amendment to Amended and Restated Severance Agreement for Executive Officers.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	+	Risk factors.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++	Furnished herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.