Form 10-K
period 2015-03-31
NETSCOUT SYSTEMS INC
filed 2015-05-20
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0000-26251

NETSCOUT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2837575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
310 Littleton Road, Westford, MA 01886
(978) 614-4000

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered: NASDAQ Global
Common Stock, $0.001 Par value	Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2014 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1,763,327,709. As of May 13, 2015, there were 40,761,729 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the fiscal year 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2015

PART I

Item 1. Business
Overview
We are an industry leader for advanced network, application and service assurance solutions, providing high-quality performance analytics that help enterprise, government and service provider customers proactively manage service delivery and identify emerging performance problems. Our offerings help customers around the world quickly resolve technology issues that cause business disruptions or negatively impact the user experience. We design, develop, manufacture, market, license, sell and support these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers in some of the world’s largest, most demanding and complex internet protocol (IP) based service delivery environments.
We have been a technology innovator in the three-plus decades since our founding in 1984. Our solutions continue to change how organizations manage and optimize the delivery of business applications and services and assure user experience across global IP networks. We have continually enhanced and expanded our product portfolio to meet the needs of organizations by providing solutions to manage dynamic network and application environments and by improving user experience by providing high-value analytics that help validate and assure service availability, quality and reliability. Our solutions are based on a patented Adaptive Service Intelligence™ (ASI) technology which uses traffic data to provide important service metrics related to network, application, server, database, and user communities performance in real-time.
Our solutions are intended to help users in various roles within enterprises, government agencies and service providers to: quickly analyze data, achieve real-time visibility into and intelligence about their organization's operations, identify service delivery issues early, improve service levels, reduce operational costs, mitigate security risks, and drive better business decisions. By providing a highly scalable and flexible real-time service delivery management platform, our customers are able to optimize the performance of their IP-based networks and the applications and services that run across them, using our analytics to proactively identify and resolve potential issues before users are impacted. As a result, our customers are able to maximize their return on investment and mitigate a myriad of risks associated with unreliable service delivery and poor user experience. Our value proposition to our customers is helping them to manage their complex network and IT infrastructures to achieve their business and financial objectives.
Our mission is to enable IT groups and service providers to realize maximum benefit with minimal risk from technological advances, like IP convergence, network function virtualization (NFV), software defined networking (SDN), virtualization, cloud, mobility, bring your own device (BYOD), web, and the scale of the evolving Internet of Things (IoT) by managing the inherent complexity in a cost-effective manner. Our Adaptive Service Intelligence (ASI) technology has the potential of not only expanding our leadership in the network performance management (NPM) and application performance management (APM) space, but also has potential to extend our reach into new adjacent markets such as cyber security and business intelligence.
Many of the largest service providers, cloud-based businesses and enterprise customers rely on us to assure service delivery and a high-quality experience for their end users. Our customers are in just about every vertical market including financial, health care, utilities, internet, manufacturing, retail, and transportation, as well as service providers and major government agencies. We are a market leader in helping service providers get a return on their 4G/LTE investment by providing them with the intelligence they need about a range of important aspects of service delivery from handset performance on their networks and subscriber preferences to network traffic trends and overall network speed.
We have three primary customer groups; enterprise customers, service provider customers and government customers. Within the enterprise and government segments, our solutions support a wide-range of enterprise IT operations and management organizations including network operations, application managers, network operations centers, network engineering, security operations and service delivery teams. Within the service provider segment, our solutions support a broad range of operational users including network operations, group network engineering, service operations, application groups, customer care, marketing, chief technology officers and advanced engineering groups.
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
On October 12, 2014, NetScout, Danaher Corporation (Danaher), Potomac Holding LLC, a wholly-owned subsidiary of Danaher (Newco), RS Merger Sub I, Inc., a wholly-owned subsidiary of the NetScout (Merger Sub) and RS Merger Sub II, LLC, a wholly-owned subsidiary of NetScout (Merger Sub II and, together with Merger Sub, the Merger Subs), entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) pursuant to which NetScout will acquire the communications group business of Danaher conducted under the brands Tektronix Communications, Fluke Networks and Arbor Networks, but excluding Danaher’s data communications cable installation business and its communication service provider business (the Communications Business) in a Reverse Morris Trust transaction (the Transaction). For additional information regarding the proposed acquisition, see Note 20 of our Notes to Consolidated Financial Statements.
Markets
Enterprise Markets
Within the enterprise market, NetScout’s nGenius® and Infinistream® technologies enable IT organizations to protect and improve service delivery quality and identify and address business service performance issues before they become serious and affect large numbers of users. Some of the current enterprise IT initiatives our solutions support include:

•
IT Operational Excellence – We deliver real-time and historical information that provides the necessary insight to restore service, manage capacity, and understand the quality of the users’ experience.

•
Data Center Modernization and Cloud Computing – We enable IT organizations to manage the delivery of services across virtual and physical environments, providing a comprehensive, unified real-time view into network, application, server, and user communities' performance. We proactively detect emerging issues with the ability to help analyze both physical and virtual services delivery environments within the data center enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments in consolidated, state-of-the-art data centers. Our solutions are often used by enterprises to support private cloud computing environments that are aimed at enabling greater, more cost-effective accessibility to applications without compromising the reliability and security of those applications and the network.

•
Unified Communications (UC) – We deliver deep application-level unified visibility into voice, data and video services side-by-side in order to understand the interrelationships of all UC services that traverse the network infrastructure and assess quality and performance of the delivery of these services. As a result, our real-time, actionable intelligence helps customers to deliver a high-quality UC experience as users make calls, video conference and engage in instant messaging. We also help desktop, network, telecom, and application teams manage UC through a common platform across complex, geographically dispersed, and multi-vendor environments.

•
New Application Service Rollout - We provide enterprise customers with a holistic view of the new applications and services as they are introduced into their IT environment. This view enables customers to see the relationships and interdependencies across all service delivery components including applications, network, servers, databases, and enabling protocols so they can deliver a superior user experience, achieve outstanding service quality and drive return on their application investments.

•
Application and Desktop Virtualization - We provide clear and actionable insights that help customers fully realize the operational benefits associated with Application and Desktop Virtualization, and reduce the time it takes to identify and resolve service problems. We offer visibility across all virtual desktop infrastructure (VDI) tiers including remote access, client, virtualization, web, front-end application, and related database systems, and help customers gain actionable metrics from monitoring and analyzing the consumption and performance of VDI services.

•
CyberSecurity – Cyberattacks are becoming more sophisticated and target users, applications, infrastructure, and mobile devices. We provide an additional layer of visibility that provides insight into potential emerging security issues missed by traditional security tools. We also provide incident response activities with deep-dive network forensics and offer contextual information surrounding a specific alert or incident to enhance investigative capabilities and avoid false positives.

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
Telecommunication Service Provider Markets
Today’s service providers are focused on creating a compelling set of services, with a high quality user experience, while also keeping an eye on reducing operational complexity and costs. This, coupled with the challenge of Internet Protocol (IP) transformation activities and emerging new technologies such as LTE, virtualization, Internet Protocol Television (IP-TV), wireless network (WiFi) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Service providers must reduce the cost of service delivery, address increasing complexity, scale globally and adapt to emerging technologies such as cloud services, virtualization and unified communication services while assuring high quality user experiences to retain their revenue base.

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

•
For Fixed-line and Cable Operators – The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, new extended WiFi initiatives and carrier Ethernet services presents service providers with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings, simplifying network operations while reducing total cost of operations. For example, we also are starting to see cable operators use our solutions to monitor and manage their local area WiFi connectivity services. To realize these benefits, operators need comprehensive insight into IP services, service usage, service availability, application awareness, traffic load, network availability and network performance.

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
During Fiscal Year 2015, we continued to invest in development programs aimed at enhancing our range of offerings, including delivering new features and functionality for our nGeniusONETM Service Assurance platform that addresses the evolving requirements of our enterprise, service provider and government customers. The nGeniusONE platform is powered by Adaptive Service Intelligence™ (ASI) 2.0, NetScout’s next generation Deep Packet Inspection (DPI) technology that exploits the inherent richness of packet-flow data to provide real-time, contextual analysis of service, network, and application performance. The patented ASI technology is a critical differentiating technology that enables the creation of statistical metadata, session transaction records and adaptive session traces enabling real-time, scalable monitoring of all users, all applications and all services consistently across the network. NetScout’s solutions are used by customers to better understand and manage network and application performance, alert themselves to problems that impacting end users, validate services and network policy, plan and optimize network capacity, generate timely reports and conduct deep forensic and historical analysis. Key products include:
nGeniusONE™ Service Assurance Solution – Used to support NetScout’s enterprise, service provider and government customers, the nGeniusONE Service Assurance Solution platform enables customers to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Key features within the nGeniusONETM platform include:

•
Service Dashboard - Providing at-a-glance metrics, holistic status visibility of business services, network and application components, enabling network and IT professionals to focus their triage efforts where needed most.

•
Performance Analysis: Offering comprehensive analysis of specific application transactions, such as email, databases, enabling services, and unified communications, as well as traffic analysis to identify the root cause of performance issues. The specialized service monitors provide holistic visibility into application sessions, their query/response volume, their latencies, and any errors associated with the specific servers, including affected user communities.

•	Session Analysis: Enabling drilldowns, with context, from service monitors to specific session-level analysis related to the issue being investigated.

•
Packet Analysis: Facilitating detailed analysis of network traffic at a granular, packet level, along with forensic evidence collection that is relevant to the issue at hand based on the context of the workflows already performed.

NetScout’s nGeniusONE Service Assurance Solution also provides other high-value complementary capabilities including:

•	nGenius UC Server for monitoring and managing advanced unified communications (UC) across a range of collaboration tools including IP-based telephony, video and instant messaging;

•	nGenius Subscriber Intelligence for visibility into mobile data sessions across a range of mobile network architectures;

NetScout's product family also includes:

•
nGenius Intelligent Data Sources for data collection - NetScout's Intelligent Data Sources provide the capabilities of gathering and analyzing information rich packet-flow data from across the network to enable the granular analysis and reporting capabilities of the nGenius Service Assurance Solution. The nGenius Intelligent Data Sources consist of: (1) the InfiniStream appliances, which provide hardware-based data capture and metadata creation for the nGenius Service Assurance Solution; (2) the nGenius VI2000, which extends NetScout's visibility into virtualized and cloud environments by embedding the ASI technology into virtual machines (VMs); and (3)  nGenius Collectors, which support collection of network-based statistics from network equipment supporting standards-based data such as Cisco NetFlow, jFlow and sFlow.

•
nGenius Packet Flow Switches and Taps for data aggregation and distribution - NetScout’s comprehensive network monitoring fabric switching solution provides targeted network traffic access to an increasing number of monitoring systems, including the nGeniusONE Performance Management platform, as well as other monitoring and security systems. It enables flexible access to packet-flow traffic to support diverse network traffic monitoring operations including performance management, service delivery management, and security monitoring. NetScout’s Test Access Point (TAP) family provides the nGenius InfiniStream appliances and nGenius packet flow switches with full, non-disruptive access to network traffic while remaining transparent to the networking infrastructure with multiple link type and speed options.

•
NetScout Test Optimization Products - NetScout’s packet flow switches and management software support test laboratories in their efforts to optimize the performance and speeds of network equipment within simulated network infrastructures.

•
nGenius NetFlow Solutions for analyzing and managing enterprise networks by leveraging specific flow-based data such as Cisco NetFlow, Juniper J-Flow, sFlow, Huawei NetStream, and Cisco IP SLA test results collected from flow-capable network devices such as routers or switches.

Integration with Third-party Solutions
To have greater operational impact on assuring performance of applications and service delivery, NetScout has integrated its technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius Service Assurance solution in order to perform detailed problem analysis and troubleshooting. By providing seamless integration into management platforms, NetScout fills a significant gap in the third party product functionality and visibility into the interaction of applications, services and infrastructure resources from a packet-based network vantage point. NetScout collaborates with technology partners to provide integrated solutions and extend the value of the nGenius Service Assurance Solution for application and network performance management across the organization. Using packet-flow data, key performance indicators and other sources of performance information derived from the nGenius Service Assurance Solution, an organization’s ability to optimize, simplify and protect the service delivery environment are enhanced. Among the third-party solutions providers that NetScout has integrated its solutions with are Cisco Systems, Cisco Sourcefire, Citrix Systems, EMC Corporation, Hewlett-Packard Company, IBM Tivoli and VMWare.
Growth Strategy
Our key objectives have been to continue to gain market share in the wireless service provider market and to accelerate our enterprise growth by extending into the application performance management segment. In addition, given the nature of the customers in our government segment, we believe future cybersecurity products would be effective in this market. We believe that the acquisition of Danaher’s Communications Business (see Note 20 of our Consolidated Financial Statements) will further accelerate key elements of our strategy, which include:

•
Drive technology innovation – NetScout will continue to invest in research and development, and leverage the strong technical and domain expertise across its organization. As a result of the planned acquisition of the Communications Business, NetScout’s base of research and development professionals is expected to grow by more than 400% from its current level of over 350 people. The combined company’s engineering teams will be focused on advancing technical innovation across its broad product portfolio. By capitalizing on NetScout’s extensive experience with global enterprise, service provider and government organizations with IP-based networks, NetScout will be well positioned to cross-leverage its technology development across all major platforms and relevant technologies to address the evolving demands of current and prospective customers. NetScout works closely with its largest enterprise and service provider customers to better understand and address their near-term and longer-term requirements. By better understanding the key, time-sensitive needs of NetScout’s global customer base, NetScout will continue to enhance and extend its product line to meet the increasing challenges of managing a diverse range of services over an increasingly global network environment.

•
Continued portfolio enhancements – We plan to continue to enhance our products and solutions to address the management challenges associated with virtualization, cloud computing, service-oriented architectures, VoIP, video, and telepresence technologies. In addition, we will continue to drive our solutions to help IT organizations address the challenges of complex service delivery, datacenter consolidation, branch office consolidation and optimization, increasing mobility and the move to a more process-oriented operating environment. The acquisition will add Tektronix Communications’ high-value troubleshooting capabilities, which targets service providers, with Fluke Networks’ troubleshooting capabilities, which targets small to mid-sized enterprises. These capabilities are expected to complement NetScout’s traditional strengths in monitoring large, complex IP-based networks and the mission-critical services that run across them. Over the longer term, NetScout anticipates that the post-acquisition product roadmap integration would support migrating key features and functionalities from various product platforms into new, higher value solutions at more attractive price points that will appeal to a broader range of customers globally.

•
Extension into adjacent markets – By enhancing and expanding NetScout’s product portfolio, NetScout can also enter complementary adjacent markets that will help it further expand its customer relationships and increase its total addressable market. For example, the acquisition of the Arbor Networks business will bring new security offerings that complement NetScout’s core range of solutions by helping customers identify, mitigate and remediate complex technical threats and unauthorized intrusions into their network and IT infrastructures. The Arbor Networks business will accelerate NetScout’s entry into cyber security with market-leading solutions used by leading service providers and enterprises to prevent and mitigate distributed denial of service (DDoS) attacks. In addition, the acquisition will bring new solutions for optimizing the radio access networks (RANs) of service providers and sophisticated business intelligence analytics that are used by service providers to increase customer satisfaction, reduce churn, and increase profits.

•
Enable pervasive visibility – We intend to continue to expand our intelligent data source family to enable our customers to achieve greater visibility into more places across their end-to-end network environment. We plan to integrate various capabilities, including our Adaptive Service Intelligence software, across the combined company's product portfolio to enable wider deployment of our technology within virtual computing environments, network devices and computing platforms and to support a broader range of network and application performance management, security and business intelligence requirements. This includes fortifying and enhancing our capabilities and technology by supporting new and innovative ways to address the ongoing challenges associated with the increasing volume of data traffic and enable scalable support for 40 Gigabit, 100 Gigabit topologies and increasing global deployments of IPv6. Advancing these capabilities will enable NetScout to cross-sell a wider range of solutions into NetScout’s existing base of customers using solutions from the Communications Business, as well as increase business with the current base of Communications Business customers by cross-selling NetScout solutions.

•
Expand our customer base in both enterprise and service provider markets – It is our intention to substantially grow our presence in both the enterprise and service provider markets. In the enterprise market, we are growing our installed base to include a broader number of top-tier enterprise customers as well as extending to reach mid-market enterprise customers. We intend to increase the use of our products across the IT organization to include new operational groups by expanding their capabilities and value. In the service provider market, we are expanding our presence by winning new service provider customers. We are also expanding our service provider footprint further out into the radio access network and deeper into the core. As a result of the acquisition, NetScout will have a larger direct sales force with specialized expertise in targeting the enterprise, service provider and government markets, along with a more extensive global network of value-added resellers and systems integrators.

•
Increase market relevance and awareness – The acquisition will substantially expand our customer base around the world. To generate increased demand for NetScout’s products, NetScout will implement marketing campaigns aimed at promoting its thought leadership and driving lead generation for its technology, products and solutions among both enterprise and service provider customers. In addition, we will continue to drive industry initiatives around managing service delivery.

•
Extend our technology partner alliance ecosystem – Supporting a larger, more global customer base as a result of the acquisition will require alliances with complementary solutions providers. We plan to continue to enhance our technology value, product capabilities and customer relevance through the continued integration of our products into technology partner products. This includes both interoperability integration efforts, as well as embedding our technology into alliance partner products to gain a more pervasive footprint across both enterprise and service provider networks.

•
Pursue strategic acquisitions – We completed five acquisitions in recent years that helped broaden our capabilities, products and technologies, and better position the Company to meet the needs of its customers and prospects. After the acquisition of the Communications Business, we plan to be opportunistic in pursuing strategic acquisitions in order to achieve key business and technology objectives.

•
Improve cost structure and drive efficiencies – We have continued to improve our profitability as we have expanded our business. We will continue to focus on directing prudent investment into the key technology, product development, sales and marketing, and other initiatives that will enable us to drive long-term profitable growth. We believe that the Danaher Communications Business acquisition will create a range of opportunities to further improve the Company’s operating profitability by pursuing cost synergies. NetScout will seek to leverage its purchasing power and extend its proven manufacturing techniques in ways that can improve product gross margin. In addition, NetScout plans to integrate certain operations that have previously been managed separately across various business and product lines. NetScout also expects to achieve synergies by using common infrastructure platforms, and by eliminating or reducing redundancies associated with pre-existing resources, programs and capabilities.

Support Services
Customer satisfaction is a key driver of NetScout’s success. NetScout’s MasterCare™ support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 telephone support to our premium MasterCare customers. Certain support services, such as on-site support activities, are provided by qualified third party support partners. In addition many of our certified resellers provide Partner Enabled Support to NetScout end-users. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for end-users to have the reseller provide initial support functions. MasterCare support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, MasterCare support commences upon expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards.
Manufacturing
Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process control to ensure the quality and reliability of our products. We maintain an ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. We also maintain an ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction.
Although we generally use standard parts and components for our products, which are available from various suppliers, each of the computer network interface cards used in our devices is currently available only from separate single source suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. While currently we purchase from specific suppliers, we believe that, in most cases, alternate suppliers could be identified if current suppliers are unable to fulfill our needs. Our reliance on single source suppliers is further described in Item 1A “Risk Factors.”
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
Total revenue from indirect channels represented 49% of our total revenue for the fiscal years ended March 31, 2015, 2014 and 2013. During the fiscal year ended March 31, 2015, two direct customers accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March

31, 2014, one direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2013, no direct customer or indirect channel partner accounted for more than 10% of total revenue.
Our sales force is organized into four main geographic teams covering sales around the globe: United States, Europe, Asia and the rest of the world. Revenue from sales outside the United States represented 23%, 24% and 25% of our total revenue in the fiscal years ended March 31, 2015, 2014 and 2013, respectively. For additional information regarding our sales by geographic location, see Note 18 of our Notes to Consolidated Financial Statements.
Marketing
Our marketing organization drives our market research, strategy, product positioning and messaging and produces and manages a variety of programs such as advertising, trade shows, industry events, public and analyst relations, social media, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout, ASI®, nGenius® and Infinistream® brand names in the marketplace. We also host an annual worldwide user conference as a way to engage with existing customers, to provide education and awareness, and to promote expanded use of our software with these customers.
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2015, NetScout began investment to redesign the NetScout logo and further fortify and amplify the NetScout brand. These activities are expected to continue into fiscal year 2016.
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
We predominantly develop our products internally, with some limited third-party contracting. We have also acquired developed technology through business acquisitions. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, such as the Internet Engineering Task Force, the 3rd Generation Partnership Project and we also engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and applications performance requirements for current and emerging technologies.
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
Customers
We sell our products to enterprises, service providers and governmental agencies with large- and medium-sized high-speed IP computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, manufacturing, healthcare, utilities, education, transportation and retail. In the telecommunications service provider customer group we address mobile operators, wireline operators and cable operators. A significant number of our service provider customers are mobile operators.

NetScout solutions are deployed at more than 20,000 of the world’s largest enterprises, government agencies, and more than 165 service providers, on over one million physical and 2,000 virtual network segments.
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at March 31, 2015, consisting of orders booked or received prior to our year end, was an immaterial amount compared to $37.4 million at March 31, 2014.
Competition
We compete with many companies in the markets we serve. The service assurance and performance management market is highly competitive, rapidly evolving, and fragmented with overlapping technologies and a wide range of competitors. Consequently, there are a number of companies that deliver some elements of our solutions.
Principal competitive factors in our market include scalability; ability to address a large number of applications, locations and users; product performance; the ability to easily deploy into existing network environments; the ability to offer virtualized solutions; and the ability to administer and manage the solution.
While NetScout faces multiple competitors within the service assurance industry, we believe that we compete favorably on the basis of these factors. We provide a comprehensive service delivery management solution that is capable of addressing the needs of both enterprise and service provider customers and can be scaled to meet the challenges of today’s dynamic service delivery environments. We believe that our solutions provide superior data and compete favorably on a broad range of metrics including the ability to recognize and track a large number of applications, scalability to support high and increasing levels of data and network traffic, the ability to look at both data and control plane traffic across an entire network, and the ability to provide real-time information about service performance and real-time alerts to emerging service problems.
In the enterprise market, our competitors include companies such as Avaya, AppDynamics, CA Technologies, Compuware, ExtraHop, Fluke Networks, InfoVista, Ixia, JDSU (through its Network Instruments business that was acquired in 2014), Gigamon, Lancope, New Relic, Riverbed Technology and SolarWinds. In addition, we both compete with and partner with large enterprise management vendors, such as HP and IBM, who offer performance management solutions.
In the service provider market, we compete with probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Alcatel-Lucent, Astellia, Anritsu, Cisco, Empirix, Ericsson, EMC, EXFO, Guavas, Huawei, IBM, JDSU, Niksun, Polystar, Radcom, SevOne, Splunk, Tektronix and Zettics. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
Our ability to sustain a competitive advantage depends on our ability to deliver continued technology innovation and adapt to meet the evolving needs of our customers. Competitive factors in our industry are further described in Item 1A “Risk Factors.”
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
Employees
At March 31, 2015, we had a total of 1,069 employees, 697 of whom were employed in the United States. The majority of our employees are not subject to a collective bargaining agreement. In accordance with applicable law, employees in certain international jurisdictions are subject to collective bargaining agreements. Employees by department at March 31, 2015 were as follows:

Function	Number of Employees
Sales and marketing	373
Research and development	357
Support services	178
General and administrative	128
Manufacturing	33
1,069

Corporate information
Our corporate headquarters are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978) 614-4000. NetScout was incorporated in Delaware in 1984.
NetScout’s internet address is http://www.netscout.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available free of charge on or through our website at http://ir.netscout.com/phoenix.zhtml?c=92658&p=irol-sec as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). None of the information posted on our website is incorporated by reference into this Annual Report.
We webcast our earnings calls and certain events we participate in or host with members of the investment community are made available on our investor relations web-site at http://ir.netscout.com/phoenix.zhtml?c=92658&p=irol-calendar. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations web-site. The contents of these sections of our investor relations website are not intended to be incorporated by reference into this report or in any other report or document we file.
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

Risks related to the proposed acquisition of Danaher's Communications Business
The announcement and pendency of the proposed acquisition of the Communications Business could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.
The announcement and pendency of the transaction could disrupt our business in the following ways, among others:

•
Our customers, channel partners and other third-party business partners may delay or defer purchase decisions with regard to our products and services or may seek to terminate and/or renegotiate their relationships with us as a result of the transaction, whether pursuant to the terms of their existing agreements with us or otherwise; and

•
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
Completion of the transactions is conditioned upon NetScout and Danaher satisfying certain closing conditions, including the approval of the shares to be issued in connection with the transaction by our stockholders, as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the transaction is not consummated for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks including:

•	The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed;

•	We may experience negative reactions to the termination of the transaction from customers, channel partners, suppliers, strategic partners, investors or analysts;

•	We would not realize any of the anticipated benefits of having completed the transaction;

•	We may be required to pay a termination fee of $55.0 million to Danaher if the Merger Agreement is terminated under certain circumstances; and

•
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
The market price of our common stock may decline as a result of the acquisition of the Communications Business.
The market price of our common stock may decline as a result of the transaction for a number of reasons including if:

•	We do not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated;

•	The effect of the transaction on our business and prospects is not consistent with the expectations of financial or industry analysts; or

•	Investors react negatively to the effect of the transaction on our business and prospects.
NetScout and Danaher may be unable to satisfy the conditions or obtain the approvals required to complete the proposed transactions.
The consummation of the proposed transactions is subject to numerous conditions including (i) consummation of certain transactions contemplated by the Merger Agreement and the Separation and Distribution Agreement, dated as of October 12, 2014, by and among Danaher, NetScout and Newco (as the same may be amended from time to time) (the Distribution Agreement) (such as the separation of the Communications Business from Danaher’s other business) and (ii) the receipt of NetScout stockholder approval for the issuance of NetScout common stock in the First Merger (as defined in Note 20 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). We cannot make any assurances that the acquisition of the Communications Business and related transactions will be consummated on the terms or timeline currently contemplated, or at all. Each of Danaher and NetScout has and will continue to expend time and resources and incur expenses related to the proposed transactions.
The risk to our stockholders that the calculation of the merger consideration will not be adjusted if the value of the business or assets of the Communications Business declines or if the value of NetScout increases before the transactions are completed.
The calculation of the number of shares of NetScout common stock to be distributed in the Transaction will not be adjusted if the value of the business or assets of the Communications Business declines prior to the consummation of the Transaction or the value of NetScout increases prior to the Transaction. We will not be required to consummate the Transaction if there has been any material adverse effect on the Communications Business. However, we will not be permitted to terminate the Merger Agreement or resolicit the vote of our stockholders because of any changes in the market price of our common stock or any changes in the value of the Communications Business that do not constitute a material adverse effect with respect to the Communications Business.
Our estimates and judgments related to the acquisition accounting models used to record the purchase price allocation may be inaccurate.
Our management will make significant accounting judgments and estimates for the application of acquisition accounting under GAAP and the underlying valuation models. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these models prove to be inaccurate.
We may be required to recognize impairment charges for goodwill and other intangible assets.
Based on the closing price of our common stock on May 1, 2015, the proposed transaction will add approximately $3.0 billion of goodwill and other intangible assets to our consolidated balance sheet. In accordance with GAAP, our management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments would adversely affect results of operations in the periods recognized.
If completed, the proposed transactions may not be successful or achieve their anticipated benefits.
If the proposed transactions are completed we may not be able to successfully realize anticipated growth opportunities or integrate our business and operations with the Communications Business’ business and operations. After the transactions, we will have significantly more revenue, expenses, assets and employees than we did prior to the transactions. In the internal restructuring and reorganization of the Communications Business and related assets and liabilities, we will also be assuming certain liabilities of the Communications Business and taking on other obligations (including collective bargaining agreements and certain non-U.S. pension obligations with respect to transferred employees). We may not successfully or cost-effectively integrate the Communications Business’ business and operations into our existing business and operations. Even if the combined company is able to integrate the combined businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth and other opportunities that we currently expect from the transactions within the anticipated time frame, or at all.
We are required to abide by potentially significant restrictions, which could limit our ability to undertake certain corporate actions (such as the issuance of our common stock or the undertaking of a merger or consolidation) that otherwise could be advantageous.
To preserve the tax-free treatment to Danaher and/or its stockholders of the proposed transactions, under the Tax Matters Agreement in substantially the form attached as Exhibit A to the Distribution Agreement (the Tax Matters Agreement), we are restricted from taking any action that prevents such transactions from being tax-free for U.S. federal income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including using our common stock to make acquisitions and in connection with equity capital market transactions that might increase the value of our business.
The Distribution could result in significant tax liability, and NetScout may be obligated to indemnify Danaher for any such tax liability imposed on Danaher.
The Distribution (as defined in Note 20 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K) and certain aspects of the internal restructuring to separate and consolidate certain assets and liabilities used in the Communications Business under Newco, could be taxable to Danaher if Newco, its unit holders, NetScout or NetScout’s stockholders were to engage in certain actions specified under the Tax Matters Agreement. In such cases, under the Tax Matters Agreement, Newco and NetScout will be required to indemnify Danaher against any taxes that arise as a result of such specified actions. If Danaher were to recognize gain on the Distribution or certain aspects of the internal restructuring of the Communications Business for reasons not related to a specified action under the Tax Matters Agreement by Newco or NetScout, Danaher would not be entitled to be indemnified under the Tax Matters Agreement and the resulting tax to Danaher could have a material adverse effect on Danaher. If Newco or NetScout were required to indemnify Danaher as a result of the Distribution or certain aspects of the internal restructuring of the Communications Business being taxable, this indemnification obligation would likely be substantial and could have a material adverse effect on us, including with respect to our financial condition and results of operations.
Upon completion of the proposed transactions, we will incur significant expenses in connection with the integration of the Communications Business.
Upon completion of the proposed transactions, we expect to incur significant expenses in connection with the integration of the Communications Business, including integrating products and technology, personnel, information technology systems, accounting systems, suppliers, and channel partners of each business and implementing consistent standards, policies, and procedures, and may possibly be subject to material write downs in assets and charges to earnings, which may include severance pay and other costs.
The Merger Agreement contains provisions that may discourage other companies from trying to acquire NetScout. In addition, we will have more shares of our common stock outstanding after the transactions, which may discourage other companies from trying to acquire NetScout.
The Merger Agreement contains provisions that may discourage a third-party from submitting a business combination proposal to NetScout prior to the closing of the proposed transactions that might result in greater value to our stockholders than the proposed transactions. For example, the Merger Agreement generally prohibits us from soliciting any takeover proposal. In addition, if the Merger Agreement is terminated by NetScout or Danaher in circumstances that obligate us to pay a termination fee or to reimburse transaction expenses to Danaher, our liquidity or financial condition may be materially adversely affected as a result of such payment, and the requirement to make such a payment might deter third parties from proposing alternative business combination proposals. In addition, the Merger Agreement requires that we seek stockholder approval for the issuance of shares of our common stock in the First Merger, even if our board of directors changes its recommendation regarding the issuance of shares of our common stock in the First Merger.
We expect to issue 62.5 million shares of our common stock as part of the proposed transactions, assuming no adjustments pursuant to the Merger Agreement. Because we will be a significantly larger company and have significantly more shares of our common stock outstanding after the proposed transactions, an acquisition of NetScout may become more expensive. As a result, some companies may not seek to acquire NetScout, and the reduction in potential parties that may seek to acquire NetScout could negatively impact the prices at which our common stock trades.
Risks Related to the Combined Company’s Business Following the Proposed Transactions
We will assume certain non-U.S. pension benefit obligations associated with the Communications Business. Future funding obligations related to these liabilities could restrict cash available for our operations, capital expenditures or other requirements, or require us to borrow additional funds.
In the proposed transactions, we will assume certain funded and unfunded non-U.S. pension obligations related to non-U.S. employees of the Communications Business who become employees of Newco to the extent the assumption is required by applicable law. In connection therewith, Danaher will transfer to us all assets set aside by Danaher to fund such non-U.S. pension obligations related to the Communications Business. If the non-U.S. pension liabilities transferred by Danaher exceed the assets transferred by Danaher, Danaher is obligated to transfer an amount of cash to us equal to the difference between the non-U.S. pension liabilities transferred and the assets transferred. The transfers of assets and non-U.S. pension liabilities will be governed by applicable law, provided that if the mechanism for the transfers is not mandated by applicable law, the assets and liabilities will be transferred on a projected benefit obligation basis in accordance with GAAP.
Funding obligations with respect to non-U.S. pension plans change due to, among other things, the actual investment return on plan assets. Continued volatility in the capital markets may have a further negative impact on the funded status of the non-U.S. pension plans, which may in turn increase attendant funding obligations. Changing economic conditions, poor pension investment returns or other factors may require us to make substantial cash contributions to the pension plans in the future, preventing the use of increased cash contributions for other purposes and adversely affecting our liquidity.
While we intend to comply with any future funding obligations for its non-U.S. pension benefit plans through the use of cash from operations, there can be no assurance that we will generate enough cash to do so and also meet its other required or intended cash uses. Our inability to fund these obligations through cash from operations could require it to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
Current NetScout stockholders’ ownership interest in NetScout will be substantially diluted in the proposed transactions.
Following the consummation of the proposed transactions, our stockholders will, in the aggregate, own a significantly smaller percentage of NetScout than they will own of NetScout immediately prior to the consummation of the transactions. It is expected that immediately after consummation of the First Merger, pre-First Merger holders of Newco common units and Newco employees will hold approximately 59.5% of NetScout’s common stock on a fully-diluted basis and NetScout’s existing equityholders will hold approximately 40.5% of NetScout’s common stock on a fully-diluted basis. Our current stockholders, as a group, will be able to exercise less influence over the management and policies of NetScout following the proposed transactions than they will exercise over the management and policies of NetScout immediately prior to the transactions.
Sales of our common stock after the proposed transactions may negatively affect the market price of our common stock.
The shares of our common stock to be issued in the proposed transactions to holders of Newco common units will generally be eligible for immediate resale. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after the consummation of the proposed transactions or even the perception that these sales could occur.
It is expected that immediately after consummation of the First Merger, pre-First Merger holders of Newco common units and Newco employees will hold approximately 59.5% of NetScout’s common stock on a fully-diluted basis and our existing equityholders will hold approximately 40.5% of our common stock on a fully-diluted basis, subject to potential adjustment under certain limited circumstances. Currently, Danaher stockholders may include index funds that have performance tied to certain stock indices and institutional investors subject to various investing guidelines. Because we may not be included in these indices following the consummation of the proposed transactions or may not meet the investing guidelines of some of these institutional investors, these index funds and institutional investors may decide to or may be required to sell the NetScout common stock that they receive in the proposed transactions. In addition, the investment fiduciaries of Danaher’s defined contribution and defined benefit plans may decide to sell any NetScout common stock that the trusts for these plans receive in the proposed transactions, or may decide not to participate in the exchange offer, if applicable, in response to their fiduciary obligations under applicable law. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we deem appropriate.
The historical financial information of the Communications Business may not be representative of its results or financial condition if it had been operated independently of Danaher and, as a result, may not be a reliable indicator of its future results.
The Communications Business is currently operated by Danaher. Consequently, the financial information of the Communications Business included in this document has been derived from the consolidated financial statements and accounting records of the Communications Business and reflects all direct costs as well as assumptions and allocations made by management of Danaher. The financial position, results of operations and cash flows of the Communications Business presented may be different from those that would have resulted had the Communications Business been operated independently of Danaher during the applicable periods or at the applicable dates. For example, in preparing the financial statements of the Communications Business, Danaher made allocations of costs and Danaher corporate expenses deemed to be attributable to the Communications Business. However, these costs and expenses reflect the costs and expenses attributable to the Communications Business operated as part of a larger organization and do not necessarily reflect costs and expenses that would be incurred by the Communications Business had it been operated independently. As a result, the historical financial information of the Communications Business may not be a reliable indicator of future results.

Our business, financial condition and results of operations may be adversely affected following the proposed transactions if we cannot negotiate terms that are as favorable as those Danaher has received when we replaces contracts after the closing of the proposed transactions.
Prior to consummation of the proposed transactions, certain functions (such as purchasing, information systems, sales, logistics and distribution) for the Communications Business are generally being performed under centralized systems that will not be transferred to us and, in some cases, under contracts that are also used for Danaher’s other businesses and which are not intended to be assigned to us with the Communications Business. In addition, some other contracts that Danaher or its subsidiaries are a party to on behalf of the Communications Business require consents of third parties to assign them to Newco. While Danaher, under the Transition Services Agreement (in substantially the form attached as Exhibit B to the Distribution Agreement), will agree to provide us with certain services, there can be no assurance that we will be able to obtain those consents or negotiate terms that are as favorable as those Danaher received when and if we replace these services with its own agreements for similar services. Although we believe that we will be able to obtain any such consents or enter into new agreements for similar services, it is possible that the failure to obtain consents for or replace a significant number of these agreements for any of these services or to replace them on terms that as are as favorable as those Danaher has received could have a material adverse impact on our business, financial condition and results of operations following the proposed transactions.
Our failure to successfully integrate the Communications Business into our business within our expected timetable could adversely affect the combined company’s future results and the market price of our common stock following the completion of the proposed transactions.
The success of the proposed transactions will depend, in large part, on our ability, as a combined company following the completion of the proposed transactions, to realize the anticipated benefits and on the sales and profitability of the combined company. To realize these anticipated benefits, the combined company must successfully integrate its respective businesses. This integration will be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the proposed transactions.
Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers of NetScout or the Communications Business deciding not to do business with the combined company;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel of NetScout and the Communications Business while maintaining focus on providing consistent, high-quality products and service to customers;

•	the loss of key employees; and

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the proposed transactions
If any of these events were to occur, our ability to maintain relationships with customers, channel partners, suppliers and employees or our ability to achieve the anticipated benefits of the proposed transactions could be adversely affected, or could reduce our sales or earnings or otherwise adversely affect our business and financial results after the proposed transactions and, as a result, adversely affect the market price of our common stock.
The success of the combined company will also depend on relationships with third parties and pre-existing customers and channel partners of NetScout and the Communications Business, which relationships may be affected by customer, channel partner or third-party preferences or public attitudes about the proposed transactions. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition or results of operations.
The combined company’s success will depend on our ability to maintain and renew relationships with pre-existing customers, channel partners, suppliers, and other third parties of both NetScout and the Communications Business and our ability to establish new relationships. There can be no assurance that the business of the combined company will be able to maintain and renew pre-existing contracts and other business relationships, or enter into or maintain new contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations as a combined company.

The growth of the combined company could suffer if the markets into which the combined company sells its products and services experience cyclicality.
The growth of the combined company will depend in part on the growth of the markets which the Communications Business serves. The Communications Business serves certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software and services that the Communications Business offers. Any of these factors could adversely affect the business, financial condition and results of operations of the combined company in any given period.
Defects, quality issues, inadequate disclosure or misuse with respect to the products, software or services of the combined company could adversely affect the business, reputation and financial statements of the combined company.
Defects in, quality issues with respect to or inadequate disclosure of risks relating to the use of the combined company’s products, software and services, or the misuse of the combined company’s products, software and services, could lead to lost profits and other economic damage, property damage, violation of privacy rights, personal injury or other liability resulting in third party claims, criminal liability, significant costs, damage to its reputation and loss of business. Any of these factors could adversely affect the business, financial condition and results of operations of the combined company.
International economic, political, legal, compliance and business factors could negatively affect the financial statements and growth of the combined company.
The Communications Business derives significant sales from customers outside the U.S. and certain manufacturing operations, suppliers and employees of the Communications Business are located outside the U.S. The Communications Business expects to continue to increase its sales and presence outside the U.S., particularly in the high-growth markets. The Communications Business’ international business (and particularly its business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, any of which could negatively affect the business, financial condition and results of operations of the combined company.
Risks Related to the Company and its Operations
Our quarterly revenue and operating results may fluctuate.
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
The service assurance and performance management market is a highly competitive, rapidly evolving, and fragmented market that has overlapping technologies and competitors, both large and small. We believe customers make service management system purchasing decisions based primarily upon the following factors:

•	product performance, functionality and price;

•	timeliness of new product introductions;

•	ease of installation, integration, and use;

•	customer service and technical support;

•	name and reputation of vendor; and

•	alliances with industry partners.
We compete with a growing number of providers of application performance management solutions and providers of portable network traffic analyzers and probes. In addition, leading network equipment and application technology vendors offer their own management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.
As a result of these and other factors, we may not be able to compete effectively with our current or future competitors. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely have a material and adverse impact on our business, operating results and financial condition.
Our success depends, in part, on our ability to manage and leverage our distribution channels.
Sales to our distribution channels, which include resellers, original equipment manufacturers, distributors, systems integrators and service providers, accounted for 49%, 49%, and 49% of our total revenue for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors’ solutions, possibly at lower prices. The potential inability to develop new relationships or to expand and manage our existing relationships with partners, the potential inability or unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 23%, 24%, and 25% of our total revenue for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

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
We earn a significant portion of our total revenues from international sales. As a result, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, regulators may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to certain anti-corruption laws of other countries in which we do business. We are also subject to the export and re-export control laws of the U.S., including the U.S. Export Administration Regulations (EAR). We are also subject to U.S. government contracting laws, rules and regulations, and may be subject to government contracting laws of other countries in which we do business. If we or our distributors, resellers, agents, or other intermediaries fail to comply with the FCPA, the EAR or U.S. government contracting laws, or the anti-corruption, export or governmental contracting laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
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
If a security breach or cyber attack of our IT networks and systems, or any of our products, occurs, our operations could be interrupted, our products and services may be perceived as vulnerable, and our brand and reputation could be damaged, which could reduce revenue, increase expenses, and expose us to legal claims or regulatory actions.
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
Our common stock trades on the Nasdaq Global Select Market, under the symbol NTCT. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock. Such information reflects inter-dealer price, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2014
June 30, 2013	$24.92	$21.22
September 30, 2013	$27.55	$23.22
December 31, 2013	$30.76	$24.04
March 31, 2014	$39.10	$28.64
Fiscal Year 2015
June 30, 2014	$44.54	$33.30
September 30, 2014	$48.13	$41.15
December 31, 2014	$46.17	$31.59
March 31, 2015	$44.76	$33.53
Stockholders
At April 30, 2015, we had 71 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 14,000.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five year period from March 31, 2010 through March 31, 2015 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2010 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.
The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015
NetScout Systems, Inc.	$100.00	$184.72	$137.53	$166.13	$254.09	$296.48
NASDAQ Composite – Total Returns	$100.00	$117.06	$131.47	$140.86	$183.38	$216.60
NASDAQ Computer and Data Processing	$100.00	$116.54	$125.84	$134.91	$177.53	$194.25
Dividend Policy
In fiscal years 2015 and 2014, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, as well as for our stock buyback program further described under Item 7 “Liquidity and Capital Resources.” Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2015 - 1/31/2015	48,303	$35.36	44,100
2/1/2015 - 2/28/2015	210,602	38.32	210,300
3/1/2015 - 3/31/2015	245,600	42.31	245,600
Total	504,505	$39.98	500,000	$68,507,458

(1)
We purchased an aggregate of 4,505 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. The purchases of these restricted stock units reflected in the table do not reduce the maximum dollar value of shares that may be purchased under our previously announced stock repurchase program.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2015, 2014 and 2013 and the consolidated balance sheet data at March 31, 2015 and 2014 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2012 and 2011 and the consolidated balance sheet data at March 31, 2013, 2012 and 2011 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
	2015	2014	2013 (1)	2012 (2)	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$272,895	$234,268	$198,749	$168,141	$159,948
Service	180,774	162,379	151,801	140,538	130,592
Total revenue	453,669	396,647	350,550	308,679	290,540
Cost of revenue:
Product	59,037	51,219	45,752	39,271	38,175
Service	35,524	33,294	28,256	26,401	23,186
Total cost of revenue	94,561	84,513	74,008	65,672	61,361
Gross profit	359,108	312,134	276,542	243,007	229,179
Operating expenses:
Research and development	75,242	70,454	61,546	49,478	40,628
Sales and marketing	136,446	129,611	116,807	109,624	105,271
General and administrative	47,296	30,623	29,718	27,488	23,308
Amortization of acquired intangible assets	3,351	3,432	2,877	2,131	1,907
Restructuring charges	—	—	1,065	603	—
Total operating expenses	262,335	234,120	212,013	189,324	171,114
Income from operations	96,773	78,014	64,529	53,683	58,065
Interest and other expense, net	(1,808)	(158)	(793)	(2,765)	(1,772)
Income before income tax expense	94,965	77,856	63,736	50,918	56,293
Income tax expense	33,773	28,750	23,127	18,490	19,028
Net income	$61,192	$49,106	$40,609	$32,428	$37,265
Basic net income per share	$1.49	$1.19	$0.97	$0.77	$0.89
Diluted net income per share	$1.47	$1.17	$0.96	$0.76	$0.87
Weighted average common shares outstanding used in computing:
Net income per share—basic	41,105	41,366	41,665	42,035	42,059
Net income per share—diluted	41,637	41,955	42,322	42,750	42,973

(1)	During the fiscal year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems, S.r.l. for approximately $51.8 million.

(2)	During the fiscal year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Ltd., Fox Replay BV and Simena LLC for approximately $47.3 million collectively.

	March 31,
	2015	2014	2013(1)	2012 (2)	2011
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$264,857	$218,794	$154,091	$213,516	$228,478
Working capital	$149,651	$115,798	$92,141	$155,596	$147,136
Total assets	$669,049	$607,763	$552,176	$567,757	$527,570
Debt	$—	$—	$—	$62,000	$68,106
Total stockholders’ equity	$435,750	$409,161	$371,903	$342,369	$319,559

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the audited consolidated financial information and the notes thereto included in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement. Forward-looking statements do not contemplate the proposed acquisition.
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
We have been a technology innovator for three-plus decades since our founding in 1984. Our solutions continue to change how organizations manage and optimize the delivery of business applications and services and assure user experience across global IP networks. We have continually enhanced and expanded our product portfolio to meet the needs of organizations by providing solutions to manage dynamic network and application environments and by improving user experience by providing high-value analytics that help validate and assure service availability, quality and reliability.
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
During Fiscal Year 2015, we continued to invest in development programs aimed at enhancing our range of offerings, including delivering new features and functionality for our nGeniusONETM platform that addresses the evolving requirements of our enterprise, service provider and government customers. The nGeniusONE platform is powered by Adaptive Session Intelligence™ (ASI) 2.0, NetScout’s next generation Deep Packet Inspection (DPI) technology that exploits the inherent richness of packet-flow data to provide real-time, contextual analysis of service, network, and application performance. The patented ASI technology is a critical differentiating technology that enables the creation of statistical metadata, session transaction records and adaptive session traces enabling real-time, scalable monitoring of all users, all applications and all services consistently across the network. NetScout’s solutions are used by customers to better understand and manage network and application performance, alert themselves to problems that impacting end users, validate services and network policy, plan and optimize network capacity, generate timely reports and conduct deep forensic and historical analysis.
On October 12, 2014, NetScout, Danaher, Newco Merger Sub and Merger Sub II, entered into the Merger Agreement pursuant to which NetScout will acquire the Communications Business in a Reverse Morris Trust transaction. For additional information regarding the proposed acquisition, see Note 20 of our Notes to Consolidated Financial Statements.
Results Overview
We generated continued growth during the fiscal year ended March 31, 2015, with product revenue growth of 16% and overall revenue growth of 14% compared to the prior fiscal year. Our diluted net income per share for the fiscal year ended March 31, 2015 was $1.47 per share, representing a $0.30, or 26%, increase over the same period in the prior year. Our business has maintained strong gross profit margins. Our gross margin for the fiscal year ended March 31, 2015 remained flat at 79% compared to the same period in the prior year.
The combination of continued revenue growth, strong gross profit margins and a scalable infrastructure supported by prudent investment across key areas of our business, including research and development initiatives, and sales and marketing programs, has enabled us produce strong operating profit margins. Despite higher one-time expenses associated with the aforementioned planned acquisition of Danaher’s Communications Business, our operating profit margin for the fiscal year ended March 31, 2015 was 21%, as compared to 20% for the same period in the prior year.
We continue to maintain strong liquidity. At March 31, 2015, we had cash, cash equivalents and marketable securities of $264.9 million. This represents an increase of $46.1 million over the previous fiscal year ended March 31, 2014.
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
The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the years ended March 31, 2015, 2014 and 2013:

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2015	2014	2013
GAAP revenue	$453,669	$396,647	$350,550
Deferred revenue fair value adjustment	18	558	1,215
Non-GAAP revenue	$453,687	$397,205	$351,765
GAAP net income	$61,192	$49,106	$40,609
Deferred revenue fair value adjustments	18	558	1,215
Inventory fair value amortization	—	—	453
Share-based compensation expense	16,580	12,930	9,580
Amortization of acquired intangible assets	6,990	6,765	7,424
Business development and integration expense	11,956	523	1,618
Compensation for post combination services	1,414	2,215	2,721
Restructuring charges	—	—	1,065
Income tax adjustments	(13,810)	(7,879)	(8,671)
Non-GAAP net income	$84,340	$64,218	$56,014
GAAP diluted net income per share	$1.47	$1.17	$0.96
Share impact of non-GAAP adjustments identified above	0.56	0.36	0.36
Non-GAAP diluted net income per share	$2.03	$1.53	$1.32

Critical Accounting Policies
We consider accounting policies related to marketable securities, revenue recognition, valuation of goodwill, intangible assets and other acquisition accounting items, and share based compensation to be critical in fully understanding and evaluating our financial results. We apply significant judgment and create estimates when applying these policies.
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
Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items
The carrying value of goodwill was $197.4 million and $203.4 million at March 31, 2015 and 2014, respectively. We have two reporting units: (1) Unified Service Delivery and (2) Test Optimization. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value.
We performed the qualitative Step 0 assessment on our Unified Service Delivery reporting unit.  In performing the qualitative Step 0 assessment, we considered certain events and circumstances specific to the entity at the reporting unit level, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No indicators of impairment were noted at January 31, 2015.
We performed the quantitative Step 1 assessment on our Test Optimization reporting unit. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of the Test Optimization reporting unit was approximately 120 percent greater than its carrying value as of January 31, 2015.
Additionally, the market capitalization of NetScout as a whole significantly exceeded its carrying value.
The carrying value of intangible assets was $50.2 million and $58.5 million at March 31, 2015 and 2014, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. We amortize intangible assets over their estimated useful lives, except for the acquired tradename which resulted from the Network General acquisition, which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Indefinite-lived intangible assets are tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on our qualitative assessment we conclude that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. We completed our annual impairment test of the indefinite lived intangible at January 31, 2015 using the qualitative Step 0 assessment described above, which largely mirrors the Unified Service Delivery analysis, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were observed as of January 31, 2015.

We have acquired two companies during the three year period ended March 31, 2015. The acquisition method of accounting requires that we estimate the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets we use a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. We are also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and a risk adjusted rate of return for a market participant purchasing those relationships.
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
Based on historical experience, we assumed an annualized forfeiture rate of 0% for awards granted to our directors, an annualized forfeiture rate of 2% for awards granted to our senior executives, and an annualized forfeiture rate of 5% for all remaining employees. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
Results of Operations
Comparison of Years Ended March 31, 2015 and 2014
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the fiscal year ended March 31, 2015, two direct customers accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2014, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2015		2014		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$272,895	60%	$234,268	59%	$38,627	16%
Service	180,774	40	162,379	41	18,395	11%
Total revenue	$453,669	100%	$396,647	100%	$57,022	14%
Product. The 16%, or $38.6 million, increase in product revenue was due to a $26.8 million increase in revenue from our service provider sector, a $7.5 million increase in revenue from our government enterprise sector and a $4.3 million increase in revenue from our general enterprise sector.
Compared to the same period in the prior year, we realized a 6% increase in units shipped and a 7% increase in the average selling price per unit of our products.

We expect continued growth in our service provider sector through the fiscal year ending March 31, 2016. We also expect growth in our general enterprise market for the fiscal year ending March 31, 2016.
Service. The 11%, or $18.4 million, increase in service revenue was due to a $13.4 million increase in revenue from new maintenance contracts and renewals from a growing support base, a $4.6 million increase in premium support contracts and a $328 thousand increase in revenue from training. We expect single digit percentage growth in our service revenues through the fiscal year ending March 31, 2016. We expect this to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.
Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2015		2014		Change
		% of Revenue		% of Revenue	$	%
Indirect	$220,093	49%	$195,484	49%	$24,609	13%
Direct	233,576	51	201,163	51	32,413	16%
Total revenue	$453,669	100%	$396,647	100%	$57,022	14%
The 16%, or $32.4 million, increase in direct revenue is primarily the result of increased domestic revenue from our service provider customers. The 13%, or $24.6 million, increase in indirect channel revenue is primarily the result of the increases in sales to our government enterprise sector in the United States and the service provider sector across international geographies. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location.
Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2015		2014		Change
		% of Revenue		% of Revenue	$	%
United States	$348,354	77%	$303,364	76%	$44,990	15%
International:
Europe	46,253	10	45,837	12	416	1%
Asia	27,685	6	20,646	5	7,039	34%
Rest of the world	31,377	7	26,800	7	4,577	17%
Subtotal international	105,315	23	93,283	24	12,032	13%
Total revenue	$453,669	100%	$396,647	100%	$57,022	14%
United States revenues increased 15%, or $45.0 million, primarily as a result of an increase in revenue from our service provider sector. The 13%, or $12.0 million, increase in international revenue is primarily due to an increase in revenue from our service provider sector across international geographies. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations, we do not sell to, or do business with, countries subject to economic sanctions and export controls.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2015		2014
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$59,037	13%	$51,219	13%	$7,818	15%
Service	35,524	8	33,294	8	2,230	7%
Total cost of revenue	$94,561	21%	$84,513	21%	$10,048	12%
Gross profit:
Product $	$213,858	47%	$183,049	46%	$30,809	17%
Product gross profit %	78%		78%		—%
Service $	145,250	32%	129,085	33%	16,165	13%
Service gross profit %	80%		79%		1%
Total gross profit $	$359,108		$312,134		$46,974	15%
Total gross profit %	79%		79%		—%
Product. The 15%, or $7.8 million, increase in cost of product revenue was primarily due to the 16%, or $38.6 million increase in product revenue for the fiscal year ended March 31, 2015 when compared to the fiscal year ended March 31, 2014. In addition, there was a $2.0 million increase in inventory obsolescence charges and a $300 thousand increase in amortization of intangible assets. The product gross profit percentage remained flat at 78% during the fiscal year ended March 31, 2015 as compared to the same period in the prior year. Average headcount in cost of product revenue was 32 for the years ended March 31, 2015 and 2014, respectively.
Service. The 7%, or $2.2 million, increase in cost of service revenue was primarily due to a $3.6 million increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased compensation related items for the fiscal year ended March 31, 2015 when compared to the fiscal year ended March 31, 2014. This increase was partially offset by a $1.4 million decrease in allocated overhead. The service gross profit percentage increased by one percentage point to 80% for the fiscal year ended March 31, 2015 when compared to the fiscal year ended March 31, 2014. The 13%, or $16.2 million, increase in service gross profit corresponds with the 11%, or $18.4 million, increase in service revenue, partially offset by the 7%, or $2.2 million, increase in cost of services. Average headcount in cost of service revenue was 168 and 146 for the years ended March 31, 2015 and 2014, respectively.
Gross profit. Our gross profit increased 15%, or $47.0 million. This increase is attributable to our increase in revenue of 14%, or $57.0 million, partially offset by a $10.0 million, or 12%, increase in cost of revenue. The gross margin percentage remained flat at 79% during the fiscal year ended March 31, 2015 when compared to the same period in the prior year. Overall we expect our gross margin percentage to remain relatively flat in future periods with increased sales volumes offset by corresponding increases in product and service costs.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2015		2014
		% of Revenue		% of Revenue	$	%
Research and development	$75,242	17%	$70,454	18%	$4,788	7%
Sales and marketing	136,446	30	129,611	33	6,835	5%
General and administrative	47,296	10	30,623	8	16,673	54%
Amortization of acquired intangible assets	3,351	1	3,432	1	(81)	(2)%
Total operating expenses	$262,335	58%	$234,120	60%	$28,215	12%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 7%, or $4.8 million, increase in research and development expenses was due to a $3.6 million increase in employee related expenses resulting in part from increased headcount as well as from increased compensation related items, a $1.3 million increase in depreciation expense, a $945 thousand increase in consulting expenses, and a $320 thousand increase in allocated overhead. These expenses were partially offset by a $952 thousand decrease in non-recurring engineering expenses, and a $253 thousand decrease in deal related compensation. Average headcount in research and development was 358 and 352 for the fiscal years ended March 31, 2015 and 2014, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 5%, or $6.8 million, increase in total sales and marketing expenses was primarily due to $6.1 million increase in employee related expenses resulting in part from increased headcount as well as from increased compensation related items. In addition, there was a $1.4 million increase in advertising and marketing related expenses, a $927 thousand increase related to the NetScout user conference, an $877 thousand increase in trade show expenses, a $780 thousand increase in allocated overhead, a $531 thousand increase in consulting expenses, and a $479 thousand increase in travel expenses. These expenses were partially offset by a $4.9 million decrease in commission expense for the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014. Average headcount in sales and marketing was 374 and 358 for the fiscal years ended March 31, 2015 and 2014, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 54%, or $16.7 million, increase in general and administrative expenses was due to a $10.8 million increase in business development expenses, a $3.2 million increase in employee related expenses as a result of increased incentive related items as well as increased headcount, a $1.6 million increase in legal expenses, a $653 thousand increase in software licenses, and a $388 thousand increase in outside services. Average headcount in general and administrative was 123 and 118 for the fiscal years ended March 31, 2015 and 2014, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships related to the acquisitions of ONPATH, Accanto, Simena, Replay, Psytechnics and Network General Central Corporation (Network General).
The 2%, or $81 thousand, decrease in amortization of acquired intangible assets is due to the decrease of expense recorded related to the acquisitions of Accanto and Replay.
Overall, we expect our operating margin to remain relatively consistent with historical ranges through the fiscal year ending March 31, 2016.

Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2015		2014
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(1,808)	—%	$(158)	—%	$(1,650)	(1,044)%
The 1,044%, or $1.7 million, increase in interest and other expense, net was primarily due to a $1.7 million increase in foreign currency exchange expense as well as a $172 thousand increase in expense due to loss on sale of equipment. These increases to interest and other expense, net were partially offset by a $136 thousand increase in interest income received on investments and a $105 thousand increase in other income.
Income Tax Expense
The annual effective tax rate for fiscal year 2015 is 35.6%, compared to an annual effective tax rate of 36.9% for fiscal year 2014. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. Our effective tax rate for the fiscal year ended March 31, 2015 is lower than the comparable prior year period primarily due to the generation of taxable income in the fiscal year ended March 31, 2015 within a foreign subsidiary which generated losses in the fiscal year ended March 31, 2014; and whose fiscal year 2014 losses were not benefited.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2015		2014
		% of Revenue		% of Revenue	$	%
Income tax expense	$33,773	7%	$28,750	7%	$5,023	17%

Comparison of Years Ended March 31, 2014 and 2013
Revenue
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
Total product and service revenue from direct and indirect channels are as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2014		2013
		% of Revenue		% of Revenue	$	%
Indirect	$195,484	49%	$172,136	49%	$23,348	14%
Direct	201,163	51%	178,414	51%	22,749	13%
Total revenue	$396,647	100%	$350,550	100%	$46,097	13%
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
Cost of Revenue and Gross Profit

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2014		2013		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$51,219	13%	$45,752	13%	$5,467	12%
Service	33,294	8	28,256	8	5,038	18%
Total cost of revenue	$84,513	21%	74,008	21%	10,505	14%
Gross profit:
Product $	$183,049	46%	$152,997	44%	30,052	20%
Product gross profit %	78%		77%		1%
Service $	129,085	33%	123,545	35%	5,540	4%
Service gross profit %	79%		81%		(2)%
Total gross profit $	$312,134		$276,542		$35,592	13%
Total gross profit %	79%		79%		—%
Product. The 12%, or $5.5 million, increase in cost of product revenue was primarily due to the 18%, or $35.5 million increase in product revenue for the fiscal year ended March 31, 2014 when compared to the fiscal year ended March 31, 2013. In addition, there was a $641 thousand increase in employee related expenses due to increased headcount as well as increased incentive compensation, a $189 thousand increase in depreciation expense, a $154 thousand increase in allocated overhead, and a $152 thousand increase in testing services due to new product introduction for the fiscal year ended March 31, 2014. These were partially offset by a $1.2 million decrease in amortization of intangible assets, a $453 thousand decrease in inventory fair value adjustment related to inventory recorded from the acquisition of ONPATH, and a $169 thousand decrease in obsolescence charges as we did not discontinue any product during the fiscal year ended March 31, 2014 . The product gross profit percentage increased by one percentage point to 78% during the fiscal year ended March 31, 2014 as compared to the same period in the prior year. Average headcount in cost of product revenue was 32 and 29 for the years ended March 31, 2014 and 2013, respectively.
Service. The 18%, or $5.0 million, increase in cost of service revenue was primarily due to a $3.5 million increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased share-based compensation and increased incentive compensation. In addition, there was a $889 thousand increase in cost of materials used to support customers under service contracts, a $320 thousand increase in software licenses, a $266 thousand increase in travel expenses, and a $200 thousand increase in allocated overhead. These increases were partially offset by a $348 thousand decrease in consulting expenses. The 4%, or $5.5 million, increase in service gross profit corresponds with the 7%, or $10.6 million, increase in service revenue, offset by the 18%, or $5.0 million, increase in cost of services. The service gross profit percentage decreased by two percentage point to 79% for the fiscal year ended March 31, 2014 when compared to the same period in the prior year. Average headcount in cost of service revenue was 146 and 132 for the years ended March 31, 2014 and 2013, respectively.
Gross profit. Our gross profit increased 13%, or $35.6 million. This increase is attributable to our increase in revenue of 13%, or $46.1 million, offset by a $10.5 million, or 14%, increase in cost of revenue. The gross margin percentage remained flat at 79% during the fiscal year ended March 31, 2014 when compared to the same period in the prior year.
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
Income Tax Expense
The annual effective tax rate for fiscal year 2014 was 36.9%, compared to an annual effective tax rate of 36.3% for fiscal year 2013. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. Our effective tax rate for the fiscal year ended March 31, 2014 was higher than the comparable prior year period primarily due to the exclusion of certain foreign losses for which a benefit cannot be realized, offset by decreases to the state tax rate and income generated in jurisdictions that have a lower tax rate than the statutory U.S. rate.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2014		2013		Change
		% of Revenue		% of Revenue	$	%
Income tax expense	$28,750	7%	$23,127	7%	$5,623	24%
Contractual Obligations
At March 31, 2015, we had the following contractual obligations:
Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$5,481	$5,481	$—	$—	$—
Operating lease obligations (1)	29,161	6,065	9,077	5,331	8,688
Contingent purchase consideration	4,484	—	—	4,484	—
Total contractual obligations	$39,126	$11,546	$9,077	$9,815	$8,688
At March 31, 2015, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $1.1 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. We have also excluded long-term deferred revenue of $27.0 million as such amounts will be recognized as services are provided.
The payment stream for the retirement obligation is based upon the retirement date of our chairman and CEO which is currently not determinable. At March 31, 2015, the total accrual for the retirement obligation was $1.6 million.

(1)	We lease facilities and certain equipment under operating lease agreements extending through September 2023 for a total of $29.2 million.

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
We have one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At March 31, 2015, the fair value of the future consideration was $4.5 million.
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

Liquidity and Capital Resources
Substantially all of our cash, cash equivalents and marketable securities are located in the United States. Cash, cash equivalents, and marketable securities consist of the following:

	At March 31, (Dollars in Thousands)
	2015	2014	2013
Cash and cash equivalents	$104,893	$102,076	$99,930
Short-term marketable securities	101,392	75,234	37,338
Long-term marketable securities	58,572	41,484	16,823
Cash, cash equivalents and marketable securities	$264,857	$218,794	$154,091
Cash, cash equivalents and marketable securities
At March 31, 2015 cash, cash equivalents and marketable securities totaled $264.9 million, up $46.1 million from $218.8 million at March 31, 2014 due primarily to cash flow from operations of $106.9 million and $2.8 million generated from excess tax benefits from share-based compensation awards, partially offset by $51.7 million of cash used to repurchase shares of our common stock and $12.8 million of cash used for capital expenditures.
Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At March 31, 2015, cash and short-term and long-term investments in the United States was $262.9 million, while cash held offshore was approximately $2.0 million.
Cash and cash equivalents were impacted by the following:

	Fiscal Year Ending March 31, (Dollars in Thousands)
	2015	2014	2013
Net cash provided by operating activities	$106,933	$110,946	$95,412
Net cash (used in) provided by investing activities	$(56,185)	$(76,581)	$(21,742)
Net cash used in financing activities	$(48,760)	$(31,963)	$(91,004)
Net cash provided by operating activities.
Fiscal year 2015 compared to fiscal year 2014
Cash provided by operating activities was $106.9 million during the fiscal year ended March 31, 2015, compared to $110.9 million of cash provided by operating activities in the fiscal year ended March 31, 2014. This $4.0 million decrease was due in part to accounts receivable, which had a $35.3 million unfavorable impact in the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014. Accounts receivable days sales outstanding was 61 days at March 31, 2015 compared to 47 days at March 31, 2014. In addition, there was a $2.5 million decrease from deferred income taxes, and a $1.4 million decrease from income taxes payable. These decreases were offset by a $12.1 million increase in profitability. In addition, there was a $6.5 million increase from accrued compensation and other expenses during the fiscal year ended March 31, 2015 when compared to the fiscal year ended March 31, 2014 largely due to the timing of accruals and payments for accruals related to legal and accounting related expenses at March 31, 2015. The increase in cash provided by operating activities was also due to a $6.3 million decrease from a change in inventory balances, a $3.8 million favorable impact from deferred revenue due to increased sales of maintenance and services delivered over time, a $3.7 million increase from share-based compensation, a $1.4 million increase from depreciation and amortization, and a $672 thousand increase from prepaid expenses and other assets.
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
Net cash used in investing activities.

	Fiscal Year Ending March 31, (Dollars in Thousands)
	2015	2014	2013
Cash used in investment activities included the following:
Purchase of marketable securities	$(133,212)	$(128,122)	$(121,133)
Proceeds from maturity of marketable securities	89,954	65,570	163,416
Purchase of fixed assets	(12,808)	(13,066)	(11,671)
Purchase of intangible assets	(174)	(1,086)	(277)
Acquisition of businesses, net of cash acquired	—	—	(51,273)
Increase in deposits	55	123	(804)
	$(56,185)	$(76,581)	$(21,742)
Cash used in investing activities decreased by $20.4 million to $56.2 million during the fiscal year ended March 31, 2015, compared to $76.6 million of cash used in investing activities during the fiscal year ended March 31, 2014. Cash used for investing activities was $76.6 million during the fiscal year ended March 31, 2014, compared to $21.7 million of cash provided by investing activities during the fiscal year ended March 31, 2013.
During the fiscal year ended March 31, 2013, we paid $51.3 million for acquisitions.
Net cash outflows relating to the purchase and sales of marketable securities was down $19.3 million during the fiscal year ended March 31, 2015 when compared to the fiscal year ended March 31, 2014 relating to the amount of investments held at each balance sheet date. Net inflow relating to the purchase and sales of marketable securities was down $104.8 million during the fiscal year ended March 31, 2014 when compared to the fiscal year ended March 31, 2013 as we invested our operating cash flow in securities as opposed to funding acquisitions. In addition, during the fiscal year ended March 31, 2013, redemptions by the issuers for our remaining auction rate securities totaling $19.3 million were settled. As a result of the settlements, we reversed the remaining valuation reserve of $190 thousand. We held no investments in auction rate securities at March 31, 2015, 2014 and 2013.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2016.
Purchases of intangible assets decreased by $912 thousand during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2014, we acquired certain rights to Accanto software for $500 thousand not previously purchased as part of the acquisition transaction in fiscal year 2013. In addition, during the fiscal year ended March 31, 2014 we made an agreement to acquire a technology license for $300 thousand.

Net cash used in financing activities.

	Fiscal Year Ending March 31, (Dollars in Thousands)
	2015	2014	2013
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$140	$812	$575
Payment of contingent consideration	—	(841)	(4,038)
Treasury stock repurchases	(51,714)	(34,322)	(27,448)
Repayment of long-term debt	—	—	(62,000)
Excess tax benefit from share-based compensation awards	2,814	2,388	1,907
	$(48,760)	$(31,963)	$(91,004)
Cash used in financing activities was up $16.8 million to $48.8 million during the fiscal year ended March 31, 2015, compared to $32.0 million of cash used in financing activities during the fiscal year ended March 31, 2014.
During the fiscal year ended March 31, 2013, we paid down our outstanding credit facility in the amount of $62.0 million. At March 31, 2015, 2014 and 2013, there were no amounts outstanding under this credit facility.
During the fiscal years ended March 31, 2014 and 2013, we paid $841 thousand and $4.0 million, respectively, related to the contingent purchase consideration related to the acquisition of Simena. For additional information with respect to the contingent purchase consideration, see Note 17 in the Notes to the Consolidated Financial Statements of this Form 10-K.
On September 17, 2001, we announced an open market stock repurchase program to purchase up to one million shares of our outstanding common stock, subject to market conditions and other factors. Any purchases under this stock repurchase program may be made from time to time without prior notice. On July 26, 2006, we announced that we had expanded the existing open market stock repurchase program to enable us to purchase up to an additional three million shares of our outstanding common stock, bringing the total number of shares authorized for repurchase to four million shares. Through March 31, 2015, we had repurchased a total of 4,000,000 shares of common stock through this open market stock repurchase program. We repurchased 243,300 shares for $9.4 million, 1,000,407 shares for $28.8 million and 999,499 shares for $23.5 million under this program during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. At March 31, 2015, all authorized shares under this stock repurchase program have been repurchased.
On April 22, 2014, Netscout's Board of Directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through March 31, 2015, we repurchased 756,700 shares totaling $31.5 million in the open market under this stock repurchase plan. At March 31, 2015, $68.5 million of common stock remained to be purchased under the plan. Future repurchases of shares will reduce our cash balances.
In addition, in connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 247,568 shares for $10.8 million, 216,198 for $5.5 million and 169,531 shares for $3.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
We generated $2.8 million, $2.4 million and $1.9 million during the fiscal years ended March 31, 2015, 2014 and 2013, respectively, of excess tax benefits from share-based compensation awards.
Credit Facility
On November 22, 2011, we entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016 and is secured by substantially all of our assets. At March 31, 2015, there were no amounts outstanding under the credit facility. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. At March 31, 2015, we were in compliance with all of these covenants.

Expectations for Fiscal Year 2016
NetScout's Liquidity and Capital Resources Prior to the Contemplated Acquisition of Danaher's Communications Business
We believe that our cash balances, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In addition, we expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions. Capital expenditures in our fiscal year 2016 are currently anticipated to be in line with previous years’ amounts.
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
NetScout's Liquidity and Capital Resources After the Contemplated Acquisition of Danaher's Communications Business
Following the consummation of the contemplated transactions, we expect cash from operating activities to be in the range of $200.0 million to $250.0 million during the first year of the combined operations. Due to the low capital intensive nature of the combined business, we expect that capital expenditures will continue to be less than 5 percent of total combined revenue following the consummation of the transactions. We expect to incur approximately $11 million of investment banking fees. Due to the ongoing nature of the integration planning, there is no estimate of costs associated with achieving any of the projected synergies or the consolidation of any operations and systems as well as professional fees associated with these activities. Additionally, as part of the Merger Agreement, the Communications Business will enter into a Transition Services Agreement with Danaher, under which Danaher will provide the Communications Business specified support services and other assistance for a limited time following the closing of the Transactions. Certain of the services covered under the Transition Services Agreement are costs that are currently included as operating costs in the Communications Business Combined Statements of Earnings, however, there is no guarantee that the Communications Business will not incur higher operating costs than those reflected in those financial statements and NetScout may incur certain costs to replace services at the end of the Transition Services Agreement.
We anticipate that our primary sources of liquidity for working capital and operating activities will be cash provided by operations as well as a financing arrangement which is being reviewed. While we have an existing Revolving Credit Agreement for $250 million that is fully available, we are reviewing alternative financing arrangements including amending the existing facility to cover the requirements of the combined company. We expect these sources of liquidity will be sufficient to fund working capital and capital expenditure requirements, including the significant one-time costs relating to the contemplated transactions.
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2015, the FASB issued an exposure draft to propose a delay of the effective date for one year, which would make the effective date for us in our first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At March 31, 2015 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2015, we had foreign currency forward contracts with notional amounts totaling $20.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2015 resulted in a liability balance of $1.7 million, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $15 thousand reflecting favorable rates in comparison to current market rates. At March 31, 2014, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2014 resulted in a liability balance of $139 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $368 thousand reflecting favorable rates in comparison to current market rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the year ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at page F-2 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions “Directors and Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “The Board of Directors and its Committees” and “Corporate Governance” in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than 120  days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption “Compensation and Other Information Concerning Directors and Executive Officers” in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions “Director Independence,” “Employment and Other Agreements” and “Transactions with Related Persons” in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included under the captions “Auditors Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Non-Audit Services” in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets at March 31, 2015 and 2014	F-3

		Consolidated Statements of Operations for the Years Ended March 31, 2015, 2014 and 2013	F-4

		Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2015, 2014 and 2013	F-5

		Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2015, 2014 and 2013	F-6

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2015, 2014 and 2013	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

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

Date: May 20, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 20, 2015
Anil K. Singhal

/S/ JEAN BUA	Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 20, 2015
Jean Bua

/S/ VICTOR A. DEMARINES	Director	May 20, 2015
Victor A. DeMarines

/S/ JOHN R. EGAN	Director	May 20, 2015
John R. Egan

/S/ JOSEPH G. HADZIMA, JR.	Director	May 20, 2015
Joseph G. Hadzima, Jr.

/S/ VINCENT J. MULLARKEY	Director	May 20, 2015
Vincent J. Mullarkey

/S/ ROBERT E. DONAHUE	Director	May 20, 2015
Robert E. Donahue

/S/ CHRISTOPHER PERRETTA	Director	May 20, 2015
Christopher Perretta

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NetScout Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2015 and March 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 20, 2015

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2015	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$104,893	$102,076
Marketable securities	101,392	75,234
Accounts receivable, net of allowance for doubtful accounts of $173 and $313 at March 31, 2015 and 2014, respectively	82,226	60,518
Inventories	12,130	12,580
Prepaid income taxes	1,393	1,012
Deferred income taxes	21,755	15,846
Prepaid expenses and other current assets	13,495	11,496
Total current assets	337,284	278,762
Fixed assets, net	23,864	23,098
Goodwill	197,445	203,446
Intangible assets, net	50,180	58,513
Long-term marketable securities	58,572	41,484
Other assets	1,704	2,460
Total assets	$669,049	$607,763
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,077	$11,541
Accrued compensation	36,553	34,901
Accrued other	14,474	6,430
Income taxes payable	107	791
Deferred revenue	123,422	109,301
Total current liabilities	187,633	162,964
Other long-term liabilities	1,995	2,370
Deferred tax liability	10,639	2,757
Accrued long-term retirement benefits	1,587	1,581
Long-term deferred revenue	26,961	24,639
Contingent liabilities, net of current portion	4,484	4,291
Total liabilities	233,299	198,602
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2015 and 2014	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 50,812,548 and 49,922,959 shares issued and 40,807,805 and 41,165,784 shares outstanding at March 31, 2015 and 2014, respectively	51	50
Additional paid-in capital	298,101	273,574
Accumulated other comprehensive (loss) income	(4,645)	2,772
Treasury stock at cost, 10,004,743 and 8,757,175 shares at March 31, 2015 and 2014, respectively	(169,516)	(117,802)
Retained earnings	311,759	250,567
Total stockholders’ equity	435,750	409,161
Total liabilities and stockholders’ equity	$669,049	$607,763

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2015	2014	2013
Revenue:
Product	$272,895	$234,268	$198,749
Service	180,774	162,379	151,801
Total revenue	453,669	396,647	350,550
Cost of revenue:
Product	59,037	51,219	45,752
Service	35,524	33,294	28,256
Total cost of revenue	94,561	84,513	74,008
Gross profit	359,108	312,134	276,542
Operating expenses:
Research and development	75,242	70,454	61,546
Sales and marketing	136,446	129,611	116,807
General and administrative	47,296	30,623	29,718
Amortization of acquired intangible assets	3,351	3,432	2,877
Restructuring charges	—	—	1,065
Total operating expenses	262,335	234,120	212,013
Income from operations	96,773	78,014	64,529
Interest and other expense, net:
Interest income	445	309	508
Interest expense	(773)	(768)	(1,291)
Other (expense) income, net	(1,480)	301	(10)
Total interest and other expense, net	(1,808)	(158)	(793)
Income before income tax expense	94,965	77,856	63,736
Income tax expense	33,773	28,750	23,127
Net income	$61,192	$49,106	$40,609
Basic net income per share	$1.49	$1.19	$0.97
Diluted net income per share	$1.47	$1.17	$0.96
Weighted average common shares outstanding used in computing:
Net income per share—basic	41,105	41,366	41,665
Net income per share—diluted	41,637	41,955	42,322
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended March 31,
	2015	2014	2013
Net income	$61,192	$49,106	$40,609
Other comprehensive (loss) income:
Cumulative translation adjustments	(6,311)	1,887	460
Changes in market value of investments:
Changes in unrealized (losses) gains, net of taxes of $0, $0 and $73	(12)	5	109
Total net change in market value of investments	(12)	5	109
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($1,113), $33 and ($146)	(1,937)	62	(258)
Reclassification adjustment for net gains included in net income, net of taxes of $497, $62 and $91	843	147	148
Total net change in market value of derivatives	(1,094)	209	(110)
Other comprehensive (loss) income	(7,417)	2,101	459
Total comprehensive income	$53,775	$51,207	$41,068
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2012	48,185,731	$48	$237,289	$212	6,371,540	$(56,032)	$160,852	$342,369

Net Income							40,609	40,609
Unrealized net investment gains				109				109
Unrealized net losses on derivative financial instruments				(110)				(110)
Cumulative translation adjustments				460				460
Issuance of common stock pursuant to exercise of options	86,892	—	574					574
Issuance of common stock pursuant to vesting of restricted stock units	549,932	1						1
Stock-based compensation expense for restricted stock units granted to employees			8,887					8,887
Issuance of common stock under employee stock purchase plan	184,936		4,545					4,545
Repurchase of treasury stock					1,169,030	(27,448)		(27,448)
Tax benefits of disqualifying dispositions of incentive stock options			1,907					1,907
Balance, March 31, 2013	49,007,491	49	253,202	671	7,540,570	(83,480)	201,461	371,903

Net Income							49,106	49,106
Unrealized net investment gains				5				5
Unrealized net gains on derivative financial instruments				209				209
Cumulative translation adjustments				1,887				1,887
Issuance of common stock pursuant to exercise of options	117,650	—	811					811
Issuance of common stock pursuant to vesting of restricted stock units	635,254	1						1
Stock-based compensation expense for restricted stock units granted to employees			12,178					12,178
Issuance of common stock under employee stock purchase plan	162,564		4,995					4,995
Repurchase of treasury stock					1,216,605	(34,322)		(34,322)
Tax benefits of disqualifying dispositions of incentive stock options			2,388					2,388
Balance, March 31, 2014	49,922,959	50	273,574	2,772	8,757,175	(117,802)	250,567	409,161

Net Income							61,192	61,192
Unrealized net investment losses				(12)				(12)
Unrealized net losses on derivative financial instruments				(1,094)				(1,094)
Cumulative translation adjustments				(6,311)				(6,311)
Issuance of common stock pursuant to exercise of options	23,850	—	139					139
Issuance of common stock pursuant to vesting of restricted stock units	728,239	1						1
Stock-based compensation expense for restricted stock units granted to employees			15,685					15,685
Issuance of common stock under employee stock purchase plan	137,500		5,889					5,889
Repurchase of treasury stock					1,247,568	(51,714)		(51,714)
Tax benefits of disqualifying dispositions of incentive stock options			2,814					2,814
Balance, March 31, 2015	50,812,548	$51	$298,101	$(4,645)	10,004,743	$(169,516)	$311,759	$435,750

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$61,192	$49,106	$40,609
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	19,709	18,260	17,464
Loss on disposal of fixed assets	300	39	104
Deal related compensation expense and accretion charges	153	151	263
Share-based compensation expense associated with equity awards	16,580	12,930	9,591
Net change in fair value of contingent and contractual liabilities	(10)	(303)	466
Deferred income taxes	2,736	5,214	3,909
Other gains	168	(86)	(3)
Changes in assets and liabilities
Accounts receivable	(21,801)	13,451	82
Inventories	(499)	(6,798)	1,433
Prepaid expenses and other assets	(2,169)	(2,841)	5,391
Accounts payable	1,355	1,498	(2,345)
Accrued compensation and other expenses	13,233	6,734	10,739
Income taxes payable	(684)	677	114
Deferred revenue	16,670	12,914	7,595
Net cash provided by operating activities	106,933	110,946	95,412
Cash flows from investing activities:
Purchase of marketable securities	(133,212)	(128,122)	(121,133)
Proceeds from maturity of marketable securities	89,954	65,570	163,416
Purchase of fixed assets	(12,808)	(13,066)	(11,671)
Purchase of intangible assets	(174)	(1,086)	(277)
Acquisition of businesses, net of cash acquired	—	—	(51,273)
Decrease (increase) in deposits	55	123	(804)
Net cash used in investing activities	(56,185)	(76,581)	(21,742)
Cash flows from financing activities:
Issuance of common stock under stock plans	140	812	575
Payment of contingent consideration	—	(841)	(4,038)
Treasury stock repurchases	(51,714)	(34,322)	(27,448)
Repayment of long-term debt	—	—	(62,000)
Excess tax benefit from share-based compensation awards	2,814	2,388	1,907
Net cash used in financing activities	(48,760)	(31,963)	(91,004)
Effect of exchange rate changes on cash and cash equivalents	829	(256)	9
Net increase (decrease) in cash and cash equivalents	2,817	2,146	(17,325)
Cash and cash equivalents, beginning of year	102,076	99,930	117,255
Cash and cash equivalents, end of year	$104,893	$102,076	$99,930
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$325
Cash paid for income taxes	$29,233	$21,456	$13,326
Non-cash transactions:
Transfers of inventory to fixed assets	$940	$1,781	$583
Additions to property, plant and equipment included in accounts payable	$(187)	$124	$154
Gross (decrease) in contractual liability relating to fair value adjustment	$(49)	$(197)	$(184)
Gross increase (decrease) in contingent consideration liability relating to fair value adjustment	$40	$(106)	$650
Issuance of common stock under employee stock purchase plans	$5,889	$4,995	$4,545
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – NATURE OF BUSINESS
NetScout Systems, Inc., or NetScout or the Company, is an industry leader for advanced network, application and service assurance solutions, providing high-quality performance analytics that help enterprise, government and service provider customers proactively manage service delivery and identify emerging performance problems. Our offerings help customers around the world quickly resolve technology issues that cause business disruptions or negatively impact the user experience. We design, develop, manufacture, market, license, sell and support these products in integrated hardware and software solutions that are used by commercial enterprises, large governmental agencies and telecommunication service providers in some of the world’s largest, most demanding and complex internet protocol (IP) based service delivery environments. NetScout has a single operating segment and substantially all of its identifiable assets are located in the United States.
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
At March 31, 2015 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions.
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
The Company’s products are distributed through its direct sales force and indirect distribution channels through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-in basis; that is, when NetScout delivers the product to the reseller. The Company records consideration given to a reseller as a reduction of revenue to the extent the Company has recorded revenue from the reseller. The Company does not offer contractual rights of return, stock balancing, or price protection to its resellers, and actual product returns from them have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from the resellers. As a result, the Company does not maintain reserves for reseller product returns.

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
Uncollected Deferred Product Revenue
Because of NetScout’s revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $2.0 million and $9.0 million at March 31, 2015 and 2014, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2015, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2014, one direct customer accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the fiscal year ended March 31, 2015, two direct customers accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2014, one direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2013, no direct customer or indirect channel partner accounted for more than 10% of total revenue. Historically, the Company has not experienced any significant failure of its customers to meet their payment obligations nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company’s assumptions are incorrect, there could be an adverse impact on its allowance for doubtful accounts.
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
The Company performed the qualitative Step 0 assessment on its Unified Service Delivery reporting unit.  In performing the qualitative Step 0 assessment, the Company considered certain events and circumstances specific to the entity at the reporting unit level, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No indicators of impairment were noted at January 31, 2015.
The Company performed the quantitative Step 1 assessment on its Test Optimization reporting unit. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value.  The Company estimates the fair values of its reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of the Test Optimization reporting unit was approximately 120 percent greater than its carrying value as of January 31, 2015.
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
NetScout amortizes acquired intangible assets over their estimated useful lives, except for an acquired tradename which has an indefinite life and thus, is not amortized. The carrying value of the indefinite lived tradename is evaluated annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test of the indefinite lived intangible at January 31, 2015 using the qualitative Step 0 assessment described above, which largely mirrors the Unified Service Delivery goodwill impairment assessment, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were identified at January 31, 2015.
The Company acquired two companies during the three year period ended March 31, 2015. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets the Company uses a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. The Company is also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and risk adjusted rate of return for a market participant purchasing those relationships.
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
Typically for accounting purposes, these R&D investments have not been capitalized because of the development methodology employed. The developments are added individually to the core code over a shorter period of time but marketed as a release once all portions are complete.
Amortization included as cost of product revenue was $0 thousand, $0 thousand and $51 thousand for the years ended March 31, 2015, 2014, and 2013, respectively. The Company did not capitalize any software development costs in the years ended March 31, 2015 and 2014.
Derivative Financial Instruments
Under authoritative guidance for derivative instruments and hedging activities, all hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured at the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, the Company accounts for its instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts are assessed by the Company quarterly. The Company records the fair value of its derivatives in prepaid and other current assets and accrued other. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to the Company’s consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in the Company’s consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company’s consolidated statement of cash flows. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.
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
Contingent liabilities includes contingent consideration in connection with the Company’s acquisitions and contingent contractual non-compliance liability. Contingent consideration represents earnout payments in connection with the Company’s acquisitions and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The Company discounts the contingent purchase consideration to present value using a risk adjusted interest rate at each reporting period. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.
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
The Company had a foreign currency loss of $1.4 million, a gain of $315 thousand and a gain of $3 thousand for the years ended March 31, 2015, 2014 and 2013, respectively, and are included in other (income) expense, net.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $3.1 million, $2.4 million and $1.1 million for the years ended March 31, 2015, 2014 and 2013, respectively.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities and restricted investments, unrealized gain (loss) on hedge contracts and foreign currency translation adjustments.
Income Taxes
NetScout accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the effect of any net operating loss and tax credit carryforwards. Income tax expense is comprised of the current tax liability or benefit and the change in deferred tax assets and liabilities. We evaluate the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. We weigh objective and verifiable evidence more heavily in this analysis. In

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

situations where we conclude that we do not have sufficient objective and verifiable evidence to support the realizability of the asset, we create a valuation allowance against it.
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2015, the FASB issued an exposure draft to propose a delay of the effective date for one year, which would make the effective date for the Company in its first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2015 and 2014.
The following is a summary of marketable securities held by NetScout at March 31, 2015 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$88,651	$3	$88,654
Commercial paper	5,093	2	5,095
Corporate bonds	7,644	(1)	7,643
Total short-term marketable securities	101,388	4	101,392
U.S. government and municipal obligations	56,683	8	56,691
Corporate bonds	1,880	1	1,881
Total long-term marketable securities	58,563	9	58,572
Total marketable securities	$159,951	$13	$159,964

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2014, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$53,854	$26	$53,880
Commercial paper	14,581	—	14,581
Corporate bonds	6,772	1	6,773
Total short-term marketable securities	75,207	27	75,234
U.S. government and municipal obligations	37,875	2	37,877
Corporate bonds	3,611	(4)	3,607
Total long-term marketable securities	41,486	(2)	41,484
Total marketable securities	$116,693	$25	$116,718
Contractual maturities of the Company’s marketable securities held at March 31, 2015 and March 31, 2014 were as follows (in thousands):

	March 31, 2015	March 31, 2014
Available-for-sale securities:
Due in 1 year or less	$101,392	$75,234
Due after 1 year through 5 years	58,572	41,484
	$159,964	$116,718

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2015 and 2014 (in thousands).

	Fair Value Measurements at
	March 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$104,893	$—	$—	$104,893
U.S. government and municipal obligations	46,564	98,781	—	145,345
Commercial paper	—	5,095	—	5,095
Corporate bonds	9,524	—	—	9,524
Derivative financial instruments	—	15	—	15
	$160,981	$103,891	$—	$264,872
LIABILITIES:
Contingent consideration	$—	$—	$(4,484)	$(4,484)
Derivative financial instruments	—	(1,664)	—	(1,664)
	$—	$(1,664)	$(4,484)	$(6,148)

	Fair Value Measurements at
	March 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$82,079	$19,997	$—	$102,076
U.S. government and municipal obligations	21,992	69,765	—	91,757
Commercial paper	—	14,581	—	14,581
Corporate bonds	10,380	—	—	10,380
Derivative financial instruments	—	368	—	368
	$114,451	$104,711	$—	$219,162
LIABILITIES:
Contingent consideration	$—	$—	$(4,291)	$(4,291)
Contingent contractual non-compliance liability	—	—	(49)	(49)
Derivative financial instruments	—	(139)	—	(139)
	$—	$(139)	$(4,340)	$(4,479)

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
The Company’s contingent purchase consideration at March 31, 2015 and 2014 was classified as Level 3 in the fair value hierarchy. The contingent contractual non-compliance liability was also classified as Level 3 at March 31, 2014. At March 31, 2015, the contingent non-compliance liability has been reduced to zero as NetScout has either settled those liabilities or believes that because of the passage of time that the probability of a future negative settlement is essentially zero. The liabilities are classified as Level 3 because the estimate of future payment scenarios is based on assumptions developed by management.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2015 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at March 31, 2014	$(4,291)	$(49)
(Increase) / decrease in fair value and accretion expense (included within research and development expense)	(193)	49
Balance at March 31, 2015	$(4,484)	$—

The Company has updated the probabilities used in the fair value calculation of the contingent liabilities at March 31, 2015 which reduced the net liability by $9 thousand and is included as part of earnings for the fiscal year ended March 31, 2015. Key assumptions include a 3.3% discount rate, and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability. Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the fiscal year ended March 31, 2015 was $153 thousand and was included as part of earnings.
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
The Company had updated the probabilities used in the fair value calculation of the contingent liabilities at March 31, 2014, which reduced the liability by $303 thousand and is included as part of earnings for the fiscal year ended March 31, 2014. The fair value of the contingent purchase consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 3.3% discount rate, a stay period of two or three years and a percent weighted-probability of the settlement of the contingent contractual non-compliance liability.  Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the fiscal year ended March 31, 2014 was $151 thousand and was included as part of earnings.

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	March 31,
	2015	2014
Raw materials	$6,134	$6,025
Work in process	17	161
Finished goods	5,979	6,394
	$12,130	$12,580
NOTE 6 – FIXED ASSETS
Fixed assets consist of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2015	2014
Furniture and fixtures	3-7	$3,739	$3,693
Computer equipment and internal use software	3-5	69,259	62,045
Demonstration and spare part units	2	12,092	10,755
Leasehold improvements (1)	up to 12	14,709	13,141
		99,799	89,634
Less – accumulated depreciation		(75,935)	(66,536)
		$23,864	$23,098
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $12.6 million, $11.4 million and $9.8 million for the years ended March 31, 2015, 2014 and 2013, respectively.
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
ONPATH
On October 31, 2012, the Company acquired ONPATH Technologies, Inc. (ONPATH), an established provider of scalable packet flow switching technology for high-performance networks for the aggregation and distribution of network traffic for data, voice, video testing, monitoring, performance management and cybersecurity deployments for $41.0 million in cash.
Accanto
On July 20, 2012, the Company acquired certain assets, technology and employees of Accanto Systems, S.r.l. (Accanto), a supplier of service assurance solutions for telecommunication service providers which enables carriers to monitor and manage the delivery of voice services over converged, next generation telecom architectures for $15.0 million in cash.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and ONPATH and Accanto for the year ended March 31, 2013 giving effect to the mergers as if they occurred on April 1, 2012 (in thousands, except per share data):

Year Ended March 31, (unaudited)
2013
Pro forma revenue	$361,086
Pro forma net income	$34,589
Pro forma income per share:
Basic	$0.83
Diluted	$0.82
Pro forma shares outstanding
Basic	41,665
Diluted	42,322
The pro forma results for the years ended March 31, 2013 and 2012 primarily include adjustments for amortization of intangible assets. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Optimization. At March 31, 2015 and March 31, 2014, goodwill attributable to the Unified Service Delivery reporting unit was $195.0 million and $201.0 million, respectively. Goodwill attributable to the Test Optimization reporting unit was $2.4 million at March 31, 2015 and March 31, 2014. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2015. No indicators of impairment were noted at that time. Additionally, the market capitalization of the Company as a whole significantly exceeded its carrying value.
The change in the carrying amount of goodwill for the fiscal year ended March 31, 2015 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded currencies other than the U.S. Dollar. The changes in the carrying amounts of goodwill for the fiscal year ended March 31, 2014 are due to the impact of foreign currency translation adjustments related to asset balances that are recorded currencies other than the U.S. Dollar.

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2015 and 2014 are as follows (in thousands):

Balance at March 31, 2013	$202,453
Purchase accounting adjustments	(665)
Foreign currency translation impact	1,658
Balance at March 31, 2014	$203,446
Foreign currency translation impact	(6,001)
Balance at March 31, 2015	$197,445

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible Assets
The net carrying amounts of intangible assets were $50.2 million and $58.5 million at March 31, 2015 and 2014, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the fiscal year ended March 31, 2014, the Company acquired certain rights to Accanto software not previously purchased as part of the acquisition transaction in fiscal year 2013 for $500 thousand.  This amount is included within developed technology and is being amortized using the economic benefit method over a useful life of 6.3 years.
During the fiscal year ended March 31, 2014, the Company acquired a certain technology license for $300 thousand. This amount is included within developed technology and is being amortized using the economic benefit method over a useful life of 3.0 years.
The Company completed its annual impairment test of the indefinite lived intangible at January 31, 2015, using the qualitative Step 0 assessment described above which largely mirrors the Unified Service Delivery goodwill impairment assessment, as the tradenames apply to a majority of the products and branding within that reporting unit. No impairment indicators were observed at January 31, 2015. As such the Company concluded the indefinite lived intangible was not impaired.
Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2015 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$30,865	$(25,561)	$5,304
Customer relationships	38,498	(16,935)	21,563
Distributor relationships	1,585	(711)	874
Core technology	7,118	(3,660)	3,458
Non-compete agreements	280	(280)	—
Other	943	(562)	381
	$79,289	$(47,709)	$31,580
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
Amortization of software and core technology included as cost of product revenue was $3.6 million, $3.3 million and $4.5 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Amortization of other intangible assets included as operating expense was $3.5 million, $3.6 million and $3.1 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is the expected future amortization expense at March 31, 2015 for the years ended March 31 (in thousands):

2016	$6,269
2017	5,716
2018	4,891
2019	3,981
2020	3,500
Thereafter	7,223
Total	$31,580

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at March 31, 2015 and 2014 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Derivatives Designated as Hedging Instruments:
Forward contracts	$20,203	$17,483	$15	$368	$1,664	$139

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations at March 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2015	2014	Location	2015	2014	Location	2015	2014
Forward contracts	$(3,050)	$95	Research and development	$217	$(373)	Research and development	$193	$245
			Sales and marketing	1,123	164	Sales and marketing	25	1
	$(3,050)	$95		$1,340	$(209)		$218	$246

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

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
The following table provides a summary of the activity related to these restructuring plans and the related liability included as accrued compensation on the Company’s consolidated balance sheet (in thousands):

Employee Severance
Balance at March 31, 2013	$910
Other adjustments	(49)
Cash payments	(790)
Balance at March 31, 2014	$71
Cash payments	(71)
Balance at March 31, 2015	$—

NOTE 11 – LONG-TERM DEBT
On November 22, 2011, the Company entered into a credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility under the Credit Agreement matures on November 21, 2016. At March 31, 2015, there were no amounts outstanding under this credit facility.
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
The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. At March 31, 2015, the Company was in compliance with all of these covenants.

NOTE 12 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Year Ended March 31,
	2015	2014	2013
Numerator:
Net income	$61,192	$49,106	$40,609
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	41,105	41,366	41,665
Dilutive common equivalent shares:
Weighted average stock options	9	54	122
Weighted average restricted stock units	523	535	535
Denominator for diluted net income per share - weighted average shares outstanding	41,637	41,955	42,322
Net income per share:
Basic net income per share	$1.49	$1.19	$0.97
Diluted net income per share	$1.47	$1.17	$0.96

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Year Ended March 31,
	2015	2014	2013
Restricted stock units	14	—	41
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

NOTE 13 – TREASURY STOCK
Under an open market stock repurchase program, subject to market conditions and other factors, the Company had the option to purchase up to four million shares of the Company's outstanding common stock. The Company repurchased 243,300 shares for $9.4 million, 1,000,407 shares for $28.8 million and 999,499 shares for $23.5 million under the program during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. As of March 31, 2015, the Company had repurchased all authorized shares under this stock repurchase program.
On April 22, 2014, the Company's board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through March 31, 2015, the company has repurchased 756,700 shares totaling $31.5 million in the open market under this stock repurchase plan. At March 31, 2015, $68.5 million of common stock remained available to be purchased under the plan.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 247,568 shares for $10.8 million, 216,198 shares for $5.5 million and 169,531 shares for $3.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 of each year. During the fiscal year ended March 31, 2015, employees purchased 137,500 shares under the ESPP with a weighted average purchase price per share of $42.82. At March 31, 2015, 2,015,000 shares were available for future issuance under the ESPP.
1999 Stock Option and Incentive Plan
In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (1999 Stock Option Plan). The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. At March 31, 2015, no options to purchase shares of common stock were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.
2007 Equity Incentive Plan
In September 2007, the 2007 Equity Incentive Plan (2007 Plan), replaced the 1999 Stock Option Plan. The 2007 Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. On September 7, 2011, the Company’s stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (the Amended 2007 Plan) to increase the shares of common stock reserved for issuance by 8,000,000 shares. A total of 13,000,000 shares are reserved for issuance under the Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Shares withheld to cover tax liabilities of restricted stock unit grants will be restored to the available reserve on the 2 for 1 amount. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan on or after March 31, 2011. At March 31, 2015, an aggregate of 1,929,315 equity awards were outstanding under the Amended 2007 Plan.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its directors, 2% for awards granted to its senior executives, and 5% granted to all remaining employees during the fiscal year ended March 31, 2015. During the fiscal years ended March 31, 2014 and 2013, the Company assumed an annualized forfeiture rate of 0% for awards granted to its directors, and an annualized forfeiture rate of 10% for awards granted to its senior executives and remaining employees during fiscal years.
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Year Ended March 31,
	2015	2014	2013
Cost of product revenue	$338	$228	$235
Cost of service revenue	1,194	741	342
Research and development	5,505	4,361	2,944
Sales and marketing	4,841	3,791	3,035
General and administrative	4,702	3,809	3,024
	$16,580	$12,930	$9,580

Transactions under the 1999 Stock Option Plan and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2015, 2014 and 2013 are summarized in the table below. The Company has revised the weighted average fair values, the aggregate intrinsic value of options exercised and the aggregated fair values of restricted stock units vested for fiscal years 2013 and 2014. These revisions correct immaterial errors identified within those tables.

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2012	240,892	$6.63	1,755,325	$13.33
Granted	—	—	764,893	24.15
Exercised (Options)/Issued (RSU’s)	(86,892)	6.62	(549,932)	13.76
Canceled	0	0.00	(99,460)	16.85
Outstanding – March 31, 2013	154,000	$6.63	1,870,826	$18.09
Granted	—	—	602,359	25.75
Exercised (Options)/Issued (RSU’s)	(117,650)	6.91	(635,254)	17.14
Canceled	(5,000)	3.76	(99,632)	17.61
Outstanding – March 31, 2014	31,350	$5.87	1,738,299	$21.11
Granted	—	—	1,009,770	36.92
Exercised (Options)/Issued (RSU’s)	(23,850)	5.87	(728,239)	18.97
Canceled	(7,500)	5.87	(90,515)	21.44
Outstanding – March 31, 2015	—	$—	1,929,315	$30.18
At March 31, 2015, there were 5,682,319 shares of common stock available for grant under the 2007 Plan.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)
NOTE 14 – STOCK PLANS (Continued)

The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2007 Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Total intrinsic value of stock options exercised	$800	$2,375	$1,564
Total fair value of restricted stock unit awards vested	$31,651	$16,104	$12,814
At March 31, 2015, there was no unrecognized compensation cost related to stock options.
At March 31, 2015, the total unrecognized compensation cost related to restricted stock unit awards was $49.4 million, which is expected to be amortized over a weighted-average period of 2.0 years.

NOTE 15 – RETIREMENT PLAN
In 1996, NetScout established an employee savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. NetScout matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $2.6 million, $2.5 million and $1.9 million to the plan for the years ended March 31, 2015, 2014 and 2013, respectively.
NOTE 16 – INCOME TAXES
Income before income tax expense consisted of the following (in thousands):

	Year Ended March 31,
	2015	2014	2013
Domestic	$93,447	$80,515	$66,735
Foreign	1,518	(2,659)	(2,999)
	$94,965	$77,856	$63,736
The components of the income tax expense are as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Current income tax expense:
Federal	$25,927	$20,123	$15,826
State	3,825	2,260	2,266
Foreign	1,307	1,174	1,035
	31,059	23,557	19,127
Deferred income tax expense (benefit):
Federal	2,836	5,347	5,161
State	17	96	320
Foreign	(139)	(250)	(1,481)
	2,714	5,193	4,000
	$33,773	$28,750	$23,127

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – INCOME TAXES (Continued)

The income tax expense computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year Ended March 31,
	2015	2014	2013
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.2	2.8	3.6
Research and development tax credits	(1.4)	(1.9)	(2.1)
Tax rate differential of foreign operations	0.1	0.2	0.7
Domestic production activities deduction	(2.9)	(2.7)	(2.9)
Change in valuation allowance	0.4	2.0	0.4
Transaction costs	—	—	0.7
Other	1.2	1.5	0.9
	35.6%	36.9%	36.3%

The components of net deferred tax assets are as follows (in thousands):

	Year Ended March 31,
	2015	2014
Assets:
Accrued expenses	$3,730	$3,954
Depreciation	(732)	140
Deferred revenue	9,054	8,873
Reserves	1,651	1,006
Net operating loss carryforwards	19,214	23,730
Tax credit carryforwards	3,838	3,628
Share-based compensation	2,660	2,125
Transaction related costs	4,001	—
Other	808	233
	44,224	43,689
Liabilities:
Intangible assets	(29,202)	(25,659)
Valuation allowance	(3,906)	(4,941)
	$11,116	$13,089
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – INCOME TAXES (Continued)

At March 31, 2015, undistributed earnings of non-U.S. subsidiaries totaled $21.3 million. No provision for U.S. income and foreign withholding taxes has been made for these permanently invested foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, they would be included in the Company’s U.S. taxable income. The amount of unrecognized deferred income tax liability related to these earnings is approximately $1.9 million.
At March 31, 2015, the Company had United States federal net operating loss carryforwards of $34.2 million, state net operating loss carryforwards of approximately $67.3 million and gross federal and state research and development tax carryforwards of $4.5 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2023 and extending through 2033, if not utilized. The Company also had foreign net operating loss carryforwards of approximately $19.5 million at March 31, 2015. The majority of foreign net operating losses have no expiration dates. Utilization of the U.S. net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.
The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2013, although carryforward attributes that were generated prior to 2013 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of the tax return previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. At March 31, 2015, the Company remained subject to examination in the United States for the 2013 and 2014 tax years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Balance at April 1,	$421	$370	$335
Additions based on tax positions related to the current year	45	51	35
Release of tax positions of prior years	(75)	—	—
Increase in unrecognized tax benefits as a result of a tax position taken during a prior period	647	—	—
Balance at March 31,	$1,038	$421	$370
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
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Acquisition related
The Company has one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At March 31, 2015, the present value of the future consideration was $4.5 million.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – COMMITMENTS AND CONTINGENCIES (Continued)

Leases
NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $5.9 million, $6.0 million and $5.7 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
At March 31, 2015, future non-cancelable minimum lease commitments (including office space, copiers and automobiles) are as follows (in thousands):

Year Ending March 31,
2016	$6,065
2017	4,971
2018	4,106
2019	2,738
2020	2,593
Remaining years	8,688
Total minimum lease payments	$29,161

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
Total revenue by geography is as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
United States	$348,354	$303,364	$262,020
Europe	46,253	45,837	42,884
Asia	27,685	20,646	18,107
Rest of the world	31,377	26,800	27,539
	$453,669	$396,647	$350,550
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
NOTE 19 - RELATED PARTY TRANSACTION
A member of the Company’s Board of Directors also serves as a member of the board of directors for EMC Corp. (EMC) and therefore, the Company considers sales to EMC to be a related party transaction.  The Company generated $374 thousand in revenue from EMC during the fiscal year ended March 31, 2015 in the ordinary course of business. Another member of the Company’s Board of Directors also serves as a Section 16 officer of State Street and therefore, the Company considers sales to State Street to be a related party transaction.  The Company generated $240 thousand in revenue from State Street during the fiscal year ended March 31, 2015 in the ordinary course of business.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 20 – PROPOSED ACQUISITION
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
Prior to the Mergers (as defined below) and pursuant to a Separation and Distribution Agreement (Distribution Agreement), dated as of October 12, 2014, among Danaher, Newco and the Company, Danaher will, among other things, transfer the Communications Business to Newco and, thereafter, Danaher will distribute to Danaher stockholders , either through a split-off or spin-off transaction, all of the issued and outstanding shares of Newco (the Distribution).
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
Upon consummation of the transactions contemplated by the Merger Agreement and the Distribution Agreement, the common units of Newco then outstanding will be automatically converted into 62.5 million shares of the Company’s common stock (the Company Common Stock) and will represent approximately 59.5% of the Company Common Stock on a fully-diluted basis after giving effect to the stock issuance and the issuance to Newco employees of certain NetScout restricted stock units in the Transaction. The Company’s existing equityholders will continue to hold the remaining approximately 40.5% of the Company Common Stock. The common units of Newco then outstanding could convert into more than 62.5 million shares of the Company’s common stock if the Company issues Company Common Stock in certain acquisitions prior to the First Merger (in which case such additional conversion shares shall be calculated by multiplying 1.46 by the number of shares of Company Common Stock issued in such acquisition).
The consummation of the First Merger is subject to various customary closing conditions, including, among other things (i) accuracy of Danaher’s and the Company’ representations and warranties, (ii) compliance by Danaher and the Company with certain covenants in the Merger Agreement, (iii) effectiveness of the registration statements to be filed with the Securities and Exchange Commission to register the Newco common units and the Company Common Stock to be issued to Danaher’s stockholders, (iv) approval of the Company’s stockholders of the issuance of the Company Common Stock in the First Merger, (v) completion of the transactions contemplated by the Distribution Agreement, (vi) no material adverse effect shall have occurred with respect to either the Company or the Communications Business, (vii) absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the Transaction and (xiii) receipt of certain rulings from the Internal Revenue Service.
The Merger Agreement contains certain termination rights for both the Company and Danaher and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company must pay Danaher a termination fee of $55 million. The circumstances under which the Company must pay Danaher the termination fee include, among other circumstances:
•the Merger Agreement is terminated by Danaher following a Company triggering event. A Company triggering event is defined in the Merger Agreement to include, among other things, the failure of the Company’s board of directors to recommend that the Company’s stockholders vote in favor of the issuance of the Company Common Stock in the First Merger, the withdrawal or adverse modification by the Company’s board of directors of such recommendation, or the Company’s material breach of its covenants not to solicit any alternative acquisition proposal
•if the Merger Agreement is terminated by (x) either Danaher or NetScout because the First Merger has not been consummated by October 12, 2015 or (y) by Danaher because NetScout has breached or failed to perform in any material respect any of its representations, warranties, covenants or other agreements contained in the Merger Agreement and (A) after October 12, 2014 but before such termination, an acquisition proposal shall have been made to NetScout and (B) within 9 months after such termination NetScout reaches a definitive agreement to consummate or consummates such acquisition proposal
•if the Merger Agreement is terminated by NetScout or Danaher because NetScout’s stockholders failed to approve the issuance of shares of NetScout’s common stock in the First Merger at the NetScout special meeting (including any adjournment or postponement of the NetScout special meeting) and (A) after October 12, 2014 but before such termination, an acquisition

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

proposal shall have been made to NetScout and (B) within 9 months after such termination NetScout reaches a definitive agreement to consummate or consummates such acquisition proposal

The Company has incurred $12.0 million in acquisition related costs during the fiscal year ended March 31, 2015.
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
NOTE 21 – SUBSEQUENT EVENTS
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Company's planned acquisition of Danaher Corporation's Communications Business, that will enable the Company to repurchase up to 20 million shares of its common stock. Upon it becoming effective, this new share repurchase plan would replace the Company's existing open market stock repurchase program.
NOTE 22 – QUARTERLY RESULTS OF OPERATIONS – UNAUDITED
The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2015 and 2014. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	(in thousands, except per share data)
	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013
Revenue	$119,385	$122,833	$103,599	$107,852	$112,317	$110,428	$92,097	$81,805
Gross profit	$95,997	$95,851	$82,004	$85,256	$88,032	$86,826	$72,393	$64,883
Net income	$20,854	$17,629	$11,233	$11,476	$16,676	$17,294	$9,883	$5,253
Diluted net income per share	$0.50	$0.42	$0.27	$0.27	$0.40	$0.41	$0.24	$0.12

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2013
Allowance for doubtful accounts	$226	$560	$284	$(99)	$971
Deferred tax asset valuation allowance	$3,529	$101	$165	$—	$3,795
Year ended March 31, 2014
Allowance for doubtful accounts	$971	$250	$(40)	$(868)	$313
Deferred tax asset valuation allowance	$3,795	$837	$309	$—	$4,941
Year ended March 31, 2015
Allowance for doubtful accounts	$313	$(140)	$—	$—	$173
Deferred tax asset valuation allowance	$4,941	$152	$—	$(1,187)	$3,906

S-1

NetScout Systems, Inc
Index to Exhibits

2.1
Agreement and Plan of Merger dated October 31, 2012 by and among NetScout Systems, Inc., Gold Merger Sub, Inc., OnPATH Technologies Inc., and Blueprint Ventures Management I, LLC, solely in its capacity as the representative of certain holders of OnPATH’s securities (filed as Exhibit 2.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on November 1, 2012 and incorporated herein by reference)

2.2 ***
Agreement and Plan of Merger and Reorganization dated October 12, 2014 by and among NetScout Systems, Inc., Danaher Corporation, Potomac Holding LLC, RS Merger Sub I, Inc., and RS Merger Sub II, LLC (filed as Exhibit 2.1 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on October 14, 2014 and incorporated herein by reference).

2.3 ***
Separation and Distribution Agreement dated October 12, 2014 by and among Danaher Corporation, NetScout Systems, Inc. and Potomac Holding LLC (filed as Exhibit 10.1 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on October 14, 2014 and incorporated herein by reference).

3.1, 4.1
Third Amended and Restated Certificate of Incorporation of NetScout (filed as Exhibit 3.3, 4.1 to NetScout’s Registration Statement on Form S-1, SEC File No. 333-76843, and incorporated herein by reference).

3.2, 4.2
Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibits 3.1, 4.1 to NetScout’s current Report on Form 8-K, SEC File No. 000-26251, filed on July 17, 2014 and incorporated herein by reference).

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

10.5*
Amendment No. 1, dated February 2, 2007, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, SEC File No. 000-26251, filed February 5, 2007 and incorporated herein by reference).

10.6*
Amendment No. 2, dated December 22, 2008, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, SEC File No. 000-26251, filed February 6, 2009 and incorporated herein by reference).

10.7*
Amendment No. 3, dated May 28, 2012, to Agreement Relating to Employment, by and between the Company and Anil K. Singhal (filed as Exhibit 10.3 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

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

10.10
Credit and Security Agreement, dated as of November 22, 2011, by and among NetScout Systems, Inc., KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto. (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on November 29, 2011 and incorporated herein by reference).

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

10.13
Third Amendment Agreement, dated August 10, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, SEC File No. 000-26251, filed November 9, 2010 and incorporated herein by reference).

10.14*
NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on February 14, 2012 and incorporated herein by reference) .

10.15 *
Summary of Non-Employee Director Compensation (filed as Exhibit 10.8 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, SEC File No. 000-26251, filed on January 27, 2015 and incorporated herein by reference).

10.16 *
Form of Amendment to Amended and Restated Severance Agreement for Executive Officers (filed as Exhibit 10.9 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, SEC File No. 000-26251, filed on January 27, 2015 and incorporated herein by reference).

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

***	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be supplementally provided to the SEC upon request.
†
Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing