Form 10-Q
period 2015-06-30
NETSCOUT SYSTEMS INC
filed 2015-08-06
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-26251

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 29, 2015 was 100,736,954.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,352	$104,893
Marketable securities	112,857	101,392
Accounts receivable, net of allowance for doubtful accounts of $142 and $173 at June 30, 2015 and March 31, 2015, respectively	58,496	82,226
Inventories	12,710	12,130
Prepaid income taxes	—	1,393
Deferred income taxes	21,053	21,755
Prepaid expenses and other current assets	8,425	13,495
Total current assets	307,893	337,284
Fixed assets, net	24,902	23,864
Goodwill	198,222	197,445
Intangible assets, net	48,815	50,180
Long-term marketable securities	60,303	58,572
Other assets	1,617	1,704
Total assets	$641,752	$669,049
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,203	$13,077
Accrued compensation	21,780	36,553
Accrued other	7,509	14,474
Income taxes payable	147	107
Deferred revenue	108,179	123,422
Total current liabilities	148,818	187,633
Other long-term liabilities	1,858	1,995
Deferred tax liability	10,653	10,639
Accrued long-term retirement benefits	1,589	1,587
Long-term deferred revenue	27,919	26,961
Contingent liabilities, net of current portion	4,521	4,484
Total liabilities	195,358	233,299
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2015 and March 31, 2015	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 50,834,158 and 50,812,548 shares issued and 40,752,954 and 40,807,805 shares outstanding at June 30, 2015 and March 31, 2015, respectively	51	51
Additional paid-in capital	302,456	298,101
Accumulated other comprehensive loss	(2,858)	(4,645)
Treasury stock at cost, 10,081,204 and 10,004,743 shares at June 30, 2015 and March 31, 2015, respectively	(172,683)	(169,516)
Retained earnings	319,428	311,759
Total stockholders’ equity	446,394	435,750
Total liabilities and stockholders’ equity	$641,752	$669,049
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Revenue:
Product	$53,593	$64,366
Service	47,150	43,486
Total revenue	100,743	107,852
Cost of revenue:
Product	12,498	13,766
Service	8,798	8,830
Total cost of revenue	21,296	22,596
Gross profit	79,447	85,256
Operating expenses:
Research and development	18,058	18,767
Sales and marketing	38,092	37,272
General and administrative	10,099	8,753
Amortization of acquired intangible assets	809	862
Total operating expenses	67,058	65,654
Income from operations	12,389	19,602
Interest and other income (expense), net:
Interest income	158	104
Interest expense	(192)	(194)
Other expense, net	(112)	(41)
Total interest and other expense, net	(146)	(131)
Income before income tax expense	12,243	19,471
Income tax expense	4,574	7,995
Net income	$7,669	$11,476
Basic net income per share	$0.19	$0.28
Diluted net income per share	$0.19	$0.27
Weighted average common shares outstanding used in computing:
Net income per share - basic	40,776	41,081
Net income per share - diluted	41,371	41,808
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Net income	$7,669	$11,476
Other comprehensive income:
Cumulative translation adjustments	977	(432)
Changes in market value of investments:
Changes in unrealized (losses) gains	(59)	44
Total net change in market value of investments	(59)	44
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes of $4 and $86	6	138
Reclassification adjustment for net gains (losses) included in net income, net of taxes (benefits) of $460 and ($63)	863	(106)
Total net change in market value of derivatives	869	32
Other comprehensive income (loss)	1,787	(356)
Total comprehensive income	$9,456	$11,120
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	7,669	11,476
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	4,986	4,876
Loss on disposal of fixed assets	10	—
Deal related compensation expense and accretion charges	37	38
Share-based compensation expense associated with equity awards	4,595	3,302
Net change in fair value of contingent and contractual liabilities	—	(9)
Deferred income taxes	239	1,409
Other losses	42	28
Changes in assets and liabilities
Accounts receivable	23,729	27,551
Inventories	(1,806)	612
Prepaid expenses and other assets	6,654	2,053
Accounts payable	(1,629)	(1,558)
Accrued compensation and other expenses	(20,955)	(11,594)
Income taxes payable	40	(791)
Deferred revenue	(14,321)	(9,193)
Net cash provided by operating activities	9,290	28,200
Cash flows from investing activities:
Purchase of marketable securities	(32,289)	(42,506)
Proceeds from maturity of marketable securities	19,034	13,798
Purchase of fixed assets	(3,415)	(1,865)
Purchase of intangible assets	(88)	(71)
Decrease in deposits	—	17
Net cash used in investing activities	(16,758)	(30,627)
Cash flows from financing activities:
Issuance of common stock under stock plans	—	8
Treasury stock repurchases	(3,167)	(12,187)
Excess tax benefit from share-based compensation awards	—	1,431
Net cash used in financing activities	(3,167)	(10,748)
Effect of exchange rate changes on cash and cash equivalents	94	73
Net decrease in cash and cash equivalents	(10,541)	(13,102)
Cash and cash equivalents, beginning of period	104,893	102,076
Cash and cash equivalents, end of period	$94,352	$88,974
Supplemental disclosures:
Cash paid for income taxes	$2,967	$6,142
Non-cash transactions:
Transfers of inventory to fixed assets	$1,229	$940
Additions to property, plant and equipment included in accounts payable	$245	$95
Gross decrease in contractual liability relating to fair value adjustment	$—	$(49)
Gross increase in contingent consideration liability relating to fair value adjustment	$—	$40
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU will be effective for the Company in the first quarter of its fiscal year 2019. Early adoption is not permitted. This ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2015, no direct customers accounted for more than 10% of the accounts receivable balance, while one indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2015, one direct customer accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2015, no direct customer or indirect channel partner accounted for more than 10% of the Company's total revenue. During the three months ended June 30, 2014, two direct customers accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of the Company's total revenue.
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

NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Cost of product revenue	$102	$60
Cost of service revenue	373	228
Research and development	1,490	1,026
Sales and marketing	1,403	963
General and administrative	1,227	1,025
	$4,595	$3,302
Employee Stock Purchase Plan – The Company maintains an ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through February 28th of each year.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2015 and March 31, 2015.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2015, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$99,792	$(9)	$99,783
Commercial paper	5,099	—	5,099
Corporate bonds	7,977	(2)	7,975
Total short-term marketable securities	112,868	(11)	112,857
U.S. government and municipal obligations	60,338	(35)	60,303
Total long-term marketable securities	60,338	(35)	60,303
Total marketable securities	$173,206	$(46)	$173,160

The following is a summary of marketable securities held by NetScout at March 31, 2015, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$88,651	$3	$88,654
Commercial paper	5,093	2	5,095
Corporate bonds	7,644	(1)	7,643
Total short-term marketable securities	101,388	4	101,392
U.S. government and municipal obligations	56,683	8	56,691
Corporate bonds	1,880	1	1,881
Total long-term marketable securities	58,563	9	58,572
Total marketable securities	$159,951	$13	$159,964
Contractual maturities of the Company’s marketable securities held at June 30, 2015 and March 31, 2015 were as follows (in thousands):

	June 30, 2015	March 31, 2015
Available-for-sale securities:
Due in 1 year or less	$112,857	$101,392
Due after 1 year through 5 years	60,303	58,572
	$173,160	$159,964
NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2015 and March 31, 2015 (in thousands):

	Fair Value Measurements at
	June 30, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$94,352	$—	$—	$94,352
U.S. government and municipal obligations	58,769	101,317	—	160,086
Commercial paper	—	5,099	—	5,099
Corporate bonds	7,975	—	—	7,975
Derivative financial instruments	—	97	—	97
	$161,096	$106,513	$—	$267,609
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,521)	$(4,521)
Derivative financial instruments	—	(456)	—	(456)
	$—	$(456)	$(4,521)	$(4,977)

	Fair Value Measurements at
	March 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$104,893	$—	$—	$104,893
U.S. government and municipal obligations	46,564	98,781	—	145,345
Commercial paper	—	5,095	—	5,095
Corporate bonds	9,524	—	—	9,524
Derivative financial instruments	—	15	—	15
	$160,981	$103,891	$—	$264,872
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,484)	$(4,484)
Derivative financial instruments	—	(1,664)	—	(1,664)
	$—	$(1,664)	$(4,484)	$(6,148)
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
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liability for the three months ended June 30, 2015 (in thousands):

Contingent Purchase Consideration
Balance at beginning of period	$(4,484)
Increase in fair value and accretion expense (included within research and development expense)	(37)
Balance at end of period	$(4,521)
Deal related compensation expense and accretion charges for the three months ended June 30, 2015 was $37 thousand and was included as part of earnings.

NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2015	March 31, 2015
Raw materials	$7,241	$6,134
Work in process	266	17
Finished goods	5,203	5,979
	$12,710	$12,130
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Unified Service Delivery and (2) Test Optimization. At June 30, 2015 and March 31, 2015, goodwill attributable to the Unified Service Delivery reporting unit was $195.8 million and $195.0 million, respectively. Goodwill attributable to the Test Optimization reporting unit was $2.4 million at June 30, 2015 and March 31, 2015. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the three months ended June 30, 2015 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the three months ended June 30, 2015 are as follows (in thousands):

Balance at March 31, 2015	$197,445
Foreign currency translation impact for the three months ended June 30, 2015	777
Balance at June 30, 2015	$198,222
Intangible Assets
The net carrying amounts of intangible assets were $48.8 million and $50.2 million at June 30, 2015 and March 31, 2015, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Intangible assets include an indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at June 30, 2015 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$31,005	$(26,150)	$4,855
Customer relationships	38,538	(17,691)	20,847
Distributor relationships	1,640	(804)	836
Core technology	7,177	(3,930)	3,247
Non-compete agreements	289	(289)	—
Other	1,031	(601)	430
	$79,680	$(49,465)	$30,215

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
Amortization of software and core technology included as cost of product revenue was $758 thousand and $934 thousand for the three months ended June 30, 2015 and 2014, respectively. Amortization of other intangible assets included as operating expense was $847 thousand and $901 thousand for the three months ended June 30, 2015 and 2014, respectively.
The following is the expected future amortization expense at June 30, 2015 for the years ending March 31 (in thousands):

2016 (remaining nine months)	$4,864
2017	5,726
2018	4,901
2019	3,991
2020	3,510
Thereafter	7,223
$30,215
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2015 and March 31, 2015 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015
Derivatives Designated as Hedging Instruments:
Forward contracts	$19,014	$20,203	$97	$15	$456	$1,664

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	June 30, 2015	June 30, 2014	Location	June 30, 2015	June 30, 2014	Location	June 30, 2015	June 30, 2014
Forward contracts	$10	$(224)	Research and development	$47	$10	Research and development	$34	$63
			Sales and marketing	1,276	159	Sales and marketing	(14)	4
	$10	$(224)		$1,323	$169		$20	$67

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 9 – LONG-TERM DEBT
On November 22, 2011, the Company entered into a credit facility (the Credit Agreement) with a syndicate of lenders led by KeyBank National Association (KeyBank) providing the Company with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility under the Credit Agreement matures on November 21, 2016. At June 30, 2015, there were no amounts outstanding under this credit facility.
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
The loans are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by all of the assets of the Company and its domestic subsidiaries, as well as 65% of the capital stock of the Company’s foreign subsidiaries directly owned by the Company and its domestic subsidiaries. The Credit Agreement generally prohibits any other liens on the assets of the Company and its subsidiaries, subject to certain exceptions as described in the Credit Agreement. The Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes (including material mergers and dispositions of assets), dividends and distributions, capital expenditures, investments (including material acquisitions and investments in foreign subsidiaries), transactions with affiliates, sale-leaseback transactions, hedge agreements, payment of junior financing, material changes in business, and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios as well as a minimum liquidity amount. At June 30, 2015, the Company was in compliance with all of these covenants.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has one contingent liability related to the acquisition of Simena, LLC (Simena) in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At June 30, 2015, the present value of the future consideration was $4.5 million.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 11 – TREASURY STOCK
On April 22, 2014, the Company's board of directors approved a stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through June 30, 2015, the Company has repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. At June 30, 2015, $65.7 million of common stock remained available to be purchased under the plan. The Company repurchased 67,752 shares for $2.8 million under the program during the three months ended June 30, 2015.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company repurchased 8,709 shares for $381 thousand related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2015. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Company's planned acquisition of Danaher Corporation's (Danaher) Communications Business. This new program will enable the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the acquisition and replaces the Company's existing open market stock repurchase program. For additional information regarding the acquisition of Danaher's Communications Business, see Note 16 of the Company's Notes to Consolidated Financial Statements.
NOTE 12 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2015	2014
Numerator:
Net income	$7,669	$11,476
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	40,776	41,081
Dilutive common equivalent shares:
Weighted average stock options	—	17
Weighted average restricted stock units	595	710
Denominator for diluted net income per share - weighted average shares outstanding	41,371	41,808
Net income per share:
Basic net income per share	$0.19	$0.28
Diluted net income per share	$0.19	$0.27

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Restricted stock units	19	—
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
NOTE 13 – INCOME TAXES
The Company's effective income tax rates were 37.4% and 41.1% for the three months ended June 30, 2015 and 2014, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes, income generated in jurisdictions that have a different tax rate than the U.S. statutory rate, and losses not benefited in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2015 is lower than the effective rate for the three months ended June 30, 2014 primarily due to interim accounting treatment of certain foreign losses for which the benefit was not previously realized.
NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2015	2014
United States	$78,273	$86,018
Europe	12,607	9,046
Asia	3,532	6,717
Rest of the world	6,331	6,071
	$100,743	$107,852
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
NOTE 15 - RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors also serves as a member of the board of directors for EMC, Corp. (EMC) and therefore, the Company considers sales to EMC to be a related party transaction.  The Company recognized $79 thousand in revenue from EMC during the three months ended June 30, 2015 in the ordinary course of business. Another member of the Company’s Board of Directors also serves as a Section 16 officer of State Street Corporation (State Street) and therefore, the

Company considers sales to State Street to be a related party transaction.  The Company recognized $60 thousand in revenue from State Street during the three months ended June 30, 2015 in the ordinary course of business.
NOTE 16 – SUBSEQUENT EVENTS

On July 14, 2015 (Closing Date), the Company completed the acquisition of the Communications Business of Danaher, which included certain assets, liabilities, technology and employees within Tektronix Communications, Arbor Networks and certain portions of the Fluke Networks Enterprise business. The acquisition was structured as a Reverse Morris Trust transaction (the Transaction) under which the total equity consideration was $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Potomac Holding LLC (Newco), based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share.

The Transaction will be accounted for under the acquisition method of accounting with the operations of the Communications Business included in the Company’s operating results from the date of acquisition.  The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.   The Company is in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with this Transaction.

The table below represents a preliminary purchase price allocation for the acquisition of the Communications Business, based on that business’s financial information and valuation models as of December 31, 2014 (in thousands):

Purchase Price allocation:
Total equity consideration	$2,305,612	(1)
Less: Equity consideration for replacement awards	(22,188)	(2)
Estimated Purchase Price	2,283,424

Estimated fair value of assets acquired and liabilities assumed:
Cash	7,412
Accounts Receivable	204,342
Inventories	85,500
Prepaid Expenses and Other Assets	16,361
Property, Plant and Equipment	32,043
Trademarks	47,700
Customer Relationships	735,700
Developed Technology	230,800
Other Intangible Assets	83,300
Accounts Payable	(48,759)
Accrued Compensation	(28,275)
Accrued Other	(76,311)
Deferred Revenue	(131,886)
Accrued Retirement Benefits	(7,412)
Deferred Tax Liabilities	(375,129)
Goodwill	1,508,038

(1)
Represents approximately 62.5 million new shares (plus cash in lieu of fractional shares) of NetScout common stock issued to the existing common unit holders of Newco based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share.

(2)
Represents the value of certain outstanding Danaher equity awards held by Newco employees for which continuing employees will receive value after the closing date. A portion of this amount relates to awards that have been modified such that the awards will vest in Danaher shares after the Closing Date. These future compensation amounts will be settled in shares other than shares of the acquired business. The balance of this amount also represents future compensation expense and relates to a cash award to be paid by NetScout to acquired Newco employees on the later of the first anniversary of the transaction closing date or August 4, 2016. The cash payment by NetScout will be reimbursed by Danaher. These items are further described in that certain Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC and have been accounted for separately from the Communications Business Acquisition.

In connection with RBC Capital Markets’ services as NetScout’s financial advisor, NetScout has agreed to pay RBC Capital Markets an aggregate fee of $11.0 million, a portion of which was payable upon delivery of RBC Capital Markets’ opinion and $9.5 million of which was contingent upon consummation of the Mergers. NetScout also has agreed to reimburse RBC Capital Markets for expenses reasonably incurred in connection with RBC Capital Markets’ services and to indemnify RBC Capital Markets and related persons against certain liabilities, including liabilities under the federal securities laws, arising out of RBC Capital Markets’ engagement.
The Company has incurred $3.4 million in acquisition related costs during the three months ended June 30, 2015.
Pursuant to the previously disclosed Agreement and Plan of Merger and Reorganization, dated October 12, 2014, by and among the Company, Danaher, Newco, RS Merger Sub I, Inc. and RS Merger Sub II, LLC (Merger Agreement), the Company agreed to appoint to the Company’s Board one individual designated by Danaher, effective on the closing date of the Transactions. Danaher designated, and the Board elected, James A. Lico as a Class I director. The Merger Agreement requires that, subject to the Board’s fiduciary duties, the Board nominate Mr. Lico as a director nominee for election to the Board at the Company’s 2015 annual meeting of stockholders, to serve until the Company’s 2018 meeting of stockholders and until his successor is duly elected and qualified. Mr. Lico is Danaher’s Executive Vice President and is a holder of Danaher common stock. In the Transactions, Mr. Lico was eligible to participate in the exchange offer being conducted by Danaher in connection with the Transactions on the same terms as all other Danaher stockholders. In connection with the Transactions, the Company entered into or assumed obligations under various ancillary agreements with Danaher or a subsidiary of Danaher, including a Commercial Lease Agreement and a Transition Services Agreement. Under the Commercial Lease Agreement, in addition to paying all costs and expenses relating to the premises, the Company is obligated to pay Danaher or one of its subsidiaries base rent during the first two lease years of $984,000 per annum and during the third lease year, of $3,000,000 per annum. The Transitions Services Agreement provides for payment for services on a schedule-by-schedule basis, and the terms and costs of such services vary.
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year $800,000,000 senior secured revolving credit facility, including a letter of credit sub-facility of up to $50,000,000. The Company may elect to use the new credit facility for working capital purposes or repurchase up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date.
Subsequent to the credit facility closing, the Company drew down $250 million to support general working capital requirements as well as to help finance the repurchase of NetScout’s common stock under its recently approved 20 million share common stock repurchase plan.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) an adjusted LIBO rate plus 1%; or (b) such adjusted LIBO rate (for the interest period selected by the Company), in each case plus an applicable margin. For the initial period until the Company has delivered financial statements for the quarter ended March 31, 2016, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
The Company’s consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until the Company has delivered financial statements for the quarter ended March 31, 2016, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.

Letter of credit participation fees are payable to each lender on the amount of such lender’s letter of credit exposure, during the period from the closing date of the Credit Agreement to but excluding the date which is the later of (i) the date on which such lender’s commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at a rate per annum equal to the applicable margin for LIBOR loans. Additionally, the Company will pay a fronting fee to each issuing bank in amounts to be agreed to between the Company and the applicable issuing bank.
Interest on Base Rate loans is payable at the end of each calendar quarter. Interest on LIBOR loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements.
The loans and other obligations under the credit facility are (a) guaranteed by each of the Company’s wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Company and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Credit Agreement.
The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement.
The Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Credit Agreement and related documents, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Credit Agreement and the other loan documents.
In connection with the Company’s revolving credit facility described above, effective as of the Closing Date, the Company terminated its existing term loan and revolving credit facility pursuant to the Credit and Security Agreement, dated as of November 22, 2011, by and among NetScout Systems, Inc., KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Exchange Act and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015. These factors may cause our actual results to differ materially from any forward-looking statement.
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

On July 14, 2015, we completed the acquisition of the Communications Business of Danaher Corporation (Danaher), which included certain assets, liabilities, technology and employees within Tektronix Communications, Arbor Networks and certain portions of the Fluke Networks Enterprise business. The acquisition was structured as a Reverse Morris Trust transaction (the Transaction) under which the total equity consideration was $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Potomac Holding LLC (Newco), based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share.  The Transaction is expected to more than double NetScout's total addressable market to over $8 billion by extending its reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities, strengthen its go-to-market resources to better support a larger, more diverse and more global customer base, and increase NetScout's scale and elevate its strategic position within key accounts. For additional information regarding the Transaction, see Note 16 of our Notes to Consolidated Financial Statements.
Results Overview

Although there continued to be strong interest in our offerings from customers and prospects in our primary vertical markets during the quarter ended June 30, 2015, our product revenue declined 17%, or $10.8 million, compared to the same period in the prior year. This was due to the timing and magnitude of increased product orders received during the quarter ended June 30, 2014 from our service provider customers. The decline in product revenue during the three months ended June 30, 2015 was partially offset by an 8%, or $3.7 million, increase in service revenue when compared to the quarter ended June 30, 2014 reflecting an increase in our installed base and therefore our related maintenance contracts.

Our business has maintained strong gross profit margins. The gross profit percentage remained flat at 79% during the quarter ended June 30, 2015, when compared to the quarter ended June 30, 2014.

Net income and net income per share decreased 33% and 32%, respectively compared to the same period in the prior year due to the decline in revenue, and higher expenses associated with the acquisition of Danaher's Communications Business.

We continue to maintain strong liquidity. At June 30, 2015, we had cash, cash equivalents and marketable securities of $267.5 million. This represents an increase of $2.7 million from March 31, 2015.
Use of Non-GAAP Financial Measures
We supplement the generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP net income and non-GAAP net income per diluted share. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP net income includes the foregoing adjustment and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, certain expenses relating to acquisitions including compensation for post-combination services and business development charges, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three months ended June 30, 2015 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2015	2014
GAAP revenue	$100,743	$107,852
Deferred revenue fair value adjustment	—	18
Non-GAAP revenue	$100,743	$107,870
GAAP net income	$7,669	$11,476
Deferred revenue fair value adjustment	—	18
Share based compensation expense	4,595	3,302
Amortization of acquired intangible assets	1,567	1,796
Business development and integration expense	3,362	—
Compensation for post combination services	21	536
Income tax adjustments	(3,552)	(1,910)
Non-GAAP net income	$13,662	$15,218
GAAP diluted net income per share	$0.19	$0.27
Per share impact of non-GAAP adjustments identified above	0.14	0.09
Non-GAAP diluted net income per share	$0.33	$0.36
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
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC) on May 20, 2015, for a description of all of our critical accounting policies.

Three Months Ended June 30, 2015 and 2014
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended June 30, 2015, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the three months ended June 30, 2014, two direct customers accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$53,593	53%	$64,366	60%	$(10,773)	(17)%
Service	47,150	47	43,486	40	3,664	8%
Total revenue	$100,743	100%	$107,852	100%	$(7,109)	(7)%
Product. The 17%, or $10.8 million, decrease in product revenue was due to a $20.2 million decrease in revenue from our service provider sector which reflects the timing and magnitude of various projects with service providers. This decrease was partially offset by a $9.5 million increase from our general enterprise sector. Compared to the same period in the prior year, we realized a 13% decrease in units shipped, and a 7% decrease in the average selling price per unit of our products due to product mix.

Going forward, we expect that the revenue mix in future quarters will be oriented toward service provider customers since the revenue from Tektronics Communications is nearly 100% from the service provider sector and the majority of revenue at Arbor Networks also came from this sector. We expect that the service provider sector will be approximately 60% of total quarterly revenue, depending on the timing and magnitude of certain projects.
Service. The 8%, or $3.7 million, increase in service revenue was due to a $3.5 million increase in revenue from new maintenance contracts and renewals from a growing support base and a $224 thousand increase in revenue from premium support contracts. We expect continued service revenue growth to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.
Total product and service revenue from direct and indirect channels are as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Indirect	$54,725	54%	$42,103	39%	$12,622	30%
Direct	46,018	46	65,749	61	(19,731)	(30)%
Total revenue	$100,743	100%	$107,852	100%	$(7,109)	(7)%
The 30%, or $12.6 million, increase in indirect channel revenue is the result of the increase in sales to our general enterprise sector in the United States, as well as in our service provider sector internationally. Sales to customers outside the United States are export sales typically through channel partners, who are generally responsible for distributing our products and providing technical support and service to customers within their territories. Our reported international revenue does not include any revenue from sales to customers outside the United States that are shipped to our United States-based indirect channel partners. These domestic resellers fulfill customer orders based upon joint selling efforts in conjunction with our direct sales force and may subsequently ship our products to international locations; however, we report these shipments as United States revenue since we ship the products to a domestic location. The 30%, or $19.7 million, decrease in direct revenue is primarily the result of decreased domestic revenue from our service provider sector, partially offset by increases in our general enterprise sector.
Total revenue by geography is as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
United States	$78,273	78%	$86,018	80%	$(7,745)	(9)%
International:
Europe	12,607	13	9,046	8	3,561	39%
Asia	3,532	3	6,717	6	(3,185)	(47)%
Rest of the world	6,331	6	6,071	6	260	4%
Subtotal international	22,470	22	21,834	20	636	3%
Total revenue	$100,743	100%	$107,852	100%	$(7,109)	(7)%
United States revenues decreased 9%, or $7.7 million, compared to the same period last year, primarily due to the aforementioned decrease in the service provider sector, offset by an increase within the general enterprise sector. The 3%, or $0.6 million, increase in international revenue is primarily due to an increase across the service provider sector, partially offset by a decrease in the general enterprise sector. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
We expect that the combined company will have a more balanced geography mix with approximately one third of our revenue coming from outside of North America.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$12,498	12%	$13,766	13%	$(1,268)	(9)%
Service	8,798	9	8,830	8	(32)	—%
Total cost of revenue	$21,296	21%	$22,596	21%	$(1,300)	(6)%
Gross profit:
Product $	$41,095	41%	$50,600	47%	$(9,505)	(19)%
Product gross profit %	77%		79%
Service $	$38,352	38%	$34,656	32%	$3,696	11%
Service gross profit %	81%		80%
Total gross profit $	$79,447		$85,256		$(5,809)	(7)%
Total gross profit %	79%		79%
Product. The 9%, or $1.3 million, decrease in cost of product revenue was primarily due to the 17%, or $10.8 million, decrease in product revenue during the three months ended June 30, 2015 when compared to the three months ended June 30,

2014. The product gross profit percentage decreased by two percentage points to 77% during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The 19%, or $9.5 million, decrease in product gross profit corresponds with the 17%, or $10.8 million, decrease in product revenue, offset by the 9%, or $1.3 million, decrease in cost of product revenue. Average headcount in manufacturing was 33 and 32 for the three months ended June 30, 2015 and 2014, respectively.
Service. There was a $32 thousand decrease in cost of service revenue during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. The service gross profit percentage increased by one percentage point to 81% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The 11%, or $3.7 million, increase in service gross profit corresponds with the 8%, or $3.7 million, increase in service revenue. Average service headcount was 177 and 161 for the three months ended June 30, 2015 and 2014, respectively.
Gross profit. Our gross profit decreased 7%, or $5.8 million during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. This decrease is attributable to our decrease in revenue of 7%, or $7.1 million, partially offset by a 6%, or $1.3 million, decrease in cost of revenue. The gross profit percentage remained flat at 79% for the three months ended June 30, 2015 and the three months ended June 30, 2014.
Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Research and development	$18,058	18%	$18,767	17%	$(709)	(4)%
Sales and marketing	38,092	38	37,272	35	820	2%
General and administrative	10,099	10	8,753	8	1,346	15%
Amortization of acquired intangible assets	809	1	862	1	(53)	(6)%
Total operating expenses	$67,058	67%	$65,654	61%	$1,404	2%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 4%, or $709 thousand, decrease in research and development expenses is due to a $304 thousand decrease in consulting expenses, a $203 thousand decrease in employee related expenses resulting from decreased compensation related items and other employee related costs, a $184 thousand decrease in compensation for post combination services, and a $298 thousand decrease in non-recurring engineering expenses. These decreases were partially offset by a $364 thousand increase in depreciation expense. Average headcount in research and development was 357 and 354 for the three months ended June 30, 2015 and 2014, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 2%, or $820 thousand, increase in total sales and marketing expenses was due to a $2.4 million increase in expenses related to the NetScout user conference and sales kickoff event due primarily to higher attendance and related rebranding activity, a $984 thousand increase in business development expenses related to the acquisition of the Danaher Communications Business as described in Note 16, an $852 thousand increase in trade show expenses, and a $198 thousand increase in depreciation expense. These increases were offset by a $1.9 million decrease in commission expense, and an $829 thousand decrease in employee related expenses resulting from decreased compensation related items and other employee related costs. In addition, there was a $530 thousand decrease in recruiting expenses, and a $427 thousand decrease in travel expenses. Average headcount in sales and marketing was 370 for the three months ended June 30, 2015 and 2014.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 15%, or $1.3 million, increase in general and administrative expenses was primarily due to a $2.4 million increase in business development expenses due to the acquisition of the Danaher Communications Business. This increase was partially offset by a $661 thousand decrease in employee related expenses due to compensation related items and other employee related costs, and a $644 thousand decrease in consulting expenses. Average headcount in general and administrative was 126 and 117 for the three months ended June 30, 2015 and 2014, respectively.
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

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(146)	—%	$(131)	—%	$(15)	11%
Income Tax Expense. Our effective income tax rates were 37.4% and 41.1% for the three months ended June 30, 2015 and 2014, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes, income generated in jurisdictions that have a different tax rate than the U.S. statutory rate, and losses not benefited in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2015 is lower than the comparable prior year period primarily due to interim accounting treatment of certain foreign losses for which the benefit was not previously realized.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Income tax expense	$4,574	5%	$7,995	7%	$(3,421)	(43)%
Off-Balance Sheet Arrangements

At June 30, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

We have one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At June 30, 2015, the fair value of the future consideration was $4.5 million.

Upon consummation of the Transaction, NetScout has agreed to pay RBC Capital Markets, LLC a transaction fee in the amount of $11.0 million, a portion of which was payable upon the delivery of RBC Capital Markets' opinion and $9.5 million of which was contingent upon consummation of the Mergers.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30, 2015	March 31, 2015
Cash and cash equivalents	$94,352	$104,893
Short-term marketable securities	112,857	101,392
Long-term marketable securities	60,303	58,572
Cash, cash equivalents and marketable securities	$267,512	$264,857
Cash, cash equivalents and marketable securities

At June 30, 2015, cash, cash equivalents and marketable securities totaled $267.5 million, up $2.6 million from $264.9 million at March 31, 2015 due primarily to cash flow from operations of $9.3 million, partially offset by $3.4 million of cash used for capital expenditures, and $3.2 million of cash used to repurchase shares of our common stock.

Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At June 30, 2015, cash and short-term and long-term investments in the United States was $265.2 million, while cash held outside the United States was approximately $2.3 million.
Cash and cash equivalents were impacted by the following:

	Three months ended June 30,
	(Dollars in Thousands)
	2015	2014
Net cash provided by operating activities	$9,290	$28,200
Net cash used in investing activities	$(16,758)	$(30,627)
Net cash used in financing activities	$(3,167)	$(10,748)
Net cash provided by operating activities

Cash provided by operating activities was $9.3 million during the three months ended June 30, 2015, compared to $28.2 million of cash provided by operating activities during the three months ended June 30, 2014. This $18.9 million decrease was due in part to a $9.4 million increase in cash used from accrued compensation and other expenses. This was due largely to the timing of accruals and payments for compensation related items and legal and accounting related fees. There was also a $5.1 million increase in the cash used from deferred revenue, and a $3.8 million unfavorable impact from accounts receivable in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Cash collections on accounts receivable was strong with days sales outstanding of 51 days at June 30, 2015 compared to 61 days at March 31, 2015 and 26 days at June 30, 2014. In addition, there was a $3.8 million decrease from net income, and a $2.4 million decrease from inventories, a $1.2 million decrease from deferred income taxes. These decreases were offset by a $4.6 million increase from prepaid expenses and other assets, a $1.3 million increase from share-based compensation expense, and an $831 thousand increase from income taxes payable.

Net cash used in investing activities

	Three months ended June 30,
	(Dollars in Thousands)
	2015	2014
Cash used in investing activities included the following:
Purchase of marketable securities	$(32,289)	$(42,506)
Proceeds from maturity of marketable securities	19,034	13,798
Purchase of fixed assets	(3,415)	(1,865)
Purchase of intangible assets	(88)	(71)
Decrease in deposits	—	17
	$(16,758)	$(30,627)

Cash used in investing activities was down $13.8 million to $16.8 million during the three months ended June 30, 2015, compared to $30.6 million of cash used in investing activities in the three months ended June 30, 2014.

Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2016.

The overall decrease in cash outflow related to a net decrease in the purchase of investments of $15.5 million during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.
Net cash used in financing activities

	Three months ended June 30,
	(Dollars in Thousands)
	2015	2014
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$—	$8
Treasury stock repurchases	(3,167)	(12,187)
Excess tax benefit from share-based compensation awards	—	1,431
	$(3,167)	$(10,748)

Cash used in financing activities was down $7.5 million to $3.2 million during the three months ended June 30, 2015, compared to $10.7 million of cash used in financing activities in the three months ended June 30, 2014.
On April 22, 2014, our board of directors approved a stock repurchase program. This program authorizes management to make additional repurchases of our outstanding common stock of up to $100 million. The share repurchase authorization does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. Through June 30, 2015, we repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. At June 30, 2015, $65.7 million of common stock remained available to be purchased under the plan. The Company repurchased 67,752 shares for $2.8 million under the program during the three months ended June 30, 2015.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Company's acquisition of Danaher Corporation's Communications Business, that will enable the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the acquisition and replaces the Company's existing open market stock repurchase program.
Future repurchases of shares will reduce our cash balance. In addition, during the three months ended June 30, 2015 and 2014, we had 8,709 and 62,228 shares transferred to us from employees for tax withholding at a cost of $381 thousand and $2.5 million, respectively.

We generated $1.4 million during the three months ended June 30, 2014 of excess tax benefits from share-based compensation awards.

Credit Facility
On November 22, 2011, we entered into a credit facility with a syndicate of lenders led by KeyBank National Association (KeyBank) which provides us with a $250 million revolving credit facility, which may be increased to $300 million at any time up to 90 days before maturity. The revolving credit facility includes a swing line loan sub-facility of up to $10 million and a letter of credit sub-facility of up to $10 million. The credit facility matures on November 21, 2016 and is secured by substantially all of our assets. At June 30, 2015, there were no amounts outstanding under the credit facility.
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: NetScout; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year $800,000,000 senior secured revolving credit facility, including a letter of credit sub-facility of up to $50,000,000. We may elect to use the new credit facility for working capital purpose or repurchase common stock under our 20 million share common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date.
At our election, revolving loans under the Credit Agreement bear interest at either (a) a Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) an adjusted LIBO rate plus 1%; or (b) such adjusted LIBO rate (for the interest period selected by us), in each case plus an applicable margin. For the initial period until we have delivered financial statements for the quarter ended March 31, 2016, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Base Rate loans, and thereafter the applicable margin will vary depending on its leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Base Rate loans and 1.25% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
Our consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until we have delivered financial statements for the quarter ended March 31, 2016, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.35% per annum if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.

Letter of credit participation fees are payable to each lender on the amount of such lender’s letter of credit exposure, during the period from the closing date of the Credit Agreement to but excluding the date which is the later of (i) the date on which such lender’s commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at a rate per annum equal to the applicable margin for LIBOR loans. Additionally, we will pay a fronting fee to each issuing bank in amounts to be agreed to between NetScout and the applicable issuing bank.
Interest on Base Rate loans is payable at the end of each calendar quarter. Interest on LIBOR loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. NetScout may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements.
The loans and other obligations under the credit facility are (a) guaranteed by each of NetScout’s wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of NetScout and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Borrower and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Credit Agreement generally prohibits any other liens on our assets and our restricted subsidiaries, subject to certain exceptions as described in the Credit Agreement.
The Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement.
The Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Credit Agreement and related documents, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Credit Agreement and the other loan documents.
In connection with our revolving credit facility described above, effective as of the Closing Date, we have terminated our existing term loan and revolving credit facility pursuant to the Credit and Security Agreement, dated as of November 22, 2011, by and among NetScout Systems, Inc., KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto.
Subsequent to the credit facility closing, we drew down $250 million to support general working capital requirements as well as to help finance the repurchase of our common stock under our recently approved 20 million share common stock repurchase plan.
Expectations for Fiscal Year 2016
We believe that our cash balances, available debt, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In addition, we expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.
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
NetScout's Liquidity and Capital Resources After the Acquisition of Danaher's Communications Business
We expect to incur approximately $9.6 million of investment banking fees in connection with the Transaction during the fiscal year ended March 31, 2016. Due to the ongoing nature of the integration planning, there is no estimate of costs associated with achieving any of the projected synergies or the consolidation of any operations and systems as well as professional fees associated with these activities. Additionally, as part of the Merger Agreement, NetScout and Newco entered into a Transition Services Agreement with Danaher on July 14, 2015 (Transition Services Agreement), under which Danaher will provide the Communications Business specified support services and other assistance for a limited time following the closing of the Transaction.
We anticipate that our primary sources of liquidity for working capital and operating activities will be cash provided by operations, as well as a new financing arrangement. We expect these sources of liquidity will be sufficient to fund working capital and capital expenditure requirements, including the significant one-time costs relating to the Transactions.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU will be effective for us in our first quarter of fiscal year 2019. Early adoption is not permitted. This ASU allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We hold our cash, cash equivalents and investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including money market funds and government debt securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of the portfolio.
Any draws under our revolving credit facility bear interest at a variable rate. As of June 30, 2015, we had no balance outstanding under this agreement.
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
As of June 30, 2015, we had foreign currency forward contracts with notional amounts totaling $19.0 million. The valuation of outstanding foreign currency forward contracts at June 30, 2015 resulted in an asset balance of $97 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $456 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2015, we had foreign currency forward contracts with notional amounts totaling $20.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2015 resulted in a liability balance of $1.7 million, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $15 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures

At June 30, 2015, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2015, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015, and the risk factors listed below. The risks discussed in our Annual Report on Form 10-K and below could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Risks related to the Combined Company’s Business Following the Acquisition of Danaher’s Communications Business

The Transaction may not be successful or achieve its anticipated benefits.
Following the completion of the acquisition of Danaher’s Communications Business we may not be able to successfully realize anticipated growth opportunities or integrate our business and operations with the Communications Business’ business and operations. Following the Transaction, we have significantly more revenue, expenses, assets and employees than we did prior to the Transaction. We may not successfully or cost-effectively integrate the Communications Business’ business and operations into our existing business and operations. Even if the combined company is able to integrate the combined businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth and other opportunities that we currently expect from the Transaction within the anticipated time frame, or at all.

We will incur significant expenses and management will devote significant time in connection with the integration of the Communications Business.
We will incur significant expenses in connection with the integration of the Communications Business, including integrating products and technology, personnel, information technology systems, accounting systems, suppliers, and channel partners of each business and implementing consistent standards, policies, and procedures, and may possibly be subject to material write downs in assets and charges to earnings. Further our management team will devote significant time and attention to the integration efforts which may distract us from operating our ongoing business operations.

Risks related to the Company and its Operations

Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar (such as the strengthening that has taken place in recent periods) increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business' functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement). The Credit Agreement provides for a five-year $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We may elect to use the new credit facility for working capital purpose or repurchase common stock under our previously announced 20 million share common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. As of the date of this report, we had approximately $250 million in outstanding indebtedness under the Credit Agreement. Our debt level can have negative consequences, including exposing us to interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for more information please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Credit Agreement and the other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
4/1/2015 - 4/30/2015	—	$—	—
5/1/2015 - 5/31/2015	76,064	41.43	67,752
6/1/2015 - 6/30/2015	397	39.78	—
Total	76,461	$41.42	67,752	$65,721,313

(1)
We purchased an aggregate of 8,709 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. These purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits

(a)	Exhibits

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
++
Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

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

NETSCOUT SYSTEMS, INC.

Date: August 6, 2015	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2015	/s/ Jean Bua
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
++
Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.