Form 10-Q
period 2015-09-30
NETSCOUT SYSTEMS INC
filed 2015-11-05
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 29, 2015 was 99,131,910.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$215,539	$104,893
Marketable securities	103,138	101,392
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $8,984 and $173 at September 30, 2015 and March 31, 2015, respectively	165,092	82,226
Inventories	71,066	12,130
Prepaid income taxes	40,694	1,393
Deferred income taxes	29,796	21,755
Prepaid expenses and other current assets (related party balances of $53,702 and $0, respectively)	72,218	13,495
Total current assets	697,543	337,284
Fixed assets, net	60,398	23,864
Goodwill	1,702,705	197,445
Intangible assets, net	1,102,717	50,180
Deferred income taxes	412	—
Long-term marketable securities	32,708	58,572
Other assets	7,588	1,704
Total assets	$3,604,071	$669,049
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $7,513 and $0, respectively)	$37,425	$13,077
Accrued compensation	73,482	36,553
Accrued other	27,660	14,474
Income taxes payable	—	107
Deferred tax liability	2,252	—
Deferred revenue and customer deposits	233,405	123,422
Total current liabilities	374,224	187,633
Other long-term liabilities	5,445	1,995
Deferred tax liability	328,010	10,639
Accrued long-term retirement benefits	28,988	1,587
Long-term deferred revenue and customer deposits	39,224	26,961
Long-term debt	250,000	—
Contingent liabilities, net of current portion	4,560	4,484
Total liabilities	1,030,451	233,299
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2015 and March 31, 2015	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 113,858,772 and 50,812,548 shares issued and 99,131,910 and 40,807,805 shares outstanding at September 30, 2015 and March 31, 2015, respectively	114	51
Additional paid-in capital	2,619,418	298,101
Accumulated other comprehensive loss	(2,914)	(4,645)
Treasury stock at cost, 14,726,862 and 10,004,743 shares at September 30, 2015 and March 31, 2015, respectively	(354,511)	(169,516)
Retained earnings	311,513	311,759
Total stockholders’ equity	2,573,620	435,750
Total liabilities and stockholders’ equity	$3,604,071	$669,049
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Product	$174,899	$57,953	$228,492	$122,319
Service	86,211	45,646	133,361	89,132
Total revenue	261,110	103,599	361,853	211,451
Cost of revenue:
Product (related party balances of $7,728, $0, $7,728 and $0, respectively)	75,421	12,939	87,919	26,705
Service (related party balances of $2,492, $0, $2,492 and $0, respectively)	24,766	8,656	33,564	17,486
Total cost of revenue	100,187	21,595	121,483	44,191
Gross profit	160,923	82,004	240,370	167,260
Operating expenses:
Research and development (related party balances of $10,814, $0, $10,814 and $0, respectively)	65,896	19,241	83,954	38,008
Sales and marketing (related party balances of $9,078, $0, $9,078 and $0, respectively)	79,153	32,196	117,245	69,468
General and administrative (related party balances of $7,063, $0, $7,063 and $0, respectively)	41,301	11,067	51,400	19,820
Amortization of acquired intangible assets	9,843	856	10,652	1,718
Total operating expenses	196,193	63,360	263,251	129,014
Income (loss) from operations	(35,270)	18,644	(22,881)	38,246
Interest and other income (expense), net:
Interest income	172	98	330	202
Interest expense	(1,786)	(196)	(1,978)	(390)
Other income (expense), net (related party balances of $383, $0, $383 and $0, respectively)	786	(445)	674	(486)
Total interest and other expense, net	(828)	(543)	(974)	(674)
Income (loss) before income tax expense (benefit)	(36,098)	18,101	(23,855)	37,572
Income tax expense (benefit)	(28,183)	6,868	(23,609)	14,863
Net income (loss)	$(7,915)	$11,233	$(246)	$22,709
Basic net income (loss) per share	$(0.09)	$0.27	$0.00	$0.55
Diluted net income (loss) per share	$(0.09)	$0.27	$0.00	$0.54
Weighted average common shares outstanding used in computing:
Net income per share - basic	91,410	41,060	66,232	41,071
Net income per share - diluted	91,410	41,652	66,232	41,732
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(7,915)	$11,233	$(246)	$22,709
Other comprehensive income:
Cumulative translation adjustments	(124)	(1,675)	853	(2,107)
Changes in market value of investments:
Changes in unrealized (losses) gains	117	(23)	58	21
Total net change in market value of investments	117	(23)	58	21
Changes in market value of derivatives:
Changes in market value of derivatives, net of benefits of ($187), ($360), ($204) and ($272)	(340)	(603)	(313)	(467)
Reclassification adjustment for net gains (losses) included in net income, net of taxes (benefits) of $177, $51, $657 and ($14)	291	81	1,133	(23)
Total net change in market value of derivatives	(49)	(522)	820	(490)
Other comprehensive income (loss)	(56)	(2,220)	1,731	(2,576)
Total comprehensive income (loss)	$(7,971)	$9,013	$1,485	$20,133
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2014	49,922,959	$50	$273,574	$2,772	8,757,175	$(117,802)	$250,567	$409,161
Net income							22,709	22,709
Unrealized net investment gains				21				21
Unrealized net gains on derivative financial instruments				(490)				(490)
Cumulative translation adjustments				(2,107)				(2,107)
Issuance of common stock pursuant to exercise of options	11,850	—	66					66
Issuance of common stock pursuant to vesting of restricted stock units	670,521	1						1
Stock-based compensation expense for restricted stock units granted to employees			7,362					7,362
Issuance of common stock under employee stock purchase plan	59,897		2,760					2,760
Repurchase of treasury stock					726,526	(30,894)		(30,894)
Tax benefits of disqualifying dispositions of incentive stock options			4,033					4,033
Balance, September 30, 2014	50,665,227	$51	$287,795	$196	9,483,701	$(148,696)	$273,276	$412,622

	Common stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2015	50,812,548	$51	$298,101	$(4,645)	10,004,743	$(169,516)	$311,759	$435,750
Net income (loss)							(246)	(246)
Unrealized net investment gains				58				58
Unrealized net gains on derivative financial instruments				820				820
Cumulative translation adjustments				853				853
Issuance of common stock pursuant to vesting of restricted stock units	463,744	1						1
Stock-based compensation expense for restricted stock units granted to employees			11,041					11,041
Issuance of common stock under employee stock purchase plan	82,836	—	3,028					3,028
Repurchase of treasury stock					4,722,119	(184,995)		(184,995)
Issuance of shares related to the acquisition of the Communications Business of Danaher	62,499,644	62	2,305,549					2,305,611
Tax benefits of disqualifying dispositions of incentive stock options			1,699					1,699
Balance, September 30, 2015	113,858,772	$114	$2,619,418	$(2,914)	14,726,862	$(354,511)	$311,513	$2,573,620

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(246)	$22,709
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	51,797	9,753
Loss on disposal of fixed assets	222	—
Deal related compensation expense and accretion charges	6,652	76
Share-based compensation expense associated with equity awards	12,098	7,797
Net change in fair value of contingent and contractual liabilities	—	(9)
Deferred income taxes	4,166	1,760
Other losses	61	85
Changes in assets and liabilities
Accounts receivable	52,695	10,684
Due from related party	(28,878)	—
Inventories	7,168	(2,871)
Prepaid expenses and other assets	(36,751)	(3,367)
Accounts payable	(5,012)	(1,226)
Accrued compensation and other expenses	11,855	672
Due to related party	7,513	—
Income taxes payable	(107)	(791)
Deferred revenue	(76,290)	(16,282)
Net cash provided by operating activities	6,943	28,990
Cash flows from investing activities:
Purchase of marketable securities	(41,544)	(57,790)
Proceeds from maturity of marketable securities	65,720	36,204
Purchase of fixed assets	(9,113)	(4,016)
Purchase of intangible assets	(152)	(92)
(Increase) decrease in deposits	(1)	101
Acquisition of businesses, net of cash acquired	27,748	—
Net cash provided by (used in) investing activities	42,658	(25,593)
Cash flows from financing activities:
Issuance of common stock under stock plans	1	67
Treasury stock repurchases	(184,995)	(30,894)
Proceeds from issuance of long-term debt, net of issuance costs	244,623	—
Excess tax benefit from share-based compensation awards	1,699	4,033
Net cash provided by (used in) financing activities	61,328	(26,794)
Effect of exchange rate changes on cash and cash equivalents	(283)	307
Net increase (decrease) in cash and cash equivalents	110,646	(23,090)
Cash and cash equivalents, beginning of period	104,893	102,076
Cash and cash equivalents, end of period	$215,539	$78,986
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$1,688	$940
Additions to property, plant and equipment included in accounts payable	$31	$120
Debt issuance costs settled through the issuance of additional debt	$5,377	$—
Gross decrease in contractual liability relating to fair value adjustment	$—	$(49)
Gross increase in contingent consideration liability relating to fair value adjustment	$—	$40
Issuance of common stock under employee stock plans	$3,028	$2,760
Purchase consideration	$2,279,910	$—
Contingently returnable consideration	$25,701	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On July 14, 2015, we completed the acquisition of the Communications Business (the Communications Business) of Danaher Corporation (Danaher) which is more fully described in Note 7 below. This transaction was recorded using the purchase method of accounting; accordingly, the financial results of the acquisition are included in the accompanying unaudited consolidated financial statements for the periods subsequent to the acquisition.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Fiscal Year End
NetScout's fiscal year ends on March 31st and the quarters end on the last calendar day of the months of June, September and December. The entities acquired as part of the Communications Business acquisition follow a 52/53 fiscal reporting calendar except for the third quarter, which ends on December 31st. The remaining fiscal periods end on every thirteenth Friday, except for its first fiscal quarter which may end on the fourteenth Friday following December 31st. The acquired entities Fiscal 2016 year will end on April 1, 2016. The Company does not adjust for the difference in fiscal periods between the acquired entities and itself, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02. References herein to Fiscal 2016, 2015 and 2014 refer to the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-15,"Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15). The guidance in the previously issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard in the second quarter of Fiscal 2016 as early adoption was permitted.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement to restate prior financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The Company adopted this standard in the second quarter of Fiscal 2016 as early adoption was permitted.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU will be effective for the Company in the first quarter of its fiscal year 2019. Early adoption is not permitted. This ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2015, one direct customer accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2015, one direct customer accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2015, one direct customer accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the three months ended September 30, 2014, no direct customer or indirect channel partner accounted for more than 10% of the Company's total revenue. During the six months ended September 30, 2014, two direct customers each accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
As disclosed parenthetically within the financial statements, the Company has a receivable from Danaher in the amount of $53.7 million that represents a concentration of credit risk at September 30, 2015.
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
NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of product revenue	$167	$93	$269	$153
Cost of service revenue	754	314	1,127	542
Research and development	2,572	1,490	4,062	2,516
Sales and marketing	2,240	1,235	3,643	2,198
General and administrative	1,770	1,363	2,997	2,388
	$7,503	$4,495	$12,098	$7,797
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through February 28th of each year. During the six months ended September 30, 2015, employees purchased 82,836 shares under the ESPP and the value per share was $36.55.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2015 and March 31, 2015.

Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2015, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$93,507	$25	$93,532
Commercial paper	2,990	—	2,990
Corporate bonds	6,614	2	6,616
Total short-term marketable securities	103,111	27	103,138
U.S. government and municipal obligations	32,664	44	32,708
Total long-term marketable securities	32,664	44	32,708
Total marketable securities	$135,775	$71	$135,846
The following is a summary of marketable securities held by NetScout at March 31, 2015, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$88,651	$3	$88,654
Commercial paper	5,093	2	5,095
Corporate bonds	7,644	(1)	7,643
Total short-term marketable securities	101,388	4	101,392
U.S. government and municipal obligations	56,683	8	56,691
Corporate bonds	1,880	1	1,881
Total long-term marketable securities	58,563	9	58,572
Total marketable securities	$159,951	$13	$159,964
Contractual maturities of the Company’s marketable securities held at September 30, 2015 and March 31, 2015 were as follows (in thousands):

	September 30, 2015	March 31, 2015
Available-for-sale securities:
Due in 1 year or less	$103,138	$101,392
Due after 1 year through 5 years	32,708	58,572
	$135,846	$159,964
NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2015 and March 31, 2015 (in thousands):

	Fair Value Measurements at
	September 30, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$215,539	$—	$—	$215,539
U.S. government and municipal obligations	34,084	92,156	—	126,240
Commercial paper	—	2,990	—	2,990
Corporate bonds	6,616	—	—	6,616
Derivative financial instruments	—	34	—	34
Contingently returnable consideration	$—	$—	$19,125	$19,125
	$256,239	$95,180	$19,125	$370,544
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,560)	$(4,560)
Derivative financial instruments	—	(416)	—	(416)
	$—	$(416)	$(4,560)	$(4,976)

	Fair Value Measurements at
	March 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$104,893	$—	$—	$104,893
U.S. government and municipal obligations	46,564	98,781	—	145,345
Commercial paper	—	5,095	—	5,095
Corporate bonds	9,524	—	—	9,524
Derivative financial instruments	—	15	—	15
	$160,981	$103,891	$—	$264,872
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,484)	$(4,484)
Derivative financial instruments	—	(1,664)	—	(1,664)
	$—	$(1,664)	$(4,484)	$(6,148)
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
The Company's Level 3 asset and liability consist of contingently returnable consideration and contingent purchase consideration, respectively. The Company's contingently returnable consideration represents a contingent right of return from Danaher to reimburse NetScout for cash awards to be paid by NetScout to employees of the Communications Business for post-combination services on various dates through August 4, 2016 as part of the acquisition of the Communications Business. The contingently returnable consideration is classified as Level 3 because the fair value of the asset was determined using assumptions developed by management in determining the estimated cash award expected to be paid on August 4, 2016 after applying an assumed forfeiture rate. The contingently returnable consideration of $19.1 million, net of taxes as of September 30, 2015 is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. For additional information, see Note 7 of the Company's Notes to Consolidated Financial Statements.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended September 30, 2015 (in thousands):

	Contingent Purchase Consideration	Contingently Returnable Consideration
Balance at beginning of period	$(4,484)	$—
Increase in fair value and accretion expense (included within research and development expense)	(76)
Contingently returnable consideration		19,125
Balance at end of period	$(4,560)	$19,125
Deal related compensation expense and accretion charges related to the contingent consideration for the six months ended September 30, 2015 was $76 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2015	March 31, 2015
Raw materials	$18,868	$6,134
Work in process	1,551	17
Finished goods	50,647	5,979
	$71,066	$12,130
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for such identified items. The inventory reserve was $16.9 million and $4.1 million at September 30, 2015 and March 31, 2015, respectively.

NOTE 7 - ACQUISITIONS

On July 14, 2015 (Closing Date), the Company completed the acquisition of the Communications Business, which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher's data communications cable installation business and its communication service provider business. The acquisition was structured as a Reverse Morris Trust transaction (the Transaction) whereby Danaher Corporation contributed its Communications Business to a new subsidiary, Potomac Holding LLC (Newco). The total equity consideration was $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Potomac Holding LLC (Newco), based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share.

The Transaction is being accounted for under the acquisition method of accounting with the operations of the Communications Business included in the Company’s operating results from the date of acquisition. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary determination of the fair value of assets acquired and liabilities assumed has been recognized based on management's estimates and assumptions using the information about facts and circumstances that existed at the acquisition date.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Transaction will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below.    In connection with the Transaction, under the Employee Matters Agreement dated July 14, 2015 by and among the Company, Danaher and Newco, Danaher will fund certain contracts under which employees will provide post-combination services to the Company.

1)
For any outstanding Danaher restricted stock units or stock options held by employees of the Communications Business transferred to Newco (Newco Employees) that vested from July 14, 2015 through August 4, 2015, the awards continued to vest in Danaher shares. These awards met the definition of a derivative under ASC 815 and as such, the Company determined the fair value of these awards on July 14, 2015 and recorded them separate from the business combination as prepaid compensation. The derivative was amortized into compensation expense through August 4, 2015, the post combination requisite settlement date. The total amount of compensation expense for post combination services recorded for the three and six months ended September 30, 2015 was $6.5 million.

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee’s cancelled Danaher equity award and up to $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award will become payable on the August 4, 2016, subject to the employee’s continued employment with NetScout through the applicable vesting date of August 4, 2016. Danaher will reimburse NetScout for the amount of the cash retention payments (net of any applicable employment taxes and deductions). The cash retention award liability will be accounted for separately from the business combination as the cash retention award is automatically forfeited upon termination of employment. NetScout will record the cash retention award liability over the period it is earned as compensation expense for post combination services. The reimbursement by Danaher to NetScout of the estimated cash retention award payment represents contingently returnable consideration, which will be accounted for separately from the business combination on the date of the acquisition. At September 30, 2015, the Company has recorded a receivable from Danaher in the amount of $8.4 million, net of tax and is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. At September 30, 2015, the Company has recorded a cash retention award liability of $2.6 million and is included as accrued compensation in Company’s consolidated balance sheet. For the three and six months ended September 30, 2015, $2.6 million has been recorded as compensation expense for post combination services.

3)
Newco Employees that were entitled to receive an incentive bonus under the Danaher annual bonus plan will receive a cash incentive bonus payment subject to the employee’s continued employment with NetScout through December 31, 2015. The cash incentive bonus liability will be accounted for separately from the business combination as the cash incentive bonus is automatically forfeited upon termination of employment. NetScout will record the liability over the period it is earned as compensation expense for post combination services. The payment of the cash retention award will be reimbursed by Danaher to NetScout, which will be accounted for separately from the business combination on the date of the acquisition. At September 30, 2015, the Company has recorded a receivable due from Danaher in the amount of $5.8 million, net of tax and is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. At September 30, 2015, the Company has recorded a cash incentive bonus liability of $4.1 million and is included as accrued compensation in the Company’s consolidated balance sheet. For the three and six months ended September 30, 2015, $4.1 million has been recorded as compensation expense for post combination services.

4)
Certain Newco Employees will receive cash retention payments subject to the employee’s continued employment with NetScout through October 16, 2015, ninety (90) days after the close of the acquisition. The cash retention payment liability will be accounted for separately from the business combination as the cash retention payment is automatically forfeited upon termination of employment. NetScout will record the liability over the period it is earned as compensation expense for post combination services. The payment of the cash retention award will be reimbursed by Danaher to NetScout, which will be accounted for separately from the business combination on the date of the acquisition. At September 30, 2015, the Company has recorded a receivable due from Danaher in the amount of $5.0 million, net of tax and is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. At September 30, 2015, the Company has recorded a cash retention payment liability of $6.7 million and is included as accrued compensation in Company’s consolidated balance sheet. For the three and six months ended September 30, 2015, $6.7 million has been recorded as compensation expense for post combination services.

The following table summarizes the allocation of the purchase price (in thousands):

Purchase Price allocation:
Total equity consideration	$2,305,611	(1)
Less: Equity consideration for replacement awards	(25,701)	(2)
Less: Delayed close entities	(5,700)	(3)
Estimated Purchase Price	2,274,210

Estimated fair value of assets acquired and liabilities assumed:
Cash	27,748
Accounts receivable	135,322
Inventories	80,320
Prepaid expenses and other assets	7,220
Property, plant and equipment	36,539
Deferred income taxes	13,067
Intangible assets	1,080,700
Other assets	897
Accounts payable	(21,819)
Accrued compensation	(27,861)
Accrued other	(13,977)
Deferred revenue	(198,265)
Other long-term liabilities	(3,572)
Accrued retirement benefits	(26,758)
Deferred tax liabilities	(319,612)
Goodwill	$1,504,261

(1)
Represents approximately 62.5 million new shares (plus cash in lieu of fractional shares) of NetScout common stock issued to the existing common unit holders of Newco based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share.

(2)
Represents the value of certain outstanding Danaher equity awards held by Newco Employees for which continuing employees will receive value after the Closing Date. A portion of this amount relates to awards that will continue to vest in Danaher shares after the Closing Date. These future compensation amounts will be settled in shares other than shares of the acquired business. The balance of this amount also represents future compensation expense and relates to a cash award to be paid by NetScout to acquired Newco employees on August 4, 2016. The cash payment by NetScout will be reimbursed by Danaher. These items are further described in the Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC and have been accounted for separately from the Communications Business Acquisition.

(3)
Represents the fair value attributable to the foreign entities that the Company did not obtain control over on July 14, 2015 due to regulatory and other compliance requirements. The Company expects to gain control over these entities in the next twelve months.

The Transaction is expected to extend the Company's reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities, strengthen the Company's go-to-market resources to better support a larger, more diverse and more global customer base, and increase scale and elevate the Company's strategic position within key accounts. Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $1.5 billion from the acquisition will be included within the following operating segments: $534.7 million in Arbor Networks, $792.9 million in Tektronix Communications, $57.0 million in VSS, and $119.7 million in FNET.  All reporting units resulting from the Transaction will be included in the Company’s annual goodwill impairment review.

Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.

The fair values of intangible assets were based on valuations using an income approach. These assumptions include estimates of future revenues associated with the technology purchased as part of the acquisition and the migration of the current technology to more advanced version of the software. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$221,900	9 - 13
Customer relationships	794,100	13 - 18
Backlog	18,200	1 - 3
Definite lived trademark and tradenames	43,900	3 - 9
Leasehold interest	2,600	4 - 6
	$1,080,700

The weighted average useful life of identifiable intangible assets acquired in the transaction is 14.7 years. Developed technology is amortized using an accelerated amortization method and has a weighted average useful life of 11.7 years. Customer relationships are amortized using an accelerated amortization method and have a weighted average useful life of 16.3 years. Backlog is amortized using an accelerated amortization method and has a weighted average useful life of 2.0 years. Trademarks and tradenames are amortized using an accelerated amortization method and has a weighted average useful life of 8.5 years. Leasehold interests are amortized on a straight-line basis and has a weighted average useful life of 5.6 years.

The Company incurred approximately $17.9 million of acquisition-related costs related to the transaction which are included in general and administrative expense during the six months ended September 30, 2015.

During the six months ended September 30, 2015, the Company has recorded $168.8 million of revenue and a net loss of $19.5 million directly attributable to the Transaction within its consolidated financial statements.

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and the Communications Business of Danaher for the three and six months ended September 30, 2015 and 2014, giving effect to the mergers as if they occurred on April 1, 2014 (in thousands, except per share data):

	Three Months Ended September 30, (unaudited)		Six Months Ended September 30, (unaudited)
	2015	2014	2015	2014
Pro forma revenue	$267,754	$268,897	$538,060	$559,009
Pro forma net income (loss)	$(11,773)	$(18,019)	$(30,683)	$(21,969)
Pro forma income (loss) per share:
Basic	$(0.12)	$(0.17)	$(0.30)	$(0.21)
Diluted	$(0.12)	$(0.17)	$(0.30)	$(0.21)
Pro forma shares outstanding
Basic	100,242	103,560	101,750	103,570
Diluted	100,242	103,560	101,750	103,570

The pro forma results for the three and six months ended September 30, 2015 and 2014 primarily include adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has five operating segments: (1) legacy NetScout, (2) Arbor Networks, (3) Tektronix Communications, (4) VSS and (5) FNET. At September 30, 2015 and March 31, 2015, goodwill attributable to the legacy NetScout reporting unit was $198.0 million and $197.4 million, respectively. Goodwill attributable to the newly acquired Arbor Networks, Tektronix Communications, VSS and FNET operating segments were $534.7 million, $793.3 million, $57.0 million, and $119.7 million, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the six months ended September 30, 2015 is due to the acquisition of the Communications Business of Danaher, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the six months ended September 30, 2015 are as follows (in thousands):

Balance at March 31, 2015	$197,445
Goodwill acquired during period	1,504,261
Foreign currency translation impact for the six months ended September 30, 2015	999
Balance at September 30, 2015	$1,702,705
Intangible Assets
The net carrying amounts of intangible assets were $1.1 billion and $50.2 million at September 30, 2015 and March 31, 2015, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at September 30, 2015 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$252,869	$(40,682)	$212,187
Customer relationships	832,628	(25,034)	807,594
Distributor relationships	1,626	(1,626)	—
Definite lived trademark and trade name	43,900	(1,655)	42,245
Core technology	7,162	(4,167)	2,995
Net beneficial leases	336	(336)	—
Non-compete agreements	287	(287)	—
Leasehold interest	2,600	(125)	2,475
Backlog	18,200	(2,028)	16,172
Other	1,095	(646)	449
	$1,160,703	$(76,586)	$1,084,117
Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2015 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$30,865	$(25,561)	$5,304
Customer relationships	38,498	(16,935)	21,563
Distributor relationships	1,585	(711)	874
Core technology	7,118	(3,660)	3,458
Non-compete agreements	280	(280)	—
Other	943	(562)	381
	$79,289	$(47,709)	$31,580
Amortization of software and core technology included as cost of product revenue was $14.8 million and $15.6 million for the three and six months ended September 30, 2015, respectively. Amortization of other intangible assets included as operating expense was $9.8 million and $10.7 million for the three and six months ended September 30, 2015, respectively.
Amortization of software and core technology included as cost of product revenue was $923 thousand and $1.9 million for the three and six months ended September 30, 2014, respectively. Amortization of other intangible assets included as operating expense was $856 thousand and $1.7 million for the three and six months ended September 30, 2014, respectively.
The following is the expected future amortization expense at September 30, 2015 for the years ending March 31 (in thousands):

2016 (remaining six months)	$55,306
2017	123,195
2018	109,157
2019	103,629
2020	96,114
Thereafter	596,716
$1,084,117
The weighted average amortization period of developed technology and core technology is 11.5 years. The weighted average amortization period for customer and distributor relationships is 16.1 years. The weighted average amortization period for trademarks and tradenames is 8.5 years. The weighted average amortization period for leasehold interests is 5.6 years. The weighted average amortization period for backlog is 2.0 years.

The weighted average amortization period for amortizing all intangible assets is 14.6 years.
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2015 and March 31, 2015 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2015	March 31, 2015	September 30, 2015	March 31, 2015	September 30, 2015	March 31, 2015
Derivatives Designated as Hedging Instruments:
Forward contracts	$19,159	$20,203	$34	$15	$416	$1,664

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2015	September 30, 2014	Location	September 30, 2015	September 30, 2014	Location	September 30, 2015	September 30, 2014
Forward contracts	$(527)	$(963)	Research and development	$38	$11	Research and development	$29	$38
			Sales and marketing	430	(143)	Sales and marketing	(7)	12
	$(527)	$(963)		$468	$(132)		$22	$50

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year $800,000,000 senior secured revolving credit facility, including a letter of credit sub-facility of up to $50,000,000. The Company may elect to use the new credit facility for working capital purposes or repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date.
Subsequent to entering into the Credit Agreement, the Company drew down $250 million to support general working capital requirements as well as to help finance the repurchase of the Company's common stock under its authorized 20 million share common stock repurchase plan. At September 30, 2015, $250 million was outstanding under this credit facility.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted LIBO rate plus 1%; or (b) such adjusted LIBO rate (for the interest period selected by the Company), in each case plus an applicable margin. For the initial period until the Company has delivered financial statements for the quarter ended March 31, 2016, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until the Company has delivered financial statements for the quarter ended March 31, 2016, the commitment fee will be 0.30% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.

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
Interest on Alternate Base Rate loans is payable at the end of each calendar quarter. Interest on LIBOR loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Credit Agreement at any time, without penalty, subject to certain notice requirements.
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
The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At September 30, 2015, the Company was in compliance with all of these covenants.

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
In connection with the Company’s new revolving credit facility described above, effective as of the Closing Date, the Company terminated its existing term loan and revolving credit facility pursuant to the Credit and Security Agreement, dated as of November 22, 2011, by and among the Company, KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto.
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $6.4 million as of September 30, 2015. The balance of $1.3 million is included as prepaid expenses and other current assets and a balance of $5.1 million was included as other assets in Company’s consolidated balance sheet.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has one contingent liability related to the acquisition of Simena, LLC (Simena) in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At September 30, 2015, the present value of the future consideration was $4.5 million.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 12 – PENSION BENEFIT PLANS
Certain of the Company's non-U.S. employees participate in certain noncontributory defined benefit pension plans acquired in the acquisition. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2015 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$49	$—	$49	$—
Interest cost	75	—	75	—
Amortization of net loss	80	—	80	—
Net periodic pension cost	$204	$—	$204	$—

Expected Contributions
During the six months ended September 30, 2015, the Company did not make any contributions to its defined benefit pension plans. During the fiscal year ending March 31, 2016, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for company funding based on a percentage of compensation. Expense for all defined benefit pension and defined contribution plans amounted to $1.5 million and $2.8 million for the three and six months ended September 30, 2015, respectively.
NOTE 13 – TREASURY STOCK
On April 22, 2014, the Company's board of directors approved a stock repurchase program. This program authorized management to make additional repurchases of NetScout outstanding common stock of up to $100 million. Through September 30, 2015, the Company had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. The Company repurchased 67,752 shares for $2.8 million under this program during the six months ended September 30, 2015. At September 30, 2015, there were no shares of common stock that remained available to be purchased under this plan due to the approval of a new share repurchase program approved on May 19, 2015.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Company's planned acquisition of Danaher Corporation's (Danaher) Communications Business. This new program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Transaction and replaced the Company's previously existing open market stock repurchase program described above. For additional information regarding the acquisition of the Communications Business, see Note 7 above. Through September 30, 2015, the Company has repurchased 4,496,596 shares totaling $176.3 million in the open market under this stock repurchase plan. At September 30, 2015, 15,503,404 shares of common stock remained available to be purchased under the plan.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company withheld 157,771 shares for $5.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2015. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
NOTE 14 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(7,915)	$11,233	$(246)	$22,709
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	91,410	41,060	66,232	41,071
Dilutive common equivalent shares:
Weighted average stock options	—	11	—	14
Weighted average restricted stock units	—	581	—	647
Denominator for diluted net income per share - weighted average shares outstanding	91,410	41,652	66,232	41,732
Net income per share:
Basic net income (loss) per share	$(0.09)	$0.27	$—	$0.55
Diluted net income (loss) per share	$(0.09)	$0.27	$—	$0.54

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restricted stock units	557	—	579	—
Basic net income (loss) per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds.
NOTE 15 – INCOME TAXES
The Company's effective income tax rates were 78.1% and 37.9% for the three months ended September 30, 2015 and 2014, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended September 30, 2015 is higher than the effective rate for the three months ended September 30, 2014 primarily related to a decrease in profit before taxes due to Transaction related expenses recorded in the quarter and a change in the jurisdictional mix of earnings resulting from the Transaction.
Our effective tax rates were 99.0% and 39.6% for the six months ended September 30, 2015 and 2014, respectively. The effective tax rate is higher than the comparable period in the prior year primarily due to the decrease in profit before taxes due to Transaction related expenses recorded in the first six months of Fiscal 2016 and a change in the jurisdictional mix of earnings resulting from the Transaction.
NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under five operating segments that aggregate under one reportable segment. The consolidated financial information is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$195,169	$79,337	$273,442	$165,355
Europe	35,631	11,005	48,238	20,051
Asia	14,180	4,672	17,712	11,389
Rest of the world	16,130	8,585	22,461	14,656
	$261,110	$103,599	$361,853	$211,451
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

NOTE 17 - RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors also serves as an executive officer (under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act) of Danaher. As part of the split off of Danaher’s Communications Business and the Company’s subsequent acquisition of that business from Newco's shareholders, NetScout has entered into multiple transactions with Danaher which include: transitions services agreements, lease agreements, closing agreements, and compensation for post combination services provisions within the separation and distribution agreement. The Company has disclosed these transactions parenthetically within the financial statements.
A member of the Company’s Board of Directors also serves as a member of the board of directors for EMC, Corp. (EMC) and therefore, the Company considers sales to EMC to be a related party transaction.  The Company recognized $346 thousand in revenue from EMC during the six months ended September 30, 2015 in the ordinary course of business. Another member of the Company’s Board of Directors also serves as a Section 16 officer of State Street Corporation (State Street) and therefore, the Company considers sales to State Street to be a related party transaction.  The Company recognized $122 thousand in revenue from State Street during the six months ended September 30, 2015 in the ordinary course of business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Exchange Act and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors, including those referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015 and elsewhere in this quarterly report. These factors may cause our actual results to differ materially from any forward-looking statement.
Overview
We are an industry leader for real-time service assurance and cyber security solutions that are used in many of the most demanding service provider, enterprise and government networks. Our Adaptive Service Intelligence (ASI) technology continuously monitors the service delivery environment to identify performance issues and provides insight into network-based security threats, helping teams to quickly resolve issues that can cause business disruptions or impact user experience. We manufacture and market these products in integrated hardware and software solutions that are used by customers to help drive ROI on their network and broader IT initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security. We report revenues and income under five operating segments that aggregate under a single reportable segment. Substantially all of our identifiable assets are located in the United States.
We have been a technology innovator for three-plus decades since our founding in 1984. Our market-leading solutions change how organizations manage and optimize the delivery of business applications and services, assure user experience across global IP networks and help protect networks from unwanted security threats. Through both internal development and acquisitions, we have continually enhanced and expanded our product portfolio to meet the needs of organizations by providing solutions to manage dynamic network and application environments and by improving user experience by providing high-value analytics that help validate and assure service availability, quality and reliability.
Our mission is to enable enterprise and service providers to realize maximum benefit with minimal risk from technology advances, like IP convergence, network function virtualization (NFV), software defined networking (SDN), virtualization, cloud, mobility, bring your own device (BYOD), web, and the evolving Internet by managing the inherent complexity in a cost-effective manner.  Our ASI technology, which we have developed in support of this mission, has the potential of not only expanding our leadership in our core markets, but can also serve as a gateway for future intelligence solutions including cyber and business intelligence.
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
On July 14, 2015, we completed the acquisition of the Communications Business, which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher's data communications cable installation business and its communication service provider business. The Transaction was structured as a Reverse Morris Trust transaction whereby Danaher Corporation contributed its Communications Business to a new subsidiary, Potomac Holding, LLC (Newco). The total equity consideration was $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share.  The Transaction is expected to more than double NetScout's total addressable market to over $8 billion by extending its reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities, strengthen its go-to-market resources to better support a larger, more diverse and more global customer base, and increase NetScout's scale and elevate its strategic position within key accounts. For additional information regarding the Transaction, see Note 7 of our Notes to Consolidated Financial Statements.

Results Overview

NetScout’s financial results for the quarter ended September 30, 2015 include approximately two and one-half months of contribution from the Communications Business.

We continue to maintain strong liquidity. At September 30, 2015, we had cash, cash equivalents and marketable securities (current and non-current) of $351.4 million. This represents an increase of $86.5 million from March 31, 2015.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP net income and non-GAAP net income per diluted share. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, an adjustment for a delayed transfer entity, and the amortization of acquired intangible assets. Non-GAAP net income includes the foregoing adjustments and also removes expenses related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expenses, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2015 and 2014 (in thousands, except for per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP revenue	$261,110	$103,599	$361,853	$211,451
Product deferred revenue fair value adjustment	3,107	—	3,107	18
Service deferred revenue fair value adjustment	14,945	—	14,945	—
Delayed transfer entity adjustment	633	—	633	—
Amortization of acquired intangible assets	2,028	—	2,028	—
Non-GAAP revenue	$281,823	$103,599	$382,566	$211,469
GAAP net income (loss)	$(7,915)	$11,233	$(246)	$22,709
Product deferred revenue fair value adjustment	3,107	—	3,107	18
Service deferred revenue fair value adjustment	14,945	—	14,945	—
Inventory fair value adjustment	12,773	—	12,773	—
Share based compensation expense	7,503	4,495	12,098	7,797
Amortization of acquired intangible assets	26,678	1,779	28,245	3,575
Business development and integration expense	14,544	1,477	17,906	1,477
Compensation for post combination services	21,661	545	21,682	1,081
Restructuring reversals	(104)	—	(104)	—
Loss on extinguishment of debt	55	—	55	—
Acquisition related depreciation expense	1,177	—	1,177	—
Income tax adjustments	(50,868)	(2,908)	(54,420)	(4,818)
Non-GAAP net income	$43,556	$16,621	$57,218	$31,839
GAAP diluted net income (loss) per share	$(0.09)	$0.27	$—	$0.54
Per share impact of non-GAAP adjustments identified above	0.56	0.13	0.86	0.22
Non-GAAP diluted net income per share	$0.47	$0.40	$0.86	$0.76

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
The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 have not materially changed, other than the following:
The critical accounting policies entitled "Revenue Recognition" has been updated to reflect the combined policies of NetScout and the Communications Business.

Revenue Recognition
The Company exercises judgment and uses estimates in connection with determining the amounts of product and services revenues to be recognized in each accounting period.
The Company derives revenues primarily from the sale of network management tools and security solutions for carrier and enterprise customers, which include hardware, software and service offerings. The majority of the Company’s product sales consist of hardware products with embedded software that are essential to providing customers the intended functionality of the solutions. The Company also sells stand-alone software solutions to provide customers with enhanced functionality. In addition, the Company sells hardware bundled with a software license. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, fees are fixed or determinable and collection of the related receivable is reasonably assured. If any significant obligations to the customer remain post delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. Because many of the Company’s solutions are comprised of both hardware and more than incidental software components, the Company recognizes revenue in accordance with authoritative guidance on both hardware and software revenue recognition.
The Company’s service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support (PCS), and other professional services including consulting and training. The Company generally provides software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Consulting services are recognized upon delivery or completion of performance. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
Generally, the Company’s contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Multi-element arrangements are concurrent customer purchases of a combination of the Company’s product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, the Company allocates the total arrangement consideration to the multiple elements based on each element’s selling price compared to the total relative selling price of all the elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when VSOE or third party evidence (TPE) does not exist. The Company has established BESP for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. The Company reviews sales of the product elements on a quarterly basis and updates, when appropriate; it’s BESP for such elements to ensure that it reflects recent pricing experience. The Company has established VSOE for a majority of its services related to undelivered elements based on historical stand-alone sales or by the renewal rate offered to the customer. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its BESP for that deliverable.
For multi-element arrangements comprised only of software products and related services, the Company allocates a portion of the total arrangement consideration to the undelivered elements, primarily support agreements and training, using vendor-specific objective evidence of fair value for the undelivered elements. The remaining portion of the total arrangement consideration is allocated to the delivered software, referred to as the residual method. VSOE of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. The Company reviews the separate sales of the undelivered elements on a regular basis and updates, when appropriate, its VSOE of fair value for such elements to ensure that it reflects recent pricing experience. If the Company cannot objectively determine the VSOE of the fair value of any undelivered software element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized over the service period.
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
The Company’s products are distributed through its direct sales force and indirect distribution channels through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-in basis; that is, when the Company delivers the product to the reseller. The Company records consideration given to a reseller as a reduction of revenue to the extent the Company has recorded revenue from the reseller. With limited exceptions, the Company’s return policy does not allow product returns for a refund. Returns have been insignificant to date. The Company does not offer price protection to its resellers. In addition, the Company has a history of successfully collecting receivables from the resellers.
Three Months Ended September 30, 2015 and 2014
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended September 30, 2015, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the three months ended September 30, 2014, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$174,899	67%	$57,953	56%	$116,946	202%
Service	86,211	33	45,646	44	40,565	89%
Total revenue	$261,110	100%	$103,599	100%	$157,511	152%
Product. The 202%, or $116.9 million, increase in product revenue compared to the same period last year was primarily due to $131.0 million in additional revenue resulting from the acquisition of the Communications Business and a $2.4 million increase in revenue from our legacy service provider sector. This increase was partially offset by a $16.5 million decrease from our legacy general enterprise sector.
Going forward, we expect that the revenue mix in future quarters will likely be oriented toward service provider customers since the revenue from Tektronix Communications has historically been from the service provider sector. However, the timing and magnitude of certain projects will impact the quarterly revenue mix in any given quarter.
Service. The 89%, or $40.6 million, increase in service revenue compared to the same period last year was primarily related to $37.8 million in incremental service revenue associated with the acquisition of the Communications Business, as well as a $2.9 million increase in revenue from new maintenance contracts in our legacy NetScout business and renewals from a growing support base. We expect continued service revenue growth to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.

Total revenue by geography is as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
United States	$195,169	75%	$79,337	77%	$115,832	146%
International:
Europe	35,631	14	11,005	11	24,626	224%
Asia	14,180	5	4,672	4	9,508	204%
Rest of the world	16,130	6	8,585	8	7,545	88%
Subtotal international	65,941	25	24,262	23	41,679	172%
Total revenue	$261,110	100%	$103,599	100%	$157,511	152%
United States revenues increased 146%, or $115.8 million, compared to the same period last year, primarily due to a $120.4 million contribution from entities acquired as part of the Transaction, partially offset by a decrease within the legacy NetScout general enterprise sector in this region. The 172%, or $41.7 million, increase in international revenue compared to the same period last year is primarily due to a $48.3 million contribution from entities acquired as part of the Transaction, partially offset by a decrease across the service provider and general enterprise sectors. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
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

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$75,421	29%	$12,939	13%	$62,482	483%
Service	24,766	9	8,656	8	16,110	186%
Total cost of revenue	$100,187	38%	$21,595	21%	$78,592	364%
Gross profit:
Product $	$99,478	38%	$45,014	43%	$54,464	121%
Product gross profit %	57%		78%
Service $	$61,445	24%	$36,990	36%	$24,455	66%
Service gross profit %	71%		81%
Total gross profit $	$160,923		$82,004		$78,919	96%
Total gross profit %	62%		79%
Product. The 483%, or $62.5 million, increase in cost of product revenue was primarily due to the 202%, or $116.9 million, increase in product revenue during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. A majority of the increase in cost of product revenue was due $63.1 million in incremental costs related to our acquisition of the Communications Business. The product gross profit percentage decreased by twenty one percentage points to 57% during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The 121%, or $54.5 million, increase in product gross profit corresponds with the 202%, or $116.9 million, increase in product revenue, offset by the 483%, or $62.5 million, increase in cost of product revenue. Average headcount in manufacturing was 77 and 31 for the three months ended September 30, 2015 and 2014, respectively.
Service. There was a $16.1 million increase in cost of service revenue during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. This was primarily due to the $15.9 million increase in service cost related to the incremental revenue associated with the acquisition of the Communications Business. The service gross profit percentage decreased by ten percentage points to 71% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The 66%, or $24.5 million, increase in service gross profit corresponds with the 89%, or $40.6 million, increase in service revenue. Average service headcount was 497 and 165 for the three months ended September 30, 2015 and 2014, respectively.
Gross profit. Our gross profit increased 96%, or $78.9 million during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. This increase is attributable to our increase in revenue of 152%, or $157.5 million, partially offset by a 364%, or $78.6 million, increase in cost of revenue. The gross profit percentage decreased seventeen percentage points to 62% for the three months ended September 30, 2015 and the three months ended September 30, 2014.
Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Research and development	$65,896	25%	$19,241	18%	$46,655	242%
Sales and marketing	79,153	30	32,196	31	46,957	146%
General and administrative	41,301	16	11,067	11	30,234	273%
Amortization of acquired intangible assets	9,843	4	856	1	8,987	1,050%
Total operating expenses	$196,193	75%	$63,360	61%	$132,833	210%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 242%, or $46.7 million, increase in research and development expenses is due to a $47.6 million increase in incremental costs from the acquisition of the Communications Business. These increases were offset by a $817 thousand decrease in employee related expenses in the legacy NetScout business resulting from decreased compensation related items and other employee related costs. Average headcount in research and development was 1054 and 358 for the three months ended September 30, 2015 and 2014, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 146%, or $47.0 million, increase in total sales and marketing expenses was due to a $46.6 million increase in incremental costs related to the acquisition of the Communications Business. Average headcount in sales and marketing was 789 and 373 for the three months ended September 30, 2015 and 2014, respectively
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 273%, or $30.2 million, increase in general and administrative expenses was primarily due to a $16.8 million increase in incremental costs related to the acquisition of the Communications Business and $12.3 million increase of integration expenses. Average headcount in general and administrative was 204 and 122 for the three months ended September 30, 2015 and 2014, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, trademark and tradenames, and leasehold interest related to the acquisitions of the Communications Business, ONPATH Technologies, Inc. (ONPATH), Accanto, Simena, LLC (Simena), Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics) and Network General.
The 1,050%, or $9.0 million, increase in amortization of acquired intangibles assets was due to $8.3 million in amortization associated with the acquisition of the Communications Business of Danaher, as well as $753 thousand in the legacy NetScout business related to acceleration of the amortization of certain intangibles.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(828)	—%	$(543)	(1)%	$(285)	(52)%
The 52%, or $285 thousand, increase in interest and other expense was due to a $1.6 million increase in interest expense due to amounts drawn down on the credit facility entered into on July 14, 2015. This increase was partially offset by a $1.2 million increase due to a foreign currency gain, as well as a $74 thousand increase in interest income received on investments.
Income Tax Expense (Benefit). Our effective income tax rates were 78.1% and 37.9% for the three months ended September 30, 2015 and 2014, respectively.  Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended September 30, 2015 is higher than the comparable prior year period primarily related to a decrease in profit before taxes due to Transaction related expenses recorded in the quarter and a change in the jurisdictional mix of earnings resulting from the Transaction.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(28,183)	(11)%	$6,868	7%	$(35,051)	(510)%

Six Months Ended September 30, 2015 and 2014
Revenue
During the six months ended September 30, 2015, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the six months ended September 30, 2014, two direct customers accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$228,492	63%	$122,319	58%	$106,173	87%
Service	133,361	37%	89,132	42%	44,229	50%
Total revenue	$361,853	100%	$211,451	100%	$150,402	71%
Product. The 87%, or $106.2 million, increase in product revenue compared to the same period last year was primarily due to the $131.0 million additional revenue as a result of the acquisition of the Communications Business. This increase was partially offset by a $17.8 million decrease in revenue from our service provider sector and a $7.0 million decrease in revenue from our general enterprise sector.
Service. The 50%, or $44.2 million, increase in service revenue compared to the same period last year was primarily due to a $37.8 million increase from the expansion of our customer base due to the acquisition of the Communications Business and a $6.4 million increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base.
Total revenue by geography is as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
United States	$273,442	76%	$165,355	78%	$108,087	65%
International:
Europe	48,238	13	20,051	10	28,187	141%
Asia	17,712	5	11,389	5	6,323	56%
Rest of the world	22,461	6	14,656	7	7,805	53%
Subtotal international	88,411	24	46,096	22	42,315	92%
Total revenue	$361,853	100%	$211,451	100%	$150,402	71%
United States revenues increased 65%, or $108.1 million, primarily due to a $120.4 million increase from entities acquired as part of the Transaction, partially offset by a decrease within the legacy NetScout service provider sector. The 92%, or $42.3 million, increase in international revenue is primarily due to a $48.3 million increase from entities acquired as part of the Transaction, partially offset by a decrease across the service provider sector.

Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$87,919	24%	$26,705	13%	$61,214	229%
Service	33,564	9	17,486	8	16,078	92%
Total cost of revenue	$121,483	33%	$44,191	21%	$77,292	175%
Gross profit:
Product $	$140,573	39%	$95,614	45%	$44,959	47%
Product gross profit %	62%		78%
Service $	$99,797	28%	$71,646	34%	$28,151	39%
Service gross profit %	75%		80%
Total gross profit $	$240,370		$167,260		$73,110	44%
Total gross profit %	66%		79%
Product. The 229%, or $61.2 million, increase in cost of product revenue compared to the same period last year was mainly a result of the 87%, or $106.2 million increase in product revenue. A majority of the increase in cost of product revenue was due to a $63.1 million increase related to the incremental costs related to our acquisition of the Communications Business, as well as a $1.5 million increase in amortization of intangibles primarily due to the acceleration of intangibles in the legacy NetScout business. These increases were offset by a $3.7 million decrease in cost of goods sold for the legacy NetScout business. The product gross profit percentage decreased by sixteen percentage points to 62% during the six months ended September 30, 2015. Average headcount in manufacturing was 55 and 31for the six months ended September 30, 2015 and 2014, respectively.
Service. The 92%, or $16.1 million, increase in cost of service revenue compared to the same period last year was primarily due to a $15.9 million increase in incremental costs related to the acquisition of the Communications Business. The service gross profit percentage decreased by five percentage points to 75% for the six months ended September 30, 2015 when compared to the six months ended September 30, 2014. The 39%, or $28.2 million, increase in service gross profit corresponds with the 50%, or $44.2 million, increase in service revenue, partially offset by the 92%, or $16.1 million, increase in cost of services. Average service headcount was 338 and 163 for the six months ended September 30, 2015 and 2014, respectively.
Gross profit. Our gross profit increased 44%, or $73.1 million compared to the same period last year. This increase is attributable to our increase in revenue of 71% or $150.4 million, partially offset by a 175%, or $77.3 million, increase in cost of revenue. The gross profit percentage decreased by thirteen percentage points to 66% for the six months ended September 30, 2015 when compared to the six months ended September 30, 2014.
Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Research and development	$83,954	23%	$38,008	18%	$45,946	121%
Sales and marketing	117,245	33	69,468	33%	47,777	69%
General and administrative	51,400	14	19,820	9%	31,580	159%
Amortization of acquired intangible assets	10,652	3	1,718	1%	8,934	520%
Total operating expenses	$263,251	73%	$129,014	61%	$134,237	104%

Research and development. The 121%, or $45.9 million, increase in research and development expenses compared to the same period last year was due to a $47.4 million increase in incremental costs related to the acquisition of the Communications Business. This increase was offset by a $1.0 million decrease in compensation related expenses in the legacy NetScout business. Average headcount in research and development was 706 and 356 for the six months ended September 30, 2015 and 2014, respectively.
Sales and marketing. The 69%, or $47.8 million, increase in total sales and marketing expenses compared to the same period last year was due to a $46.6 million increase in incremental costs related to the acquisition of the Communications Business, a $2.4 million increase in expenses related to the NetScout user conference and sales kickoff event due primarily to higher attendance and related rebranding activity, and a $1.4 million increase in advertising expenses. These expenses were offset by a decrease of $4.0 million due to a decrease in commissions. Average headcount in sales and marketing was 579 and 372 for the six months ended September 30, 2015 and 2014, respectively.
General and administrative. The 159%, or $31.6 million, increase in general and administrative expenses compared to the same period last year was due to a $16.8 million increase in incremental costs related to the acquisition of the Communication Business and a $14.7 million increase in integration expenses in connection with the Transaction. Average headcount in general and administrative was 165 and 119 for the six months ended September 30, 2015 and 2014, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, trademark and tradenames, and leasehold interest related to the acquisitions of the Communications Business, ONPATH, Accanto, Simena, Replay, Psytechnics and Network General.
The 520%, or $8.9 million, increase in amortization of acquired intangibles assets were primarily due to $8.3 million in amortization related to the acquisition of the Communications Business, as well as $736 thousand in the legacy NetScout business related to acceleration of the depreciation of certain intangibles.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(974)	—%	$(674)	—%	$(300)	(45)%
The 45%, or $300 thousand, increase in interest and other expense was due to a $1.6 million increase in interest expense due to amounts drawn down on the credit facility entered into on July 14, 2015. This increase was partially offset by a $1.2 million increase due to a foreign currency gain, as well as a $127 thousand increase in interest income received on investments.
Income Tax Expense (Benefit). Our effective income tax rates were 99.0% and 39.6% for the six months ended September 30, 2015 and 2014, respectively. Generally, the effective tax rates differ from statutory rates due to the impact of the domestic production activities deduction, research and development credits if enacted, the impact of state taxes and income generated in jurisdictions that have a different rate than the U.S. statutory rate. The effective tax rate is higher than the comparable year primarily due to the decrease in profit before taxes due to acquisition related expenses recorded in the first six months of fiscal year 2016 and a change in the jurisdictional mix of earnings resulting from the acquisition.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(23,609)	(7)%	$14,863	7%	$(38,472)	(259)%

Off-Balance Sheet Arrangements

At September 30, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

We have one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At September 30, 2015, the fair value of the future consideration was $4.5 million.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2015	March 31, 2015
Cash and cash equivalents	$215,539	$104,893
Short-term marketable securities	103,138	101,392
Long-term marketable securities	32,708	58,572
Cash, cash equivalents and marketable securities	$351,385	$264,857
Cash, cash equivalents and marketable securities
At September 30, 2015, cash, cash equivalents and marketable securities (current and non-current) totaled $351.4 million, up $86.5 million from $264.9 million at March 31, 2015 due primarily to cash flow from the proceeds from issuance of debt in the amount of $244.6 million, cash acquired as part of the Transaction in the amount of $27.7 million, cash provided by operations of $6.9 million, partially offset by $185.0 million used to repurchase shares of our common stock and $9.1 million of cash used for capital expenditures.
Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At September 30, 2015, cash and short-term and long-term investments in the United States was $311.3 million, while cash held outside the United States was approximately $40.1 million.
Cash and cash equivalents were impacted by the following:

	Six months ended September 30,
	(Dollars in Thousands)
	2015	2014
Net cash provided by operating activities	$6,943	$28,990
Net cash provided by (used in) investing activities	$42,658	$(25,593)
Net cash provided by (used in) financing activities	$61,328	$(26,794)
Net cash provided by operating activities
Cash provided by operating activities was $6.9 million during the six months ended September 30, 2015, compared to $29.0 million of cash provided by operating activities during the six months ended September 30, 2014. This $22.1 million decrease was due in part to a $60.0 million increase in cash used from deferred revenue, a $33.4 million increase in cash used from prepaid expenses and other assets, $28.9 million increase in amounts used that are due from a related party as a result of the Transaction, a $23.0 million decrease from net income, and a $3.8 million decrease from accounts payable. These decreases were offset by a $42.0 million increase in depreciation and amortization, and a $42.0 million favorable impact from accounts receivable in the six months ended September 30, 2015 as compared to the six months ended September 30, 2014. Cash collections on accounts receivable was strong with days sales outstanding of 50 days at September 30, 2015 compared to 61 days at March 31, 2015 and 43 days at September 30, 2014. In addition, there was an $11.2 million increase from accrued compensation and other expenses. This was due largely to the timing of accruals and payments for compensation related items and legal and accounting related fees. There was a $10.0 million increase from inventories, a $7.5 million increase from amounts owed to related parties, a $6.6 million increase in deal related compensation, $4.3 million increase from share-based compensation expense, a $2.4 million increase from deferred income taxes and a $684 thousand increase from income taxes payable.
Net cash provided by (used in) investing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2015	2014
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(41,544)	$(57,790)
Proceeds from maturity of marketable securities	65,720	36,204
Purchase of fixed assets	(9,113)	(4,016)
Purchase of intangible assets	(152)	(92)
(Increase) decrease in deposits	(1)	101
Acquisition of businesses, net of cash acquired	27,748	0
	$42,658	$(25,593)

Cash provided by investing activities was up $68.3 million to $42.7 million during the six months ended September 30, 2015, compared to $25.6 million of cash used in investing activities in the six months ended September 30, 2014.
There was a $27.7 million increase in cash inflow related to cash acquired as part of the acquisition of the Communications Business.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of Fiscal 2016.
The overall increase in cash inflow from marketable securities related to a net increase in the proceeds from maturity of investments of $45.8 million during the six months ended September 30, 2015 when compared to the six months ended September 30, 2014.
Net cash provided by (used in) financing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2015	2014
Cash provided by (used in) financing activities included the following:
Issuance of common stock under stock plans	$1	$67
Payment of contingent consideration	—	0
Treasury stock repurchases	(184,995)	(30,894)
Proceeds from issuance of long-term debt, net of issuance costs	244,623	—
Excess tax benefit from share-based compensation awards	1,699	4,033
	$61,328	$(26,794)

Cash provided by financing activities was up $88.1 million to $61.3 million during the six months ended September 30, 2015, compared to $26.8 million of cash used in financing activities in the six months ended September 30, 2014.
On April 22, 2014, our board of directors approved a stock repurchase program. This program authorized management to make additional repurchases of our outstanding common stock of up to $100 million. Through September 30, 2015, we had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. The Company repurchased 67,752 shares for $2.8 million under this program during the three months ended June 30, 2015. At September 30, 2015, there were no shares of common stock that remained available to be purchased under the plan due to the approval of a new share repurchase program approved on May 19, 2015.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Company's acquisition of the Communications Business, which enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Transaction and replaces the Company's existing open market stock repurchase program described above. Through September 30, 2015, the Company has repurchased 4,496,596 shares totaling $176.3 million in the open market under this stock repurchase plan. At September 30, 2015, 15,503,404 shares of common stock remained available to be purchased under the plan. Future repurchases of shares will reduce our cash balance.
In addition, during the six months ended September 30, 2015 and 2014, we had withheld 157,771 and $226,526 shares from employees for tax withholding at a cost of $5.9 million and $10.0 million, respectively.
During the six months ended September 30, 2015, we received net proceeds in the amount of $244.6 million from long-term debt in connection with the drawdown on the loan on our new credit facility. The proceeds will be used to support the combined company's initial post-acquisition working capital needs as well as to execute on our share purchase plan.
We generated $1.7 million and $4.0 million during the six months ended September 30, 2015 and 2014, respectively, of excess tax benefits from share-based compensation awards.
Credit Facility
On July 14, 2015, we entered into the Credit Agreement. The Credit Agreement provides for a five-year $800,000,000 senior secured revolving credit facility, including a letter of credit sub-facility of up to $50,000,000. We may elect to use the new credit facility for working capital purpose or repurchase of common stock under our authorized 20 million share common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date.
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
In connection with our new revolving credit facility described above, effective as of the Closing Date, we terminated our existing term loan and revolving credit facility pursuant to the Credit and Security Agreement, dated as of November 22, 2011, by and among the Company, KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto.
During the second quarter, subsequent to completion of the acquisition, we drew down $250 million to support general working capital requirements as well as to help finance the repurchase of our common stock under our recently approved 20 million share common stock repurchase plan.
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
NetScout's Liquidity and Capital Resources After the Acquisition of the Communications Business
Due to the ongoing nature of the integration planning, there is no estimate of costs associated with achieving any of the projected synergies or the consolidation of any operations and systems as well as professional fees associated with these activities. Additionally, as part of the Transaction, NetScout and Newco entered into a Transition Services Agreement with

Danaher on July 14, 2015 (Transition Services Agreement), under which Danaher will provide the Communications Business specified support services and other assistance for a limited time following the closing of the Transaction.
We anticipate that our primary sources of liquidity for working capital and operating activities will be cash provided by operations, as well as the new Credit Agreement. We expect these sources of liquidity will be sufficient to fund working capital and capital expenditure requirements, including the significant one-time costs relating to the Transactions.
Recently Issued Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-15,"Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15). The guidance in the previously issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this standard in the second quarter of fiscal year 2016.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement to restate prior financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. We adopted this standard in the second quarter of fiscal year 2016.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU will be effective for us in our first quarter of fiscal year 2019. Early adoption is not permitted. This ASU allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of September 30, 2015, we owed $250 million on this loan with an interest rate of 1.96%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2015. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $490 thousand as of September 30, 2015.
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
As of September 30, 2015, we had foreign currency forward contracts with notional amounts totaling $19.2 million. The valuation of outstanding foreign currency forward contracts at September 30, 2015 resulted in an asset balance of $34 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $416 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2015, we had foreign currency forward contracts with notional amounts totaling $20.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2015 resulted in a liability balance of $1.7 million, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $15 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures

At September 30, 2015, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2015, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On July 14, 2015, we completed our acquisition of the Communications Business. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include these operations. We are continuing to integrate these acquired operations into our overall internal control over financial reporting process. There has been no other change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will continue to incur significant expenses and management will devote significant time in connection with the integration of the Communications Business.
We will continue to incur significant expenses in connection with the integration of the Communications Business, including integrating products and technology, personnel, information technology systems, accounting systems, suppliers, and channel partners of each business and implementing consistent standards, policies, and procedures, and may possibly be subject to material write downs in assets and charges to earnings. Further, our management team will devote significant time and attention to the integration efforts which may distract us from operating our ongoing business operations.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2015 - 7/31/2015	3,126,087	$38.90	3,126,087	16,873,913
8/1/2015 - 8/31/2015	1,465,733	39.77	1,370,509	15,503,404
9/1/2015 - 9/30/2015	53,838	35.60	—	15,503,404
Total	4,645,658	$39.14	4,496,596	15,503,404

(1)
We purchased an aggregate of 149,062 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase programs (our $100 million repurchase program authorized on April 22, 2014 and our 20 million share repurchase program authorized on May 19, 2015).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits

(a)	Exhibits

2.3
Closing Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation, Potomac Holding LLC, RS Merger Sub I, Inc., and RS Merger Sub II, LLC (filed as Exhibit 2.3 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

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

10.1
Tax Matters Agreement dated July 14, 2015 by and among Danaher Corporation, NetScout Systems, Inc. and Potomac Holding LLC (filed as Exhibit 10.1 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.2
Transition Services Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.3
Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.3 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.4
Intellectual Property Cross-License Agreement dated July 14, 2015 by and between Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.4 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.5
Credit Agreement, dated as of July 14, 2015, by and among: NetScout Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the Lenders party thereto (filed as Exhibit 10.5 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.6
NetScout Systems, Inc. 2007 Equity Incentive Plan, as amended (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, SEC File No. 000-26251, filed with the Commission on July 28, 2015 and incorporated herein by reference).

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

NETSCOUT SYSTEMS, INC.

Date: November 5, 2015	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2015	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.3
Closing Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation, Potomac Holding LLC, RS Merger Sub I, Inc., and RS Merger Sub II, LLC (filed as Exhibit 2.3 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

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

10.1
Tax Matters Agreement dated July 14, 2015 by and among Danaher Corporation, NetScout Systems, Inc. and Potomac Holding LLC (filed as Exhibit 10.1 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.2
Transition Services Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.3
Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.3 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.4
Intellectual Property Cross-License Agreement dated July 14, 2015 by and between Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.4 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.5
Credit Agreement, dated as of July 14, 2015, by and among: NetScout Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the Lenders party thereto (filed as Exhibit 10.5 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.6
NetScout Systems, Inc. 2007 Equity Incentive Plan, as amended (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, SEC File No. 000-26251, filed with the Commission on July 28, 2015 and incorporated herein by reference).

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