Form 10-Q
period 2015-12-31
NETSCOUT SYSTEMS INC
filed 2016-02-02
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 27, 2016 was 98,570,412.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$230,521	$104,893
Marketable securities	127,751	101,392
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $4,720 and $173 at December 31, 2015 and March 31, 2015, respectively	244,957	82,226
Inventories	63,427	12,130
Prepaid income taxes	37,795	1,393
Deferred income taxes	—	21,755
Prepaid expenses and other current assets (related party balances of $28,733 and $0, respectively)	49,421	13,495
Total current assets	753,872	337,284
Fixed assets, net	58,663	23,864
Goodwill	1,693,876	197,445
Intangible assets, net	1,075,532	50,180
Deferred income taxes	27,435	—
Long-term marketable securities	17,961	58,572
Other assets	7,775	1,704
Total assets	$3,635,114	$669,049
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $5,009 and $0, respectively)	$52,660	$13,077
Accrued compensation	100,817	36,553
Accrued other	23,828	14,474
Income taxes payable	—	107
Deferred revenue and customer deposits	255,822	123,422
Total current liabilities	433,127	187,633
Other long-term liabilities	2,291	1,995
Deferred tax liability	330,254	10,639
Accrued long-term retirement benefits	28,977	1,587
Long-term deferred revenue and customer deposits	56,570	26,961
Long-term debt	250,000	—
Contingent liabilities, net of current portion	4,598	4,484
Total liabilities	1,105,817	233,299
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2015 and March 31, 2015	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 114,075,319 and 50,812,548 shares issued and 98,570,412 and 40,807,805 shares outstanding at December 31, 2015 and March 31, 2015, respectively	114	51
Additional paid-in capital	2,627,807	298,101
Accumulated other comprehensive loss	(3,688)	(4,645)
Treasury stock at cost, 15,504,907 and 10,004,743 shares at December 31, 2015 and March 31, 2015, respectively	(381,942)	(169,516)
Retained earnings	287,006	311,759
Total stockholders’ equity	2,529,297	435,750
Total liabilities and stockholders’ equity	$3,635,114	$669,049
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue:
Product	$209,124	$76,446	$437,616	$198,765
Service	98,555	46,387	231,916	135,519
Total revenue	307,679	122,833	669,532	334,284
Cost of revenue:
Product (related party balances of $8,736, $0, $16,464 and $0, respectively)	77,147	18,310	165,066	45,015
Service (related party balances of $2,225, $0, $4,717 and $0, respectively)	28,968	8,672	62,532	26,158
Total cost of revenue	106,115	26,982	227,598	71,173
Gross profit	201,564	95,851	441,934	263,111
Operating expenses:
Research and development (related party balances of $4,197, $0, $15,011 and $0, respectively)	65,131	18,864	149,085	56,872
Sales and marketing (related party balances of $3,650, $0, $12,728 and $0, respectively)	91,386	34,836	208,631	104,304
General and administrative (related party balances of $6,383, $0, $13,446 and $0, respectively)	30,973	13,391	82,477	33,211
Amortization of acquired intangible assets	11,249	821	21,901	2,539
Restructuring charges	572	0	468	0
Total operating expenses	199,311	67,912	462,562	196,926
Income (loss) from operations	2,253	27,939	(20,628)	66,185
Interest and other income (expense), net:
Interest income	189	95	519	298
Interest expense	(2,070)	(191)	(4,047)	(580)
Other expense, net (related party balances of $0, $0, $383 and $0, respectively)	(1,022)	(416)	(349)	(904)
Total interest and other expense, net	(2,903)	(512)	(3,877)	(1,186)
Income (loss) before income tax expense (benefit)	(650)	27,427	(24,505)	64,999
Income tax expense	23,857	9,798	248	24,661
Net income (loss)	$(24,507)	$17,629	$(24,753)	$40,338
Basic net income (loss) per share	$(0.25)	$0.43	$(0.32)	$0.98
Diluted net income (loss) per share	$(0.25)	$0.42	$(0.32)	$0.97
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	98,797	41,206	77,126	41,128
Net income (loss) per share - diluted	98,797	41,536	77,126	41,679
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income (loss)	$(24,507)	$17,629	$(24,753)	$40,338
Other comprehensive income (loss):
Cumulative translation adjustments	(568)	(1,290)	285	(3,397)
Changes in market value of investments:
Changes in unrealized losses	(125)	(75)	(67)	(54)
Total net change in market value of investments	(125)	(75)	(67)	(54)
Changes in market value of derivatives:
Changes in market value of derivatives, net of tax benefit of ($108), ($327), ($314) and ($595)	(180)	(597)	(492)	(1,068)
Reclassification adjustment for net gains included in net income, net of taxes of $60, $133, $718 and $115	99	214	1,231	195
Total net change in market value of derivatives	(81)	(383)	739	(873)
Other comprehensive income (loss)	(774)	(1,748)	957	(4,324)
Total comprehensive income (loss)	$(25,281)	$15,881	$(23,796)	$36,014
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2014	49,922,959	$50	$273,574	$2,772	8,757,175	$(117,802)	$250,567	$409,161
Net income							40,338	40,338
Unrealized net investment losses				(54)				(54)
Unrealized net losses on derivative financial instruments				(873)				(873)
Cumulative translation adjustments				(3,397)				(3,397)
Issuance of common stock pursuant to exercise of options	17,850	—	104					104
Issuance of common stock pursuant to vesting of restricted stock units	717,012	1						1
Stock-based compensation expense for restricted stock units granted to employees			11,299					11,299
Issuance of common stock under employee stock purchase plan	59,897		2,760					2,760
Repurchase of treasury stock					743,063	(31,543)		(31,543)
Excess tax benefit from share-based compensation awards			4,322					4,322
Balance, December 31, 2014	50,717,718	$51	$292,059	$(1,552)	9,500,238	$(149,345)	$290,905	$432,118

	Common stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2015	50,812,548	$51	$298,101	$(4,645)	10,004,743	$(169,516)	$311,759	$435,750
Net income (loss)							(24,753)	(24,753)
Unrealized net investment losses				(67)				(67)
Unrealized net gains on derivative financial instruments				739				739
Cumulative translation adjustments				285				285
Issuance of common stock pursuant to exercise of options	216,547	—	—					—
Issuance of common stock pursuant to vesting of restricted stock units	463,744	1						1
Stock-based compensation expense for restricted stock units granted to employees			19,343					19,343
Issuance of common stock under employee stock purchase plan	82,836	—	3,028					3,028
Repurchase of treasury stock					5,500,164	(212,426)		(212,426)
Issuance of shares related to the acquisition of the Communications Business of Danaher	62,499,644	62	2,305,549					2,305,611
Excess tax benefit from share-based compensation awards			1,786					1,786
Balance, December 31, 2015	114,075,319	$114	$2,627,807	$(3,688)	15,504,907	$(381,942)	$287,006	$2,529,297
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(24,753)	$40,338
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	97,668	14,449
Loss on disposal of fixed assets	131	536
Deal related compensation expense and accretion charges	6,690	114
Share-based compensation expense associated with equity awards	20,400	11,947
Net change in fair value of contingent and contractual liabilities	—	(9)
Deferred income taxes	6,981	2,151
Other losses	8	84
Changes in assets and liabilities
Accounts receivable and unbilled costs	(26,534)	(22,973)
Due from related party	(5,777)	—
Inventories	5,167	1,359
Prepaid expenses and other assets	(36,343)	(143)
Accounts payable	13,670	(700)
Accrued compensation and other expenses	35,236	10,132
Due to related party	(4,329)	—
Income taxes payable	(107)	(791)
Deferred revenue	(31,510)	828
Net cash provided by operating activities	56,598	57,322
Cash flows from investing activities:
Purchase of marketable securities	(74,667)	(78,547)
Proceeds from maturity of marketable securities	88,852	61,189
Purchase of fixed assets	(14,007)	(8,630)
Purchase of intangible assets	(154)	(131)
(Increase) decrease in deposits	(25)	103
Acquisition of businesses, net of cash acquired	27,701	—
Collection of contingently returnable consideration	8,750	—
Capitalized software development costs	(1,148)	—
Net cash provided by (used in) investing activities	35,302	(26,016)
Cash flows from financing activities:
Issuance of common stock under stock plans	1	105
Treasury stock repurchases	(212,426)	(31,543)
Proceeds from issuance of long-term debt, net of issuance costs	244,623	—
Excess tax benefit from share-based compensation awards	1,786	4,322
Net cash provided by (used in) financing activities	33,984	(27,116)
Effect of exchange rate changes on cash and cash equivalents	(256)	438
Net increase in cash and cash equivalents	125,628	4,628
Cash and cash equivalents, beginning of period	104,893	102,076
Cash and cash equivalents, end of period	$230,521	$106,704
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$1,855	$940
Additions to property, plant and equipment included in accounts payable	$316	$380
Debt issuance costs settled through the issuance of additional debt	$5,377	$—
Gross decrease in contractual liability relating to fair value adjustment	$—	$(49)
Gross increase in contingent consideration liability relating to fair value adjustment	$—	$40
Gross increase in contingently returnable consideration asset relating to fair value adjustment	$3,676	$—
Issuance of common stock under employee stock plans	$3,028	$2,760
Purchase consideration	$2,276,235	$—
Contingently returnable consideration	$29,376	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under United States generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On July 14, 2015, we completed the acquisition of the Communications Business (the Communications Business) of Danaher Corporation (Danaher) which is more fully described in Note 7 below. This transaction was recorded using the acquisition method of accounting; accordingly, the financial results of the acquisition are included in the accompanying unaudited consolidated financial statements for the periods subsequent to the acquisition.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Fiscal Year End
The fiscal year end of NetScout and the entities acquired as part of the Communications Business ends on March 31st. Netscout’s quarters end on the last calendar day of the months of June, September and December. The fiscal year 2016 quarter end dates of the entities acquired as part of the Communications Business are October 2nd and December 31st. The Company does not adjust for the difference in fiscal periods between the acquired entities and itself, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02. References herein to Fiscal 2016, 2015 and 2014 refer to the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, (ASU 2015-17), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Company adopted this standard prospectively in the third quarter of fiscal year 2016 as early adoption was permitted and prior periods were not retrospectively adjusted.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which eliminates the requirement to restate prior financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The Company adopted this standard in the second quarter of fiscal year 2016 as early adoption was permitted.
In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). The guidance in the previously issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard in the second quarter of fiscal year 2016 as early adoption was permitted.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU will be effective for the Company in the first quarter of its fiscal year 2019. Early adoption is not permitted. This ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2015, no direct customer or indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2015, one direct customer accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2015, one direct customer accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of total revenue for such periods.
During the three and nine months ended December 31, 2014, no direct customer or indirect channel partner accounted for more than 10% of the Company's total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has a receivable from Danaher in the amount of $28.7 million that represents a concentration of credit risk at December 31, 2015.
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
NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Cost of product revenue	$196	$85	$465	$238
Cost of service revenue	721	294	1,848	836
Research and development	2,579	1,455	6,641	3,971
Sales and marketing	2,718	1,221	6,361	3,419
General and administrative	2,072	1,095	5,069	3,483
	$8,286	$4,150	$20,384	$11,947
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2015, employees purchased 82,836 shares under the ESPP and the value per share was $36.55.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2015 and March 31, 2015.

Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2015, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$110,917	$(21)	$110,896
Commercial paper	12,970	—	12,970
Corporate bonds	3,886	(1)	3,885
Total short-term marketable securities	127,773	(22)	127,751
U.S. government and municipal obligations	17,993	(32)	17,961
Total long-term marketable securities	17,993	(32)	17,961
Total marketable securities	$145,766	$(54)	$145,712
The following is a summary of marketable securities held by NetScout at March 31, 2015, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$88,651	$3	$88,654
Commercial paper	5,093	2	5,095
Corporate bonds	7,644	(1)	7,643
Total short-term marketable securities	101,388	4	101,392
U.S. government and municipal obligations	56,683	8	56,691
Corporate bonds	1,880	1	1,881
Total long-term marketable securities	58,563	9	58,572
Total marketable securities	$159,951	$13	$159,964
Contractual maturities of the Company’s marketable securities held at December 31, 2015 and March 31, 2015 were as follows (in thousands):

	December 31, 2015	March 31, 2015
Available-for-sale securities:
Due in 1 year or less	$127,751	$101,392
Due after 1 year through 5 years	17,961	58,572
	$145,712	$159,964
NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2015 and March 31, 2015 (in thousands):

	Fair Value Measurements at
	December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$230,521	$—	$—	$230,521
U.S. government and municipal obligations	39,040	89,818	—	128,858
Commercial paper	—	12,970	—	12,970
Corporate bonds	3,885	—	—	3,885
Derivative financial instruments	—	9	—	9
Contingently returnable consideration	$—	$—	$16,687	$16,687
	$273,446	$102,797	$16,687	$392,930
LIABILITIES:
Contingent purchase consideration	$—	$—	$(7,234)	$(7,234)
Derivative financial instruments	—	(467)	—	(467)
	$—	$(467)	$(7,234)	$(7,701)

	Fair Value Measurements at
	March 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$104,893	$—	$—	$104,893
U.S. government and municipal obligations	46,564	98,781	—	145,345
Commercial paper	—	5,095	—	5,095
Corporate bonds	9,524	—	—	9,524
Derivative financial instruments	—	15	—	15
	$160,981	$103,891	$—	$264,872
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,484)	$(4,484)
Derivative financial instruments	—	(1,664)	—	(1,664)
	$—	$(1,664)	$(4,484)	$(6,148)
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
The Company's Level 3 asset and liability consist of contingently returnable consideration and contingent purchase consideration, respectively. The Company's contingently returnable consideration represents a contingent right of return from Danaher to reimburse NetScout for cash awards to be paid by NetScout to employees of the Communications Business transferred to Newco (as defined below) for post-combination services on various dates through August 4, 2016 as part of the acquisition of the Communications Business. The contingently returnable consideration is classified as Level 3 because the fair value of the asset was determined using assumptions developed by management in determining the estimated cash awards expected to be paid on August 4, 2016 after applying an assumed forfeiture rate. The contingently returnable consideration of $16.7 million, net of taxes as of December 31, 2015 is included as prepaid expenses and other current assets in the Company’s consolidated balance sheet. During the three months ended December 31, 2015, certain post combination cash retention payments have been disbursed. Danaher will reimburse the Company for those costs and NetScout will reimburse Danaher for the tax benefit. Because the right of offset has not been met, the Company recorded the gross amount of compensation as contingently returnable consideration and the tax benefit of $2.6 million as contingent purchase consideration. For additional information, see Note 7 of the Company's Notes to Consolidated Financial Statements.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended December 31, 2015 (in thousands):

	Contingent Purchase Consideration	Contingently Returnable Consideration
Balance at beginning of period	$(4,484)	$—
Increase in fair value and accretion expense (included within research and development expense)	(114)
Contingently returnable consideration		19,125
Increase in fair value		3,676
Gross presentation of contingently returnable consideration to contingent purchase consideration	(2,636)	2,636
Payment received		(8,750)
Balance at end of period	$(7,234)	$16,687
Deal related compensation expense and accretion charges related to the contingent consideration for the nine months ended December 31, 2015 was $114 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2015	March 31, 2015
Raw materials	$16,636	$6,134
Work in process	661	17
Finished goods	46,130	5,979
	$63,427	$12,130

NOTE 7 - ACQUISITIONS
On July 14, 2015 (Closing Date), the Company completed the acquisition of the Communications Business, which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher's data communications cable installation business and its communication service provider business. The acquisition was structured as a Reverse Morris Trust transaction (the Transaction) whereby Danaher contributed its Communications Business to a new subsidiary, Potomac Holding LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. On the Closing Date, the Company did not gain control over certain foreign entities due to regulatory and other compliance requirements (Delayed Close Entities). The Company closed on the acquisition of these Delayed Close Entities on October 7, 2015.
The Transaction is being accounted for under the acquisition method of accounting with the operations of the Communications Business included in the Company’s operating results from the relevant date of acquisition. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary determination of the fair value of assets acquired and liabilities assumed has been recognized based on management's estimates and assumptions using the information about facts and circumstances that existed at the acquisition date.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Transaction will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below. During the three months ended December 31, 2015, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed on July 14, 2015 as a result of new information obtained about the facts and circumstances that existed as of the acquisition date. The table below, which summarizes the allocation of the purchase price for the entities acquired on July 14, 2015, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in an increase in equity consideration for replacement awards of $3.7 million, an increase in accounts receivable of $0.4 million, an increase in inventory of $0.2 million, a decrease in prepaid expenses and other assets of $0.4 million, an increase in property, plant and equipment of $0.3 million, an increase in accounts payable of $0.1 million, an increase in accrued expenses of $0.4 million, a decrease in deferred revenue of $6.3 million and an overall decrease in goodwill of $10.0 million. This change to the provisional amounts of fair value of the assets and liabilities assumed had no impact on the Statement of Operations for the period ended September 30, 2015 or December 31, 2015.
During the three months ended December 31, 2015, the Company determined that the accounts receivable, accounts payable, accrued expenses and goodwill balances of the acquired entities reported in the Company’s unaudited interim consolidated financial statements for the period ended September 30, 2015 were overstated and deferred revenue was understated. The affected balances were revised in the unaudited interim consolidated financial statements for the period ended December 31, 2015. These revisions correct the immaterial errors identified. The revision resulted in accounts receivable decreasing by $0.1 million, accounts payable decreasing by $0.7 million, accrued expenses decreasing by $3.9 million, deferred revenue increasing $1.5 million and an overall decrease in goodwill of $3.0 million. There was no impact to the Statement of Operations for the period ended September 30, 2015 or December 31, 2015.
In connection with the Transaction, under the Employee Matters Agreement dated July 14, 2015 by and among the Company, Danaher and Newco, Danaher will fund certain contracts under which employees will provide post-combination services to the Company.

1)
For any outstanding Danaher restricted stock units or stock options held by employees of the Communications Business transferred to Newco (Newco Employees) that vested from July 14, 2015 through August 4, 2015, the awards continued to vest in Danaher shares. These awards met the definition of a derivative under ASC 815 and as such, the Company determined the fair value of these awards on July 14, 2015 and recorded them separate from the business combination as prepaid compensation. The derivative was amortized into compensation expense through August 4, 2015, the post combination requisite settlement date. The total amount of compensation expense for post combination services recorded for the three and nine months ended December 31, 2015 was $0.0 million and $6.5 million, respectively.

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee’s cancelled Danaher equity award and up to $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award will become payable on the August 4, 2016, subject to the employee’s continued employment with NetScout through the applicable vesting date of August 4, 2016. Danaher will reimburse NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability will be accounted for separately from the business combination as the cash retention award is automatically forfeited upon termination of employment. NetScout will record the cash retention award liability over the period it is earned as compensation expense for post combination services. The reimbursement by Danaher to NetScout of the estimated cash retention award payment represents contingently returnable consideration, which will be accounted for separately from the business combination on the date of the acquisition. At December 31, 2015, the Company has recorded a receivable from Danaher in the amount of $8.4 million, net of tax and is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. At December 31, 2015, the Company has recorded a cash retention award liability of $5.4 million and is included as accrued compensation in Company’s consolidated balance sheet. For the three and nine months ended December 31, 2015, $2.8 million and $5.4 million has been recorded as compensation expense for post combination services, respectively.

3)
Newco Employees that were entitled to receive an incentive bonus under the Danaher annual bonus plan and who continued to be employed by NetScout through December 31, 2015 will receive a cash incentive bonus payment. The cash incentive bonus liability will be accounted for separately from the business combination as the cash incentive bonus is automatically forfeited upon termination of employment. NetScout will record the liability over the period it is earned as compensation expense for post combination services. The payment of the cash retention award is reimbursable by Danaher to NetScout, which is accounted for separately from the business combination on the date of the acquisition. At December 31, 2015, the Company has a receivable due from Danaher in the amount of $556 thousand and is included as prepaid expenses and other current assets in the Company’s consolidated balance sheet. At December 31, 2015, the Company has recorded a cash incentive bonus liability of $9.3 million and is included as accrued compensation in the Company’s consolidated balance sheet. For the three and nine months ended December 31, 2015, $5.2 million and $9.3 million has been recorded as compensation expense for post combination services.

4)
Certain Newco Employees received cash retention payments that were subject to the employee’s continued employment with NetScout through October 16, 2015, ninety (90) days after the close of the acquisition. The cash retention payment liability will be accounted for separately from the business combination as the cash retention payment is automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post combination services. The payment of the cash retention award will be reimbursed by Danaher to NetScout, which will be accounted for separately from the business combination on the date of the acquisition. At December 31, 2015, the Company has recorded a receivable due from Danaher in the amount of $7.8 million, and is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. At December 31, 2015, the Company has recorded the tax effect of the cash retention award of $2.6 million, which is included as accounts payable in the Company’s consolidated balance sheet. For the three and nine months ended December 31, 2015, $1.1 million and $7.8 million has been recorded as compensation expense for post combination services, respectively.

The following table summarizes the allocation of the purchase price for the entities acquired on July 14, 2015 (in thousands):

Purchase Price Allocation:
Total equity consideration	$2,299,911	(1)
Less: Equity consideration for replacement awards	(29,376)	(2)
Estimated Purchase Price	2,270,535

Estimated fair value of assets acquired and liabilities assumed:
Cash	27,701
Accounts receivable	135,607
Inventories	80,532
Prepaid expenses and other assets	6,715
Property, plant and equipment	36,819
Deferred income taxes	13,067
Intangible assets	1,080,700
Other assets	999
Accounts payable	(21,217)
Accrued compensation	(24,737)
Accrued other	(13,438)
Deferred revenue	(193,478)
Other long-term liabilities	(3,615)
Accrued retirement benefits	(26,828)
Deferred tax liabilities	(319,612)
Goodwill	$1,491,320

(1)
Represents approximately 62.5 million new shares (plus cash in lieu of fractional shares) of NetScout common stock issued to the existing common unit holders of Newco based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share, less the fair value attributable to the foreign entities that the Company did not obtain control over on July 14, 2015 due to regulatory and other compliance requirements.

(2)
Represents the value of certain outstanding Danaher equity awards held by Newco Employees for which continuing employees will receive value after the Closing Date. A portion of this amount relates to awards that will continue to vest in Danaher shares after the Closing Date. These future compensation amounts will be settled in shares other than shares of the acquired business. The balance of this amount also represents future compensation expense and relates to cash awards to be paid by NetScout to acquired Newco employees on August 4, 2016. The cash payments by NetScout will be reimbursed by Danaher. These items are further described in the Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC and have been accounted for separately from the Communications Business Acquisition.

The following table summarizes the allocation of the purchase price for the Delayed Close Entities acquired on October 7, 2015 (in thousands):

Purchase Price Allocation:
Total equity consideration	$5,700	(1)
Estimated Purchase Price	$5,700

Estimated fair value of assets acquired and liabilities assumed:
Accounts receivable	$110
Inventories	78
Prepaid expenses and other assets	35
Property, plant and equipment	1,254
Other assets	281
Accounts payable	(8)
Accrued compensation	(824)
Accrued other	(176)
Deferred revenue	(65)
Other long-term liabilities	(126)
Goodwill	$5,141

(1)	Represents the fair value attributable to the Delayed Close Entities that the Company obtained control over on October 7, 2015.

The Transaction is expected to extend the Company's reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities, strengthen the Company's go-to-market resources to better support a larger, more diverse and more global customer base, and increase scale and elevate the Company's strategic position within key accounts. Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $1.5 billion from the acquisition will be included within the following operating segments: $533.1 million in Arbor Networks, $784.8 million in Tektronix Communications, $57.0 million in VSS, and $121.5 million in FNET.  All reporting units resulting from the Transaction will be included in the Company’s annual goodwill impairment review.

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

The Company incurred approximately $23.7 million of acquisition-related costs related to the transaction during the nine months ended December 31, 2015.

During the nine months ended December 31, 2015, the Company has recorded $331.5 million of revenue and a net loss of $49.1 million directly attributable to the Transaction within its consolidated financial statements.

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and the Communications Business of Danaher for the three and nine months ended December 31, 2015 and 2014, giving effect to the Transaction as it they occurred on April 1, 2014 (in thousands, except per share data):

	Three Months Ended December 31, (unaudited)		Nine Months Ended December 31, (unaudited)
	2015	2014	2015	2014
Pro forma revenue	$307,679	$318,368	$845,739	$877,377
Pro forma net income (loss)	$(24,507)	$2,522	$(55,190)	$(8,994)
Pro forma income (loss) per share:
Basic	$(0.25)	$0.02	$(0.55)	$(0.09)
Diluted	$(0.25)	$0.02	$(0.55)	$(0.09)
Pro forma shares outstanding
Basic	98,797	103,706	100,762	103,616
Diluted	98,797	104,036	100,762	103,616

The pro forma results for the three and nine months ended December 31, 2015 and 2014 primarily include adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has five operating segments: (1) legacy NetScout, (2) Arbor Networks, (3) Tektronix Communications, (4) VSS and (5) FNET. At December 31, 2015 and March 31, 2015, goodwill attributable to the legacy NetScout reporting unit was $197.5 million and $197.4 million, respectively. Goodwill attributable to the newly acquired Arbor Networks, Tektronix Communications, VSS and FNET operating segments were $533.1 million, $784.8 million, $57.0 million, and $121.5 million, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the nine months ended December 31, 2015 is due to the acquisition of the Communications Business of Danaher, deferred revenue adjustments, change in assumptions for assumed liabilities and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

The changes in the carrying amount of goodwill for the nine months ended December 31, 2015 are as follows (in thousands):

Balance at March 31, 2015	$197,445
Goodwill acquired during the quarter ended September 30, 2015	1,504,261
Goodwill acquired during the quarter ended December 31, 2015 from Delayed Close Entities	5,141
Deferred revenue adjustments	(6,490)
Change in assumptions for assumed liabilities	(3,180)
Adjust tax effect on equity consideration	(3,271)
Foreign currency translation impact for the nine months ended December 31, 2015	(30)
Balance at December 31, 2015	$1,693,876
Intangible Assets
The net carrying amounts of intangible assets were $1.1 billion and $50.2 million at December 31, 2015 and March 31, 2015, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at December 31, 2015 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$252,852	$(55,191)	$197,661
Customer relationships	832,606	(34,092)	798,514
Distributor relationships	1,626	(1,626)	—
Definite lived trademark and trade name	43,900	(3,578)	40,322
Core technology	7,129	(4,393)	2,736
Net beneficial leases	336	(336)	—
Non-compete agreements	281	(281)	—
Leasehold interest	2,600	(271)	2,329
Backlog	18,200	(4,385)	13,815
Capitalized software	1,149	—	1,149
Other	1,093	(687)	406
	$1,161,772	$(104,840)	$1,056,932

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
Amortization of software and core technology included as cost of product revenue was $14.8 million and $30.3 million for the three and nine months ended December 31, 2015, respectively. Amortization of other intangible assets included as operating expense was $11.3 million and $22.0 million for the three and nine months ended December 31, 2015, respectively.
Amortization of software and core technology included as cost of product revenue was $905 thousand and $2.8 million for the three and nine months ended December 31, 2014, respectively. Amortization of other intangible assets included as operating expense was $858 thousand and $2.7 million for the three and nine months ended December 31, 2014, respectively.
The following is the expected future amortization expense at December 31, 2015 for the fiscal years ending March 31 (in thousands):

2016 (remaining three months)	$27,096
2017	123,477
2018	109,439
2019	103,911
2020	96,324
Thereafter	596,685
$1,056,932
The weighted average amortization period of developed technology and core technology is 11.5 years. The weighted average amortization period for customer and distributor relationships is 16.1 years. The weighted average amortization period for trademarks and tradenames is 8.5 years. The weighted average amortization period for leasehold interests is 5.6 years. The weighted average amortization period for backlog is 2.0 years. The weighted average amortization period for capitalized software is 4.0 years.
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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2015 and March 31, 2015 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Derivatives Designated as Hedging Instruments:
Forward contracts	$11,593	$20,203	$8	$15	$467	$1,664

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2015	December 31, 2014	Location	December 31, 2015	December 31, 2014	Location	December 31, 2015	December 31, 2014
Forward contracts	$(288)	$(924)	Research and development	$46	$1	Research and development	$39	$(46)
			Sales and marketing	113	(348)	Sales and marketing	—	(5)
	$(288)	$(924)		$159	$(347)		$39	$(51)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the nine months ended December 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2015	December 31, 2014	Location	December 31, 2015	December 31, 2014	Location	December 31, 2015	December 31, 2014
Forward contracts	$(806)	$(1,663)	Research and development	$132	$23	Research and development	$102	$148
			Sales and marketing	1,817	(333)	Sales and marketing	(21)	24
	$(806)	$(1,663)		$1,949	$(310)		$81	$172

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

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
Subsequent to entering into the Credit Agreement, the Company drew down $250 million to support general working capital requirements as well as to help finance the repurchase of the Company's common stock under its authorized 20 million share common stock repurchase plan. At December 31, 2015, $250 million was outstanding under this credit facility.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) a Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBO rate plus 1%; or (b) such adjusted LIBO rate (for the interest period selected by the Company), in each case plus an applicable margin. For the initial period until the Company has delivered financial statements for the quarter ended March 31, 2016, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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

The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At December 31, 2015, the Company was in compliance with all of these covenants.
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
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $6.1 million as of December 31, 2015. The balance of $1.4 million is included as prepaid expenses and other current assets and a balance of $4.7 million was included as other assets in Company’s consolidated balance sheet.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has one contingent liability related to the acquisition of Simena, LLC (Simena) in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At December 31, 2015, the present value of the future consideration was $4.6 million.
The Company has one contingent liability related to the acquisition of the Communications Business of Danaher in July 2015 and represents the tax effected portion of the contingently returnable consideration. At December 31, 2015, the fair value of the future consideration to be paid to Danaher was $2.6 million. For additional information, see Note 7 of the Company's Notes to consolidated Financial Statements.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 12 – PENSION BENEFIT PLANS
Certain of the Company's non-U.S. employees participate in certain noncontributory defined benefit pension plans acquired in the Communications Business acquisition. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$49	$—	$98	$—
Interest cost	75	—	150	—
Amortization of net loss	80	—	160	—
Net periodic pension cost	$204	$—	$408	$—

Expected Contributions
During the nine months ended December 31, 2015, the Company did not make any contributions to its defined benefit pension plans. During the fiscal year ending March 31, 2016, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for company funding based on a percentage of compensation. Expense for all defined benefit pension and defined contribution plans amounted to $2.3 million and $5.1 million for the three and nine months ended December 31, 2015, respectively.
NOTE 13 – TREASURY STOCK
On April 22, 2014, the Company's board of directors approved a stock repurchase program. This program authorized management to make additional repurchases of NetScout outstanding common stock of up to $100 million. Through December 31, 2015, the Company had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. The Company repurchased 67,752 shares for $2.8 million under this program during the nine months ended December 31, 2015. At December 31, 2015, there were no shares of common stock that remained available to be purchased under this plan due to the approval of a new share repurchase program approved on May 19, 2015.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Company's acquisition of the Communications Business. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Transaction and replaced the Company's previously existing open market stock repurchase program described above. For additional information regarding the acquisition of the Communications Business, see Note 7 above. Through December 31, 2015, the Company has repurchased 5,196,596 shares totaling $201.0 million in the open market under this stock repurchase plan. At December 31, 2015, 14,803,404 shares of common stock remained available to be purchased under the plan.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company withheld 235,816 shares at a cost of $8.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2015. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 14 – NET INCOME PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(24,507)	$17,629	$(24,753)	$40,338
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	98,797	41,206	77,126	41,128
Dilutive common equivalent shares:
Weighted average stock options	—	7	—	11
Weighted average restricted stock units	—	323	—	540
Denominator for diluted net income per share - weighted average shares outstanding	98,797	41,536	77,126	41,679
Net income per share:
Basic net income (loss) per share	$(0.25)	$0.43	$(0.32)	$0.98
Diluted net income (loss) per share	$(0.25)	$0.42	$(0.32)	$0.97
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Restricted stock units	358	19	503	12
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds.
NOTE 15 – INCOME TAXES
The Company's effective income tax rates were 3,670.3% and 35.7% for the three months ended December 31, 2015 and 2014, respectively.  Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2015 is higher than the effective rate for the three months ended December 31, 2014 primarily related to a decrease in profit before taxes due to Transaction related expenses recorded in the quarter, increased research and development credits attributable to acquired companies and a change in the jurisdictional mix of earnings.
Our effective tax rates were 1.0% and 37.9% for the nine months ended December 31, 2015 and 2014, respectively. The effective tax rate is lower than the comparable period in the prior year primarily due to the decrease in profit before taxes due to Transaction related expenses recorded in the first nine months of fiscal year 2016, an increase in research and development tax credits attributable to acquired companies and a change in the jurisdictional mix of earnings.

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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
United States	$206,899	$88,905	$480,341	$254,260
Europe	50,765	16,981	99,003	37,032
Asia	21,625	8,075	39,337	19,464
Rest of the world	28,390	8,872	50,851	23,528
	$307,679	$122,833	$669,532	$334,284
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
NOTE 17 - RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors serves as an executive officer (under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act)) of Danaher. As part of the split off of Danaher’s Communications Business and the Company’s subsequent acquisition of that business from Newco's shareholders, NetScout has entered into multiple transactions with Danaher which include: transitions services agreements, lease agreements, closing agreements, and compensation for post combination services provisions within the separation and distribution agreement. The Company has disclosed these transactions parenthetically within the financial statements.
A member of the Company’s Board of Directors serves as a member of the board of directors for EMC, Corp. (EMC) and therefore, the Company considers sales to EMC to be a related party transaction.  The Company recognized $409 thousand in revenue from EMC during the nine months ended December 31, 2015 in the ordinary course of business. Another member of the Company’s Board of Directors also serves as a Section 16 officer of State Street Corporation (State Street) and therefore, the Company considers sales to State Street to be a related party transaction.  The Company recognized $254 thousand in revenue from State Street during the nine months ended December 31, 2015 in the ordinary course of business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Exchange Act and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors, including those referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015, our subsequent Quarterly Reports on Form 10-Q and elsewhere in this quarterly report. These factors may cause our actual results to differ materially from any forward-looking statement. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.
Overview
We are an industry leader for real-time service assurance and cyber security solutions that are used in many of the most demanding service provider, enterprise and government networks. Our Adaptive Service Intelligence (ASI) technology continuously monitors the service delivery environment to identify performance issues and provides insight into network-based security threats, helping teams to quickly resolve issues that can cause business disruptions or impact user experience. We manufacture and market these products in integrated hardware and software solutions that are used by customers to help drive return on investment on their network and broader information technology (IT) initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security. We report revenues and income under five operating segments that aggregate under a single reportable segment. Substantially all of our identifiable assets are located in the United States.
We have been a technology innovator for three-plus decades since our founding in 1984. Our solutions change how organizations manage and optimize the delivery of business applications and services, assure user experience across global internet protocol (IP) networks and help protect networks from unwanted security threats. Through both internal development and acquisitions, we have continually enhanced and expanded our product portfolio to meet the needs of organizations by providing solutions to manage dynamic network and application environments and by improving user experience by providing high-value analytics that help validate and assure service availability, quality and reliability.
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
On July 14, 2015, we completed the acquisition of the Communications Business, which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher's data communications cable installation business and its communication service provider business. The Transaction was structured as a Reverse Morris Trust transaction whereby Danaher Corporation contributed its Communications Business to a new subsidiary, Potomac Holding, LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share.  The Transaction is expected to more than double NetScout's total addressable market to over $8 billion by extending its reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities, strengthen its go-to-market resources to better support a larger, more diverse and more global customer base, and increase NetScout's scale and elevate its strategic position within key accounts. For additional information regarding the Transaction, see Note 7 of our Notes to Consolidated Financial Statements.
Results Overview

NetScout’s financial results for the nine months ended December 31, 2015 include approximately five and one-half months of contribution from the Communications Business.

We continue to maintain strong liquidity. At December 31, 2015, we had cash, cash equivalents and marketable securities (current and non-current) of $376.2 million. This represents an increase of $111.3 million from March 31, 2015.
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
The Company described non-GAAP operating cash flows on its earnings call. The non-GAAP operating cash flow includes a reimbursement for retention awards (contingently returnable consideration), paid to NetScout, for former Danaher employees of $8.8 million.
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

The following table reconciles revenue, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2015 and 2014 (in thousands, except for per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
GAAP revenue	$307,679	$122,833	$669,532	$334,284
Product deferred revenue fair value adjustment	4,959	—	8,066	18
Service deferred revenue fair value adjustment	18,371	—	33,316	—
Delayed transfer entity adjustment	—	—	633	—
Amortization of acquired intangible assets	2,357	—	4,385	—
Non-GAAP revenue	$333,366	$122,833	$715,932	$334,302
GAAP net income (loss)	$(24,507)	$17,629	$(24,753)	$40,338
Product deferred revenue fair value adjustment	4,959	—	8,066	18
Service deferred revenue fair value adjustment	18,371	—	33,316	—
Inventory fair value adjustment	9,485	—	22,258	—
Share based compensation expense	8,286	4,150	20,384	11,947
Amortization of acquired intangible assets	28,371	1,726	56,616	5,301
Business development and integration expense	5,763	4,698	23,669	6,175
Compensation for post combination services	8,887	312	30,569	1,393
Restructuring charges	572	—	468	—
Loss on extinguishment of debt	—	—	55	—
Acquisition related depreciation expense	1,356	—	2,533	—
Income tax adjustments	(4,299)	(3,909)	(58,719)	(8,727)
Non-GAAP net income	$57,244	$24,606	$114,462	$56,445
GAAP diluted net income (loss) per share	$(0.25)	$0.42	$(0.32)	$0.97
Per share impact of non-GAAP adjustments identified above	0.83	0.17	1.79	0.38
Non-GAAP diluted net income per share	$0.58	$0.59	$1.47	$1.35

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
The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 have not materially changed, other than the following:
The critical accounting policy entitled "Revenue Recognition" has been updated to reflect the combined policies of NetScout and the Communications Business.

Revenue Recognition
The Company exercises judgment and uses estimates in connection with determining the amounts of product and services revenues to be recognized in each accounting period.
The Company derives revenues primarily from the sale of network management tools and security solutions for carrier and enterprise customers, which include hardware, software and service offerings. The majority of the Company’s product sales consist of hardware products with embedded software that are essential to providing customers the intended functionality of the solutions. The Company also sells stand-alone software solutions to provide customers with enhanced functionality. In addition, the Company sells hardware bundled with a software license. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, fees are fixed or determinable and collection of the related receivable is reasonably assured. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. Because many of the Company’s solutions are comprised of both hardware and more than incidental software components, the Company recognizes revenue in accordance with authoritative guidance on both hardware and software revenue recognition.
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
Three Months Ended December 31, 2015 and 2014
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended December 31, 2015, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the three months ended December 31, 2014, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$209,124	68%	$76,446	62%	$132,678	174%
Service	98,555	32	46,387	38	52,168	112%
Total revenue	$307,679	100%	$122,833	100%	$184,846	150%
Product. The 174%, or $132.7 million, increase in product revenue compared to the same period last year was primarily due to $115.5 million in additional revenue resulting from the acquisition of the Communications Business and a $17.1 million increase in revenue from our legacy service provider sector in the United States.
Going forward, we expect that the revenue mix in future quarters will likely be oriented toward service provider customers since the revenue from Tektronix Communications has historically been from the service provider sector. However, the timing and magnitude of certain projects will impact the quarterly revenue mix in any given quarter.
Service. The 112%, or $52.2 million, increase in service revenue compared to the same period last year was primarily related to $47.2 million in incremental service revenue associated with the acquisition of the Communications Business, as well as a $4.5 million increase in revenue from new maintenance contracts in our legacy NetScout business and renewals from a growing support base. We expect continued service revenue growth to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.

Total revenue by geography is as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
United States	$206,899	67%	$88,905	72%	$117,994	133%
International:
Europe	50,765	17	16,981	14	33,784	199%
Asia	21,625	7	8,075	7	13,550	168%
Rest of the world	28,390	9	8,872	7	19,518	220%
Subtotal international	100,780	33	33,928	28	66,852	197%
Total revenue	$307,679	100%	$122,833	100%	$184,846	150%
United States revenues increased 133%, or $118.0 million, compared to the same period last year, primarily due to a $91.3 million contribution from entities acquired as part of the Transaction as well as an increase within the legacy NetScout service provider sector in this region. The 197%, or $66.9 million, increase in international revenue compared to the same period last year is primarily due to a $71.5 million contribution from entities acquired as part of the Transaction, partially offset by a decrease across the general enterprise sector within the legacy NetScout business. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
We expect that the combined legacy NetScout business and Communications Business will have a more balanced geography mix with approximately one third of our revenue coming from outside of North America.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$77,147	25%	$18,310	15%	$58,837	321%
Service	28,968	9	8,672	7	20,296	234%
Total cost of revenue	$106,115	34%	$26,982	22%	$79,133	293%
Gross profit:
Product $	$131,977	43%	$58,136	47%	$73,841	127%
Product gross profit %	63%		76%
Service $	$69,587	23%	$37,715	31%	$31,872	85%
Service gross profit %	71%		81%
Total gross profit $	$201,564		$95,851		$105,713	110%
Total gross profit %	66%		78%
Product. The 321%, or $58.8 million, increase in cost of product revenue was primarily due to the 174%, or $132.7 million, increase in product revenue during the three months ended December 31, 2015 when compared to the three months ended December 31, 2014. A majority of the increase in cost of product revenue was due $59.5 million in incremental costs related to our acquisition of the Communications Business. The product gross profit percentage decreased by thirteen percentage points to 63% during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. The 127%, or $73.8 million, increase in product gross profit corresponds with the 174%, or $132.7 million, increase in product revenue, offset by the 321%, or $58.8 million, increase in cost of product revenue. Average headcount in manufacturing was 92 and 33 for the three months ended December 31, 2015 and 2014, respectively.
Service. There was a $20.3 million increase in cost of service revenue during the three months ended December 31, 2015 when compared to the three months ended December 31, 2014. This was primarily due to the $18.2 million increase in service cost related to the incremental revenue associated with the acquisition of the Communications Business. The service gross profit percentage decreased by ten percentage points to 71% for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. The 85%, or $31.9 million, increase in service gross profit corresponds with the 112%, or $52.2 million, increase in service revenue. Average service headcount was 598 and 168 for the three months ended December 31, 2015 and 2014, respectively.
Gross profit. Our gross profit increased 110%, or $105.7 million during the three months ended December 31, 2015 when compared to the three months ended December 31, 2014. This increase is attributable to our increase in revenue of 150%, or $184.8 million, partially offset by a 293%, or $79.1 million, increase in cost of revenue. The gross profit percentage decreased twelve percentage points to 66% for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.
Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Research and development	$65,131	21%	$18,864	15%	$46,267	245%
Sales and marketing	91,386	30	34,836	28	56,550	162%
General and administrative	30,973	10	13,391	11	17,582	131%
Amortization of acquired intangible assets	11,249	4	821	1	10,428	1,270%
Total operating expenses	$198,739	65%	$67,912	55%	$130,827	193%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 245%, or $46.3 million, increase in research and development expenses is due to a $45.0 million increase in incremental costs from the acquisition of the Communications Business. These increases were offset by a $665 thousand decrease in compensation related items in the legacy NetScout business. Average headcount in research and development was 1,216 and 363 for the three months ended December 31, 2015 and 2014, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 162%, or $56.6 million, increase in total sales and marketing expenses was due to a $53.5 million increase in incremental costs related to the acquisition of the Communications Business and a $988 thousand increase in compensation related expenses in the legacy NetScout business. Average headcount in sales and marketing was 941 and 376 for the three months ended December 31, 2015 and 2014, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 131%, or $17.6 million, increase in general and administrative expenses was primarily due to a $16.0 million increase in incremental costs related to the acquisition of the Communications Business. Average headcount in general and administrative was 263 and 126 for the three months ended December 31, 2015 and 2014, respectively.

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
The 1,270%, or $10.4 million, increase in amortization of acquired intangibles assets was due to a $9.9 million increase in amortization associated with the acquisition of the Communications Business, as well as $568 thousand increase in the legacy NetScout business related to acceleration of the amortization of certain intangibles.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,903)	(1)%	$(512)	—%	$(2,391)	(467)%
The 467%, or $2.4 million, increase in interest and other expense was due to a $1.9 million increase in interest expense due to amounts drawn down on the credit facility entered into on July 14, 2015. In addition, there was a $626 thousand increase in foreign currency expense. These were partially offset by a $94 thousand increase in interest income received on investments.
Income Tax Expense. Our effective income tax rates were 3,670.3% and 35.7% for the three months ended December 31, 2015 and 2014, respectively.  Generally, the effective tax rate differs from statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2015 is higher than the comparable prior year period primarily related to a decrease in profit before taxes due to Transaction related expenses recorded in the quarter, an increase in research and development credits attributable to acquired companies and a change in the jurisdictional mix of earnings.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Income tax expense	$23,857	8%	$9,798	8%	$14,059	143%
Nine Months Ended December 31, 2015 and 2014
Revenue
During the nine months ended December 31, 2015, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the nine months ended December 31, 2014, no direct customer or channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$437,616	65%	$198,765	59%	$238,851	120%
Service	231,916	35%	135,519	41%	96,397	71%
Total revenue	$669,532	100%	$334,284	100%	$335,248	100%

Product. The 120%, or $238.9 million, increase in product revenue compared to the same period last year was primarily due to the $246.5 million additional revenue as a result of the acquisition of the Communications Business. This increase was partially offset by a $6.9 million decrease in revenue from our legacy general enterprise sector and a $776 thousand decrease in revenue from our legacy service provider sector.
Service. The 71%, or $96.4 million, increase in service revenue compared to the same period last year was primarily due to an $85.0 million increase from the expansion of our customer base due to the acquisition of the Communications Business and a $10.9 million increase in revenue from maintenance contracts in our legacy NetScout business due to increased new maintenance contracts and renewals from a growing support base.
Total revenue by geography is as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
United States	$480,341	72%	$254,260	76%	$226,081	89%
International:
Europe	99,003	15	37,032	12	61,971	167%
Asia	39,337	6	19,464	5	19,873	102%
Rest of the world	50,851	7	23,528	7	27,323	116%
Subtotal international	189,191	28	80,024	24	109,167	136%
Total revenue	$669,532	100%	$334,284	100%	$335,248	100%
United States revenues increased 89%, or $226.1 million, primarily due to a $211.7 million increase from entities acquired as part of the Transaction, as well as an increase within the legacy NetScout general enterprise sector in this region. The 136%, or $109.2 million, increase in international revenue is primarily due to a $119.8 million increase from entities acquired as part of the Transaction, partially offset by a decrease across the legacy general enterprise sector.
Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$165,066	25%	$45,015	13%	$120,051	267%
Service	62,532	9	26,158	8	36,374	139%
Total cost of revenue	$227,598	34%	$71,173	21%	$156,425	220%
Gross profit:
Product $	$272,550	41%	$153,750	46%	$118,800	77%
Product gross profit %	62%		77%
Service $	$169,384	25%	$109,361	33%	$60,023	55%
Service gross profit %	73%		81%
Total gross profit $	$441,934		$263,111		$178,823	68%
Total gross profit %	66%		79%
Product. The 267%, or $120.1 million, increase in cost of product revenue compared to the same period last year was mainly a result of the 120%, or $238.9 million increase in product revenue. A majority of the increase in cost of product revenue was primarily due to a $122.6 million increase related to the incremental costs related to our acquisition of the

Communications Business, as well as a $1.2 million increase in amortization of intangibles primarily due to the acceleration of intangibles in the legacy NetScout business. These increases were offset by a $2.5 million decrease in cost of goods sold for the legacy NetScout business as well as a $1.4 million decrease in obsolescence charges. The product gross profit percentage decreased by fifteen percentage points to 62% during the nine months ended December 31, 2015. Average headcount in manufacturing was 67 and 32 for the nine months ended December 31, 2015 and 2014, respectively.
Service. The 139%, or $36.4 million, increase in cost of service revenue compared to the same period last year was primarily due to a $34.1 million increase in incremental costs related to the acquisition of the Communications Business, as well as a $1.0 million increase in compensation related expenses in the NetScout Legacy business. The service gross profit percentage decreased by eight percentage points to 73% for the nine months ended December 31, 2015 when compared to the nine months ended December 31, 2014. The 55%, or $60.0 million, increase in service gross profit corresponds with the 71%, or $96.4 million, increase in service revenue, partially offset by the 139%, or $36.4 million, increase in cost of services. Average service headcount was 424 and 164 for the nine months ended December 31, 2015 and 2014, respectively.
Gross profit. Our gross profit increased 68%, or $178.8 million compared to the same period last year. This increase is attributable to our increase in revenue of 100% or $335.2 million, partially offset by a 220%, or $156.4 million, increase in cost of revenue. The gross profit percentage decreased by thirteen percentage points to 66% for the nine months ended December 31, 2015 when compared to the nine months ended December 31, 2014.
Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Research and development	$149,085	22%	$56,872	17%	$92,213	162%
Sales and marketing	208,631	32	104,304	31%	104,327	100%
General and administrative	82,477	12	33,211	10%	49,266	148%
Amortization of acquired intangible assets	21,901	3	2,539	1%	19,362	763%
Total operating expenses	$462,094	69%	$196,926	59%	$265,168	135%
Research and development. The 162%, or $92.2 million, increase in research and development expenses compared to the same period last year was due to a $92.6 million increase in incremental costs related to the acquisition of the Communications Business, offset by a $710 thousand decrease in consulting expenses in the legacy NetScout business. Average headcount in research and development was 876 and 358 for the nine months ended December 31, 2015 and 2014, respectively.
Sales and marketing. The 100%, or $104.3 million, increase in total sales and marketing expenses compared to the same period last year was due to a $98.7 million increase in incremental costs related to the acquisition of the Communications Business, a $2.2 million increase in expenses related to the NetScout user conference and sales kickoff event due primarily to higher attendance and related rebranding activity, a $2.0 million increase in advertising expenses, and a $1.2 million increase in integration expenses in connection with the Transaction. Average headcount in sales and marketing was 700 and 373 for the nine months ended December 31, 2015 and 2014, respectively.
General and administrative. The 148%, or $49.3 million, increase in general and administrative expenses compared to the same period last year was due to a $28.7 million increase in incremental costs related to the acquisition of the Communication Business, a $14.9 million increase in integration expenses in connection with the Transaction and a $1.3 million increase in legal expenses. Average headcount in general and administrative was 198 and 121 for the nine months ended December 31, 2015 and 2014, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, trademark and tradenames, and leasehold interest related to the acquisitions of the Communications Business, ONPATH, Accanto, Simena, Replay, Psytechnics and Network General.
The 763%, or $19.4 million, increase in amortization of acquired intangibles assets were primarily due to $18.1 million in amortization related to the acquisition of the Communications Business, as well as $1.3 million in the legacy NetScout business related to acceleration of the amortization of certain intangibles.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,877)	(1)%	$(1,186)	—%	$(2,691)	(227)%
The 227%, or $2.7 million, increase in interest and other expense was due to a $3.5 million increase in interest expense due to amounts drawn down on the credit facility entered into on July 14, 2015. This increase was partially offset by a $693 thousand increase due to a foreign currency gain, as well as a $221 thousand increase in interest income received on investments.
Income Tax Expense (Benefit). Our effective income tax rates were 1.0% and 37.9% for the nine months ended December 31, 2015 and 2014, respectively. Generally, the effective tax rate differs from the statutory tax rates due to the impact of the domestic production activities deduction, research and development credits, the impact of state taxes and income generated in jurisdictions that have a different rate than the U.S. statutory rate. The effective tax rate is lower than the comparable year primarily due to the decrease in profit before taxes due to Transaction related expenses recorded in the first nine months of fiscal year 2016, an increase in research and development tax credits attributable to acquired companies and a change in the jurisdictional mix of earnings.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2015		2014
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$248	—%	$24,661	7%	$(24,413)	(99)%

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

We have one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At December 31, 2015, the fair value of the future consideration was $4.6 million.
We have a contingent liability related to the acquisition of the Communications Business which represents the tax effected portion of the contingently returnable consideration. At December 31, 2015, the fair value of the future consideration to be paid to Danaher was $2.6 million.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2015	March 31, 2015
Cash and cash equivalents	$230,521	$104,893
Short-term marketable securities	127,751	101,392
Long-term marketable securities	17,961	58,572
Cash, cash equivalents and marketable securities	$376,233	$264,857
Cash, cash equivalents and marketable securities
At December 31, 2015, cash, cash equivalents and marketable securities (current and non-current) totaled $376.2 million, up $111.3 million from $264.9 million at March 31, 2015 due primarily to cash flow from the proceeds from issuance of debt in the amount of $244.6 million, cash provided by operations of $56.6 million, cash acquired as part of the Transaction in the amount of $27.7 million, partially offset by $212.4 million used to repurchase shares of our common stock and $14.1 million of cash used for capital expenditures.
Substantially all of our cash, cash equivalents and marketable securities are located in the United States. At December 31, 2015, cash and short-term and long-term investments in the United States was $320.4 million, while cash held outside the United States was approximately $55.8 million.
Cash and cash equivalents were impacted by the following:

	Nine months ended December 31,
	(Dollars in Thousands)
	2015	2014
Net cash provided by operating activities	$56,598	$57,322
Net cash provided by (used in) investing activities	$35,302	$(26,016)
Net cash provided by (used in) financing activities	$33,984	$(27,116)
Net cash provided by operating activities
Cash provided by operating activities was $56.6 million during the nine months ended December 31, 2015, compared to $57.3 million of cash provided by operating activities during the nine months ended December 31, 2014. This $724 thousand decrease was due in part to an $83.2 million increase in depreciation and amortization and a $25.1 million increase from accrued compensation and other expenses. The increase from accrued compensation and other expenses was due largely to the timing of accruals and payments for compensation related items and legal and accounting related fees. In addition, there was a $14.4 million increase from accounts payable, an $8.5 million increase from share-based compensation expense, a $6.6 million increase in deal related compensation, a $4.8 million increase in deferred income taxes and a $3.8 million increase from inventories. These increases were offset by a $65.1 million decrease from net income, a $36.2 million decrease from prepaid expenses and other assets, a $32.3 million decrease from deferred revenue, a $5.8 million decrease from amounts owed from related parties, a $4.3 million decrease from amounts that are due to a related party as a result of the Transaction and a $3.6 million unfavorable impact from accounts receivable in the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014. Days sales outstanding of 71 days at December 31, 2015 compared to 61 days at March 31, 2015 and 62 days at December 31, 2014.

Net cash provided by (used in) investing activities

	Nine months ended December 31,
	(Dollars in Thousands)
	2015	2014
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(74,667)	$(78,547)
Proceeds from maturity of marketable securities	88,852	61,189
Purchase of fixed assets	(14,007)	(8,630)
Purchase of intangible assets	(154)	(131)
(Increase) decrease in deposits	(25)	103
Acquisition of businesses, net of cash acquired	27,701	—
Collection of contingently returnable consideration	8,750	—
Capitalized software development costs	(1,148)	—
	$35,302	$(26,016)

Cash provided by investing activities was up $61.3 million to $35.3 million during the nine months ended December 31, 2015, compared to $26.0 million of cash used in investing activities in the nine months ended December 31, 2014.
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
The overall increase in cash inflow from marketable securities related to a net increase in the proceeds from maturity of investments of $27.7 million during the nine months ended December 31, 2015 when compared to the nine months ended December 31, 2014.
Net cash provided by (used in) financing activities

	Nine months ended December 31,
	(Dollars in Thousands)
	2015	2014
Cash provided by (used in) financing activities included the following:
Issuance of common stock under stock plans	$1	$105
Treasury stock repurchases	(212,426)	(31,543)
Proceeds from issuance of long-term debt, net of issuance costs	244,623	—
Excess tax benefit from share-based compensation awards	1,786	4,322
	$33,984	$(27,116)

Cash provided by financing activities was up $61.1 million to $34.0 million during the nine months ended December 31, 2015, compared to $27.1 million of cash used in financing activities in the nine months ended December 31, 2014.
On April 22, 2014, our board of directors approved a stock repurchase program. This program authorized management to make additional repurchases of our outstanding common stock of up to $100 million. Through December 31, 2015, we had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. The Company repurchased 67,752 shares for $2.8 million under this program during the three months ended June 30, 2015. At December 31, 2015, there were no shares of common stock that remained available to be purchased under the plan due to the approval of a new share repurchase program approved on May 19, 2015.

On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Company's acquisition of the Communications Business, which enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Transaction and replaces the Company's existing open market stock repurchase program described above. Through December 31, 2015, the Company has repurchased 5,196,596 shares totaling $201.0 million in the open market under this stock repurchase plan. At December 31, 2015, 14,803,404 shares of common stock remained available to be purchased under the plan. The Company announced that it intends to repurchase approximately $100 million shares of its common stock during the fourth quarter of its 2016 fiscal year pursuant to this repurchase program through open market repurchases pursuant to rule 10b5-1 under the Exchange Act. Such repurchases, and any future repurchases, will reduce our cash balance.
In addition, during the nine months ended December 31, 2015 and 2014, we had withheld 235,816 and 243,063 shares from employees for tax withholding at a cost of $8.6 million and $10.6 million, respectively.
During the nine months ended December 31, 2015, we received net proceeds in the amount of $244.6 million from long-term debt in connection with the drawdown on the loan on our new credit facility. The proceeds will be used to support the combined company's post-acquisition working capital needs as well as to execute on our share repurchase program.
We generated $1.8 million and $4.3 million during the nine months ended December 31, 2015 and 2014, respectively, of excess tax benefits from share-based compensation awards.
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
At our election, revolving loans under the Credit Agreement bear interest at either (a) a Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the federal funds effective rate, or (3) an adjusted one month LIBO rate plus 1%; or (b) such adjusted LIBO rate (for the interest period selected by us), in each case plus an applicable margin. For the initial period until we have delivered financial statements for the quarter ended March 31, 2016, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Base Rate loans, and thereafter the applicable margin will vary depending on its leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Base Rate loans and 1.25% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
During the second fiscal quarter of 2016, subsequent to completion of the Transaction, we drew down $250 million to support general working capital requirements as well as to help finance the repurchase of our common stock under our 20 million share common stock repurchase plan approved in May 2015.
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

Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, "Balance Sheet Classification of Deferred Taxes", (ASU 2015-17), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent. in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. We adopted this standard prospectively in the third quarter of fiscal year 2016 as early adoption was permitted and prior periods were not retrospectively adjusted.
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
In August 2015, the FASB issued ASU 2015-15,Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). The guidance in the previously issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this standard in the second quarter of fiscal year 2016.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU will be effective for us in our first quarter of fiscal year 2019. Early adoption is not permitted. This ASU allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of December 31, 2015, we owed $250 million on this loan with an interest rate of 2.18%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2015. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $545 thousand as of December 31, 2015.
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
As of December 31, 2015, we had foreign currency forward contracts with notional amounts totaling $11.6 million. The valuation of outstanding foreign currency forward contracts at December 31, 2015 resulted in an asset balance of $8 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $467 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2015, we had foreign currency forward contracts with notional amounts totaling $20.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2015 resulted in a liability balance of $1.7 million, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $15 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures

At December 31, 2015, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2015, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On July 14, 2015, we completed our acquisition of the Communications Business. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include these operations. We are continuing to integrate these acquired operations into our overall internal control over financial reporting process. There has been no other change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2015 - 10/31/2015	—	$—	—	15,503,404
11/1/2015 - 11/30/2015	778,045	35.26	700,000	14,803,404
12/1/2015 - 12/31/2015	—	—	—	14,803,404
Total	778,045	$35.26	700,000	14,803,404

(1)
We purchased an aggregate of 78,045 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase programs (our $100 million repurchase program authorized on April 22, 2014 and our 20 million share repurchase program authorized on May 19, 2015).

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

NETSCOUT SYSTEMS, INC.

Date: February 2, 2016	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 2, 2016	/s/ Jean Bua
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