Form 10-K
period 2016-03-31
NETSCOUT SYSTEMS INC
filed 2016-05-31
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2015 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $3,413,523,295. As of May 16, 2016, there were 93,757,507 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the fiscal year 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2016

This Annual Report on Form 10-K contains forward-looking statements under Section 21E of the Exchange Act and other federal securities laws. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed under the heading "Risk Factors" and in our other filings with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

PART I

Item 1. Business
As used herein, references to “NetScout,” the “Company,” “we,” “us” and “our” are to NetScout Systems, Inc. and its consolidated subsidiaries or, as the context may require, NetScout Systems, Inc. only.
Overview
We are an industry leader for real-time operational intelligence and performance analytics for service assurance and cyber security solutions that are used in many of the most demanding service provider, enterprise and government networks. Our solutions, based on proprietary Adaptive Service Intelligence™ (ASI) technology, help customers continuously monitor the service delivery environment to identify performance issues and to provide insight into network-based security threats. As a result, customers can quickly resolve issues that cause business disruptions or that adversely impact the user experience. We manufacture and market these products for integrated hardware and software solutions and are also well positioned to help customers deploy our software in commercial-off-the-shelf hardware and in virtualized form factors. Regardless of the platform, customers use our solutions to help drive ROI on their network and broader IT initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security. We report revenues and income under five operating segments that aggregate under a single reportable segment.
We have been a technology innovator for three-plus decades since our founding in 1984. Our market-leading solutions change how organizations manage and optimize the delivery of business applications and services, assure user experience across global IP networks and help protect networks from unwanted security threats. Through both internal development and acquisitions, we have continually enhanced and expanded our product portfolio to meet the evolving needs of customers worldwide. Our software analytics capture and transform terabytes of network traffic data in real time into high value, actionable information that enables customers to optimize network performance, manage applications, enhance security and gain insight into the end-user experience.
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
On July 14, 2015, which we also refer to as the Closing Date, we completed the acquisition of Danaher Corporation’s (Danaher) Communications Business (Communications Business), which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher’s data communications cable installation business and its communication service provider business (the Transaction). The Transaction was structured as a Reverse Morris Trust transaction whereby Danaher contributed the Communications Business to a new subsidiary, Potomac Holding, LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the holders of common units of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. The Transaction is expected to more than double NetScout's total addressable market to over $8 billion by extending its reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities, strengthen its go-to-market resources to better support a larger, more diverse and more global customer base, and increase NetScout's scale and elevate its strategic position within key accounts. For additional information regarding the Transaction, see Note 7 of our Notes to Consolidated Financial Statements.

Markets
Enterprise Markets
Within the enterprise market, NetScout’s nGenius® and Infinistream® technologies, along with certain product lines from the acquired businesses, enable IT organizations to improve service delivery quality, and identify and address business service performance issues and security threats before they become serious and affect large numbers of users. Some of the current enterprise IT initiatives our solutions support include:

•
IT Operational Excellence – We deliver real-time and historical information that provides the necessary insight to restore service, manage capacity, and understand the quality of the users’ experience.

•
Data Center Modernization and Cloud Computing – We enable IT organizations to manage the delivery of services across virtual and physical environments, providing a comprehensive, unified real-time view into network, application, server, and user communities' performance. We proactively detect emerging issues with the ability to help analyze both physical and virtual service delivery environments within the data center which enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments in consolidated, state-of-the-art data centers. Our solutions are often used by enterprises to support private cloud computing environments that are aimed at enabling greater, more cost-effective accessibility to applications without compromising the reliability and security of those applications and the network. In addition, the acquisition of the assets of Fluke Networks Enterprise business provide additional capabilities to support enterprises seeking to ensure the performance of applications when utilizing public cloud environments.

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

•
New Application Service Rollout – We provide enterprise customers with a holistic view of the new applications and services as they are introduced into their IT environment. This view enables customers to see the relationships and interdependencies across all service delivery components including applications, network, servers, databases, and enabling protocols so they can deliver a superior user experience, achieve outstanding service quality and drive return on their application investments.

•
Application and Desktop Virtualization – We provide clear and actionable insights that help customers fully realize the operational benefits associated with Application and Desktop Virtualization, and reduce the time it takes to identify and resolve service problems. We offer visibility across all virtual desktop infrastructure (VDI) tiers including remote access, client, virtualization, web, front-end application, and related database systems, and help customers gain actionable metrics from monitoring and analyzing the consumption and performance of VDI services.

•
Cybersecurity – Cyberattacks are increasing in volume complex, targeting users, applications, infrastructure, and mobile devices. We provide a range of network security solutions that enable enterprises to protect their networks from high-volume and application-specific attacks, and identify unauthorized intrusions into the network that can pose significant threats to the integrity of sensitive information and key business operations. We also provide incident response activities with deep-dive network forensics and offer contextual information surrounding a specific alert or incident to enhance investigative capabilities and avoid false positives.

Government Markets
Similar to our enterprise markets, government agencies are focused on streamlining and transforming IT into more efficient and more easily managed environments. To accomplish this, agencies are turning to IT solutions that will help simplify managing and assuring their IT environments as well as reduce costs. However, governmental markets differ from enterprise markets primarily due to their purchasing cycles being influenced by potential changes in government administrators, budgetary priorities and allocated funding for key projects.
Telecommunication Service Provider Markets
Today’s service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity and costs. This, coupled with the challenge of Internet

Protocol (IP) transformation activities and emerging new technologies such as LTE, virtualization, Internet Protocol Television (IP-TV), wireless network (WiFi) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Service providers must reduce the cost of service delivery, address increasing complexity, scale their networks cost-effectively and adapt to emerging technologies such as cloud services, virtualization and 5G while assuring high-quality user experiences to retain their revenue base. Additionally, service providers must protect their networks from high-volume, increasingly sophisticated cyberattacks that consume bandwidth and potentially create outages that impact their business customers.

•
For Mobile Operators – The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. However, to capitalize fully on the value of IP and the significant market opportunities, mobile operators need detailed IP packet-level insight and core-to-access visibility. The addition of the Tektronix Communications assets provides a broader range of capabilities that monitor radio access networks as well as powerful analytics that provide insight into subscriber trends and their customer experience.

•
For Fixed-line and Cable Operators – The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, new extended WiFi initiatives and carrier Ethernet services presents service providers with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings and simplifying network operations while reducing total cost of operations. For example, we are also starting to see cable operators use our solutions to monitor and manage their local area WiFi connectivity services. To realize these benefits, operators need comprehensive insight into IP services, service usage, service availability, application awareness, traffic load, network availability and network performance.

•
For Internet Service Providers – Over the past decade, Internet Service Providers (ISPs), including leading telecommunications providers, cable multi service operators and cloud providers, have seen significant increases in the sophistication, scale and frequency of high-volume and application-specific attacks, known as Distributed Denial of Service (DDoS) attacks, on their networks. DDoS attacks are aimed at disrupting the online services of an ISP’s business customer by overwhelming it with traffic from multiple sources. Arbor Networks provides a wide range of ISPs around the world with solutions that help them protect their networks against DDoS attacks.

Products & Technology Overview
NetScout continuously develops its solutions to meet the increasing demands and ever changing technology landscape of IP networks, service and applications. In recent years, we have delivered major product upgrades across our product lines, more tightly integrating deep packet analysis and forensics into our top-down performance management workflows, improving the flexibility of our industry-leading intelligent early warning capabilities, and adding support for new sources of user experience and performance related metrics. NetScout’s solutions are used by customers to better understand and manage network and application performance, alert themselves to problems that impact end users, validate services and network policy, plan and optimize network capacity, generate timely reports, conduct deep forensic and historical analysis, and protect their networks against security threats.
During fiscal year 2016, we continued to invest in development programs aimed at enhancing our range of offerings, including delivering new features and functionality for our nGeniusONETM Service Assurance platform that address the evolving requirements of our enterprise, service provider and government customers. The nGeniusONE platform is powered by ASI 2.0, NetScout’s next-generation Deep Packet Inspection (DPI) technology that exploits the inherent richness of packet-flow data to provide real-time, contextual analysis of service, network, and application performance. The patented ASI technology is a critical differentiating technology that enables the creation of statistical metadata, session transaction records and adaptive session traces enabling real-time, scalable monitoring of all users, all applications and all services consistently across the network. We also invested significantly in enhancing the acquired product lines within the Danaher Communications Business, and in leveraging our ASI technology to advance product integration initiatives aimed at further elevating our value proposition to customers in each of the markets we serve.
Service Assurance Solutions

•
nGeniusONE Management Software and Analytic Modules – NetScout’s nGeniusONE management software is used to support the Company’s enterprise, service provider and government customers enabling them to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Other products acquired from Danaher's Communications Business are supported by their own respective management software and related analytics. Additionally, NetScout markets a range of specialized platforms and analytic modules that can enable its customers to analyze and troubleshoot traffic in radio access network and WiFi networks, as well as gain timely insight into high-value services, applications and systems, and better understand the subscriber’s experience on the network. The Company expects to bring new innovations resulting from key product integration activities to the marketplace over the coming 12 to 24 months.

•
Intelligent Data Sources, Packet Flow Switches and Taps – NetScout’s Intelligent Data Sources, marketed under the Infinistream brand and often referred to as network probes, provide real-time collection and analysis of information-rich, high-volume packet-flow data from across the network that is displayed through the nGeniusONE Service Assurance Solution. NetScout will continue to support comparable instrumentation from the acquired product lines as the Company brings to market an integrated intelligent data source, the Infinistream NG, that powers the traditional nGeniusONE monitoring analytics and the subscriber troubleshooting analytics associated with the Iris analytics from Tektronix. NetScout also provides comprehensive network monitoring fabric switching solutions that deliver targeted network traffic access to an increasing number of monitoring systems, including the nGeniusONE Performance Management platform, as well as other monitoring and security systems. The acquired product lines from the VSS Monitoring unit further complement the Company’s family of packet flow switch offerings. Additionally, NetScout markets a suite of test access points (TAPs) that enable full, non-disruptive access to network traffic with multiple link type and speed options.

Portable Network Analysis and Troubleshooting Tools

•
NetScout, through the acquired Fluke Networks Enterprise assets, provides a range of portable network analysis and troubleshooting tools that help customers quickly identify key issues that can impact network and application performance. NetScout’s tools are used by IT departments to support traditional, cloud and WiFi network environments. Certain capabilities and information delivered through these tools are expected to be integrated into NetScout's nGeniusONE management solutions.

Cybersecurity Solutions

•
DDos Protection – NetScout provides security solutions that enable service providers and enterprises around the world to protect their networks against DDoS attacks. Our portfolio of DDoS solutions offer complete deployment flexibility spanning on-premise offerings and cloud-based capabilities to meet a broad array of customer needs.

•
Advanced Threat Detection – Our Spectrum offering, introduced in February 2016, combines our Internet-scale visibility with advanced threat detection, enabling enterprises to rapidly identify and investigate advanced threat campaigns that present tangible risks to the integrity of their networks.

Integration with Third-Party Solutions
To have greater operational impact on assuring performance of applications and service delivery, NetScout has integrated its technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius Service Assurance solution in order to perform detailed problem analysis and troubleshooting. Moving forward, NetScout plans to make its ASI-level data accessible to third party platforms. In addition, Arbor has embedded its DDoS mitigation capabilities on a blade within Cisco's market-leading ASR9000 router and will continue to evaluate partnership opportunities to integrate its DDOS capabilities within other network equipment platforms. By providing seamless integration into management platforms, NetScout fills a significant gap in the third-party product functionality and visibility into the interaction of applications, services and infrastructure resources from a packet-based network vantage point. NetScout collaborates with technology partners to provide integrated solutions and extend the value of the nGenius Service Assurance Solution for application and network performance management across the organization. Using packet-flow data, key performance indicators and other sources of performance information derived from the nGenius Service Assurance Solution, an organization’s ability to optimize, simplify and protect the service delivery environment is enhanced. Among the third-party solutions providers that NetScout has integrated its solutions with are Cisco Systems, Cisco Sourcefire, Citrix Systems, EMC Corporation, Hewlett-Packard Company, IBM Tivoli and VMWare.

Growth Strategy
Our key objectives have been to continue to gain market share in the service provider market and to accelerate our enterprise growth by extending into the application performance management sector. In addition, given the nature of the customers in our government sector, we believe future cybersecurity products would be effective in this market. We believe that the Transaction (see Note 7 of our Consolidated Financial Statements) will further accelerate key elements of our strategy, which include:

•
Driving technology innovation – NetScout will continue to invest in research and development, and leverage the strong technical and domain expertise across its organization. As a result of the acquisition of the Transaction, NetScout has a broader base of research and development talent, exceeding 1,200 professionals as of March 31, 2016. The Company’s engineering teams will be focused on advancing technical innovation across its broad product portfolio. By capitalizing on NetScout’s extensive experience with global enterprise, service provider and government organizations with IP-based networks, NetScout will be well positioned to cross-leverage its technology development across all major platforms and relevant technologies to address the evolving demands of current and prospective customers.

•
Continued portfolio enhancements and product integration – We plan to continue to enhance our products and solutions to address the management challenges associated with virtualization, cloud computing, service-oriented architectures, VoIP, video, telepresence technologies, and network security. In addition, we will continue to drive our solutions to help IT organizations address the challenges of complex service delivery, datacenter consolidation, branch office consolidation and optimization, increasing mobility and the move to a more process-oriented operating environment. During fiscal year 2017, additional investment will be focused on integrating key capabilities from the acquired assets to further elevate NetScout’s value proposition to both service provider and enterprise customers. For example, we plan to bring an integrated probing solution to market for service providers that will support both the high-value subscriber troubleshooting capabilities from Tektronix Communications and NetScout’s traditional proactive, continuous IP monitoring capabilities. Other examples of product integration will focus on leveraging NetScout’s ASI technology to consolidate certain troubleshooting, monitoring and security capabilities from Fluke Networks Enterprise and Arbor within the broader nGeniusONE offerings.

•
Future extension into adjacent markets – By enhancing and expanding NetScout’s product portfolio and driving product integration, NetScout will be positioned to further build its presence in complementary adjacent markets that can drive higher spending from existing customers, help attract new customers, and increase its total addressable market. Certain product initiatives are intended to help us make progress on this element of our strategy during fiscal year 2017.

•
Enable pervasive visibility – We intend to continue to expand our intelligent data source family to enable our customers to achieve greater visibility into more places across their end-to-end network environment. By driving product integration and innovation, we plan to integrate various capabilities, including our Adaptive Service Intelligence software, across the combined company's product portfolio to enable wider deployment of our technology within virtual computing environments, network devices and computing platforms and to support a broader range of network and application performance management, security and business intelligence requirements.

•
Expand our customer base in both enterprise and service provider markets – As a result of the Transaction, NetScout has a larger direct sales force with specialized expertise in targeting the enterprise, service provider and government markets, along with a more extensive global network of value-added resellers and systems integrators. It is our intention to substantially grow our presence in both the enterprise and service provider markets. In the enterprise market, we plan to further expand our relationships with existing large and mid-sized customers, further fortify third-party distribution channels for the enterprise tools products, and help accelerate enterprise adoption of Arbor’s cybersecurity products. We will also continue to drive further penetration into our global service provider customer base.

•
Increase market relevance and awareness – The Transaction has substantially expanded our customer base around the world. NetScout will continue to implement marketing campaigns aimed at generating high-quality sales opportunities with both current and prospective enterprise and service provider customers, promoting thought leadership and building the NetScout brand.

•
Extend our technology partner alliance ecosystem – We will continue to develop and fortify alliances with complementary solutions providers that can help us support a larger, more global and more diverse customer base. We plan to continue to enhance our technology value, product capabilities and customer relevance through the continued integration of our products into technology partner products. This includes both interoperability integration efforts, as well as embedding our technology into alliance partner products to gain a more extensive footprint across both enterprise and service provider networks.

•
Pursue strategic acquisitions – We have completed many acquisitions since the Company’s inception, including the fiscal year 2016 Transaction, that have helped broaden our capabilities, enhance our products and technologies, and better position the Company to meet the needs of a larger base of customers and prospects. We plan to be opportunistic in pursuing strategic acquisitions in order to achieve key business and technology objectives.

•
Improve cost structure and drive efficiencies – We will continue to focus on directing prudent investment into the key technology, product development, sales and marketing, and other initiatives that will enable us to drive long-term profitable growth. We believe that the Transaction creates a range of opportunities to further improve the Company’s profitability. NetScout plans to generate gross margin synergies by driving product integration and extending its proven manufacturing techniques, and optimizing certain product lines. In addition, NetScout plans to integrate certain operations that have previously been managed separately across various business and product lines, winding down transitional support agreements, consolidating back-office systems, and by continuing to eliminate or reduce redundancies associated with pre-existing resources, programs and capabilities.

Support Services
Customer satisfaction is a key driver of NetScout’s success. NetScout’s support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 telephone support to our premium customers. Certain support services, such as on-site support activities, are provided by qualified third party support partners. In addition, many of our certified resellers provide Partner Enabled Support to NetScout end-users. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for end-users to have the reseller provide initial support functions. Our support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, support commences upon expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards. NetScout will continue to provide support services for the acquired platforms under existing agreements and will explore opportunities to further simplify and standardize its support obligations over the coming years.
Manufacturing
Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process control to ensure the quality and reliability of our products. We maintain an ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. We also maintain an ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction. Additionally, we have outsourced the manufacturing of certain acquired products to high-quality third-party contract manufacturers.
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
During the fiscal year ended March 31, 2016, one direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2015, two direct customers accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2014, one direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
Our sales force is organized into four main geographic teams covering sales around the globe: United States, Europe, Asia and the rest of the world. Revenue from sales outside the United States represented 29%, 23% and 24% of our total revenue in the fiscal years ended March 31, 2016, 2015 and 2014, respectively. For additional information regarding our sales by geographic location, see Note 17 of our Notes to Consolidated Financial Statements.
Marketing
Our marketing organization drives our market research, strategy, product positioning and messaging and produces and manages a variety of programs such as advertising, trade shows, industry events, public and analyst relations, social media, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout, ASI®, nGenius® and other applicable product brand names in the marketplace. We also host an annual worldwide user conference as a way to engage with existing customers, to provide education and awareness, and to promote expanded use of our software with these customers.
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2016, NetScout invested in further fortifying and amplifying the NetScout brand, including redesigning the NetScout logo and related brand messaging. These activities are expected to continue into fiscal year 2017 as we wind down the use of certain acquired brand names.
Research and Development
Our continued success depends significantly on our ability to anticipate and create solutions that will meet emerging customer requirements. NetScout works closely with its largest enterprise and service provider customers to better understand and address their near-term and longer-term requirements. By better understanding the key, time-sensitive needs of NetScout’s global customer base, NetScout’s development programs will continue to result in enhanced products that are able to meet the increasing challenges of an increasingly complex and dynamic global network environment.

We have invested significant financial resources and personnel into the development of our products and technology. Our continued investment in research and development is crucial to our business and our continued success in the market. We have assembled a team of highly skilled engineers with expertise in various technologies associated with our business and the technologies being deployed by our customers. We plan to continue to enhance and expand our product offerings and capabilities in the near future while integrating key capabilities from the acquired product lines as appropriate. As a result, we plan to continue to invest and dedicate significant resources to our research and development activities for both our enterprise and service provider customers.
We predominantly develop our products internally, with some limited third-party contracting. We have also acquired developed technology through business acquisitions. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, such as the Internet Engineering Task Force and the 3rd Generation Partnership Project and we also engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and application performance requirements for current and emerging technologies.
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
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at March 31, 2016 was $125.7 million compared to an immaterial amount at March 31, 2015. A majority of the backlog relates to customization and integration projects from our recently acquired business units. In some cases, we have begun these projects but have not yet hit billable milestones. A majority of revenue for these projects is expected to be recognized into revenue throughout fiscal year 2017.
Competition
We compete with many companies in the markets we serve. The service assurance and performance management market is highly competitive, rapidly evolving, and fragmented with overlapping technologies and a wide range of competitors, both large and small, who may deliver certain elements of our solution. Consequently, there are a number of companies who have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Additionally, certain competitors, either due to their size and resources or due to their technological strengths, may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.
Principal competitive factors in our service assurance market include scalability; ability to address a large number of applications, locations and users; product performance; the ability to easily deploy into existing network environments; the ability to offer virtualized solutions; and the ability to administer and manage the solution.
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
In the enterprise market, our competitors include companies such as Avaya, AppDynamics, CA Technologies, Compuware, ExtraHop, InfoVista, Ixia, JDSU (through its Network Instruments business that was acquired in 2014), Gigamon, Lancope, New Relic, Riverbed Technology and SolarWinds. In addition, we both compete with and partner with large enterprise management vendors, such as HP and IBM, who offer performance management solutions.
In the service provider market, we compete with probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Alcatel-Lucent, Astellia, Anritsu, Cisco, Empirix, Ericsson, EMC, EXFO, Guavas, Huawei, IBM, JDSU, Niksun, Polystar, Radcom, SevOne, Splunk, and Zettics. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
In the cybersecurity market, we face a range of competitors, including those that may have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. We believe that our scalability of our solutions, flexible deployment, and price-performance of our cybersecurity solutions positions us well to compete against both larger network equipment and security companies and smaller niche security solutions vendors.
In the DDoS solutions market, we compete with a broad range of vendors including Radware, Akamai, F5 Networks, A10 Networks, Fortinet and Corero Network Security. In the market for traffic management and detection solutions used to identify advanced network threats, we compete with a range of vendors including Cisco, Blue Coat Systems, the RSA Security division of EMC, Damballa, Fidelis, Securlert and Savvius.
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

Employees
At March 31, 2016, we had a total of 3,144 employees, 2,063 of whom were employed in the United States. The majority of our employees are not subject to a collective bargaining agreement. In accordance with applicable laws, employees in certain international jurisdictions are subject to collective bargaining agreements. Employees by department at March 31, 2016 were as follows:

Function	Number of Employees
Sales and marketing	930
Research and development	1,224
Support services	608
General and administrative	282
Manufacturing	100
3,144

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
We webcast our earnings calls and certain events we participate in or host with members of the investment community are made available on our investor relations website at http://ir.netscout.com/phoenix.zhtml?c=92658&p=irol-calendar. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these sections of our investor relations website are not intended to be incorporated by reference into this report or in any other report or document we file.

Item 1A. Risk Factors.
In addition to the other information in this report, the following factors should be considered carefully in evaluating NetScout and our business.
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
You should consider carefully the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risk and uncertainties described below are those that we have identified as material, but are not the only risk and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.
Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks related to the Company's Business Following the Transaction
The successful integration of the Communications Business into our business within the projected timetable is complex and could adversely affect our future results and the market price of our common stock.
The long-term success of the Transaction depends, in large part, on our ability, as a significantly more complex combined company, to realize the anticipated benefits and on the sales and profitability of the combined company. To realize these anticipated benefits, we must successfully integrate the respective businesses of the combined companies. While our integration efforts have been successful so far, any acquisition involves numerous business and strategic risks and if we fail to anticipate or deal with these properly, our reputation and business success could be adversely affected. In addition, the integration process has been complex and time-consuming. Difficulties that may be encountered in the ongoing integration process and which could affect our success include, but are not limited, to the following:

•	difficulties in assimilating the acquired operations, systems, technologies, personnel, cultures and products;

•	difficulties in managing geographically dispersed operations;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel of NetScout and the Communications Business while maintaining focus on providing consistent, high-quality products and service to customers;

•	the loss of key employees;

•
liabilities identified in the due diligence process for which we did not properly assess the magnitude or which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, significant issues with product quality or development or other adverse effects on our business or consolidated financial statements;

•	multiple or overlapping product lines as a result of the acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•	higher than anticipated costs in continuing support and development of acquired products;

•	diversion of management's attention from our core business and the challenges of managing larger and more widespread operations from the Transaction;

•	adverse effects on existing business relationships with respective suppliers, licensors, contract manufacturers, customers, distributors, resellers and industry experts;

•	significant impairment, exit and/or restructuring charges if the products or technologies acquired in the acquisitions do not meet our sales expectations or are unsuccessful;

•
substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization or impairment of intangible assets and share-based compensation expense;

•	insufficient revenue to offset increased expenses associated with the Transaction;

•	risks associated with entering markets in which we have no or limited prior experience;

•	difficulties in maintaining or establishing uniform standards, controls, procedures and policies;

•	failure to properly integrate internal controls and financial systems of the combined companies; and

•	potential unknown liabilities and unforeseen expenses associated with the Transaction.
If any of these events were to occur, our ability to maintain relationships with customers, channel partners, suppliers and employees or our ability to achieve the anticipated benefits of the Transaction could be adversely affected, or could reduce our sales or earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.
The Transaction may not achieve its anticipated benefits. In addition, we will continue to incur significant expenses and management will continue to devote significant time in connection with the integration of the Communications Business.
We may not be able to successfully realize anticipated growth opportunities or integrate our business and operations with the Communications Business' business and operations. Following the Transaction, we have significantly more revenue, expenses, assets and employees than we did prior to the Transaction. We will continue to incur significant expenses in connection with the integration of the Communications Business, including integrating products and technology, personnel, information technology systems, accounting systems, suppliers, and channel partners of each business and implementing consistent standards, policies, and procedures, and may possibly be subject to material write downs in assets and charges to earnings. We may not successfully or cost-effectively integrate the Communications Business' business and operations into our existing business and operations. Even if we are able to integrate the combined businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth and other opportunities that we currently expect from the Transaction within the anticipated time frame, or at all. Further, our management team will continue to devote significant time and attention to the integration efforts which may distract us from operating our ongoing business operations.
The success of the combined company will also depend on relationships with third parties and pre-existing customers and channel partners of NetScout and the Communications Business. Any adverse changes in these relationships could adversely affect the combined company's business, financial condition or results of operations.
The combined company's success depends on our ability to maintain and renew relationships with pre-existing customers, channel partners, suppliers, and other third parties of both NetScout and the Communications Business and our ability to establish new relationships. There can be no assurance that the business of the combined company will be able to maintain and renew pre-existing contracts and other business relationships, or enter into or maintain new contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations as a combined company.
Risks Related to the Company and its Operations
Foreign currency exchange rates may adversely affect our financial statements.
As a result of the Transaction, an increasing portion of our revenue is derived from international operations. Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a material portion of our revenue is generated outside of the United States, fluctuations in foreign exchange rates (such as the Euro) against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact upon translation of these transactions into U.S. dollars.
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results and cash flow.
Additionally, sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business' functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement). The Credit Agreement provides for a five-year $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We have used the new credit facility for working capital purposes and for a repurchase of $300.0 million of common stock as of March 31, 2016 under our previously announced 20 million share common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. As of the date of this report, we had approximately $300 million in outstanding indebtedness under the Credit Agreement. Our debt level can have negative consequences, including exposing us to interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for more information please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Credit Agreement and the other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.

Any failure to meet our debt obligations could damage our business.
Our ability to meet our obligations under the Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make payments as required under the Credit Agreement, we would be in default under the terms of the notes, which could seriously harm our business. If we incur significantly more debt, this could intensify the risks described above.
We may fail to secure necessary additional financing.
Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations and any downgrades in our credit rating could affect our ability to obtain additional financing in the future and may affect the terms of any such financing. If our existing sources of liquidity are insufficient to satisfy our operating requirements, we may need to seek to raise capital by:

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
We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, our failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration could materially adversely affect our business, financial condition, operating results and cash flow.
Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our effective tax rate or the taxes we owe could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings;

•
changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates;

•	changes in accounting and tax treatment of share-based compensation;

•	the valuation of generated and acquired deferred tax assets and the related valuation allowance on these assets;

•	transfer pricing adjustments;

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	tax assessments or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. From time to time, we may receive notices that a tax authority in a particular jurisdiction believes that we owe a greater amount of tax than we have reported to such authority.
While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations. An adverse change in our effective tax rate could have a material and adverse effect on our financial condition and results of operations and the price of our common stock could decline if our financial results are materially affected by an adverse change in our effective tax rate.
Our estimates and judgments related to critical accounting policies could be inaccurate.
We consider accounting policies related to marketable securities, revenue recognition, valuation of goodwill and acquired intangible assets and share-based compensation to be critical in fully understanding and evaluating our financial results. Management makes accounting judgments and estimates related to these policies. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely and our business, operating results and financial condition could be materially and adversely impacted in future periods and could negatively affect our stock price.
Our quarterly revenue and operating results may fluctuate.
Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate as a result of a variety of factors associated with our industry, many of which may be outside of our control, including the following:

•	the rate of growth of, and changes in technology trends in, our market and other industries in which we currently or may in the future operate;

•	technology spending by current and potential customers;

•	reduced demand for our products;

•	uneven demand for service delivery and network and application performance management solutions and network security solutions;

•	the timing and size of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of hiring sales personnel and the speed at which such personnel become productive;

•	our ability to anticipate or adapt effectively to developing markets and rapidly changing technologies and technology requirements;

•	our ability to develop and manufacture new products and technologies in a timely manner;

•	the competitive position of our products;

•	the continued acceptance of our products by our customers and in the industries that we serve;

•
changes in the number and size of our competitors, including the effects of new entrants and the effects of well-resourced competitors increasing their investment in our markets, and changes in the prices and capabilities of competitors' products;

•	customer ability to implement our products;

•	cancellation, deferral, or limitation of orders by customers;

•	changes in foreign currency exchange rates;

•	attrition of key employees and competition with other companies for employees with specific talents and experience;

•	the number, severity, and timing of threat outbreaks (e.g., malware, attacks, worms and viruses);

•	the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	economic slowdowns and the occurrence of unforeseeable global events that contribute to such slowdowns;

•	our reliance on contract manufacturers for the production and shipment of our hardware products;

•	our contract manufacturers' ability to obtain sufficient supplies of sole or limited source components or materials;

•	changes in accounting rules;

•	costs related to acquisitions; and

•	our ability to manage expenses.
If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur even if we meet our publicly stated revenue and/or earnings guidance. Most of our expenses, such as employee compensation, benefits and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and, therefore, this revenue shortfall would have a disproportionately negative impact on our operating results for that quarter.

It may be necessary in the future to undertake cost reduction initiatives to improve profitability, which could lead to a deterioration of our competitive position. Any difficulties that we encounter as we reduce our costs could negatively impact our results of operations and cash flows.
The effectiveness of our disclosure and internal controls may be limited.
Our disclosure controls and procedures and internal control over financial reporting may not prevent all material errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes and willful misconduct regarding controls or misinterpretation. Under Section 404 of the Sarbanes-Oxley Act we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this legislation requires management's attention and expense. Management's assessment of our internal control over financial reporting may or may not identify weaknesses that need to be addressed in our internal control system. If we are unable to conclude that our internal control over financial reporting is effective, investors could lose confidence in our reported financial information which could have an adverse effect on the market price of our stock or impact our borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate internal control over financial reporting in the future.
If our products contain errors or quality issues, they may be costly to correct, revenue may be delayed, we could be sued and our reputation could be harmed.
Our products are inherently complex and, despite testing by our customers and us, errors or quality issues may be found in our products after commencement of commercial shipments, especially when first introduced or when new versions are released. These errors may result from components supplied by third parties incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. If errors are discovered, we may not be able to correct them in a timely manner or at all. In addition, we may need to make significant expenditures to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. Regardless of the source of these defects or errors, we may need to divert the attention of our engineering personnel from our product development efforts to address the detection and correction of these errors and defects. If one or more of our products fail, a customer may assert warranty and other claims for substantial damages against us. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and harm the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
The occurrence or discovery of these types of errors or failures could have a material and adverse impact on our business, operating results and financial condition. Any such errors, defects, or security vulnerabilities could also adversely affect the market's perception of our products and business.
If we fail to introduce new products and solutions or enhance our existing products and solutions to keep up with rapid technological change, demand for our products and solutions may decline.
The market for application and network performance management and service assurance solutions is highly competitive and characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Such changes also affect the network security market in which we now participate. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies, new application technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products and solutions or could render our existing or planned products and services obsolete. We must address demand from our customers for advancements in our products and services applications in order to support our customers' growing needs and requirements. In order to meet this challenge and remain competitive in the market, we must introduce new enhancements to our existing product lines and service offerings. If we are unable to develop and introduce new network and application performance management and service assurance products or enhancements to existing products, as well as network security products and solutions, in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology and customer preferences, we must devote resources to significant research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results and financial condition could be materially and adversely impacted. We are currently developing a number of new products as well as enhancements to our existing products and offerings.
In addition, we must invest in research and development in order to remain competitive in our industry. However, there can be no assurances that continued investment and higher costs of research and development will ultimately result in us maintaining or increasing our market share, which would result in a decline to our operating results. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. If our research and development expenses increase without a corresponding increase in our revenues, it could have a material adverse effect on our operating results. Also, we may not be able to successfully complete the development and market introduction of new products or product enhancements in a timely manner. If we fail to develop and deploy new products and product enhancements on a timely basis, or if we fail to gain market acceptance of our new products, our revenues will decline and we may lose market share to our competitors.
We face significant competition from other technology companies.
The service assurance, performance management and network security markets are a highly competitive, rapidly evolving, and fragmented market that has overlapping technologies and competitors, both large and small, and we expect the competition on offerings and pricing to increase. We believe customers make service management system and network security purchasing decisions based primarily upon the following factors:

•	product and service performance, functionality and price;

•	timeliness of new product and service introductions;

•	network capacity;

•	ease of installation, integration, and use;

•	customer service and technical support;

•	name and reputation of vendor;

•	quality and value of the product and services; and

•	alliances with industry partners.
We compete with a growing number of providers of service assurance, application performance management solutions, network security offerings and portable network traffic analyzers and probes. In addition, leading network equipment, network security and service assurance and application technology vendors offer their own management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. In addition, some of our customers develop their own in-house solutions to meet their technological needs. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Therefore, given their larger size and greater resources our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.
As a result of the competitive factors highlighted in this section and other factors, we may not be able to compete effectively with our current or future competitors. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a decline in our sales that could adversely affect our business and operating results. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely have a material and adverse impact on our business, operating results and financial condition.
Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.
We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Our customers depend on our support organization to resolve any issues relating to our products deployed on their networks. A high level of support is critical for continued relationship with our customers. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and would harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high quality support and services would harm our operating results and reputation. Further customer demand for these services, without corresponding revenues, could have a material and adverse impact on our financial condition and results of operations.
Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business.
The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. Our growth has been through acquisitions of businesses with complementary businesses and technologies, and we anticipate that further significant expansion will be required. This growth is expected to continue to place significant demands on our management, infrastructure, and other resources. To manage further growth effectively, we must hire, integrate, and retain highly skilled personnel qualified to manage our expanded operations. We will also need to continue to improve our financial and management controls, reporting systems, and procedures. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization, attraction and retention of key personnel, our business, our operating results and financial condition could be materially and adversely impacted. To manage our growth effectively, we may need to implement new or enhanced automated infrastructure technology and systems.
Any disruptions or ineffectiveness relating to our systems implementations and enhancements could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business.
As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our headquarters office. If we are unable to appropriately increase management depth and enhance succession planning, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified employees, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.
As our business evolves, we must also expand and adapt our information technology (IT) and operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that impact the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation and economic loss.
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

•	the incurrence of significant costs and expenses; and

•	the potentially negative impact of poor performance of an acquisition on our earnings per share.
Acquisition transactions also involve numerous business risks. These risks from acquisitions include:

•	difficulties in assimilating the acquired operations, technologies, personnel and products;

•	difficulties in managing geographically dispersed operations;

•	difficulties in assimilating diverse financial reporting and management information systems;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the diversion of management's attention from other business concerns;

•	use of cash to pay for acquisitions that may limit other potential uses of our cash, including stock repurchases and retirement of outstanding indebtedness;

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
If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the acquisitions may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected
Our ability to quickly and successfully recover from a disaster or other business continuity event could affect our ability to deliver our products and cause reputational harm to our business.
The occurrence of a natural disaster or an act of terrorism, or a decision or need to close any of our facilities without adequate notice or time for making alternative arrangements could result in interruptions in the delivery of our products and services. Our central business functions, including administration, human resources and finance services depend on the proper functioning of our computer, telecommunication and other related systems and operations. A disruption or failure of these systems or operations because of a disaster or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
If a security breach or cyber attack of our IT networks and systems, or any of our products, occurs, our operations could be interrupted, our products and services may be perceived as vulnerable, and our brand and reputation could be damaged, which could reduce revenue, increase expenses, and expose us to legal claims or regulatory actions.
Although we have controls and security measures in place to prevent such attacks, experienced computer hackers are increasingly organized and sophisticated. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid for service. In addition, the techniques they use to access or sabotage networks change frequently and generally are not recognized until launched against a target. Use of open source code or other third-party software in our products and infrastructure could also bring increased cybersecurity risks As a result, our products may not anticipate new techniques quickly enough to protect against malicious attacks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products accordingly, we could be at risk of an attack.
Others, including employees or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments or to our customers' IT environments.

As such, our IT networks and systems, and our products, may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or similar problems. If we, or our customers using our products, were to experience a security breach or cyber attack, we could incur substantial costs and liabilities, including but not limited to, expenses attributable to rectifying the security breach or cyber attack including the cost of repairing any damage to our, or our customers' systems, liability for stolen assets or information, lost revenue and income resulting from any system or product downtime, increased costs for cyber security protection, and damage to our reputation causing customers and possibly investors to lose confidence in us. Similarly, an actual or perceived breach of our customers' network security allowing access to our customers' data centers or other parts of their IT environments, regardless of whether the breach is attributable to our products, may cause contractual disputes, result in damage to our reputation and could require significant expenditures of our capital and diversion of our resources from development efforts.
Because some of our products include SaaS offerings, and our customers who purchase these hosted products and solutions depend on us for reliable access to our solution, any significant disruption in our SaaS hosting network infrastructure could harm our reputation, result in early termination of customer agreements or loss of customers, and negatively affect our business.
Additionally, efforts by hackers or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. If these efforts are successful and a third party obtains unauthorized access to our or our customers' IT environments, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or private or governmental litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.
Our internal operations are dependent upon various information technology systems, and failures of or interruptions to those systems could harm our business.
Our business processes are dependent upon certain information technology systems, some of which are operated or hosted by third parties. In addition, in connection with integrating the acquired business units, we will undertake reconfiguring some of our IT systems or other business processes, these efforts will be time-consuming and costly.
If any of these systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, which could negatively impact our relationships with our customers and partners and our financial results would likely be harmed.
Our reliance on sole source suppliers could adversely impact our business.
Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards and proprietary NetScout hardware. Our reliance on sole or limited suppliers involves several risks, including a lack of control over the manufacturing process, inventory management and potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. For most of our products, we do not have the internal manufacturing capabilities to meet our customers' demands. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials, bonding agreements with distributors, and use-based and kanban programs to set supply thresholds. We also enter into escrow arrangements for certain technologies. Where possible, we use widely-available off the shelf hardware and work with large suppliers with multiple factories and other risk management practices. However, failure of supply or failure to execute effectively on any of these programs could result in our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of these components would impact our ability to ship our products on a timely basis. Moreover, if we are unable to continue to acquire from these suppliers on acceptable terms, or should any of these suppliers cease to supply us with components for any reason, we may not be able to identify and integrate an alternative source of supply in a timely fashion or at the same costs. Any transition to one or more alternate manufacturers would likely result in delays, operational problems and increased costs, and may limit our ability to deliver our products to our customers on time for such transition period. These risks could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.

If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries, or if we fail to comply with U.S. export controls and government contracting laws, our business could be harmed.
We earn a significant portion of our total revenues from international sales. As a result, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials and others, as well as anti-competition regulations.
The U.S. Foreign Corrupt Practices Act (FCPA), which has seen increased enforcement recently, generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, regulators may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to certain anti-corruption laws of other countries in which we do business.
In addition to anti-bribery and anti-corruption laws, we are also subject to the export and re-export control laws of the U.S., including the U.S. Export Administration Regulations (EAR) and to U.S. government contracting laws, rules and regulations, and may be subject to government contracting laws of other countries in which we do business. If we or our distributors, resellers, agents, or other intermediaries fail to comply with the FCPA, the EAR or U.S. government contracting laws, or the anti-corruption, export or governmental contracting laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products and services in one or more countries. Such violations could also adversely affect our reputation with existing and prospective clients, which could negatively impact our operating results and growth prospects.
The failure to recruit and retain qualified personnel and plan for and manage the succession of key executives could hinder our ability to successfully manage our business, which could have a material adverse effect on our financial position and operating results.
We operate in businesses where there is intense competition for experienced personnel in all of our global markets and have, in some instances, experienced attrition of our employees to direct and indirect competitors. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. Our future success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly executives, sales and marketing personnel, software engineers, and technical support personnel. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of employees who have a deep understanding of our business lines, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding, as well as compensation strategies, general economic conditions and various other factors. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results and financial condition.
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
Loss of key personnel could adversely impact our business. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer, and co-founder, and our other key executive officers and senior managers to work effectively as a team. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results and financial condition. We must, therefore, plan for and manage the succession of key executives due to retirement, illness or competitive offers elsewhere.

We have assumed certain non-U.S. pension benefit obligations associated with the Communications Business. Future funding obligations related to these liabilities could restrict cash available for our operations, capital expenditures or other requirements, or require us to borrow additional funds.
As part of the Transaction, we assumed certain unfunded non-U.S. pension obligations related to non-U.S. employees of the Communications Business. While we intend to comply with any future funding obligations for our non-U.S. pension benefit plans through the use of cash from operations, there can be no assurance that we will generate enough cash to do so and also meet our other required or intended cash uses. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
Our success depends, in part, on our ability to manage and leverage our distribution channels. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products and services. Managing these distribution channels and relationships requires experienced personnel, and lack of sufficient expertise could lead to the decrease of the sales of our products and services and our operating results could suffer.
To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners sell competitive products and services and the loss of, or reduction in sales by, these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 29%, 23%, and 24% of our total revenue for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Our future success will likely require us to maintain and increase the number and depth of our relationships with distributors and channel partners and to leverage those relationships to expand our distribution channels and increase revenue. The need to develop such relationships can be particularly acute in areas outside of the U.S. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they comply with our legal and ethical expectations requires significant time and resources.
Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.
Our success depends, in part, on our ability to manage our international research and development operations and related partnerships. Our international research and development efforts may achieve delayed or lower than expected benefits and involved competitive and other risks.
We must continue to enhance our existing products and introduce new products in order to keep up with rapid technological change. Our international research and development teams play a critical role in these efforts. We must attract, train, motivate and retain our international research and development team members. To maintain this stable international employee research and development talent, we believe we must provide our international engineers with compelling and strategically significant work, coupled with technical and architectural ownership of their respective development projects. We must develop the leaders of these international teams, while ensuring their frequent inclusion and participation in corporate strategic and operational planning. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. These development efforts also involve risks, including, knowledge transfer issues related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, heightened exposure to economic, security and political conditions abroad, and exchange rate and tax compliance issues. The risks related to our research and development efforts abroad could increase our expenses, impair our development efforts, harm our competitive position and/or damage our reputation. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

Necessary licenses for third-party technology may not be available to us or may be very expensive.
We currently and will in the future license technology from third parties that we use to produce or embed in our products. While we have generally been able to license required third-party technology to date, future required third-party licenses may not be available to us on commercially reasonable terms or at all. Third parties who hold exclusive rights to technology that we seek to license may include our competitors. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may not perform as well, be of lower quality or be more costly. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results and cash flow.
Our success depends on our ability to protect our intellectual property rights.
Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark and trade secret laws and registrations and non-disclosure and other contractual and license arrangements to protect our intellectual property rights. The reverse engineering, unauthorized copying, or other misappropriation of our intellectual property could enable third parties to benefit from our technology without compensating us. Furthermore, the laws of some foreign jurisdictions do not offer the same protections for our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products and eventually harm our operating results.
Others may claim that we infringe on their intellectual property rights.
From time to time we may be subject to claims by others that our products infringe on their intellectual property rights, patents, copyrights or trademarks. In some cases, we may have agreed to indemnify our customers and partners if our products or technology infringe or misappropriate specified third party intellectual property rights; therefore, we could become involved in litigation or claims brought against our customers or partners if our products or technology are the subject of such allegations. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages or royalties, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. Any of these claims or resulting events could have a material and adverse impact on our business, operating results and financial condition.
Uncertainties of regulation of the Internet and data traveling over the Internet could have a material and adverse impact on our financial condition and results of operations.
Currently, few laws or regulations apply directly to access to or commerce conducted on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Further, governments may regulate or restrict the sales, licensing, distribution, and export or import of certain technologies to certain countries. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations.
The enactment of new privacy laws and regulations in the jurisdictions in which we do business could require significant company resources or limit the way our customers can use our products.
The enactment of new federal, state, or foreign data privacy laws and regulations could cause customers not to be able to take advantage of all the features or capabilities of our products which in turn could reduce demand for certain of our products. In addition, changes in international privacy laws have required an adjustment to some of our internal processes and significant resources in the past and future changes could require similar efforts and resources with regard to compliance. The adoption of or changes to any such data privacy laws and regulations could affect demand for our products, increase the cost of selling our products and divert time and attention of our management, all of which could have a material and adverse effect on our financial condition and results of operations.

We or our suppliers may be impacted by new regulations related to climate change or other environmental issues.
We or our suppliers may become subject to new laws enacted with regards to climate change or other environmental issues. In the event that new laws are enacted or current laws are modified in countries in which we or our suppliers operate, our flow of product may be impacted which could have a material and adverse effect on our financial condition and results of operations.
The current economic and geopolitical environment may impact some specific industries into which we sell and may lead our customers to delay or forgo technology investments and could have other impacts, any of which could materially adversely affect our business, financial condition, operating results and cash flow.
Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market segment. Certain industries may be more acutely affected by economic, geopolitical and other factors than other sectors. Our public sector customers are affected by federal, state and local budget decisions. To the extent that one or more of the sectors in which our customer base operates is adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted. If companies in our target markets reduce capital expenditures, we may experience a reduction in sales, longer sales cycles, slower adoption of new technologies as well as downward pressure on the price of our products.
International economic, political, legal, compliance and business factors could negatively affect our financial statements and growth.
The Communications Business historically derived significant sales from customers outside the U.S. and certain manufacturing operations, suppliers and employees of the Communications Business are located outside the U.S. We expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, any of which could negatively affect our business, financial condition and results of operations.
The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for service delivery service assurance and network security solutions focused on the performance monitoring and management of applications and networks.
We derive nearly all of our revenue from the sale of products and services that are designed to allow our customers to assure the delivery of services through the management of the performance and network security of applications across IP networks. We have actively expanded our operations in the past through acquisitions and organic growth and may continue to expand them in the future in order to gain share in the evolving market in which we operate. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated application management and network security solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.
Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses and asset impairments.
In response to changes in industry and market conditions, or as a result of the integration efforts related to our recent acquisitions, we may be required to strategically reallocate managerial, operational, financial and other resources. Any such efforts may result in charges related to consolidation of excess facilities or claims from third parties who were resellers or users of discontinued products.
Our growth could suffer if the markets into which we sell our products and services experience cyclicality.
Our growth will depend in part on the growth of the markets which the Company serves. The Company serves certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software and services that the Company offers. Any of these factors could adversely affect the business, financial condition and results of operations of the combined company in any given period.

Uncertain conditions in the global economy and constraints in the global credit market may adversely affect our revenue and results of operations.
Disruptions in the global economy and constraints in the global credit market may cause some of our customers to reduce, delay, or cancel spending on capital and technology projects, resulting in reduced spending with us. While some industry sectors such as government and telecommunications may be less susceptible to the effects of an economic slowdown, our enterprise customers may be adversely affected, especially in financial services and consumer industries. Continued volatility in, or disruption of financial markets could limit customers' ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our results of operations. Further, competitors may respond to economic conditions by lowering their prices, which could put pressure on our pricing. We could also experience lower than anticipated order levels, cancellations of orders in backlog, defaults on outstanding accounts receivable and extended payment or delivery terms. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In addition, some of the markets we serve are emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources.
The price of our common stock may fluctuate with market volatility.
The market price of our common stock has been volatile and may continue to fluctuate in response to a number of factors, some of which are beyond our control. The stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results. Broad market fluctuations could adversely affect the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations. In addition, the stock market in general, and the market prices of stock of publicly-traded technology companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of such companies.
It is not uncommon when the market price of a stock has been volatile for holders of that stock to institute securities class action litigation against the company that issues that stock. If any of our stockholders brought such a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit beyond any insurance coverage which we may have for such risks. Such a lawsuit could also divert the time and attention of our management. Any of these events, as well as other circumstances discussed in these Risk Factors, may cause the price of our common stock to fall.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 175,000 square feet of property in an office building in Westford, Massachusetts where our headquarters is located. The current lease will expire in September 2023, and we have an option to extend the lease for two additional five-year terms. We maintain offices in several other locations in the United States, including in or near each of Berkeley, Sunnyvale and San Jose, California; Colorado Springs, Colorado; Miami, Florida; Atlanta, Georgia; Saint Charles, Illinois; Rockland, Maryland; Burlington, Massachusetts; Ann Arbor, Michigan; Marlton, New Jersey; Plano, Texas; American Fork, Utah; Reston, Herndon, and Sterling, Virginia and Everett and Kirkland, Washington.
We also maintain offices in or near the following cities outside the United States: Melbourne and Sydney, Australia; Vienna, Austria; Brossard, Canada, Bangalore, Mumbai, Noida, and Pune India; Beijing, Guangzhou, Hong Kong, and Shanghai, China; Sao Paulo, Brazil; Massy and Paris, France; Berlin and Frankfurt, Germany; London, England; Jakarta, Indonesia; Dublin, Ireland; Tokyo, Japan; Seoul, Korea; Singapore; Mexico City, Mexico; Philippines; Madrid, Spain; Milan, Modena and Padova, Italy; Stockholm, Sweden; Kuala Lumpur, Malaysia; Taipei, Taiwan; Bangkok, Thailand; Amsterdam, Delft and Eindhoven, the Netherlands; Brno, Czech Republic; and Dubai, United Arab Emirates.
All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

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

Quarter Ended	High	Low
Fiscal Year 2015
June 30, 2014	$44.54	$33.30
September 30, 2014	$48.13	$41.15
December 31, 2014	$46.17	$31.59
March 31, 2015	$44.76	$33.53
Fiscal Year 2016
June 30, 2015	$45.53	$36.25
September 30, 2015	$41.34	$34.89
December 31, 2015	$40.28	$29.47
March 31, 2016	$30.41	$18.77
Stockholders
At May 16, 2016, we had 116 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 18,000.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2011 through March 31, 2016 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2011 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.
The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016
NetScout Systems, Inc.	$100.00	$74.45	$89.93	$137.55	$160.51	$84.08
NASDAQ Composite – Total Returns	$100.00	$112.31	$120.33	$156.65	$185.03	$186.06
NASDAQ Computer and Data Processing	$100.00	$107.98	$115.76	$152.34	$166.68	$211.54
Dividend Policy
In fiscal years 2016 and 2015, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, as well as for our stock buyback program further described under Item 7 “Liquidity and Capital Resources.” Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2016 - 1/31/2016	—	$—	—	14,803,404
2/1/2016 - 2/28/2016	3,926,606	20.24	3,905,908	10,897,496
3/1/2016 - 3/31/2016	975,632	20.44	975,632	9,921,864
Total	4,902,238	$20.28	4,881,540	9,921,864

(1)
We purchased an aggregate of 20,698 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our 20 million share repurchase program authorized on May 19, 2015).

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2016, 2015 and 2014 and the consolidated balance sheet data at March 31, 2016 and 2015 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2013 and 2012 and the consolidated balance sheet data at March 31, 2014, 2013 and 2012 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
	2016 (1)	2015	2014	2013 (2)	2012 (3)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$633,408	$272,895	$234,268	$198,749	$168,141
Service	322,011	180,774	162,379	151,801	140,538
Total revenue	955,419	453,669	396,647	350,550	308,679
Cost of revenue:
Product	238,037	59,037	51,219	45,752	39,271
Service	90,412	35,524	33,294	28,256	26,401
Total cost of revenue	328,449	94,561	84,513	74,008	65,672
Gross profit	626,970	359,108	312,134	276,542	243,007
Operating expenses:
Research and development	208,630	75,242	70,454	61,546	49,478
Sales and marketing	293,335	136,446	129,611	116,807	109,624
General and administrative	117,714	47,296	30,623	29,718	27,488
Amortization of acquired intangible assets	32,373	3,351	3,432	2,877	2,131
Restructuring charges	468	—	—	1,065	603
Total operating expenses	652,520	262,335	234,120	212,013	189,324
Income (loss) from operations	(25,550)	96,773	78,014	64,529	53,683
Interest and other expense, net	(6,889)	(1,808)	(158)	(793)	(2,765)
Income (loss) before income tax expense (benefit)	(32,439)	94,965	77,856	63,736	50,918
Income tax expense (benefit)	(4,070)	33,773	28,750	23,127	18,490
Net income (loss)	$(28,369)	$61,192	$49,106	$40,609	$32,428
Basic net income (loss) per share	$(0.35)	$1.49	$1.19	$0.97	$0.77
Diluted net income (loss) per share	$(0.35)	$1.47	$1.17	$0.96	$0.76
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	81,927	41,105	41,366	41,665	42,035
Net income (loss) per share—diluted	81,927	41,637	41,955	42,322	42,750

(1)
During the fiscal year ended March 31, 2016, NetScout completed the Transaction. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock.

(2)	During the fiscal year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems, S.r.l. for approximately $51.8 million.

(3)	During the fiscal year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Ltd., Fox Replay BV and Simena LLC for approximately $47.3 million collectively.

	March 31,
	2016 (1)	2015	2014	2013 (2)	2012 (3)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$352,075	$264,857	$218,794	$154,091	$213,516
Working capital	$283,422	$149,651	$115,798	$92,141	$155,596
Total assets	$3,592,843	$669,049	$607,763	$552,176	$567,757
Debt	$300,000	$—	$—	$—	$62,000
Total stockholders’ equity	$2,443,382	$435,750	$409,161	$371,903	$342,369

(1)
During the fiscal year ended March 31, 2016, NetScout completed the Transaction. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock.

(2)
During the fiscal year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems S.r.l. for approximately $51.8 million, including $527 thousand in cash.

(3)	During the fiscal year ended March 31, 2012, NetScout completed the acquisitions of Psytechnics, Ltd., Fox Replay BV and Simena LLC for approximately $47.3 million, including $616 thousand in cash.
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
Overview
We are an industry leader for real-time operational intelligence and performance analytics for service assurance and cyber security solutions that are used in many of the most demanding service provider, enterprise and government networks. Our solutions, based on proprietary Adaptive Service Intelligence (ASI) technology, help customers continuously monitor the service delivery environment to identify performance issues and to provide insight into network-based security threats. As a result, customers can quickly resolve issues that cause business disruptions or that adversely impact the user experience. We manufacture and market these products for integrated hardware and software solutions and are also well positioned to help customers deploy our software in commercial-off-the-shelf hardware and in virtualized form factors. Regardless of the platform, customers use our solutions to help drive ROI on their network and broader IT initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security. We report revenues and income under five operating segments that aggregate under a single reportable segment.
We have been a technology innovator for three-plus decades since our founding in 1984. Our market-leading solutions change how organizations manage and optimize the delivery of business applications and services, assure user experience across global IP networks and help protect networks from unwanted security threats. Through both internal development and acquisitions, we have continually enhanced and expanded our product portfolio to meet the evolving needs of customers worldwide. Our software analytics capture and transform terabytes of network traffic data in real time into high value, actionable information that enables customers to optimize network performance, manage applications, enhance security and gain insight into the end-user experience.
Our mission is to enable enterprise and service providers to realize maximum benefit with minimal risk from technology advances, like IP convergence, network function virtualization (NFV), software defined networking (SDN), virtualization, cloud, mobility, bring your own device (BYOD), web, and the evolving Internet by managing the inherent complexity in a cost-effective manner.  Our ASI technology, which we have developed in support of this mission, has the potential of not only expanding our leadership in our core markets, but can also serve as the underlying technology platform that can extend use of our solutions across our global customer base.
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, our ability to achieve expense reductions and make structural improvements in the current economic conditions.
On July 14, 2015, we completed the Transaction, which was structured as a Reverse Morris Trust transaction whereby Danaher contributed the Communications Business to Newco. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing holders of common units of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share.  The Transaction is expected to more than double NetScout's total addressable market to over $8 billion by extending its reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities, strengthen its go-to-market resources to better support a larger, more diverse and more global customer base, and increase NetScout's scale and elevate its strategic position within key accounts. For additional information regarding the Transaction, see Note 7 of our Notes to Consolidated Financial Statements.
Results Overview
NetScout's financial results for the fiscal year ended March 31, 2016 include approximately eight and one-half months of contribution from the Communications Business.
We continue to maintain strong liquidity. At March 31, 2016, we had cash, cash equivalents and marketable securities of $352.1 million. This represents an increase of $87.2 million over the previous fiscal year ended March 31, 2015.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP net income and non-GAAP diluted net income per share. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, an adjustment for a delayed transfer entity, and the amortization of acquired intangible assets. Non-GAAP net income includes the foregoing adjustments and also removes expenses related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expenses, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, net income (loss) and diluted net income (loss) per share), and may have limitations in that they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP.
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

The following table reconciles revenue, net income (loss) and diluted net income (loss) per share on a GAAP and non-GAAP basis for the years ended March 31, 2016, 2015 and 2014:

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2016	2015	2014
GAAP revenue	$955,419	$453,669	$396,647
Product deferred revenue fair value adjustment	10,166	18	558
Service deferred revenue fair value adjustment	51,625	—	—
Delayed transfer entity adjustment	633	—	—
Amortization of acquired intangible assets	6,746	—	—
Non-GAAP revenue	$1,024,589	$453,687	$397,205
GAAP net income (loss)	$(28,369)	$61,192	$49,106
Product deferred revenue fair value adjustments	10,166	18	558
Service deferred revenue fair value adjustments	51,625	—	—
Inventory fair value amortization	28,638	—	—
Share-based compensation expense	28,351	16,580	12,930
Amortization of acquired intangible assets	84,246	6,990	6,765
Business development and integration expense	29,434	11,956	523
Compensation for post-combination services	35,118	1,414	2,215
Restructuring charges	468	—	—
Loss on extinguishment of debt	55	—	—
Acquisition related depreciation expense	3,898	—	—
Income tax adjustments	(86,263)	(13,810)	(7,879)
Non-GAAP net income	$157,367	$84,340	$64,218
GAAP diluted net income (loss) per share	$(0.35)	$1.47	$1.17
Per share impact of non-GAAP adjustments identified above	2.26	0.56	0.36
Non-GAAP diluted net income per share	$1.91	$2.03	$1.53

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
We derive revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. The majority of our product sales consist of hardware products with embedded software that are essential to providing customers the intended functionality of the solutions. We also sell stand-alone software solutions to provide customers with enhanced functionality. In addition, we sell hardware bundled with a software license. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, fees are fixed or determinable and collection of the related receivable is reasonably assured. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. Because many of our solutions are comprised of both hardware and more than incidental software components, we recognize revenue in accordance with authoritative guidance on both hardware and software revenue recognition.

Our service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support (PCS), and other professional services including consulting and training. We generally provide software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Consulting services are recognized upon delivery or completion of performance. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Multi-element arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, we allocate the total arrangement consideration to the multiple elements based on each element’s fair value compared to the total relative selling price of all the elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist. We have established BESP for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. We also consider our overall pricing objectives and practices across different sales channels and geographies, and market conditions. We review sales of the product elements on a quarterly basis and update, when appropriate, our BESP for such elements to ensure that it reflects recent pricing experience. We have established VSOE for a majority of our service elements based on historical stand-alone sales or by the renewal rate offered to the customer. However certain business units we acquired as part of the Transaction are unable to establish VSOE for undelivered elements. This occurs because the pricing for standalone sales does not occur in tight bands around a midpoint, and they are not contractually fixed. In these scenarios we have typically established BESP by creating wider bands around a midpoint for stand alone transactions or in some cases using cost plus a margin for the underlying services and products. If VSOE of fair value does not exist for a deliverable, we use our BESP for that deliverable.
For multi-element arrangements comprised only of software products and related services, we allocate a portion of the total arrangement consideration to the undelivered elements, primarily support agreements and professional services, using VSOE of fair value for the undelivered elements. The remaining portion of the total arrangement consideration is allocated to the delivered software, referred to as the residual method. VSOE of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. We review the separate sales of the undelivered elements on a regular basis and update when appropriate, our VSOE of fair value for such elements to ensure that it reflects recent pricing experience. If we cannot objectively determine the VSOE of the fair value of any undelivered software element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized over the service period.
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
Our products are distributed through our direct sales force and indirect distribution channels through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-in basis; that is, when we deliver the product to the reseller. We record consideration given to a reseller as a reduction of revenue to the extent we have recorded revenue from the reseller. With limited exceptions, our return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, we have a history of successfully collecting receivables from the resellers.

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
Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items
We amortize acquired definite-lived intangible assets over their estimated useful lives. Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  We perform the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.  We have identified five reporting units: (1) NetScout, (2) Arbor Networks, (3) Tektronix Communications, (4) VSS and (5) FNET and an indefinite-lived trade name. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on our qualitative assessment, it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. During fiscal year 2016, we performed a quantitative analysis for goodwill and our non-amortizing intangible asset. We determined the fair value of the reporting unit's goodwill using established income and market valuation approaches and the fair value of its trade names using a forward-looking relief from royalty model. All goodwill and indefinite-lived intangible assets were estimated to be recoverable as of January 31, 2016.
We completed one acquisition (the Transaction) during the three year period ended March 31, 2016. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets we use a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. We are also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and risk adjusted rate of return for a market participant purchasing those relationships.
The Transaction contained both contingently returnable consideration and contingent purchase consideration. The contingently returnable consideration represents a contingent right of return from Danaher to reimburse NetScout for certain cash awards to be paid by NetScout to employees of the Communications Business transferred to Newco for post-combination services on various dates through August 4, 2016. The contingently returnable consideration was $16.1 million, net of taxes at March 31, 2016. During the fiscal year ended March 31, 2016, certain post-combination cash retention payments have been disbursed. Danaher will reimburse NetScout for those costs and NetScout will reimburse Danaher for the tax benefit. Because the right of offset has not been met, we recorded the gross amount of compensation as contingently returnable consideration and the tax benefit of $2.7 million as contingent purchase consideration. For additional information, see Note 7 of the Notes to Consolidated Financial Statements.
The acquisition of Simena LLC on November 18, 2011 also contained contingent consideration based on the ultimate settlement of assets and liabilities acquired as part of the transaction, and the former owners' future period of employment with NetScout. Contingent consideration accounting requires us to estimate the probability of various settlement scenarios, the former owners' expected period of employment with NetScout, and a risk adjusted interest rate to present value to the payment streams.
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
Results of Operations
Comparison of Years Ended March 31, 2016 and 2015
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the fiscal year ended March 31, 2016, one direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2015, two direct customers accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016		2015		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$633,408	66%	$272,895	60%	$360,513	132%
Service	322,011	34	180,774	40	141,237	78%
Total revenue	$955,419	100%	$453,669	100%	$501,750	111%
Product. The 132%, or $360.5 million, increase in product revenue compared to the same period last year was primarily due to $378.8 million in additional revenue resulting from the Transaction. This increase was partially offset by an $11.4 million decrease in revenue from our legacy service provider sector and a $6.9 million decrease in revenue from our legacy general enterprise sector.
Going forward, we expect that the revenue mix in future quarters will likely be oriented toward service provider customers, consistent with recent quarterly trends.  However, the timing and magnitude of certain projects will impact the quarterly revenue mix in any given quarter.
Service. The 78%, or $141.2 million, increase in service revenue compared to the same period last year was primarily due to a $128.7 million increase from the expansion of our customer base due to the Transaction and a $12.7 million increase in revenue from maintenance contracts in our legacy NetScout business due to new maintenance contracts and renewals from a growing support base.
Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016		2015		Change
		% of Revenue		% of Revenue	$	%
United States	$681,569	71%	$348,354	77%	$333,215	96%
International:
Europe	137,411	14	46,253	10	91,158	197%
Asia	61,566	7	27,685	6	33,881	122%
Rest of the world	74,873	8	31,377	7	43,496	139%
Subtotal international	273,850	29	105,315	23	168,535	160%
Total revenue	$955,419	100%	$453,669	100%	$501,750	111%
United States revenues increased 96%, or $333.2 million, primarily due to a $334.1 million increase from entities acquired as part of the Transaction. The 160%, or $168.5 million, increase in international revenue was primarily due to a $173.4 million increase from entities acquired as part of the Transaction, partially offset by a decrease across the legacy general enterprise sector.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2016		2015
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$238,037	25%	$59,037	13%	$179,000	303%
Service	90,412	9	35,524	8	54,888	155%
Total cost of revenue	$328,449	34%	$94,561	21%	$233,888	247%
Gross profit:
Product $	$395,371	41%	$213,858	47%	$181,513	85%
Product gross profit %	62%		78%		(16)%
Service $	231,599	24%	145,250	32%	86,349	59%
Service gross profit %	72%		80%		(8)%
Total gross profit $	$626,970		$359,108		$267,862	75%
Total gross profit %	66%		79%		(13)%
Product. The 303%, or $179.0 million, increase in cost of product revenue was primarily due to the 132%, or $360.5 million increase in product revenue for the fiscal year ended March 31, 2016 when compared to the fiscal year ended March 31, 2015. A majority of the increase in cost of product revenue was primarily due to a $181.7 million increase as a result of the incremental costs from the operations related to the Transaction, as well as an $886 thousand increase in amortization of intangibles primarily due to the acceleration of intangibles in the legacy NetScout business. These increases were offset by a $3.3 million decrease in cost of goods sold for the legacy NetScout business as well as a $1.2 million decrease in obsolescence charges. The product gross profit percentage decreased by sixteen percentage points to 62% during the fiscal year ended March 31, 2016 as compared to the same period in the prior year. Average headcount in cost of product revenue was 100 and 32 for the fiscal years ended March 31, 2016 and 2015, respectively.
Service. The 155%, or $54.9 million, increase in cost of service revenue was primarily due to a $52.2 million increase as a result of the incremental costs from the operations related to the Transaction, a $1.2 million increase in compensation related expenses in the legacy NetScout business and a $959 thousand increase in cost of contracts. The service gross profit percentage decreased by eight percentage points to 72% for the fiscal year ended March 31, 2016 when compared to the fiscal year ended March 31, 2015. The 59%, or $86.3 million, increase in service gross profit corresponds with the 78%, or $141.2 million, increase in service revenue, partially offset by the 155%, or $54.9 million, increase in cost of services. Average headcount in cost of service revenue was 608 and 168 for the fiscal years ended March 31, 2016 and 2015, respectively.
Gross profit. Our gross profit increased 75%, or $267.9 million. This increase is attributable to our increase in revenue of 111%, or $501.8 million, partially offset by a $233.9 million, or 247%, increase in cost of revenue. The gross margin percentage decreased thirteen percentage points to 66% during the fiscal year ended March 31, 2016 when compared to the same period in the prior year.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2016		2015
		% of Revenue		% of Revenue	$	%
Research and development	$208,630	22%	$75,242	17%	$133,388	177%
Sales and marketing	293,335	31	136,446	30	156,889	115%
General and administrative	117,714	12	47,296	10	70,418	149%
Amortization of acquired intangible assets	32,373	3	3,351	1	29,022	866%
Restructuring charges	468	—	—	—	468
Total operating expenses	$652,520	68%	$262,335	58%	$390,185	149%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 177%, or $133.4 million, increase in research and development expenses was due to a $133.5 million increase as a result of the incremental costs from the operations related to the Transaction. Average headcount in research and development was 1,224 and 358 for the fiscal years ended March 31, 2016 and 2015, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 115%, or $156.9 million, increase in total sales and marketing expenses was primarily due to a $146.2 million increase as a result of the incremental costs from the operations related to the Transaction. In addition, in the legacy NetScout business there was a $3.8 million increase in commission expense, a $2.5 million increase in deal related compensation expense, a $2.0 million increase in events, $1.8 million increase for the NetScout User Conference, a $1.5 million increase in employee related expense items resulting in part from increased headcount as well as increase compensation related items and a $1.3 million increase in advertising expenses. These expenses were partially offset by a $1.2 million decrease in recruiting expenses and an $863 thousand decrease in travel expenses for the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2015. Average headcount in sales and marketing was 930 and 374 for the fiscal years ended March 31, 2016 and 2015, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 149%, or $70.4 million, increase in general and administrative expenses was primarily due to a $48.8 million increase as a result of the incremental costs from the operations related to the Transaction, a $14.8 million increase in business development expenses, a $2.5 million increase in legal expenses, a $1.9 million increase in accounting services, a $1.8 million thousand increase in employee related expenses as a result of increased compensation related expenses. Average headcount in general and administrative was 282 and 123 for the fiscal years ended March 31, 2016 and 2015, respectively.
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
The 866%, or $29.0 million, increase in amortization of acquired intangible assets was due to a $27.9 million increase in amortization associated with the Transaction, as well as a $1.2 million increase in the legacy NetScout business related to acceleration of the amortization of certain intangibles.
Overall, we believe there is the potential to improve operating margin modestly in the fiscal year ending March 31, 2017 above reported levels for fiscal year 2016.

Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2016		2015
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(6,889)	(1)%	$(1,808)	—%	$(5,081)	(281)%
The 281%, or $5.1 million, increase in interest and other expense, net was due to a $5.5 million increase in interest expense due to amounts drawn down on the credit facility entered into on July 14, 2015, as well as a $1.0 million increase as a result of the incremental costs from operations related to the Transaction. These were partially offset by a $1.2 million decrease in foreign currency expense and a $246 thousand increased interest income received on investments.
Income Tax Expense
The annual effective tax rate for fiscal year 2016 is 12.5%, compared to an annual effective tax rate of 35.6% for fiscal year 2015. Generally, the effective tax rate differs from statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the fiscal year ended March 31, 2016 is lower than the comparable prior year period primarily related to a decrease in profit before taxes due to Transaction related expenses recorded in the year, an increase in research and development credits attributable to acquired companies and a change in the jurisdictional mix of earnings.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2016		2015
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(4,070)	—%	$33,773	7%	$(37,843)	(112)%

Comparison of Years Ended March 31, 2015 and 2014
Revenue

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
Product. The 16%, or $38.6 million, increase in product revenue was primarily due to a $26.8 million increase in revenue from our service provider sector, an $7.5 million increase in revenue from our general enterprise sector and a $4.3 million increase in revenue from our government enterprise sector.
Service. The 11%, or $18.4 million, increase in service revenue was primarily due to a $13.4 million increase in revenue from new maintenance contracts and renewals from a growing support base, a $4.6 million increase in premium support contracts and a $328 thousand increase in revenue from training.
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
United States revenues increased 15%, or $45.0 million, primarily as a result of an increase in our service provider sector. The 13%, or $12.0 million, increase in international revenue is primarily due to an increase in revenue from our service provider sector across international geographies.

Cost of Revenue and Gross Profit

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2015		2014		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$59,037	13%	$51,219	13%	$7,818	15%
Service	35,524	8	33,294	8	2,230	7%
Total cost of revenue	$94,561	21%	84,513	21%	10,048	12%
Gross profit:
Product $	$213,858	47%	$183,049	46%	30,809	17%
Product gross profit %	78%		78%		—%
Service $	145,250	32%	129,085	33%	16,165	13%
Service gross profit %	80%		79%		1%
Total gross profit $	$359,108		$312,134		$46,974	15%
Total gross profit %	79%		79%		—%
Product. The 15%, or $7.8 million, increase in cost of product revenue was primarily due to the 16%, or $38.6 million increase in product revenue for the fiscal year ended March 31, 2015 when compared to the fiscal year ended March 31, 2014. In addition, there was a $2.0 million increase in inventory obsolescence charges and a $300 thousand increase in amortization of intangible assets.  The product gross profit percentage remained flat at 78% during the fiscal year ended March 31, 2015 as compared to the same period in the prior year. Average headcount in cost of product revenue was 32 for the years ended March 31, 2015 and 2014.
Service. The 7%, or $2.2 million, increase in cost of service revenue was primarily due to a  $3.6 million increase in employee related expenses resulting in part from increased headcount to support our growing installed base, as well as from increased compensation related items for the fiscal year ended March 31, 2015 when compared to the fiscal year ended March 31, 2014. This increase was partially offset by a $1.4 million decrease in allocated overhead. The service gross profit percentage decreased by one percentage point to 80% for the fiscal year ended March 31, 2015 when compared to the fiscal year ended March 31, 2014. The 13%, or $16.2 million, increase in service gross profit corresponds with the 11%, or $18.4 million, increase in service revenue, partially offset by the 7%, or $2.2 million, increase in cost of services. Average headcount in cost of service revenue was 168 and 146 for the years ended March 31, 2015 and 2014, respectively.
Gross profit. Our gross profit increased 15%, or $47.0 million. This increase is attributable to our increase in revenue of 14%, or $57.0 million, partially offset by a $10.0 million, or 12%, increase in cost of revenue. The gross margin percentage remained flat at 79% during the fiscal year ended March 31, 2015 when compared to the same period in the prior year.
Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2015		2014		Change
		% of Revenue		% of Revenue	$	%
Research and development	$75,242	17%	$70,454	18%	$4,788	7%
Sales and marketing	136,446	29	129,611	33	6,835	5%
General and administrative	47,296	10	30,623	8	16,673	54%
Amortization of acquired intangible assets	3,351	1	3,432	1	(81)	(2)%
Total operating expenses	$262,335	57%	$234,120	60%	$28,215	12%
Research and development. The 7%, or $4.8 million, increase in research and development expenses is due to a $3.6 million increase in employee related expenses resulting in part from increased headcount as well as from increased compensation related items, a $1.3 million increase in depreciation expense, a $945 thousand increase in consulting expenses, and a $320 thousand increase in allocated overhead. These expenses were partially offset by a $952 thousand decrease in non-recurring engineering expenses, and a $253 thousand decrease in deal related compensation. Average headcount in research and development was 358 and 352 for the fiscal years ended March 31, 2015 and 2014, respectively.
Sales and marketing. The 5%, or $6.8 million, increase in total sales and marketing expenses was due to $6.1 million increase in employee related expenses resulting in part from increased headcount as well as from increased compensation related items. In addition, there was a $1.4 million increase in advertising and marketing related expenses, a $927 thousand increase related to the NetScout user conference, an $877 thousand increase in trade show expenses, a $780 thousand increase in allocated overhead, a $531 thousand increase in consulting expenses, and a $479 thousand increase in travel expenses. These expenses were partially offset by a $4.9 million decrease in commission expense for the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014. Average headcount in sales and marketing was 374 and 358 for the fiscal years ended March 31, 2015 and 2014, respectively.
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
Income Tax Expense
The annual effective tax rate for fiscal year 2015 was 35.6%, compared to an annual effective tax rate of 36.9% for fiscal year 2014. Generally, the annual effective tax rates differ from statutory rates primarily due to the impact of the domestic production activities deduction, the impact of state taxes, and federal, foreign and state tax credits. Our effective tax rate for the fiscal year ended March 31, 2015 was lower than the comparable prior year period primarily due to generation of taxable income in the fiscal year ended March 31, 2015 within a foreign subsidiary which generated losses in the fiscal year ended March 31, 2014; and whose fiscal year 2014 losses were not benefited.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2015		2014		Change
		% of Revenue		% of Revenue	$	%
Income tax expense	$33,773	7%	$28,750	7%	$5,023	17%

Contractual Obligations
At March 31, 2016, we had the following contractual obligations:
Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$328,606	$6,661	$13,323	$308,622	$—
Unconditional purchase obligations (2)	54,112	49,878	4,234	—	—
Operating lease obligations (3)	61,857	21,448	25,814	8,262	6,333
Pension benefit plan	29,188	275	688	903	27,322
Contingent purchase consideration	7,293	2,657	4,636	—	—
Total contractual obligations	$481,056	$80,919	$48,695	$317,787	$33,655
At March 31, 2016, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $1.8 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. We have also excluded long-term deferred revenue of $68.1 million as such amounts will be recognized as services are provided.
At March 31, 2016, the total accrual of our retirement obligation for our chairman and CEO was $1.6 million. The payment stream for this retirement obligation is based upon the retirement date which is currently not determinable.

(1)	Includes estimated future interest at an interest rate of 2.19% for our outstanding term loan at March 31, 2016.

(2)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

(3)	We lease facilities and certain equipment under operating lease agreements extending through March 2024 for a total of $61.9 million.
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
Commitment and Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires us to record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 16 for a discussion of contingencies.
We have a contingent liability related to the Transaction which represents the tax effected portion of the contingently returnable consideration. At March 31, 2016, the fair value of the future consideration to be paid to Danaher was $2.7 million.
We have one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At March 31, 2016, the fair value of the future consideration was $4.6 million.

Warranty and Indemnification
We warrant that our software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and expires 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 12 months thereafter. Additionally, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout; customers’ failure to follow our installation, operation or maintenance instructions; and events outside of our reasonable control. We also warrant that all support services will be performed in a good and workmanlike manner. We believe that our product and support service warranties are consistent with commonly accepted industry standards. Warranty cost information is presented and no material warranty costs are accrued since service revenue associated with warranty is deferred at the time of sale and recognized ratably over the warranty period.
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
Liquidity and Capital Resources
Cash, cash equivalents, and marketable securities consist of the following:

	At March 31, (Dollars in Thousands)
	2016	2015	2014
Cash and cash equivalents	$210,711	$104,893	$102,076
Short-term marketable securities	128,003	101,392	75,234
Long-term marketable securities	13,361	58,572	41,484
Cash, cash equivalents and marketable securities	$352,075	$264,857	$218,794
Cash, Cash Equivalents and Marketable Securities
At March 31, 2016 cash, cash equivalents and marketable securities totaled $352.1 million, up $87.2 million from $264.9 million at March 31, 2015 due primarily to proceeds from the issuance of debt in the amount of $294.6 million, cash provided by operations of $95.3 million, cash acquired as part of the Transaction in the amount of $27.7 million, partially offset by $311.9 million used to repurchase shares of our common stock and $24.8 million of cash used for capital expenditures.
At March 31, 2016, cash, short-term and long-term investments in the United States were $289.2 million, while cash held offshore was approximately $62.9 million.

Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016	2015	2014
Net cash provided by operating activities	$95,285	$106,933	$110,946
Net cash provided by (used in) investing activities	$25,089	$(56,185)	$(76,581)
Net cash used in financing activities	$(15,300)	$(48,760)	$(31,963)
Net Cash Provided by Operating Activities.
Fiscal year 2016 compared to fiscal year 2015
Cash provided by operating activities was $95.3 million during the fiscal year ended March 31, 2016, compared to $106.9 million of cash provided by operating activities in the fiscal year ended March 31, 2015. This $11.6 million decrease was due in part to an $89.5 million decrease from net income, a $44.9 million decrease in deferred income taxes, $27.3 million decrease from prepaid expenses and other assets, an $18.5 million decrease from amounts owed from a related party as a result of the Transaction, a $6.7 million decrease from amounts that are due to a related party as a result of the Transaction and a $1.5 million unfavorable impact from accounts receivable. Accounts receivable days sales outstanding was 80 days at March 31, 2016 compared to 61 days at March 31, 2015. These decreases were offset by a $120.4 million increase in depreciation and amortization and a $20.0 million increase from accrued compensation and other expenses. This increase from accrued compensation and other expenses was due largely to the timing of accruals and payments for compensation related items and legal and accounting related fees. In addition, there was an $11.8 million increase in share-based compensation, a $9.0 million increase from deferred revenue, a $6.6 million increase in deal related compensation and a $6.0 million increase from inventories.
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

Net Cash Provided by (Used in) Investing Activities.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016	2015	2014
Cash provided by (used in) investment activities included the following:
Purchase of marketable securities	$(100,278)	$(133,212)	$(128,122)
Proceeds from maturity of marketable securities	118,881	89,954	65,570
Purchase of fixed assets	(24,783)	(12,808)	(13,066)
Purchase of intangible assets	(3,962)	(174)	(1,086)
Collection of contingently returnable consideration	9,306	—	—
Acquisition of businesses, net of cash acquired	27,700	—	—
Increase in deposits	(150)	55	123
Capitalized software development costs	(1,625)	$—	$—
	$25,089	$(56,185)	$(76,581)
Cash provided by investing activities increased by $81.3 million to $25.1 million during the fiscal year ended March 31, 2016, compared to $56.2 million of cash used in investing activities during the fiscal year ended March 31, 2015. Cash used for investing activities was $56.2 million during the fiscal year ended March 31, 2015, compared to $76.6 million of cash used for investing activities during the fiscal year ended March 31, 2014.
There was a $27.7 million increase in cash inflow related to cash acquired as part of the acquisition of the Communication Business.
Net cash inflows relating to the purchase and sales of marketable securities was up $61.9 million during the fiscal year ended March 31, 2016 relating to the amount of investments held at each respective balance sheet date, from an outflow of $43.3 million during the fiscal year ended March 31, 2015 to an inflow of $18.6 million during the fiscal year ended March 31, 2016. Net cash outflows relating to the purchase and sales of marketable securities was down $19.3 million during the fiscal year ended March 31, 2015 when compared to fiscal year ended March 31, 2014 relating to the amount of investments held at each respective balance sheet date, from an outflow of $62.6 million during the fiscal year ended March 31, 2014 to an outflow of $43.3 million during the fiscal year ended March 31, 2015.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2017.
Purchases of intangible assets increased by $3.8 million during the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2015. During fiscal year ended March 31, 2016, we made an agreement to acquire a technology license for $3.7 million.
Net Cash Used in Financing Activities.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016	2015	2014
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$1	$140	$812
Payment of contingent consideration	—	—	(841)
Treasury stock repurchases	(311,850)	(51,714)	(34,322)
Proceeds from issuance of long-term debt, net of issuance costs	294,623	—	—
Repayment of long-term debt	—	—	—
Excess tax benefit from share-based compensation awards	1,926	2,814	2,388
	(15,300)	(48,760)	(31,963)

Cash used in financing activities was down $33.5 million to $15.3 million during the fiscal year ended March 31, 2016, compared to $48.8 million of cash used in financing activities during the fiscal year ended March 31, 2015.
On April 22, 2014, our board of directors approved a stock repurchase program. This program authorized management to make additional repurchases of our outstanding common stock of up to $100 million. Through March 31, 2016, we had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. At March 31, 2016, there were no shares of common stock that remained available to be purchased under the plan due to the approval of a new replacement share repurchase program on May 19, 2015. The Company repurchased 67,752 shares for $2.8 million and 756,700 shares for $31.5 million under the program during the fiscal years ended March 31, 2016 and 2015, respectively.
On May 19, 2015, our board of directors approved a new share repurchase program, conditional upon the completion of our the Transaction. This program enables us to repurchase up to 20 million shares of our common stock. This plan became effective on July 14, 2015 upon the completion of the Transaction and replaced our previously existing open market stock repurchase program described above. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. Through March 31, 2016, we have repurchased 10,078,136 shares totaling $300.0 million in the open market under this stock repurchase plan. At March 31, 2016, 9,921,864 shares of common stock remained available to be purchased under the plan.
In addition, in connection with the vesting and release of the restriction on previously vested shares of restricted stock units, we repurchased 256,514 shares for $9.1 million, 247,568 for $10.8 million and 216,198 shares for $5.5 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
We generated $1.9 million, $2.8 million and $2.4 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively, of excess tax benefits from share-based compensation awards.
Credit Facility
On July 14, 2015, the we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We may elect to use the new credit facility for working capital purpose or repurchase of common stock under our authorized 20 million share common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At March 31, 2016, $300 million was outstanding under this credit facility.
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
Our consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until we have delivered financial statements for the quarter ended March 31, 2016, the commitment fee will be 0.30% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.35% per annum if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if our consolidated leverage ratio is equal to or less than 1.00.

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
The loans and other obligations under the credit facility are (a) guaranteed by each of NetScout’s wholly owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of NetScout and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Borrower and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Credit Agreement generally prohibits any other liens on our assets and our restricted subsidiaries, subject to certain exceptions as described in the Credit Agreement.
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
Expectations for Fiscal Year 2017
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
NetScout's Liquidity and Capital Resources After the Transaction
Due to the ongoing nature of the integration planning, there is no estimate of costs associated with achieving any of the projected synergies or the consolidation of any operations and systems as well as professional fees associated with these activities. Additionally, as part of the Transaction, NetScout and Newco entered into a Transition Services Agreement with Danaher on July 14, 2015 (Transition Services Agreement), under which Danaher will provide the Communications Business specified support services and other assistance for a limited time following the closing of the Transaction.
We anticipate that our primary sources of liquidity for working capital and operating activities will be cash provided by operations, as well as the new Credit Agreement. We expect these sources of liquidity will be sufficient to fund working capital and capital expenditure requirements, including the significant one-time costs relating to the Transactions.
Recent Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning April 1, 2017. We are currently evaluating the impact of the pending adoption of ASU 2016-09 on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02), its new standard on accounting for leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. ASU 2016-02 is effective for annual reporting periods beginning after December 31, 2018 and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. We adopted this standard prospectively in the third quarter of fiscal year 2016 as early adoption was permitted and prior periods were not retrospectively adjusted.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement to restate prior financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. We adopted this standard in the second quarter of fiscal year 2016 as early adoption was permitted.
In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). The guidance in the previously issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this standard in the second quarter of fiscal year 2016 as early adoption was permitted.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU will be effective for us in the first quarter of its fiscal year 2019. Early adoption is not permitted. This ASU allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of March 31, 2016, we owed $300 million on this loan with an interest rate of 2.19%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2016. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $657 thousand as of March 31, 2016.
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At March 31, 2016 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2016, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2016 resulted in a liability balance of $158 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $191 thousand reflecting favorable rates in comparison to current market rates. At March 31, 2015, we had foreign currency forward contracts with notional amounts totaling $20.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2015 resulted in a liability balance of $1.7 million, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $15 thousand reflecting favorable rates in comparison to current market rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Changes in Internal Control over Financial Reporting
On July 14, 2015, we completed the Transaction. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include these operations. Since we have not yet fully incorporated the internal controls and procedures of the Fluke Networks Enterprise Business, Tektronix Communications, and VSS Monitoring into our internal control over financial reporting, management excluded these portions of the Transaction from our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016. The portion of the Transaction excluded constituted 9% of our total assets as of March 31, 2016 and 34% of our total revenues for the year then ended. We are continuing to integrate these acquired operations into our overall internal control over financial reporting process. There has been no other change in our internal control over financial reporting during the fiscal year ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein at page F-2 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions “Directors and Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “The Board of Directors and its Committees” and “Corporate Governance” in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than 120  days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption “Compensation and Other Information Concerning Directors and Executive Officers” in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions “Director Independence,” “Employment and Other Agreements” and “Transactions with Related Persons” in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included under the captions “Auditors Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Non-Audit Services” in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets at March 31, 2016 and 2015	F-3

		Consolidated Statements of Operations for the Years Ended March 31, 2016, 2015 and 2014	F-4

		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2016, 2015 and 2014	F-5

		Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2016, 2015 and 2014	F-6

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2016, 2015 and 2014	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts	S-1

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

Date: May 31, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 31, 2016
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 31, 2016
Jean Bua

/S/ VICTOR A. DEMARINES	Director	May 31, 2016
Victor A. DeMarines

/S/ JOHN R. EGAN	Director	May 31, 2016
John R. Egan

/S/ JOSEPH G. HADZIMA, JR.	Director	May 31, 2016
Joseph G. Hadzima, Jr.

/S/ VINCENT J. MULLARKEY	Director	May 31, 2016
Vincent J. Mullarkey

/s/ ROBERT E. DONAHUE	Director	May 31, 2016
Robert E. Donahue

/S/ CHRISTOPHER PERRETTA	Director	May 31, 2016
Christopher Perretta

/s/ JAMES A. LICO	Director	May 31, 2016
James A. Lico

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NetScout Systems, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2016 and March 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in the consolidated balance sheets.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Fluke Networks Enterprise Business, Tektronix Communications, and VSS Monitoring from its assessment of internal control over financial reporting as of March 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded these reporting units of the Communications Business from our audit of internal control over financial reporting. The excluded Fluke Networks Enterprise Business, Tektronix Communications, and VSS Monitoring total assets and total revenues represent 9% and 34%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2016.

/S/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 31, 2016

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2016	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$210,711	$104,893
Marketable securities	128,003	101,392
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $5,069 and $173 at March 31, 2016 and 2015, respectively	247,199	82,226
Inventories	58,029	12,130
Prepaid income taxes	18,137	1,393
Deferred income taxes	—	21,755
Prepaid expenses and other current assets (related party balances of $44,161 and $0, respectively)	78,399	13,495
Total current assets	740,478	337,284
Fixed assets, net	62,033	23,864
Goodwill	1,709,369	197,445
Intangible assets, net	1,054,040	50,180
Deferred income taxes	6,206	—
Long-term marketable securities	13,361	58,572
Other assets	7,356	1,704
Total assets	$3,592,843	$669,049
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $5,893 and $0, respectively)	$43,969	$13,077
Accrued compensation	82,303	36,553
Accrued other	32,045	14,474
Income taxes payable	2,091	107
Deferred revenue and customer deposits	296,648	123,422
Total current liabilities	457,056	187,633
Other long-term liabilities	2,903	1,995
Deferred tax liability	285,359	10,639
Accrued long-term retirement benefits	31,378	1,587
Long-term deferred revenue and customer deposits	68,129	26,961
Long-term debt	300,000	—
Contingent liabilities, net of current portion	4,636	4,484
Total liabilities	1,149,461	233,299
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2016 and 2015	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 114,495,614 and 50,812,548 shares issued and 94,088,469 and 40,807,805 shares outstanding at March 31, 2016 and 2015, respectively	114	51
Additional paid-in capital	2,642,745	298,101
Accumulated other comprehensive loss	(1,501)	(4,645)
Treasury stock at cost, 20,407,145 and 10,004,743 shares at March 31, 2016 and 2015, respectively	(481,366)	(169,516)
Retained earnings	283,390	311,759
Total stockholders’ equity	2,443,382	435,750
Total liabilities and stockholders’ equity	$3,592,843	$669,049

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Revenue:
Product	$633,408	$272,895	$234,268
Service	322,011	180,774	162,379
Total revenue	955,419	453,669	396,647
Cost of revenue:
Product (related party balances of $25,055, $0 and $0, respectively)	238,037	59,037	51,219
Service (related party balances of $5,736, $0 and $0, respectively)	90,412	35,524	33,294
Total cost of revenue	328,449	94,561	84,513
Gross profit	626,970	359,108	312,134
Operating expenses:
Research and development (related party balances of $16,701, $0 and $0, respectively)	208,630	75,242	70,454
Sales and marketing (related party balances of $15,430, $0 and $0, respectively)	293,335	136,446	129,611
General and administrative (related party balances of $16,055, $0 and $0, respectively)	117,714	47,296	30,623
Amortization of acquired intangible assets	32,373	3,351	3,432
Restructuring charges	468	—	—
Total operating expenses	652,520	262,335	234,120
Income (loss) from operations	(25,550)	96,773	78,014
Interest and other income (expense), net:
Interest income	691	445	309
Interest expense	(6,329)	(773)	(768)
Other income (expense), net (related party balances of ($379), $0 and $0, respectively)	(1,251)	(1,480)	301
Total interest and other expense, net	(6,889)	(1,808)	(158)
Income (loss) before income tax expense (benefit)	(32,439)	94,965	77,856
Income tax expense (benefit)	(4,070)	33,773	28,750
Net income (loss)	$(28,369)	$61,192	$49,106
Basic net income (loss) per share	$(0.35)	$1.49	$1.19
Diluted net income (loss) per share	$(0.35)	$1.47	$1.17
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	81,927	41,105	41,366
Net income (loss) per share—diluted	81,927	41,637	41,955

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31,
	2016	2015	2014
Net income (loss)	$(28,369)	$61,192	$49,106
Other comprehensive income (loss):
Cumulative translation adjustments	1,446	(6,311)	1,887
Recognition of actuarial net gain from pension and other post-retirement plans, net of taxes of $215, $0 and $0	632	—	—
Changes in market value of investments:
Changes in unrealized (losses) gains, net of taxes of $0, $0 and $0	3	(12)	5
Total net change in market value of investments	3	(12)	5
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($329), ($1,113) and $33	(523)	(1,937)	62
Reclassification adjustment for net gains included in net income, net of taxes of $915, $497 and $62	1,586	843	147
Total net change in market value of derivatives	1,063	(1,094)	209
Other comprehensive income (loss)	3,144	(7,417)	2,101
Total comprehensive income (loss)	$(25,225)	$53,775	$51,207

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2013	49,007,491	$49	$253,202	$671	7,540,570	$(83,480)	$201,461	$371,903

Net income							49,106	49,106
Unrealized net investment gains				5				5
Unrealized net gains on derivative financial instruments				209				209
Cumulative translation adjustments				1,887				1,887
Issuance of common stock pursuant to exercise of options	117,650	—	811					811
Issuance of common stock pursuant to vesting of restricted stock units	635,254	1						1
Stock-based compensation expense for restricted stock units granted to employees			12,178					12,178
Issuance of common stock under employee stock purchase plan	162,564		4,995					4,995
Repurchase of treasury stock					1,216,605	(34,322)		(34,322)
Excess tax benefit from share-based compensation awards			2,388					2,388
Balance, March 31, 2014	49,922,959	50	273,574	2,772	8,757,175	(117,802)	250,567	409,161
Net income							61,192	61,192
Unrealized net investment losses				(12)				(12)
Unrealized net losses on derivative financial instruments				(1,094)				(1,094)
Cumulative translation adjustments				(6,311)				(6,311)
Issuance of common stock pursuant to exercise of options	23,850	—	139					139
Issuance of common stock pursuant to vesting of restricted stock units	728,239	1						1
Stock-based compensation expense for restricted stock units granted to employees			15,685					15,685
Issuance of common stock under employee stock purchase plan	137,500		5,889					5,889
Repurchase of treasury stock					1,247,568	(51,714)		(51,714)
Excess tax benefit from share-based compensation awards			2,814					2,814
Balance, March 31, 2015	50,812,548	51	298,101	(4,645)	10,004,743	(169,516)	311,759	435,750
Net loss							(28,369)	(28,369)
Unrealized net investment gains				3				3
Unrealized net gains on derivative financial instruments				1,063				1,063
Cumulative translation adjustments				1,446				1,446
Recognition of actuarial net gain from pension and other post-retirement plan				632				632
Issuance of common stock pursuant to vesting of restricted stock units	736,170	1						1
Stock-based compensation expense for restricted stock units granted to employees			26,609					26,609
Issuance of common stock under employee stock purchase plan	447,252		10,560					10,560
Repurchase of treasury stock					10,402,402	(311,850)		(311,850)
Issuance of shares related to the Transaction	62,499,644	62	2,305,549					2,305,611
Excess tax benefit from share-based compensation awards			1,926					1,926
Balance, March 31, 2016	114,495,614	$114	$2,642,745	$(1,501)	20,407,145	$(481,366)	$283,390	$2,443,382
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(28,369)	$61,192	$49,106
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	140,071	19,709	18,260
Loss on disposal of fixed assets	134	300	39
Deal related compensation expense and accretion charges	6,728	153	151
Share-based compensation expense associated with equity awards	28,351	16,580	12,930
Net change in fair value of contingent and contractual liabilities	—	(10)	(303)
Deferred income taxes	(42,121)	2,736	5,214
Other (gains) losses	(279)	168	(86)
Changes in assets and liabilities
Accounts receivable and unbilled costs	(23,259)	(21,801)	13,451
Due from related party	(18,483)	—	—
Inventories	5,523	(499)	(6,798)
Prepaid expenses and other assets	(29,481)	(2,169)	(2,841)
Accounts payable	2,334	1,355	1,498
Accrued compensation and other expenses	33,250	13,233	6,734
Due to related party	(6,743)	—	—
Income taxes payable	1,984	(684)	677
Deferred revenue	25,645	16,670	12,914
Net cash provided by operating activities	95,285	106,933	110,946
Cash flows from investing activities:
Purchase of marketable securities	(100,278)	(133,212)	(128,122)
Proceeds from maturity of marketable securities	118,881	89,954	65,570
Purchase of fixed assets	(24,783)	(12,808)	(13,066)
Purchase of intangible assets	(3,962)	(174)	(1,086)
Acquisition of businesses, net of cash acquired	27,700	—	—
Decrease (increase) in deposits	(150)	55	123
Collection of contingently returnable consideration	9,306	—	—
Capitalized software development costs	(1,625)	—	—
Net cash provided by (used in) investing activities	25,089	(56,185)	(76,581)
Cash flows from financing activities:
Issuance of common stock under stock plans	1	140	812
Payment of contingent consideration	—	—	(841)
Treasury stock repurchases	(311,850)	(51,714)	(34,322)
Proceeds from issuance of long-term debt, net of issuance costs	294,623	—	—
Excess tax benefit from share-based compensation awards	1,926	2,814	2,388
Net cash used in financing activities	(15,300)	(48,760)	(31,963)
Effect of exchange rate changes on cash and cash equivalents	744	829	(256)
Net increase in cash and cash equivalents	105,818	2,817	2,146
Cash and cash equivalents, beginning of year	104,893	102,076	99,930
Cash and cash equivalents, end of year	$210,711	$104,893	$102,076
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,807	$—	$—
Cash paid for income taxes	$50,658	$29,233	$21,456
Non-cash transactions:
Transfers of inventory to fixed assets	$1,229	$940	$1,781
Additions to property, plant and equipment included in accounts payable	$(1,065)	$(187)	$124
Debt issuance costs settled through the issuance of additional debt	$5,377	$—	$—
Issuance of common stock under employee stock purchase plans	$10,560	$5,889	$4,995
Purchase consideration	$2,276,256	$—	$—
Contingently returnable consideration	$29,355	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – NATURE OF BUSINESS
NetScout Systems, Inc., or NetScout or the Company, is an industry leader for real-time operational intelligence and performance analytics for service assurance and cyber security solutions that are used in many of the most demanding service provider, enterprise and government networks. Our solutions, based on proprietary Adaptive Service Intelligence (ASI) technology, help customers continuously monitor the service delivery environment to identify performance issues and to provide insight into network-based security threats. As a result, customers can quickly resolve issues that cause business disruptions or that adversely impact the user experience. We manufacture and market these products for integrated hardware and software solutions and are also well positioned to help customers deploy our software in commercial-off-the-shelf hardware and in virtualized form factors. Regardless of the platform, customers use our solutions to help drive ROI on their network and broader IT initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security. We report revenues and income under five operating segments that aggregate under a single reportable segment.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On July 14, 2015, the Company completed the acquisition of Danaher Corporation’s (Danaher) Communications Business (Communications Business), which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher’s data communications cable installation business and its communication service provider business (the Transaction). The Transaction is more fully described in Note 7 below. The Transaction was recorded using the acquisition method of accounting; accordingly, the financial results of the acquisition are included in the accompanying audited consolidated financial statements for the periods subsequent to the acquisition.
Fiscal Year End
The fiscal year end of NetScout and its wholly-owned subsidiaries ends on March 31st, except for Fluke Networks Enterprise business, which ended on April 1, 2016. NetScout’s quarters end on the last calendar day of the months of June, September and December. The fiscal year 2016 quarter end dates of the entities acquired as part of the Communications Business were October 2nd and December 31st. The Company does not adjust for the difference in fiscal periods between the acquired entities and itself, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02. References herein to Fiscal 2016, 2015 and 2014 refer to the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Segment Reporting
The Company reports revenues and income under five operating segments that aggregate under one reportable segment.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include those involving revenue recognition, valuation of goodwill and acquired assets and liabilities, valuation of the pension obligation and share-based compensation. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.
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
At March 31, 2016 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which we believe are those institutions with an investment grade rating for deposits.
Revenue Recognition
The Company exercises judgment and uses estimates in connection with determining the amounts of product and services revenues to be recognized in each accounting period.
The Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. The majority of the Company’s product sales consist of hardware products with embedded software that are essential to providing customers the intended functionality of the solutions. The Company also sells stand-alone software solutions to provide customers with enhanced functionality. In addition, the Company sells hardware bundled with a software license. Product revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, fees are fixed or determinable and collection of the related receivable is reasonably assured. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. Because many of the Company’s solutions are comprised of both hardware and more than incidental software components, the Company recognizes revenue in accordance with authoritative guidance on both hardware and software revenue recognition.
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
Multi-element arrangements are concurrent customer purchases of a combination of the Company’s product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, the Company allocates the total arrangement consideration to the multiple elements based on each element’s fair value compared to the total relative selling price of all the elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist. The Company has established BESP for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. The Company reviews sales of the product elements on a quarterly basis and updates when appropriate, its BESP for such elements to ensure that it reflects recent pricing experience. The Company has established VSOE for a majority of its service elements based on historical stand-alone sales or by the renewal rate offered to the customer. However certain business units acquired as part of the Transaction are unable to establish VSOE for undelivered elements. This occurs because the pricing for standalone sales does not occur in tight bands around a midpoint, and they are not contractually fixed. In these scenarios the Company has typically established BESP by creating wider bands around a midpoint

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for standalone transactions or in some cases using cost plus a margin for the underlying services and products. If VSOE of fair value does not exist for a deliverable, the Company uses its BESP for that deliverable.
For multi-element arrangements comprised only of software products and related services, the Company allocates a portion of the total arrangement consideration to the undelivered elements, primarily support agreements and professional services, using vendor-specific objective evidence of fair value for the undelivered elements. The remaining portion of the total arrangement consideration is allocated to the delivered software, referred to as the residual method. VSOE of fair value of the undelivered elements is based on the price customers pay when the element is sold separately. The Company reviews the separate sales of the undelivered elements on a regular basis and updates when appropriate, its VSOE of fair value for such elements to ensure that it reflects recent pricing experience. If the Company cannot objectively determine the VSOE of the fair value of any undelivered software element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized over the service period.
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
Uncollected Deferred Product Revenue
Because of NetScout’s revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $2.0 million and $2.0 million at March 31, 2016 and 2015, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2016, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2015, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the fiscal year ended March 31, 2016, one direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2015, two direct customers accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2014, one direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has a receivable from Danaher in the amount of $44.2 million that represents a concentration of credit risk at March 31, 2016.
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
Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items
The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.  The Company has identified five reporting units: (1) NetScout, (2) Arbor Networks, (3) Tektronix Communications, (4) VSS and (5) FNET and an indefinite-lived trade name. To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on the Company's qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. During fiscal year 2016, the Company performed a quantitative analysis for goodwill and its non-amortizing intangible asset. The Company determined the fair value of the reporting unit's goodwill using established income and market valuation approaches and the fair value of its trade names using a forward-looking relief from royalty model. All goodwill and indefinite-lived intangible assets were estimated to be recoverable as of January 31, 2016.
The Company completed one acquisition during the three year period ended March 31, 2016. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets the Company uses a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. The Company is also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and risk adjusted rate of return for a market participant purchasing those relationships.
The Transaction contained both contingently returnable consideration and contingent purchase consideration. The contingently returnable consideration represents a contingent right of return from Danaher to reimburse NetScout for certain cash awards to be paid by NetScout to employees of the Communications Business transferred to Newco for post-combination services on various dates through August 4, 2016. The contingently returnable consideration was $16.1 million, net of taxes at March 31, 2016. During the fiscal year ended March 31, 2016, certain post-combination cash retention payments have been disbursed. Danaher will reimburse the Company for those costs and NetScout will reimburse Danaher for the tax benefit. Because the right of offset has not been met, the Company recorded the gross amount of compensation as contingently returnable consideration and the tax benefit of $2.7 million as contingent purchase consideration. For additional information, see Note 7 of the Company's Notes to Consolidated Financial Statements.
The acquisition of Simena LLC on November 18, 2011 also contained contingent consideration based on the ultimate settlement of assets and liabilities acquired as part of the transaction, and the former owners' future period of employment with the Company. Contingent consideration accounting requires the Company to estimate the probability of various settlement scenarios, the former owners' expected period of employment with NetScout, and a risk adjusted interest rate to present value the payment streams.
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
Amortization included as cost of product revenue was $0 for the years ended March 31, 2016, 2015, and 2014. The Company capitalized $1.6 million and $0 in software development costs in the years ended March 31, 2016 and 2015.
Derivative Financial Instruments
Under authoritative guidance for derivative instruments and hedging activities, all hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured at the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, the Company accounts for its instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts are assessed by the Company quarterly. The Company records the fair value of its derivatives in prepaid and other current assets and accrued other in the Company's consolidated balance sheet. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to the Company’s consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in the Company’s consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company’s consolidated statement of cash flows. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contingencies
NetScout accounts for claims and contingencies in accordance with authoritative guidance that requires an estimated loss to be recorded from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If NetScout determines that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires NetScout to use its judgment. NetScout consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. See Note 16 for a discussion of contingencies.
Contingent liabilities include contingent consideration in connection with the Company’s acquisitions. Contingent consideration represents earnout payments in connection with the Company’s acquisitions and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The Company discounts the contingent purchase consideration to present value using a risk adjusted interest rate at each reporting period. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.
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
Foreign Currency
NetScout accounts for its reporting of foreign operations in accordance with guidance which establishes guidelines for the determination of the functional currency of foreign subsidiaries. In accordance with the guidance, NetScout has determined its functional currency for those foreign subsidiaries that are an extension of NetScouts U.S. operations to be the U.S. Dollar.
Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity.
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
The Company had a foreign currency loss of $1.5 million, a loss of $1.4 million and a gain of $315 thousand for the years ended March 31, 2016, 2015 and 2014, respectively. These amounts are included in other income (expense), net.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $6.4 million, $3.1 million and $2.4 million for the years ended March 31, 2016, 2015 and 2014, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities, unrealized gain (loss) on hedge contracts, actuarial gains and losses, and foreign currency translation adjustments.
Income Taxes
NetScout accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the effect of any net operating loss and tax credit carryforwards. Income tax expense is comprised of the current tax liability or benefit and the change in deferred tax assets and liabilities. We evaluate the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. We weigh objective and verifiable evidence more heavily in this analysis. In situations where we conclude that we do not have sufficient objective and verifiable evidence to support the realizability of the deferred tax asset, we create a valuation allowance against it.
Recent Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning April 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02), its new standard on accounting for leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. ASU 2016-02 is effective for annual reporting periods beginning after December 31, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Company adopted this standard prospectively in the third quarter of fiscal year 2016 as early adoption was permitted and prior periods were not retrospectively adjusted.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement to restate prior financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The Company adopted this standard in the second quarter of fiscal year 2016 as early adoption was permitted.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (ASU 2016-08) to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-IASB joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. ASU 2016-08 is effective at the same time as ASU 2014-09 (as amended by ASU 2015-14), and will be effective for the Company in the first quarter of its fiscal year 2019. Early adoption is not permitted. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2016 and 2015.
The following is a summary of marketable securities held by NetScout at March 31, 2016 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$109,963	$4	$109,967
Commercial paper	16,172	—	16,172
Corporate bonds	1,864	—	1,864
Total short-term marketable securities	127,999	4	128,003
U.S. government and municipal obligations	13,349	12	13,361
Corporate bonds	—	—	—
Total long-term marketable securities	13,349	12	13,361
Total marketable securities	$141,348	$16	$141,364

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

 NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2015, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$88,651	$3	$88,654
Commercial paper	5,093	2	5,095
Corporate bonds	7,644	(1)	7,643
Total short-term marketable securities	101,388	4	101,392
U.S. government and municipal obligations	56,683	8	56,691
Corporate bonds	1,880	1	1,881
Total long-term marketable securities	58,563	9	58,572
Total marketable securities	$159,951	$13	$159,964
Contractual maturities of the Company’s marketable securities held at March 31, 2016 and March 31, 2015 were as follows (in thousands):

	March 31, 2016	March 31, 2015
Available-for-sale securities:
Due in 1 year or less	$128,003	$101,392
Due after 1 year through 5 years	13,361	58,572
	$141,364	$159,964

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2016 and 2015 (in thousands).

	Fair Value Measurements at
	March 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$210,711	$—	$—	$210,711
U.S. government and municipal obligations	41,116	82,212	—	123,328
Commercial paper	—	16,172	—	16,172
Corporate bonds	1,864	—	—	1,864
Derivative financial instruments	—	191	—	191
Contingently returnable consideration	—		16,131	16,131
	$253,691	$98,575	$16,131	$368,397
LIABILITIES:
Contingent consideration	$—	$—	$(7,293)	$(7,293)
Derivative financial instruments	—	(158)	—	(158)
	$—	$(158)	$(7,293)	$(7,451)

	Fair Value Measurements at
	March 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$104,893	$—	$—	$104,893
U.S. government and municipal obligations	46,564	98,781	—	145,345
Commercial paper	—	5,095	—	5,095
Corporate bonds	9,524	—	—	9,524
Derivative financial instruments	—	15	—	15
	$160,981	$103,891	$—	$264,872
LIABILITIES:
Contingent consideration	$—	$—	$(4,484)	$(4,484)
Derivative financial instruments	—	(1,664)	—	(1,664)
	$—	$(1,664)	$(4,484)	$(6,148)

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
The Company's Level 3 asset and liabilities consist of contingently returnable consideration and contingent purchase consideration, respectively. The Company's contingently returnable consideration represents a contingent right of return from Danaher to reimburse NetScout for cash awards to be paid by NetScout to employees of the Communications Business transferred to Newco (as defined below) for post-combination services on various dates through August 4, 2016 as part of the Transaction. The contingently returnable consideration is classified as Level 3 because the fair value of the asset was determined using assumptions developed by management in determining the estimated cash awards expected to be paid through August 4, 2016 after applying an assumed forfeiture rate. The contingently returnable consideration of $16.1 million, net of taxes as of March 31, 2016 is included as prepaid expenses and other current assets in the Company’s consolidated balance sheet. During the fiscal year ended March 31, 2016, certain post-combination cash retention payments have been disbursed. Danaher will reimburse the Company for those costs and NetScout will reimburse Danaher for the Company's estimated tax benefit. Because the right of offset has not been met, the Company recorded the gross amount of compensation as contingently returnable consideration and the tax benefit of $2.7 million as contingent purchase consideration. For additional information, see Note 7 of the Company's Notes to Consolidated Financial Statements.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2016 (in thousands):

	Contingent Purchase Consideration	Contingently Returnable Consideration
Balance at March 31, 2015	$(4,484)	$—
(Increase) / decrease in fair value and accretion expense (included within research and development expense)	(152)	—
Contingently returnable consideration	—	19,125
Increase in fair value	(21)	3,676
Gross presentation of contingently returnable consideration to contingent purchase consideration	(2,636)	2,636
Payments received	—	(9,306)
Balance at March 31, 2016	$(7,293)	$16,131

 Deal-related compensation expense and accretion charges related to the contingent consideration for the fiscal year ended March 31, 2016 was $152 thousand and was included as part of earnings.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2015 (in thousands):

	Contingent Purchase Consideration	Contingent Contractual Non-compliance Liability
Balance at March 31, 2014	$(4,291)	$(49)
(Increase) / decrease in fair value and accretion expense (included within research and development expense)	(193)	49
Balance at March 31, 2015	$(4,484)	$0
The Company had updated the probabilities used in the fair value calculation of the contingent liabilities at March 31, 2015, which reduced the liability by $9 thousand and is included as part of earnings for the fiscal year ended March 31, 2015.

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

NOTE 5 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	March 31,
	2016	2015
Raw materials	$18,617	$6,134
Work in process	651	17
Finished goods	38,761	5,979
	$58,029	$12,130
NOTE 6 – FIXED ASSETS
Fixed assets consist of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2016	2015
Furniture and fixtures	3-7	$5,843	$3,739
Computer equipment and internal use software	3-5	118,974	69,259
Demonstration and spare part units	2-5	6,860	12,092
Leasehold improvements (1)	up to 12	22,490	14,709
		154,167	99,799
Less – accumulated depreciation		(92,134)	(75,935)
		$62,033	$23,864
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $26.6 million, $12.6 million and $11.4 million for the years ended March 31, 2016, 2015 and 2014, respectively.
NOTE 7 – ACQUISITIONS
On July 14, 2015 (Closing Date), the Company completed the Transaction, which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher's data communications cable installation business and its communication service provider business. The acquisition was structured as a Reverse Morris Trust transaction (the Transaction) whereby Danaher contributed its Communications Business to a new subsidiary, Potomac Holding LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. On the Closing Date, the Company did not gain control over certain foreign entities due to regulatory and other compliance requirements (Delayed Close Entities). The Company closed on the acquisition of these Delayed Close Entities on October 7, 2015.
The Transaction was accounted for under the acquisition method of accounting with the operations of the Communications Business included in the Company’s operating results from the relevant date of acquisition. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary determination of the fair value of assets acquired and liabilities assumed has

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

been recognized based on management's estimates and assumptions using the information about facts and circumstances that existed at the acquisition date.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Transaction will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below. The primary areas of the purchase price allocation that are not yet finalized are related to the valuation of deferred income taxes, the valuation of the pension obligation liability and residual goodwill. During the fiscal year ended March 31, 2016, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed on July 14, 2015 as a result of new information obtained about the facts and circumstances that existed as of the acquisition date. The table below, which summarizes the allocation of the purchase price for the entities acquired on July 14, 2015, has been updated to reflect these measurement period adjustments. The total measurement period adjustments recorded in the year ended March 31, 2016 resulted in an increase in equity consideration for replacement awards of $3.7 million, an increase in accounts receivable of $5.3 million, an increase in inventory of $0.2 million, a decrease in prepaid expenses and other assets of $0.4 million, an increase in property, plant and equipment of $0.3 million, an increase in accounts payable of $0.1 million, an increase in accrued expenses of $3.4 million, a decrease in deferred revenue of $11.7 million, an increase in deferred tax liabilities of $25.0 million and an overall increase in goodwill of $7.7 million. This change to the provisional amounts of fair value of the assets and liabilities assumed had no impact on the Statement of Operations for the period ended September 30, 2015, December 31, 2015 or March 31, 2016.
During the fiscal year ended March 31, 2016, the Company determined that the accounts payable, accrued expenses and goodwill balances of the acquired entities reported in the Company’s unaudited interim consolidated financial statements for the period ended September 30, 2015 were overstated and inventory and deferred revenue was understated. The affected balances were revised in the audited consolidated financial statements for the fiscal year ended March 31, 2016. These revisions correct the immaterial errors identified. The revision resulted in inventory increasing by $0.2 million, accounts payable decreasing by $0.6 million, accrued expenses decreasing by $4.8 million, deferred revenue increasing $1.4 million and an overall decrease in goodwill of $4.2 million. There was no impact to the Statement of Operations for the period ended September 30, 2015, December 31, 2015 or March 31, 2016.
In connection with the Transaction, under the Employee Matters Agreement dated July 14, 2015 by and among the Company, Danaher and Newco, Danaher will fund certain contracts under which employees will provide post-combination services to the Company.

1)
For any outstanding Danaher restricted stock units or stock options held by employees of the Communications Business transferred to Newco (Newco Employees) that vested from July 14, 2015 through August 4, 2015, the awards continued to vest in Danaher shares. These awards met the definition of a derivative under ASC 815 and as such, the Company determined the fair value of these awards on July 14, 2015 and recorded them separate from the business combination as prepaid compensation. The derivative was amortized into compensation expense through August 4, 2015, the post-combination requisite settlement date. The total amount of compensation expense for post-combination services recorded for fiscal year ended March 31, 2016 was $6.5 million.

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee’s cancelled Danaher equity award and up to $15 million of restricted stock units relating to shares of

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award will become payable on August 4, 2016, subject to the employee’s continued employment with NetScout through the applicable vesting date of August 4, 2016. Danaher will reimburse NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability will be accounted for separately from the business combination as the cash retention award is automatically forfeited upon termination of employment. NetScout will record the cash retention award liability over the period it is earned as compensation expense for post-combination services. The reimbursement by Danaher to NetScout of the estimated cash retention award payment represents contingently returnable consideration, which will be accounted for separately from the business combination on the date of the acquisition. At March 31, 2016, the Company has recorded a receivable from Danaher in the amount of $8.4 million, net of tax and is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. At March 31, 2016, the Company has recorded a cash retention award liability of $8.0 million and is included as accrued compensation in Company’s consolidated balance sheet. For the fiscal year ended March 31, 2016, $8.0 million has been recorded as compensation expense for post-combination services.

3)
Newco Employees that were entitled to receive an incentive bonus under the Danaher annual bonus plan and who continued to be employed by NetScout through December 31, 2015 received a cash incentive bonus payment. The cash incentive bonus liability was accounted for separately from the business combination as the cash incentive bonus is automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award, which was reimbursed by Danaher to NetScout, was accounted for separately from the business combination on the date of the acquisition. For the fiscal year ended March 31, 2016, $9.3 million has been recorded as compensation expense for post-combination services.

4)
Certain Newco Employees received cash retention payments that were subject to the employee’s continued employment with NetScout through October 16, 2015, ninety (90) days after the close of the acquisition. The cash retention payment liability was accounted for separately from the business combination as the cash retention payment was automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award will be reimbursed by Danaher to NetScout, which was accounted for separately from the business combination on the date of the acquisition. At March 31, 2016, the Company has recorded a receivable due from Danaher in the amount of $7.8 million, and is included as prepaid expenses and other current assets in the Company's consolidated balance sheet. At March 31, 2016, the Company has recorded the tax effect of the cash retention award of $2.6 million, which is included as accounts payable in the Company's consolidated balance sheet. For the fiscal year ended March 31, 2016, $7.8 million has been recorded as compensation expense for post-combination services.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS (Continued)

The following table summarizes the allocation of the purchase price for the entities acquired on July 14, 2015 (in thousands):

Purchase Price Allocation:
Total equity consideration	$2,299,911	(1)
Less: Equity consideration for replacement awards	(29,355)	(2)
Estimated Purchase Price	$2,270,556

Estimated fair value of assets acquired and liabilities assumed:
Cash	27,701
Accounts receivable	140,586
Inventories	80,719
Prepaid expenses and other assets	6,715
Property, plant and equipment	36,825
Deferred income taxes	13,067
Intangible assets	1,080,700
Other assets	999
Accounts payable	(21,311)
Accrued compensation	(24,316)
Accrued other	(12,916)
Deferred revenue	(187,882)
Other long-term liabilities	(3,615)
Accrued retirement benefits	(29,917)
Deferred tax liabilities	(344,646)
Goodwill	$1,507,847

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
The Transaction is expected to extend the Company's reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities, strengthen the Company's go-to-market resources to better support a larger, more diverse and more global customer base, and increase scale and elevate the Company's strategic position within key accounts. Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $1.5 billion from the acquisition will be included within the following operating segments: $534.8 million in Arbor Networks, $794.4 million in Tektronix Communications, $57.0 million in VSS, and $125.1 million in FNET.  All reporting units resulting from the Transaction were included in the Company’s annual goodwill impairment review.
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
The Company incurred approximately $29.4 million of acquisition-related costs related to the Transaction during the fiscal year ended March 31, 2016.
During the fiscal year ended March 31, 2016, the Company has recorded $501.9 million of revenue and a net loss of $65.4 million directly attributable to the Transaction within its consolidated financial statements.
The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and the Communications Business of Danaher for the fiscal years ended March 31, 2016 and 2015, giving effect to the Transaction as it they occurred on April 1, 2014 (in thousands, except per share data):

	Year Ended March 31, (unaudited)
	2016	2015
Pro forma revenue	$1,131,626	$1,177,938
Pro forma net income (loss)	$(58,806)	$(2,323)
Pro forma income (loss) per share:
Basic	$(0.59)	$(0.02)
Diluted	$(0.59)	$(0.02)
Pro forma shares outstanding
Basic	99,687	103,573
Diluted	99,687	103,573
The pro forma results for the fiscal years ended March 31, 2016 and 2015 primarily include adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has five reporting units: (1) NetScout, (2) Arbor Networks, (3) Tektronix Communications, (4) VSS and (5) FNET. At March 31, 2016 and March 31, 2015, goodwill attributable to the NetScout reporting unit was $198.1 million and $197.4 million, respectively. Goodwill attributable to the Arbor Networks, Tektronix Communications, VSS and FNET reporting units at March 31, 2016 were $534.8 million, $794.4 million, $57.0 million and $125.1 million respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2016. The fair value of the reporting unit's goodwill is determined using established income and market valuation approaches.
In fiscal year 2016 and 2015, the Company's annual impairment tests indicated that goodwill was not impaired.  In fiscal year 2016, the Company performed a quantitative step 1 analysis of each of its 5 reporting units. The Company determined the fair values of its reporting unit’s goodwill by preparing a discounted cash flow analysis using updated forward-looking projections of the unit's future operating results and by comparing the value of the operating segments to the implied market value of selected peers of the reporting unit.  The significant assumptions used in the discounted cash flow analysis include: revenue and revenue growth, selling margins, other operating expenditures, projected capex, the discount rate used to present value future cash flows and terminal growth rates.  The discount rate used is a cost of equity method, which is essentially equal to the “market participant” weighted-average cost of capital (WACC). The NetScout goodwill fair value substantially exceeded its carrying values. The Company performed a sensitivity analysis on our significant assumptions used to determine the fair value of the Arbor reporting unit and has determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: decrease projected revenue growth by 3%, decrease the selling margin by 2%, decrease the operating margin by 2% or increase the WACC by 75 basis points. The Company performed a sensitivity analysis on our significant assumptions used to determine the fair value of the Tektronix Communications reporting unit and has determined

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – GOODWILL & INTANGIBLE ASSETS (Continued)

that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: decrease projected revenue growth by 3%, decrease the selling margin by 4%, decrease the operating margin by 4% or increase the WACC by 100 basis points. The Company performed a sensitivity analysis on our significant assumptions used to determine the fair value of the VSS reporting unit and has determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: decrease projected revenue growth by 17%, decrease the selling margin by 8%, decrease the operating margin by 8% or increase the WACC by 600 basis points. The Company performed a sensitivity analysis on our significant assumptions used to determine the fair value of the FNET reporting unit and has determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: decrease projected revenue growth by 16%, decrease the selling margin by 7%, decrease the operating margin by 7% or increase the WACC by 500 basis points.
The change in the carrying amount of goodwill for the fiscal year ended March 31, 2016 is due to the Transaction, deferred revenue adjustments, deferred tax liability adjustments, purchase accounting adjustments, change in assumptions for assumed liabilities and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2016 and 2015 are as follows (in thousands):

Balance at March 31, 2014	$203,446
Purchase accounting adjustments	—
Foreign currency translation impact	(6,001)
Balance at March 31, 2015	$197,445
Goodwill acquired during the quarter ended September 30, 2015	1,504,261
Goodwill acquired during the quarter ended December 31, 2015 from Delayed Close Entities	5,141
Deferred revenue adjustments	(11,392)
Purchase accounting adjustments	(527)
Change in assumptions for assumed liabilities	(6,258)
Adjust deferred tax liability	25,034
Adjust tax effect on equity consideration	(3,271)
Foreign currency translation impact	(1,064)
Balance at March 31, 2016	$1,709,369

Intangible Assets
The net carrying amounts of intangible assets were $1.1 billion and $50.2 million at March 31, 2016 and 2015, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
In fiscal year 2016 and 2015, the Company's annual impairment tests indicated that the acquired trade name was not impaired. In the fourth quarter of fiscal year 2016, the Company performed a quantitative step 1 analysis of its non-amortizing trade name. The Company determined the fair value of its trade name using a forward-looking relief from royalty model.  The significant assumptions used in the forward-looking relief from royalty method include: revenue growth, royalty rates and the discount rate. The non-amortizing trade name fair value substantially exceeded its carrying values.
During fiscal year ended March 31, 2016, the Company acquired a technology license for $3.7 million. This amount is included within distributor relationships and is being amortized using the economic benefit method over a useful life of 4 years.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – GOODWILL & INTANGIBLE ASSETS (Continued)

Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2016 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$253,249	$(69,810)	$183,439
Customer relationships	834,091	(42,526)	791,565
Distributor relationships	5,348	(1,633)	3,715
Definite lived trademark and trade name	43,964	(5,511)	38,453
Core technology	7,169	(4,659)	2,510
Net beneficial leases	336	(336)	—
Non-compete agreements	288	(288)	—
Leasehold interest	2,600	(416)	2,184
Backlog	18,245	(6,750)	11,495
Capitalized software	1,625	—	1,625
Other	1,191	(737)	454
	$1,168,106	$(132,666)	$1,035,440
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
Amortization of software and core technology included as cost of product revenue was $45.1 million, $3.6 million and $3.3 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Amortization of other intangible assets included as operating expense was $32.5 million, $3.5 million and $3.6 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
The following is the expected future amortization expense at March 31, 2016 for the years ended March 31 (in thousands):

2017	$123,988
2018	110,449
2019	104,839
2020	97,333
2021	85,360
Thereafter	513,471
Total	$1,035,440

The weighted average amortization period of developed technology and core technology is 11.5 years. The weighted average amortization period for customer and distributor relationships is 16.1 years. The weighted average amortization period for trademarks and trade names is 8.5 years. The weighted average amortization period for leasehold interests is 5.6 years. The

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – GOODWILL & INTANGIBLE ASSETS (Continued)

weighted average amortization period for backlog is 2.0 years. The weighted average amortization period for amortizing capitalized software is 4.0 years. The weighted average amortization period for amortizing all intangible assets is 14.6 years.

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at March 31, 2016 and 2015 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Derivatives Designated as Hedging Instruments:
Forward contracts	$17,490	$20,203	$191	$15	$158	$1,664

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations at March 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2016	2015	Location	2016	2015	Location	2016	2015
Forward contracts	$(852)	$(3,050)	Research and development	$206	$217	Research and development	$113	$193
			Sales and marketing	2,295	1,123	Sales and marketing	(24)	25
	$(852)	$(3,050)		$2,501	$1,340		$89	$218

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use the new credit facility for working capital purposes or repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At March 31, 2016, $300 million was outstanding under this credit facility.
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
The Company’s consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until the Company has delivered financial statements for the quarter ended March 31, 2016, the commitment fee will be 0.30% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00.
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
The loans and other obligations under the credit facility are (a) guaranteed by each of the Company’s wholly owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Company and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Credit Agreement.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – LONG-TERM DEBT (Continued)

The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At March 31, 2016, the Company was in compliance with all of these covenants.
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
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.8 million as of March 31, 2016. The balance of $1.4 million is included as prepaid expenses and other current assets and a balance of $4.4 million was included as other assets in Company’s consolidated balance sheet.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 11 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Year Ended March 31,
	2016	2015	2014
Numerator:
Net income (loss)	$(28,369)	$61,192	$49,106
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	81,927	41,105	41,366
Dilutive common equivalent shares:
Weighted average stock options	—	9	54
Weighted average restricted stock units	—	523	535
Denominator for diluted net income (loss) per share - weighted average shares outstanding	81,927	41,637	41,955
Net income (loss) per share:
Basic net income (loss) per share	$(0.35)	$1.49	$1.19
Diluted net income (loss) per share	$(0.35)	$1.47	$1.17

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Year Ended March 31,
	2016	2015	2014
Restricted stock units	453	14	—
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds. As we incurred a net loss in the year ended March 31, 2016, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average share outstanding.

NOTE 12 – TREASURY STOCK
Under an open market stock repurchase program, subject to market conditions and other factors, the Company had the option to purchase up to four million shares of the Company's outstanding common stock. The Company repurchased 243,300 shares for $9.4 million and 1,000,407 shares for $28.8 million under the program during the fiscal years ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had repurchased all authorized shares under this stock repurchase program.
On April 22, 2014, the Company's board of directors approved an additional stock repurchase program. This program authorizes management to make additional repurchases of NetScout outstanding common stock of up to $100 million. Through March 31, 2016, the Company has repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. At March 31, 2016, there were no shares of common stock that remained available to be purchased under this plan due to the approval of a new, replacement share repurchase program on May 19, 2015. The Company repurchased 67,752 shares for $2.8 million and 756,700 shares for $31.5 million under the program during the fiscal years ended March 31, 2016 and 2015, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 12 – TREASURY STOCK (Continued)

On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Transaction. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Transaction and replaced the Company's previously existing open market stock repurchase program described above. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. For additional information regarding the Transaction, see Note 7. Through March 31, 2016, the Company has repurchased 10,078,136 shares totaling $300.0 million in the open market under this stock repurchase plan. At March 31, 2016, 9,921,864 shares of common stock remained available to be purchased under the plan.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 256,514 shares for $9.1 million, 247,568 shares for $10.8 million and 216,198 shares for $5.5 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
NOTE 13 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February 28 of each year. During the fiscal year ended March 31, 2016, employees purchased 447,252 shares under the ESPP with a weighted average purchase price per share of $23.61. At March 31, 2016, 1,567,748 shares were available for future issuance under the ESPP.
1999 Stock Option and Incentive Plan
In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (1999 Stock Option Plan). The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. At March 31, 2016, no options to purchase shares of common stock were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.
2007 Equity Incentive Plan
Enacted in September 2007, the 2007 Equity Incentive Plan (2007 Plan), replaced the 1999 Stock Option Plan. The 2007 Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. On September 7, 2011, the Company’s stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan to increase the shares of common stock reserved for issuance by 8,000,000 shares. On September 22, 2015, the Company's stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (the Amended 2007 Plan) to increase the shares of common stock reserved for issuance by 8,500,000. A total of

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 13 – STOCK PLANS (Continued)

21,500,000 shares are reserved for issuance under the Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Shares withheld to cover tax liabilities of restricted stock unit grants will be restored to the available reserve on the 2 for 1 amount. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan on or after March 31, 2011. At March 31, 2016, an aggregate of 2,873,306 equity awards were outstanding under the Amended 2007 Plan.
The Amended 2007 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee operates under guidelines established by the Board of Directors. The Compensation Committee had the authority to select the employees and consultants to whom awards are granted (except for directors and executive officers) and determine the terms of each award, including the number of shares of common stock subject to the award.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, 2% for awards granted to its senior executives, and 5% granted to all remaining employees during the fiscal years ended March 31, 2016 and 2015. During the fiscal year ended March 31, 2014, the Company assumed an annualized forfeiture rate of 0% for awards granted to its directors, and an annualized forfeiture rate of 10% for awards granted to its senior executives and remaining employees.
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Year Ended March 31,
	2016	2015	2014
Cost of product revenue	$645	$338	$228
Cost of service revenue	2,601	1,194	741
Research and development	9,205	5,505	4,361
Sales and marketing	8,725	4,841	3,791
General and administrative	7,175	4,702	3,809
	$28,351	$16,580	$12,930

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 13 – STOCK PLANS (Continued)

Transactions under the 1999 Stock Option Plan and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2016, 2015 and 2014 are summarized in the table below.

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2013	154,000	$6.63	1,870,826	$18.09
Granted	—	—	602,359	25.75
Exercised (Options)/Issued (RSU’s)	(117,650)	6.91	(635,254)	17.14
Canceled	(5,000)	3.76	(99,632)	17.61
Outstanding – March 31, 2014	31,350	$5.87	1,738,299	$21.11
Granted	—	—	1,009,770	36.92
Exercised (Options)/Issued (RSU’s)	(23,850)	5.87	(728,239)	18.97
Canceled	(7,500)	5.87	(90,515)	21.44
Outstanding – March 31, 2015	—	$—	1,929,315	$30.18
Granted	—	—	1,806,490	37.20
Exercised (Options)/Issued (RSU’s)	—	—	(736,170)	26.52
Canceled	—	—	(126,329)	34.99
Outstanding – March 31, 2016	—	$—	2,873,306	$35.32
At March 31, 2016, there were 11,335,425 shares of common stock available for grant under the Amended 2007 Plan.
The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2007 Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Total intrinsic value of stock options exercised	$—	$800	$2,375
Total fair value of restricted stock unit awards vested	$25,936	$31,651	$16,104
At March 31, 2016, there was no unrecognized compensation cost related to stock options.
At March 31, 2016, the total unrecognized compensation cost related to restricted stock unit awards was $85.6 million, which is expected to be amortized over a weighted-average period of 1.9 years.

NOTE 14 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $7.8 million, $2.6 million and $2.5 million to the plan for the years ended March 31, 2016, 2015 and 2014, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – PENSION BENEFIT PLANS (Continued)

Defined Benefit Pension Plan
Certain of the Company's non-U.S. employees participate in certain noncontributory defined benefit pension plans acquired in the Communications Business acquisition on July 14, 2015. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The components of the change in benefit obligation of the pension plan is as follows (in thousands):

March 31,
2016
Benefit obligation, beginning of year	$—
Service cost	279
Interest cost	391
Benefits paid and other	(175)
Acquisitions	29,033
Actuarial gain	(847)
Foreign exchange rate impact	507
Benefit obligation, at end of year	$29,188
The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan is as follows (in thousands):

March 31,
2016
Fair value of plan assets, at beginning of year	$—
Employer direct benefit payments	175
Benefits paid and other	(175)
Fair value of plan assets, at end of year	$—
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal year ended March 31, 2016 (in thousands):

March 31,
2016
Service cost	$279
Interest cost	391
Net periodic pension cost	$670
There was no net periodic pension cost for fiscal years prior to fiscal year 2016 as the pension plan was acquired as a result of the Transaction during the fiscal year ended March 31, 2016.
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

March 31,
2016
Discount rate	2.30%
Rate of compensation increase	2.25%
As of March 31, 2016, unrecognized actuarial gains of $847 thousand ($632 thousand, net of tax) which have not yet been recognized in net periodic pension cost are included in accumulated other comprehensive income (loss). The unrecognized actuarial gains are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs at March 31, 2016. None of this amount is expected to be recognized in net periodic

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – PENSION BENEFIT PLANS (Continued)

pension costs during the fiscal year ending March 31, 2017. No plan assets are expected to be returned to the Company during the fiscal year ending March 31, 2017.
Expected Contributions
During the fiscal year ended March 31, 2016, the Company contributed $175 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2017	$275
2018	$319
2019	$369
2020	$422
2021	$480
2022 - 2026	$3,334

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 15 – INCOME TAXES
Income (loss) before income tax expense (benefit) consisted of the following (in thousands):

	Year Ended March 31,
	2016	2015	2014
Domestic	$(6,979)	$93,447	$80,515
Foreign	(25,460)	1,518	(2,659)
	$(32,439)	$94,965	$77,856
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Current income tax expense:
Federal	$29,238	$25,927	$20,123
State	2,223	3,825	2,260
Foreign	6,628	1,307	1,174
	38,089	31,059	23,557
Deferred income tax expense (benefit):
Federal	(30,216)	2,836	5,347
State	(4,461)	17	96
Foreign	(7,482)	(139)	(250)
	(42,159)	2,714	5,193
	$(4,070)	$33,773	$28,750
The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year Ended March 31,
	2016	2015	2014
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.1	3.2	2.8
Research and development tax credits	13.0	(1.4)	(1.9)
Tax rate differential of foreign operations	(18.2)	0.1	0.2
Domestic production activities deduction	9.2	(2.9)	(2.7)
Change in valuation allowance	0.7	0.4	2.0
Transaction costs	(19.1)	—	—
Foreign withholding	(6.1)	—	—
Other	(5.1)	1.2	1.5
	12.5%	35.6%	36.9%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 15 – INCOME TAXES (Continued)

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$6,734	$3,730
Deferred revenue	13,913	9,054
Reserves	7,916	1,651
Pension and other retiree benefits	4,842	—
Net operating loss carryforwards	41,225	19,214
Tax credit carryforwards	5,824	3,838
Share-based compensation	4,975	2,660
Transaction related costs	—	4,001
Other	426	808
Total gross deferred tax assets	85,855	44,956
Valuation allowance	(3,777)	(3,906)
Net deferred tax assets	82,078	41,050
Deferred tax liabilities:
Intangible assets	(354,601)	(29,202)
Depreciation	(6,630)	(732)
Total deferred tax asset (liability)	$(279,153)	$11,116
Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. We evaluate the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. We weigh objective and verifiable evidence more heavily in this analysis. In situations where we conclude that we do not have sufficient objective and verifiable evidence to support the realizability of the asset we create a valuation allowance against it. A valuation allowance has been established for the deferred tax assets related to Psytechnics Ltd., and for certain deferred tax assets related to the acquisition of ONPATH, as well as for the federal foreign tax credits acquired as part of the Network General acquisition, as the Company has determined there is not sufficient objective evidence to support the realizability of these tax assets. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a tax benefit recorded in the period such determination is made.
At March 31, 2016, undistributed earnings of non-U.S. subsidiaries totaled approximately $36 million. No provision for U.S. income and foreign withholding taxes has been made for these permanently invested foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, they would be included in the Company’s U.S. taxable income. At this time, the Company has deemed it to be impracticable to determine the amount of any taxes payable if these amounts were to be repatriated to the United States.
At March 31, 2016, the Company had United States federal net operating loss carry forwards of approximately $77 million, state net operating loss carryforwards of approximately $86 million and tax credit carryforwards of approximately $6 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2023 and extending through 2037, if not utilized. The Company also had foreign net operating loss carryforwards of approximately $71 million at March 31, 2016. The majority of foreign net operating losses have no expiration dates. Utilization of the U.S. net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.
The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 15 – INCOME TAXES (Continued)

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Balance at April 1,	$1,038	$421	$370
Additions based on tax positions related to the current year	48	45	51
Release of tax positions of prior years	—	(75)	—
Increase in unrecognized tax benefits as a result of a tax position taken during a prior period	502	647	—
Balance at March 31,	$1,588	$1,038	$421
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
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Acquisition related
The Company has one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At March 31, 2016, the present value of the future consideration was $4.6 million.
The Company has one contingent liability related to the Transaction in July 2015 which represents the tax effected portion of the contingently returnable consideration. At March 31, 2016, the fair value of the future consideration to be paid to Danaher was $2.7 million. For additional information, see Note 7 of the Company's Notes to consolidated Financial Statements.
Legal
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.
Unconditional purchase obligations
At March 31, 2016, the Company had unconditional purchase obligations of $54.1 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
Leases
NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $12.8 million, $5.9 million and $6.0 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (Continued)

At March 31, 2016, future non-cancelable minimum lease commitments (including office space, copiers and automobiles) are as follows (in thousands):

Year Ending March 31,
2017	$21,448
2018	15,750
2019	10,064
2020	4,720
2021	3,542
Remaining years	6,333
Total minimum lease payments	$61,857

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION
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
Total revenue by geography is as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
United States	$681,569	$348,354	$303,364
Europe	137,411	46,253	45,837
Asia	61,566	27,685	20,646
Rest of the world	74,873	31,377	26,800
	$955,419	$453,669	$396,647
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 18 - RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors serves as an executive officer (under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act)) of Danaher. As part of the split off of Danaher’s Communications Business and the Company’s subsequent acquisition of that business from Newco's shareholders, NetScout has entered into multiple transactions with Danaher which include: transitions services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. The Company has disclosed these transactions parenthetically within the financial statements.
A member of the Company’s Board of Directors also serves as a member of the board of directors for EMC Corp. (EMC) and therefore, the Company considers sales to EMC to be a related party transaction.  The Company generated $475 thousand and $374 thousand in revenue from EMC during the fiscal years ended March 31, 2016 and 2015 in the ordinary course of business. A member of the Company’s Board of Directors also serves as a member of the board of directors for Mitre Corp. (Mitre) and therefore, the Company considers sales to Mitre to be a related party transaction.  The Company generated $125 thousand in revenue from Mitre during the fiscal year ended March 31, 2016 in the ordinary course of business. Another member of the Company’s Board of Directors had served as a Section 16 officer of State Street during the year and therefore, the Company considers sales to State Street to be a related party transaction.  The Company generated $452 thousand and $240 thousand in revenue from State Street during the fiscal years ended March 31, 2016 and 2015 in the ordinary course of business.
NOTE 19 – QUARTERLY RESULTS OF OPERATIONS – UNAUDITED
The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2016 and 2015. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	(in thousands, except per share data)
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Revenue	$285,887	$307,679	$261,110	$100,743	$119,385	$122,833	$103,599	$107,852
Gross profit	$185,036	$201,564	$160,923	$79,447	$95,997	$95,851	$82,004	$85,256
Net income (loss)	$(3,616)	$(24,507)	$(7,915)	$7,669	$20,854	$17,629	$11,233	$11,476
Diluted net income (loss) per share	$(0.04)	$(0.25)	$(0.09)	$0.19	$0.50	$0.42	$0.27	$0.27

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2014
Allowance for doubtful accounts	$971	$250	$(40)	$(868)	$313
Deferred tax asset valuation allowance	$3,795	$837	$309	$—	$4,941
Year ended March 31, 2015
Allowance for doubtful accounts	$313	$(140)	$—	$—	$173
Deferred tax asset valuation allowance	$4,941	$152	$—	$(1,187)	$3,906
Year ended March 31, 2016
Allowance for doubtful accounts	$173	$1,824	$3,221	$(149)	$5,069
Deferred tax asset valuation allowance	$3,906	$99	$—	$(228)	$3,777

S-1

NetScout Systems, Inc
Index to Exhibits

2.1 ***
Agreement and Plan of Merger and Reorganization dated October 12, 2014 by and among NetScout Systems, Inc., Danaher Corporation, Potomac Holding LLC, RS Merger Sub I, Inc., and RS Merger Sub II, LLC (filed as Exhibit 2.1 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on October 14, 2014 and incorporated herein by reference).

2.2 ***
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

10.8*
NetScout Systems, Inc. 2007 Equity Incentive Plan, as amended (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, SEC File No. 000-26251, filed with the Commission on July 28, 2015 and incorporated herein by reference)

10.9*
NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-148364, filed on December 27, 2007 and incorporated herein by reference).

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

10.17
Tax Matters Agreement dated July 14, 2015 by and among Danaher Corporation, NetScout Systems, Inc. and Potomac Holding LLC (filed as Exhibit 10.1 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.18
Transition Services Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.19
Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.3 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.20
Intellectual Property Cross-License Agreement dated July 14, 2015 by and between Danaher Corporation and Potomac Holding LLC (filed as Exhibit 10.4 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on July 15, 2015 and incorporated herein by reference).

10.21
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