Form 10-Q
period 2016-06-30
NETSCOUT SYSTEMS INC
filed 2016-08-02
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 27, 2016 was 91,992,604.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “NetScout,” the “Company,” “we, “ “us,” and “our” refer to NetScout Systems, Inc. and, where appropriate, our consolidated subsidiaries.

NetScout, the NetScout logo, Adaptive Service Intelligence and other trademarks or service marks of NetScout appearing in this Quarterly Report are the property of NetScout Systems, Inc. and/or its subsidiaries and/or affiliates in the USA and/or other countries. Any third-party trade names, trademarks and service marks appearing in this Quarterly Report are the property of their respective holders.

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Exchange Act and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors, including those referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016, and elsewhere in this quarterly report. These factors may cause our actual results to differ materially from any forward-looking statement. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,870	$210,711
Marketable securities	108,743	128,003
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $6,212 and $5,069 at June 30, 2016 and March 31, 2016, respectively	196,227	247,199
Inventories and deferred costs	58,842	58,029
Prepaid income taxes	28,402	18,137
Prepaid expenses and other current assets (related party balances of $38,357 and $44,161, respectively)	65,855	78,399
Total current assets	668,939	740,478
Fixed assets, net	64,058	62,033
Goodwill	1,710,286	1,709,369
Intangible assets, net	1,023,968	1,054,040
Deferred income taxes	5,040	6,206
Long-term marketable securities	15,309	13,361
Other assets	6,858	7,356
Total assets	$3,494,458	$3,592,843
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $3,943 and $5,893, respectively)	$45,607	$43,969
Accrued compensation	68,748	82,303
Accrued other	28,160	32,045
Income taxes payable	2,091	2,091
Deferred revenue and customer deposits	279,974	296,648
Total current liabilities	424,580	457,056
Other long-term liabilities	2,606	2,903
Deferred tax liability	272,763	285,359
Accrued long-term retirement benefits	31,158	31,378
Long-term deferred revenue and customer deposits	67,025	68,129
Long-term debt	300,000	300,000
Contingent liabilities	4,674	4,636
Total liabilities	1,102,806	1,149,461
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2016 and March 31, 2016	—	—
Common stock, $0.001 par value:
150,000,000 shares authorized; 114,503,040 and 114,495,614 shares issued and 91,992,604 and 94,088,469 shares outstanding at June 30, 2016 and March 31, 2016, respectively	114	114
Additional paid-in capital	2,650,315	2,642,745
Accumulated other comprehensive loss	(1,735)	(1,501)
Treasury stock at cost, 22,510,436 and 20,407,145 shares at June 30, 2016 and March 31, 2016, respectively	(531,434)	(481,366)
Retained earnings	274,392	283,390
Total stockholders’ equity	2,391,652	2,443,382
Total liabilities and stockholders’ equity	$3,494,458	$3,592,843
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Revenue:
Product	$164,589	$53,593
Service	104,363	47,150
Total revenue	268,952	100,743
Cost of revenue:
Product (related party balances of $4,577 and $0, respectively)	59,827	12,498
Service (related party balances of $190 and $0, respectively)	27,207	8,798
Total cost of revenue	87,034	21,296
Gross profit	181,918	79,447
Operating expenses:
Research and development (related party balances of $1,026 and $0, respectively)	60,551	18,058
Sales and marketing (related party balances of $1,600 and $0, respectively)	81,588	38,092
General and administrative (related party balances of $1,504 and $0, respectively)	30,927	10,099
Amortization of acquired intangible assets	17,572	809
Restructuring charges	2,034	—
Total operating expenses	192,672	67,058
Income (loss) from operations	(10,754)	12,389
Interest and other income (expense), net:
Interest income	191	158
Interest expense	(2,331)	(192)
Other expense, net	(764)	(112)
Total interest and other expense, net	(2,904)	(146)
Income (loss) before income tax expense (benefit)	(13,658)	12,243
Income tax expense (benefit)	(4,660)	4,574
Net income (loss)	$(8,998)	$7,669
Basic net income (loss) per share	$(0.10)	$0.19
Diluted net income (loss) per share	$(0.10)	$0.19
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	93,344	40,776
Net income (loss) per share - diluted	93,344	41,371
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Net income (loss)	$(8,998)	$7,669
Other comprehensive income (loss):
Cumulative translation adjustments	(258)	977
Changes in market value of investments:
Changes in unrealized gains (losses)	41	(59)
Total net change in market value of investments	41	(59)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefits) taxes of ($19), and $4, respectively	(31)	6
Reclassification adjustment for net gains included in net income (loss), net of taxes of $8, $460, respectively	14	863
Total net change in market value of derivatives	(17)	869
Other comprehensive income (loss)	(234)	1,787
Total comprehensive income (loss)	$(9,232)	$9,456
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(8,998)	$7,669
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	40,174	4,986
Loss on disposal of fixed assets	38	10
Deal-related compensation expense and accretion charges	38	37
Share-based compensation expense associated with equity awards	8,132	4,595
Deferred income taxes	(11,328)	239
Other losses	(17)	42
Changes in assets and liabilities
Accounts receivable and unbilled costs	50,757	23,729
Due from related party	(1,984)	—
Inventories	(3,714)	(1,806)
Prepaid expenses and other assets	(5,429)	6,654
Accounts payable	4,858	(1,629)
Accrued compensation and other expenses	(18,108)	(20,955)
Due to related party	704	—
Income taxes payable	(5)	40
Deferred revenue	(17,385)	(14,321)
Net cash provided by operating activities	37,733	9,290
Cash flows from investing activities:
Purchase of marketable securities	(35,806)	(32,289)
Proceeds from maturity of marketable securities	53,159	19,034
Purchase of fixed assets	(9,218)	(3,415)
Purchase of intangible assets	(20)	(88)
Increase in deposits	(62)	—
Collection of contingently returnable consideration	5,133	—
Capitalized software development costs	(290)	—
Net cash provided by (used in) investing activities	12,896	(16,758)
Cash flows from financing activities:
Treasury stock repurchases	(50,068)	(3,167)
Net cash used in financing activities	(50,068)	(3,167)
Effect of exchange rate changes on cash and cash equivalents	(402)	94
Net increase (decrease) in cash and cash equivalents	159	(10,541)
Cash and cash equivalents, beginning of period	210,711	104,893
Cash and cash equivalents, end of period	$210,870	$94,352
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$2,673	$1,229
Additions to property, plant and equipment included in accounts payable	$374	$245
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under United States generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On July 14, 2015, or the Closing Date, the Company completed the acquisition of Danaher Corporation’s (Danaher) Communications Business (Communications Business), which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher’s data communications cable installation business and its communication service provider business (the Transaction). The Transaction is more fully described in Note 7 below. The Transaction was recorded using the acquisition method of accounting; accordingly, the financial results of the acquisition are included in the accompanying unaudited interim consolidated financial statements for the periods subsequent to the acquisition.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016.
Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for the Company in the first quarter of its fiscal year 2019. Early adoption is not permitted. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2016, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2016, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2016, one direct customer accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the three months ended June 30, 2015, no direct customer or indirect channel partner accounted for more than 10% of the Company's total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has a receivable from Danaher in the amount of $38.4 million and $44.2 million that represents a concentration of credit risk at June 30, 2016 and March 31, 2016, respectively.
Historically, the Company has not experienced any significant failure of its customers' ability to meet their payment obligations nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company’s assumptions are incorrect, there could be an adverse impact on its allowance for doubtful accounts.
NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Cost of product revenue	$195	$102
Cost of service revenue	798	373
Research and development	2,633	1,490
Sales and marketing	2,611	1,403
General and administrative	1,895	1,227
	$8,132	$4,595
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2016 and March 31, 2016.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2016, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$82,005	$24	$82,029
Commercial paper	26,714	—	26,714
Total short-term marketable securities	108,719	24	108,743
U.S. government and municipal obligations	15,276	33	15,309
Total long-term marketable securities	15,276	33	15,309
Total marketable securities	$123,995	$57	$124,052
The following is a summary of marketable securities held by NetScout at March 31, 2016, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$109,963	$4	$109,967
Commercial paper	16,172	—	16,172
Corporate bonds	1,864	—	1,864
Total short-term marketable securities	127,999	4	128,003
U.S. government and municipal obligations	13,349	12	13,361
Total long-term marketable securities	13,349	12	13,361
Total marketable securities	$141,348	$16	$141,364
Contractual maturities of the Company’s marketable securities held at June 30, 2016 and March 31, 2016 were as follows (in thousands):

	June 30, 2016	March 31, 2016
Available-for-sale securities:
Due in 1 year or less	$108,743	$128,003
Due after 1 year through 5 years	15,309	13,361
	$124,052	$141,364

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2016 and March 31, 2016 (in thousands):

	Fair Value Measurements at
	June 30, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$210,870	$—	$—	$210,870
U.S. government and municipal obligations	25,611	71,727	—	97,338
Commercial paper	—	26,714	—	26,714
Derivative financial instruments	—	116	—	116
Contingently returnable consideration	—	—	8,341	$8,341
	$236,481	$98,557	$8,341	$343,379
LIABILITIES:
Contingent purchase consideration	$—	$—	$(4,674)	$(4,674)
Derivative financial instruments	—	(93)	—	(93)
	$—	$(93)	$(4,674)	$(4,767)

	Fair Value Measurements at
	March 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$210,711	$—	$—	$210,711
U.S. government and municipal obligations	41,116	82,212	—	123,328
Commercial paper	—	16,172	—	16,172
Corporate bonds	1,864	—	—	1,864
Derivative financial instruments	—	191	—	191
Contingently returnable consideration			16,131	16,131
	$253,691	$98,575	$16,131	$368,397
LIABILITIES:
Contingent purchase consideration	$—	$—	$(7,293)	$(7,293)
Derivative financial instruments	—	(158)	—	(158)
	$—	$(158)	$(7,293)	$(7,451)
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
The Company's Level 3 asset and liabilities consist of contingently returnable consideration and contingent purchase consideration, respectively. The Company's contingently returnable consideration represents a contingent right of return from Danaher to reimburse NetScout for cash awards to be paid by NetScout to employees of the Communications Business transferred to Newco (as defined below) for post-combination services on various dates through August 4, 2016 as part of the Transaction. The contingently returnable consideration is classified as Level 3 because the fair value of the asset was determined using assumptions developed by management in determining the estimated cash awards expected to be paid on August 4, 2016 after applying an assumed forfeiture rate. The contingently returnable consideration of $8.4 million, net of taxes as of June 30, 2016 is included as prepaid expenses and other current assets in the Company’s consolidated balance sheet. For additional information, see Note 7 of the Company's Notes to Consolidated Financial Statements. The fair value of contingent purchase consideration of $4.7 million is related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the former seller.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the three months ended June 30, 2016 (in thousands):

	Contingent Purchase Consideration	Contingently Returnable Consideration
Balance at beginning of period	$(7,293)	$16,131
Increase in fair value and accretion expense (included within research and development expense)	(38)	—
Payment received	—	(7,790)
Payments made	2,657	—
Balance at end of period	$(4,674)	$8,341
Deal-related compensation expense and accretion charges related to the contingent consideration for the three months ended June 30, 2016 was $38 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2016	March 31, 2016
Raw materials	$20,497	$18,617
Work in process	1,315	651
Finished goods	37,030	38,761
	$58,842	$58,029

NOTE 7 - ACQUISITIONS
On July 14, 2015 (Closing Date), the Company completed the Transaction, which was structured as a Reverse Morris Trust transaction whereby Danaher contributed its Communications Business to a new subsidiary, Potomac Holding LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. On the Closing Date, the Company did not gain control over certain foreign entities due to regulatory and other compliance requirements (Delayed Close Entities). The Company closed on the acquisition of these Delayed Close Entities on October 7, 2015.
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
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Transaction will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below. The primary areas of the purchase price allocation that are not yet finalized are related to the valuation of deferred income taxes and residual goodwill.
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

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee’s cancelled Danaher equity award and up to an aggregate of $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award will become payable on August 4, 2016, subject to the employee’s continued employment with NetScout through the applicable vesting date of August 4, 2016. Danaher will reimburse NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability will be accounted for separately from the business combination as the cash retention award is automatically forfeited upon termination of employment. NetScout will record the cash retention award liability over the period it is earned as compensation expense for post-combination services. The reimbursement by Danaher to NetScout of the estimated cash retention award payment represents contingently returnable consideration, which will be accounted for separately from the business combination on the date of the acquisition. At June 30, 2016, the Company has recorded a receivable from Danaher in the amount of $8.4 million, net of tax and is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. At June 30, 2016, the Company has recorded a cash retention award liability of $9.7 million and is included as accrued compensation in Company’s consolidated balance sheet. For the three months ended June 30, 2016, $1.7 million has been recorded as compensation expense for post-combination services.

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

The following table summarizes the allocation of the purchase price for the entities acquired on July 14, 2015 (in thousands):

Purchase Price Allocation:
Total equity consideration	$2,299,911	(1)
Less: Equity consideration for replacement awards	(29,355)	(2)
Estimated Purchase Price	2,270,556

Estimated fair value of assets acquired and liabilities assumed:
Cash	27,701
Accounts receivable	140,586
Inventories	80,719
Prepaid expenses and other assets	6,715
Property, plant and equipment	36,825
Deferred income taxes	13,067
Intangible assets	1,080,700
Other assets	999
Accounts payable	(21,311)
Accrued compensation	(24,316)
Accrued other	(12,916)
Deferred revenue	(187,882)
Other long-term liabilities	(3,615)
Accrued retirement benefits	(29,917)
Deferred tax liabilities	(344,646)
Goodwill	$1,507,847

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

(2)
Represents the value of certain outstanding Danaher equity awards held by Newco Employees for which continuing employees received, or will receive value after the Closing Date. A portion of this amount relates to awards that will continue to vest in Danaher shares after the Closing Date. These future compensation amounts will be settled in shares other than shares of the acquired business. The balance of this amount also represents future compensation expense and relates to cash awards to be paid by NetScout to acquired Newco employees on August 4, 2016. The cash payments by NetScout will be reimbursed by Danaher. These items are further described in the Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC and have been accounted for separately from the Communications Business Acquisition.

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

The Transaction was aimed at extending the Company's reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities; strengthening the Company's go-to-market resources to better support a larger, more diverse and more global customer base; and increasing scale and elevating the Company's strategic position within key accounts. Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $1.5 billion from the acquisition was included within the following operating segments: $534.8 million in cybersecurity (Arbor Networks), $794.4 million for the service assurance product lines focused on the service provider market (formerly known as Tektronix Communications), $57.0 million in the network visibility product lines (formerly known as VSS Monitoring), and $125.1 million in the service assurance product lines primarily focused on the enterprise market (formerly known as FNET) as of March 31, 2016. There were no measurement period adjustments during the three months ended June 30, 2016. All reporting units resulting from the Transaction will be included in the Company’s annual goodwill impairment review.

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

	Fair Value	Useful Life (Years)
Developed technology	$221,900	9 - 13
Customer relationships	794,100	13 - 18
Backlog	18,200	1 - 3
Definite lived trademark and trade names	43,900	3 - 9
Leasehold interest	2,600	4 - 6
	$1,080,700

The weighted average useful life of identifiable intangible assets acquired in the Transaction is 14.7 years. Developed technology is amortized using an accelerated amortization method and has a weighted average useful life of 11.7 years. Customer relationships are amortized using an accelerated amortization method and have a weighted average useful life of 16.3 years. Backlog is amortized using an accelerated amortization method and has a weighted average useful life of 2.0 years. Trademarks and trade names are amortized using an accelerated amortization method and have a weighted average useful life of 8.5 years. Leasehold interests are amortized on a straight-line basis and have a weighted average useful life of 5.6 years.

The Company incurred approximately $0 and $3.4 million of acquisition-related costs related to the Transaction during the three months ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, the Company has recorded $173.8 million of revenue and a net loss of $3.7 million directly attributable to the entities acquired as part of the Transaction within its consolidated financial statements.

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and the Communications Business of Danaher for the three months ended June 30, 2015, giving effect to the Transaction as if they occurred on April 1, 2014 (in thousands, except per share data):

Three Months Ended June 30, 2015 (unaudited)
Pro forma revenue	$290,113
Pro forma net loss	$(4,763)
Pro forma net loss per share:
Basic	$(0.05)
Diluted	$(0.05)
Pro forma shares outstanding
Basic	103,560
Diluted	103,560

The pro forma results for the three months ended June 30, 2015 primarily include adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has five reporting units: (1) legacy NetScout, (2) cybersecurity (Arbor Networks), (3) service assurance product lines focused on the service provider market (formerly known as Tektronix Communications), (4) network visibility product lines (formerly known as VSS Monitoring) and (5) service assurance product lines primarily focused on the enterprise market (formerly known as FNET). At June 30, 2016, goodwill attributable to the legacy NetScout, cybersecurity, service assurance line focused on the service provider market, network visibility product lines and service assurance product lines focused on the enterprise market reporting units was $197.8 million, $534.9 million, $795.5 million, $57.0 million, and $125.1 million, respectively. At March 31, 2016, goodwill attributable to the legacy NetScout, cybersecurity, service assurance line focused on the service provider market, network visibility product lines and service assurance product lines focused on the enterprise market reporting units was $198.1 million, $534.8 million, $794.4 million, $57.0 million and $125.1 million, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the three months ended June 30, 2016 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the three months ended June 30, 2016 are as follows (in thousands):

Balance at March 31, 2016	$1,709,369
Foreign currency translation impact	917
Balance at June 30, 2016	$1,710,286
Intangible Assets
The net carrying amounts of intangible assets were $1.0 billion and $1.1 billion at June 30, 2016 and March 31, 2016, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at June 30, 2016 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$253,036	$(79,949)	$173,087
Customer relationships	833,129	(58,248)	$774,881
Distributor relationships	7,364	(1,927)	$5,437
Definite lived trademark and trade names	43,922	(7,156)	$36,766
Core technology	7,152	(4,866)	$2,286
Net beneficial leases	336	(336)	$—
Non-compete agreements	285	(285)	$—
Leasehold interest	2,600	(562)	$2,038
Backlog	18,216	(9,610)	$8,606
Capitalized Software	1,915	(62)	$1,853
Other	1,204	(790)	$414
	$1,169,159	$(163,791)	$1,005,368

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2016 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$253,249	$(69,810)	$183,439
Customer relationships	834,091	(42,526)	791,565
Distributor relationships	5,348	(1,633)	3,715
Definite-lived trademark and trade name	43,964	(5,511)	38,453
Core technology	7,169	(4,659)	2,510
Net beneficial leases	336	(336)	—
Non-compete agreements	288	(288)	—
Leasehold interest	2,600	(416)	2,184
Backlog	18,245	(6,750)	11,495
Capitalized Software	1,625	—	1,625
Other	1,191	(737)	454
	$1,168,106	$(132,666)	$1,035,440
Amortization of backlog included as product revenue was $2.9 million and $0 for the three months ended June 30, 2016 and 2015, respectively. Amortization of developed technology, distributor relationships, core technology and software included as cost of product revenue was $10.7 million and $758 thousand for the three months ended June 30, 2016 and 2015, respectively. Amortization of other intangible assets included as operating expense was $17.6 million and $847 thousand for the three months ended June 30, 2016 and 2015, respectively.
The following is the expected future amortization expense at June 30, 2016 for the fiscal years ending March 31 (in thousands):

2017 (remaining nine months)	$93,541
2018	111,121
2019	105,575
2020	97,407
2021	85,349
Thereafter	512,375
$1,005,368
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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2016 and March 31, 2016 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2016	March 31, 2016	June 30, 2016	March 31, 2016	June 30, 2016	March 31, 2016
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,736	$17,490	$116	$191	$93	$158

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	June 30, 2016	June 30, 2015	Location	June 30, 2016	June 30, 2015	Location	June 30, 2016	June 30, 2015
Forward contracts	$(50)	$10	Research and development	$(12)	$47	Research and development	$13	$34
			Sales and marketing	34	1,276	Sales and marketing	(35)	(14)
	$(50)	$10		$22	$1,323		$(22)	$20

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use the new credit facility for working capital purposes or repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At June 30, 2016, $300 million was outstanding under this credit facility.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBO rate plus 1%; or (b) such adjusted LIBO rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2016 until the Company has delivered financial statements for the quarter ended June 30, 2016, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.

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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2016 until the Company has delivered financial statements for the quarter ended June 30, 2016, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.

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
The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At June 30, 2016, the Company was in compliance with all of these covenants.
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
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.4 million as of June 30,

2016. A balance of $1.3 million is included as prepaid expenses and other current assets and a balance of $4.1 million was included as other assets in Company’s consolidated balance sheet.
NOTE 11 – RESTRUCTURING CHARGES
During the fiscal year ended March 31, 2016, the Company recorded a restructuring charge of $500 thousand related to one-time termination benefits to be paid to one employee.
During the quarter ended June 30, 2016, the Company restructured certain departments to better align functions related to the Transaction. As a result of the restructuring program, the Company recorded $2.0 million of restructuring charges related to one-time termination benefits to be paid to nineteen employees.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q3 FY2016 Plan	Q1 FY2017 Plan
	Employee-Related	Employee-Related	Total
Balance at March 31, 2016	$272	$—	$272
Restructuring charges to operations	—	2,034	2,034
Cash payments	(114)	(373)	(487)
Other adjustments	(2)	(6)	(8)
Balance at June 30, 2016	$156	$1,655	$1,811
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheet. The balance is expected to be paid in full during the quarter ended September 30, 2016.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has one contingent liability related to the acquisition of Simena, LLC (Simena) in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At June 30, 2016, the present value of the future consideration was $4.7 million.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a significant adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 13 – PENSION BENEFIT PLANS
Certain of the Company's non-U.S. employees participate in certain noncontributory defined benefit pension plans acquired in the Transaction. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Service cost	$84	$—
Interest cost	164	—
Net periodic pension cost	$248	$—

Expected Contributions

During the three months ended June 30, 2016, the Company did not make any contributions to its defined benefit pension plans. During the fiscal year ending March 31, 2017, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for company funding based on a percentage of compensation. Expense for all defined contribution plans amounted to $2.9 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.
NOTE 14 – TREASURY STOCK
On April 22, 2014, the Company's board of directors approved a stock repurchase program. This program authorized management to make repurchases of NetScout outstanding common stock of up to $100 million. The Company repurchased 67,752 shares for $2.8 million under this program during the three months ended June 30, 2015. Through March 31, 2016, the Company had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. At March 31, 2016, there were no shares of common stock that remained available to be purchased under this plan due to the approval of a new share repurchase program approved on May 19, 2015.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Transaction. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Transaction and replaced the Company's previously existing open market stock repurchase program described above. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. For additional information regarding the Transaction, see Note 7. Through June 30, 2016, the Company has repurchased 12,178,518 shares totaling $350.0 million in the open market under this stock repurchase plan. At June 30, 2016, 7,821,482 shares of common stock remained available to be purchased under the plan. The Company repurchased 2,100,382 shares for $50.0 million under the program during the three months ended June 30, 2016.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock units, the Company withheld 2,909 shares at a cost of $68 thousand related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2016. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 15 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2016	2015
Numerator:
Net income (loss)	$(8,998)	$7,669
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	93,344	40,776
Dilutive common equivalent shares:
Weighted average stock options	—	—
Weighted average restricted stock units	—	595
Denominator for diluted net income (loss) per share - weighted average shares outstanding	93,344	41,371
Net income (loss) per share:
Basic net income (loss) per share	$(0.10)	$0.19
Diluted net income (loss) per share	$(0.10)	$0.19
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be antidilutive (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Restricted stock units	2,282	19
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds. As we incurred a net loss in the three months ended June 30, 2016, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average share outstanding.
NOTE 16 – INCOME TAXES
The Company's effective income tax rates were 34.1% and 37.4% for the three months ended June 30, 2016 and 2015, respectively.  Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended June 30, 2016 is lower than the effective rate for the three months ended June 30, 2015, primarily due to an increase in research and development credits (the research and development tax credit was not enacted in the prior period), an increase in the domestic production activities deduction and the expansion of its international footprint from recent acquisitions.
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

Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015
United States	$172,772	$78,273
Europe	41,855	12,607
Asia	26,843	3,532
Rest of the world	27,482	6,331
	$268,952	$100,743
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
NOTE 18 - RELATED PARTY TRANSACTIONS
During our fiscal year ended March 31, 2016 and the three months ended June 30, 2016, a member of the Company’s Board of Directors served as an executive officer (under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act)) of Danaher. As part of the split off of Danaher’s Communications Business and the Company’s subsequent acquisition of that business from Newco's shareholders, NetScout has entered into multiple transactions with Danaher which include: transitions services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. The Company has disclosed these transactions parenthetically within the financial statements.
This board member is now the founding President and CEO of Fortive Corporation, which spun out of Danaher in July 2016. As part of the spin out of Fortive Corporation the transition services agreement was amended to, among other things assign Danaher's rights, duties, obligations and liabilities under the transition services agreement to Fluke Corporation, a subsidiary of Fortive Corporation.
A member of the Company’s Board of Directors serves as a member of the board of directors for EMC, Corporation (EMC) and therefore, the Company considers sales to EMC to be a related party transaction. The Company recognized $57 thousand and $79 thousand in revenue from EMC during the three months ended June 30, 2016 and 2015 in the ordinary course of business.
A member of the Company’s Board of Directors also serves as a member of the board of directors for The MITRE Corporation (MITRE) and therefore, the Company considers sales to MITRE to be a related party transaction. The Company generated $11 thousand and $0 in revenue from MITRE during the three months ended ended June 30, 2016 and 2015 in the ordinary course of business.
During our fiscal year ended March 31, 2016, the Company had a member of the Board of Directors who served as a Section 16 officer of State Street Corporation (State Street) and therefore, the Company considered sales to State Street to be a related party transaction. The Company recognized $60 thousand in revenue from State Street during the three months ended June 30, 2015 in the ordinary course of business. This board member is no longer a section 16 officer of State Street, as such State Street is no longer considered a related party in the Company's fiscal year ended March 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are an industry leader for real-time operational intelligence and performance analytics for service assurance and cyber security solutions that are used in many of the most demanding service provider, enterprise and government networks. Our solutions, based on proprietary Adaptive Service Intelligence (ASI) technology, help customers continuously monitor the service delivery environment to identify performance issues and to provide insight into network-based security threats. As a result, customers can quickly resolve issues that cause business disruptions or that adversely impact the user experience. We manufacture and market these products for integrated hardware and software solutions and are also well positioned to help customers deploy our software in commercial-off-the-shelf hardware and in virtualized form factors. Regardless of the platform, customers use our solutions to help drive return on investment on their network and broader information technology (IT) initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security. We report revenues and income under five operating segments that aggregate under a single reportable segment.
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
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, our ability to achieve expense reductions and make structural improvements in the current economic conditions.
On July 14, 2015, we completed the Transaction, which was structured as a Reverse Morris Trust transaction whereby Danaher contributed the Communications Business to Newco. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing holders of common units of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. The Transaction was aimed at extending NetScout's reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities; strengthening its go-to-market resources to better support a larger, more diverse and more global customer base; and increasing NetScout's scale and elevating its strategic position within key accounts. For additional information regarding the Transaction, see Note 7 of our Notes to Consolidated Financial Statements.
Results Overview

We continue to maintain strong liquidity. At June 30, 2016, we had cash, cash equivalents and marketable securities (current and non-current) of $334.9 million. This represents a decrease of $17.2 million from March 31, 2016, which reflects the use of our cash to fund the repurchase of common stock during the three months ended June 30, 2016.
Use of Non-GAAP Financial Measures

We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-

GAAP income from operations, non-GAAP operating margin, non-GAAP EBITDA from operations, non-GAAP EBIDTA from operations margin, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation and the amortization of acquired intangible assets. Non-GAAP income from operations includes the foregoing adjustments and also removes expenses related to the amortization of acquired intangible assets, stock-based compensation, certain expenses relating to acquisitions including inventory fair value adjustments, depreciation costs, compensation for post-combination services and business development and integration costs. Non-GAAP operating margin is calculated based on the non-GAAP financial metrics discussed above. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments and also removes expenses related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expenses, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.

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

The following table reconciles revenue, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended June 30, 2016 and 2015 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2016	2015
GAAP revenue	$268,952	$100,743
Product deferred revenue fair value adjustment	1,345	—
Service deferred revenue fair value adjustment	4,783	—
Amortization of acquired intangible assets	2,877	—
Non-GAAP revenue	$277,957	$100,743
GAAP net income (loss)	$(8,998)	$7,669
Product deferred revenue fair value adjustment	1,345	—
Service deferred revenue fair value adjustment	4,783	—
Share-based compensation expense	8,132	4,595
Amortization of acquired intangible assets	30,818	1,567
Business development and integration expense	3,669	3,362
Compensation for post-combination services	1,715	21
Restructuring charges	2,034	—
Acquisition related depreciation expense	1,359	—
Income tax adjustments	(18,528)	(3,552)
Non-GAAP net income	$26,329	$13,662
GAAP diluted net income (loss) per share	$(0.10)	$0.19
Per share impact of non-GAAP adjustments identified above	0.38	0.14
Non-GAAP diluted net income per share	$0.28	$0.33

GAAP income (loss) from operations	$(10,754)	$12,389
Previous adjustments to determine non-GAAP income operations	53,855	9,545
Non-GAAP income from operations	43,101	21,934
Depreciation excluding acquisition related	7,997	3,419
Non-GAAP EBITDA from operations	$51,098	$25,353

Critical Accounting Policies
 Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP consistently applied. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

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
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (SEC) on May 31, 2016, for a description of all of our critical accounting policies.
Three Months Ended June 30, 2016 and 2015
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended June 30, 2016, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the three months ended June 30, 2015, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$164,589	61%	$53,593	53%	$110,996	207%
Service	104,363	39	47,150	47	57,213	121%
Total revenue	$268,952	100%	$100,743	100%	$168,209	167%
Product. The 207%, or $111.0 million, increase in product revenue compared to the same period last year was primarily due to $116.9 million in additional revenue resulting from the Transaction.
Going forward, we expect that the revenue mix in future quarters will likely be oriented toward service provider customers, consistent with recent quarterly trends. However, the timing and magnitude of certain projects will impact the quarterly revenue mix in any given quarter.
Service. The 121%, or $57.2 million, increase in service revenue compared to the same period last year was primarily due to a $56.9 million increase from the expansion of our customer base due to the Transaction. We expect continued service revenue growth to be generated by product revenue growth which increases our installed base and therefore our related maintenance contracts.

Total revenue by geography is as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
United States	$172,772	64%	$78,273	78%	$94,499	121%
International:
Europe	41,855	16	12,607	13	29,248	232%
Asia	26,843	10	3,532	3	23,311	660%
Rest of the world	27,482	10	6,331	6	21,151	334%
Subtotal international	96,180	36	22,470	22	73,710	328%
Total revenue	$268,952	100%	$100,743	100%	$168,209	167%
United States revenues increased 121%, or $94.5 million, compared to the same period last year primarily due to a $97.3 million contribution from entities acquired as part of the Transaction. The 328%, or $73.7 million, increase in international revenue compared to the same period last year is primarily due to a $76.5 million contribution from entities acquired as part of the Transaction. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$59,827	22%	$12,498	12%	$47,329	379%
Service	27,207	10	8,798	9	18,409	209%
Total cost of revenue	$87,034	32%	$21,296	21%	$65,738	309%
Gross profit:
Product $	$104,762	39%	$41,095	41%	$63,667	155%
Product gross profit %	64%		77%
Service $	$77,156	29%	$38,352	38%	$38,804	101%
Service gross profit %	74%		81%
Total gross profit $	$181,918		$79,447		$102,471	129%
Total gross profit %	68%		79%
Product. The 379%, or $47.3 million, increase in cost of product revenue was primarily due to the 207%, or $111.0 million, increase in product revenue during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The increase in cost of product revenue was due to a $49.8 million increase as a result of incremental costs related to the Transaction. The product gross profit percentage decreased by thirteen percentage points to 64% during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, which reflects the quarterly product mix. The 155%, or $63.7 million, increase in product gross profit corresponds with the 207%, or $111.0 million, increase in product revenue, offset by the 379%, or $47.3 million, increase in cost of product revenue. Average headcount in manufacturing was 102 and 33 for the three months ended June 30, 2016 and 2015, respectively.
Service. The 209%, or $18.4 million increase in cost of service revenue during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015 was primarily due a $17.9 million increase as a result of the incremental costs from the operations related to the Transaction. The service gross profit percentage decreased by seven percentage points to 74% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, which reflects the quarterly mix of support and maintenance, and professional services across various product areas. The 101%, or $38.8 million, increase in service gross profit corresponds with the 121%, or $57.2 million, increase in service revenue. Average service headcount was 604 and 177 for the three months ended June 30, 2016 and 2015, respectively.
Gross profit. Our gross profit increased 129%, or $102.5 million during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. This increase is attributable to our increase in revenue of 167%, or $168.2 million, partially offset by a 309%, or $65.7 million, increase in cost of revenue. The gross profit percentage decreased eleven percentage points to 68% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, which reflects the mix of products and service during the quarter.
Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Research and development	$60,551	23%	$18,058	18%	$42,493	235%
Sales and marketing	81,588	30	38,092	38	43,496	114%
General and administrative	30,927	11	10,099	10	20,828	206%
Amortization of acquired intangible assets	17,572	7	809	1	16,763	2,072%
Restructuring	2,034	1	—	—	2,034	100%
Total operating expenses	$192,672	72%	$67,058	67%	$125,614	187%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 235%, or $42.5 million, increase in research and development expenses was due to a $40.9 million increase as a result of the incremental costs from the operations related to the Transaction. In addition, in the legacy NetScout business there was a $1.4 million increase in compensation-related expenses. Average headcount in research and development was 1,212 and 357 for the three months ended June 30, 2016 and 2015, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 114%, or $43.5 million, increase in total sales and marketing expenses was due to a $40.6 million increase as a result of the incremental costs from the operations related to the Transaction. In addition, in the legacy NetScout business there was a $2.7 million increase in compensation-related expenses, a $1.9 million increase due to the NetScout User Conference due to higher attendance and a $468 thousand increase in advertising expenses. These increases were partially offset by a $974 thousand decrease in business development expenses related to the Transaction, an $807 thousand decrease in trade shows and other events and a $244 thousand decrease in travel. Average headcount in sales and marketing was 921 and 370 for the three months ended June 30, 2016 and 2015, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 206%, or $20.8 million, increase in general and administrative expenses was due in part to an $11.9 million increase as a result of the incremental costs related to the Transaction. In addition, in the legacy NetScout business there was a $4.0 million increase in compensation-related expenses, a $1.7 million increase in legal expenses, a $978 thousand increase in accounting related expenses, a $790 thousand increase in business development expenses related to the Transaction and a $384 thousand increase in overhead expenses. Average headcount in general and administrative was 285 and 126 for the three months ended June 30, 2016 and 2015, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, trademark and tradenames, and leasehold interest related to the Transaction, ONPATH Technologies, Inc. (ONPATH), Accanto, Simena, LLC (Simena), Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics) and Network General.
The 2,072%, or $16.8 million, increase in amortization of acquired intangible assets was due to a $16.9 million increase in amortization associated with the Transaction, offset by a $94 thousand decrease in the amortization related to the legacy NetScout business.
Restructuring. During the three months ended June 30, 2016, the Company restructured certain departments to better align functions related to the Transaction. As a result of the restructuring program, the Company recorded $2.0 million of restructuring charges related to severance costs to be paid to employees.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,904)	(1)%	$(146)	—%	$(2,758)	(1,889)%
The 1,889%, or $2.8 million, increase in interest and other expense, net was primarily due to a $2.1 million increase in the legacy NetScout business for interest expense due to amounts drawn down on the credit facility entered into on July 14, 2015. In addition, there was a $652 thousand increase in foreign currency exchange expense.
Income Tax Expense. Our effective income tax rates were 34.1% and 37.4% for the three months ended June 30, 2016 and 2015, respectively.  Generally, the effective tax rate differs from statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended June 30, 2016 is lower than the effective rate for the three months ended June 30, 2015, primarily due to an increase in research and development credits (the research and development tax credit was not enacted in the prior period), an increase in the domestic production activities deduction and the expansion of our international footprint from recent acquisitions.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Income tax expense	$(4,660)	(2)%	$4,574	5%	$(9,234)	(202)%
Off-Balance Sheet Arrangements

At June 30, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Commitment and Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires us to record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 12 for a discussion of contingencies.
We have one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At June 30, 2016, the fair value of the future consideration was $4.7 million.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30, 2016	March 31, 2016
Cash and cash equivalents	$210,870	$210,711
Short-term marketable securities	108,743	128,003
Long-term marketable securities	15,309	13,361
Cash, cash equivalents and marketable securities	$334,922	$352,075
Cash, cash equivalents and marketable securities
At June 30, 2016, cash, cash equivalents and marketable securities (current and non-current) totaled $334.9 million, down $17.2 million from $352.1 million at March 31, 2016 due primarily to $50.1 million used to repurchase shares of our common stock, partially offset by cash provided by operations of $39.7 million.
At June 30, 2016, cash and short-term and long-term investments in the United States were $255.8 million, while cash held outside the United States was approximately $79.1 million.
Cash and cash equivalents were impacted by the following:

	Three months ended June 30,
	(Dollars in Thousands)
	2016	2015
Net cash provided by operating activities	$37,733	$9,290
Net cash provided by (used in) investing activities	$12,896	$(16,758)
Net cash used in financing activities	$(50,068)	$(3,167)
Net cash provided by operating activities
Cash provided by operating activities was $37.7 million during the three months ended June 30, 2016, compared to $9.3 million of cash provided by operating activities during the three months ended June 30, 2015. This $28.4 million increase was due in part to a $35.2 million increase from depreciation and amortization, a $27.0 million increase from accounts receivable, a $6.5 million increase from accounts payable, $3.5 million increase from share-based compensation expense and a $2.8 million increase from accrued compensation and other expenses. These increases were offset by a $16.7 million decrease from net income, a $12.1 million decrease from prepaid expenses and other assets, a $11.6 million decrease from deferred income taxes, a $3.1 million decrease from deferred revenue, a $2.0 million decrease from amounts that are due from a related party as a result of the Transaction and a $1.9 million decrease in inventories in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Days sales outstanding was 66 days at June 30, 2016 compared to 80 days at March 31, 2016 and 51 days at June 30, 2015.

Net cash provided by (used in) investing activities

	Three months ended June 30,
	(Dollars in Thousands)
	2016	2015
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(35,806)	$(32,289)
Proceeds from maturity of marketable securities	53,159	19,034
Purchase of fixed assets	(9,218)	(3,415)
Purchase of intangible assets	(20)	(88)
Increase in deposits	(62)	—
Acquisition of businesses, net of cash acquired	—	—
Collection of contingently returnable consideration	5,133	—
Capitalized software development costs	(290)	—
	$12,896	$(16,758)

Cash provided by investing activities increased by $29.7 million to $12.9 million during the three months ended June 30, 2016, compared to $16.8 million of cash used in investing activities in the three months ended June 30, 2015.
The overall increase in cash inflow from marketable securities related to a net increase in the proceeds from maturity of investments of $30.6 million during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2017.
Net cash used in financing activities

	Three months ended June 30,
	(Dollars in Thousands)
	2016	2015
Cash used in financing activities included the following:
Treasury stock repurchases	$(50,068)	$(3,167)
	$(50,068)	$(3,167)

Cash used in financing activities was up $46.9 million to $50.1 million during the three months ended June 30, 2016, compared to $3.2 million of cash used in financing activities in the three months ended June 30, 2015.
On April 22, 2014, our board of directors approved a stock repurchase program. This program authorized management to make repurchases of our outstanding common stock of up to $100 million. Through June 30, 2016, we had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. The Company repurchased 67,752 shares for $2.8 million under this program during the three months ended June 30, 2015. At June 30, 2016, there were no shares of common stock that remained available to be purchased under the plan due to the approval of a new share repurchase program approved on May 19, 2015.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Company's acquisition of the Communications Business, which enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Transaction and replaced the Company's existing open market stock repurchase program described above. Through June 30, 2016, the Company has repurchased 12,178,518 shares totaling $350.0 million in the open market under this stock repurchase plan, including 2,100,382 shares totaling approximately $50.0 million during the three months ended June 31, 2016. At June 30, 2016, 7,821,482 shares of common stock remained available to be purchased under the plan.

In addition, during the three months ended June 30, 2016 and 2015, we had withheld 2,909 and 8,709 shares from employees for tax withholding at a cost of $68 thousand and $381 thousand, respectively.
Credit Facility
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use the new credit facility for working capital purposes or repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At June 30, 2016, $300 million was outstanding under this credit facility.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBO rate plus 1%; or (b) such adjusted LIBO rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company’s financial statements for the quarter ended March 31, 2016 until the Company has delivered financial statements for the quarter ended June 30, 2016, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company’s financial statements for the quarter ended March 31, 2016 until the Company has delivered financial statements for the quarter ended June 30, 2016, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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

The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At June 30, 2016, the Company was in compliance with all of these covenants.
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
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.4 million as of June 30, 2016. A balance of $1.3 million is included as prepaid expenses and other current assets and a balance of $4.1 million was included as other assets in Company’s consolidated balance sheet.
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
    We anticipate that our primary sources of liquidity for working capital and operating activities will be cash provided by operations, as well as the new Credit Agreement. We expect these sources of liquidity will be sufficient to fund working capital and capital expenditure requirements, including the significant one-time costs relating to the Transaction.
Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for us in the first quarter of our fiscal year 2019. Early adoption is not permitted. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of June 30, 2016, we owed $300 million on this loan with an interest rate of 1.97%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2016. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $591 thousand as of June 30, 2016.
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
As of June 30, 2016, we had foreign currency forward contracts with notional amounts totaling $10.7 million. The valuation of outstanding foreign currency forward contracts at June 30, 2016 resulted in an asset balance of $116 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $93 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2016, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2016 resulted in a liability balance of $0.2 million, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $191 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures

At June 30, 2016, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2016, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2016 - 4/30/2016	—	$—	—	9,921,864
5/1/2016 - 5/31/2016	1,154,834	23.46	1,152,433	8,769,431
6/1/2016 - 6/30/2016	948,457	24.23	947,949	7,821,482
Total	2,103,291	$23.80	2,100,382	7,821,482

(1)
We purchased an aggregate of 2,909 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase programs our 20 million share repurchase program authorized on May 19, 2015.

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

NETSCOUT SYSTEMS, INC.

Date: August 2, 2016	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 2, 2016	/s/ Jean Bua
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