Form 10-Q
period 2016-09-30
NETSCOUT SYSTEMS INC
filed 2016-11-01
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 26, 2016 was 91,572,414.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors, including those referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016, and elsewhere in this quarterly report. These factors may cause our actual results to differ materially from any forward-looking statement. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,423	$210,711
Marketable securities	99,297	128,003
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $6,838 and $5,069 at September 30, 2016 and March 31, 2016, respectively	240,599	247,199
Inventories and deferred costs	52,860	58,029
Prepaid income taxes	34,435	18,137
Prepaid expenses and other current assets (related party balances of $17,513 and $44,161 at September 30, 2016 and March 31, 2016, respectively)	42,444	78,399
Total current assets	665,058	740,478
Fixed assets, net	64,003	62,033
Goodwill	1,714,539	1,709,369
Intangible assets, net	998,169	1,054,040
Deferred income taxes	3,263	6,206
Long-term marketable securities	8,675	13,361
Other assets	6,078	7,356
Total assets	$3,459,785	$3,592,843
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $4,569 and $5,893 at September 30, 2016 and March 31, 2016, respectively)	$45,853	$43,969
Accrued compensation	65,226	82,303
Accrued other	29,454	32,045
Income taxes payable	—	2,091
Deferred revenue and customer deposits	282,045	296,648
Total current liabilities	422,578	457,056
Other long-term liabilities	3,224	2,903
Deferred tax liability	259,625	285,359
Accrued long-term retirement benefits	31,493	31,378
Long-term deferred revenue and customer deposits	64,201	68,129
Long-term debt	300,000	300,000
Contingent liabilities	4,712	4,636
Total liabilities	1,085,833	1,149,461
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2016 and March 31, 2016	—	—
Common stock, $0.001 par value:
300,000,000 and 150,000,000 shares authorized; 115,416,135 and 114,495,614 shares issued and 91,752,414 and 94,088,469 shares outstanding at September 30, 2016 and March 31, 2016, respectively	115	114
Additional paid-in capital	2,666,997	2,642,745
Accumulated other comprehensive loss	(1,705)	(1,501)
Treasury stock at cost, 23,663,721 and 20,407,145 shares at September 30, 2016 and March 31, 2016, respectively	(564,581)	(481,366)
Retained earnings	273,126	283,390
Total stockholders’ equity	2,373,952	2,443,382
Total liabilities and stockholders’ equity	$3,459,785	$3,592,843
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product	$168,873	$174,899	$333,462	$228,492
Service	103,175	86,211	207,538	133,361
Total revenue	272,048	261,110	541,000	361,853
Cost of revenue:
Product (related party balances of $2,486, $7,728, $7,063 and $7,728, respectively)	56,647	75,421	116,474	87,919
Service (related party balances of $282, $2,492, $472 and $2,492, respectively)	27,863	24,766	55,070	33,564
Total cost of revenue	84,510	100,187	171,544	121,483
Gross profit	187,538	160,923	369,456	240,370
Operating expenses:
Research and development (related party balances of $548, $10,814, $1,573, and $10,814, respectively)	61,046	65,896	121,597	83,954
Sales and marketing (related party balances of $872, $9,078, $2,472, and $9,078, respectively)	76,706	79,153	158,294	117,245
General and administrative (related party balances of $2,039, $7,063, $3,543 and $7,063, respectively)	31,527	41,301	62,454	51,400
Amortization of acquired intangible assets	17,559	9,843	35,131	10,652
Restructuring charges	(105)	—	1,929	—
Total operating expenses	186,733	196,193	379,405	263,251
Income (loss) from operations	805	(35,270)	(9,949)	(22,881)
Interest and other expense, net:
Interest income	229	172	421	330
Interest expense	(2,193)	(1,786)	(4,525)	(1,978)
Other income (expense), (net of related party balances of $0, $383, $0, and $383, respectively)	(466)	786	(1,230)	674
Total interest and other expense, net	(2,430)	(828)	(5,334)	(974)
Loss before income tax benefit	(1,625)	(36,098)	(15,283)	(23,855)
Income tax benefit	(359)	(28,183)	(5,019)	(23,609)
Net loss	$(1,266)	$(7,915)	$(10,264)	$(246)
Basic net loss per share	$(0.01)	$(0.09)	$(0.11)	$0.00
Diluted net loss per share	$(0.01)	$(0.09)	$(0.11)	$0.00
Weighted average common shares outstanding used in computing:
Net loss per share - basic	91,919	91,410	92,628	66,232
Net loss per share - diluted	91,919	91,410	92,628	66,232
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(1,266)	$(7,915)	$(10,264)	$(246)
Other comprehensive income (loss):
Cumulative translation adjustments	171	(124)	(87)	853
Changes in market value of investments:
Changes in unrealized (losses) gains	(80)	117	(39)	58
Total net change in market value of investments	(80)	117	(39)	58
Changes in market value of derivatives:
Changes in market value of derivatives, net of tax (benefits) of ($34), ($187), ($52) and ($204), respectively	(54)	(340)	(85)	(313)
Reclassification adjustment for net (loss) gains included in net loss, net of taxes (benefits) of ($4), $177, $4, and $657, respectively	(7)	291	7	1,133
Total net change in market value of derivatives	(61)	(49)	(78)	820
Other comprehensive income (loss)	30	(56)	(204)	1,731
Total comprehensive income (loss)	$(1,236)	$(7,971)	$(10,468)	$1,485
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,264)	$(246)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	80,581	51,797
Loss on disposal of fixed assets	58	222
Deal-related compensation expense and accretion charges	76	6,652
Share-based compensation expense associated with equity awards	19,802	12,098
Deferred income taxes	(25,328)	4,166
Other (gains) losses	(237)	61
Changes in assets and liabilities
Accounts receivable and unbilled costs	6,636	52,695
Due from related party	22,770	(28,878)
Inventories	239	7,168
Prepaid expenses and other assets	(7,773)	(36,751)
Accounts payable	4,414	(5,012)
Accrued compensation and other expenses	(14,041)	11,855
Due to related party	(2,579)	7,513
Income taxes payable	(2,096)	(107)
Deferred revenue	(18,657)	(76,290)
Net cash provided by operating activities	53,601	6,943
Cash flows from investing activities:
Purchase of marketable securities	(53,500)	(41,544)
Proceeds from maturity of marketable securities	86,853	65,720
Purchase of fixed assets	(15,748)	(9,113)
Purchase of intangible assets	(1,020)	(152)
Increase in deposits	(53)	(1)
Acquisition of businesses, net of cash acquired	(4,606)	27,748
Contingent purchase consideration	660	—
Collection of contingently returnable consideration	5,133	—
Change in restricted cash	(660)	—
Capitalized software development costs	(1,231)	—
Net cash provided by investing activities	15,828	42,658
Cash flows from financing activities:
Issuance of common stock under stock plans	1	1
Treasury stock repurchases	(83,215)	(184,995)
Proceeds from issuance of long-term debt, net of issuance costs	—	244,623
Excess tax benefit from share-based compensation awards	(1,373)	1,699
Net cash provided by (used in) financing activities	(84,587)	61,328
Effect of exchange rate changes on cash and cash equivalents	(130)	(283)
Net increase (decrease) in cash and cash equivalents	(15,288)	110,646
Cash and cash equivalents, beginning of period	210,711	104,893
Cash and cash equivalents, end of period	$195,423	$215,539
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$4,928	$1,688
Additions to property, plant and equipment included in accounts payable	$362	$31
Debt issuance costs settled through the issuance of additional debt	$—	$5,377
Issuance of common stock under employee stock plans	$6,943	$3,028
Purchase consideration	$—	$2,279,910
Contingently returnable consideration	$—	$25,701
Contingent consideration related to acquisition, included in accrued other	$660	$—
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
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On July 14, 2015, or the Closing Date, the Company completed the acquisition of Danaher Corporation’s (Danaher) Communications Business (Communications Business), which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher’s data communications cable installation business and its communication service provider business (the Comms Transaction). The Comms Transaction is more fully described in Note 7. The Comms Transaction was recorded using the acquisition method of accounting; accordingly, the financial results of the acquisition are included in the accompanying unaudited interim consolidated financial statements for the periods subsequent to the acquisition.
During the second quarter of fiscal year 2017, as part of its continued integration of the Communication Business, the Company realigned its organizational structure. As a result, the Company now accounts for its operations under one operating segment. For additional information, see Note 17 of the Company's Notes to Consolidated Financial Statements.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-15 on its consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning April 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.
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
At September 30, 2016 and March 31, 2016, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2016, one direct customer accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the three and six months ended September 30, 2015, one direct customer accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has a receivable from related parties that represents a concentration of credit risk of $17.5 million and $44.2 million at September 30, 2016 and March 31, 2016, respectively. See Note 19 of the Company's Notes to Consolidated Financial Statements for further information regarding the details of these balances.
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
NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of product revenue	$266	$167	$461	$269
Cost of service revenue	1,245	754	2,043	1,127
Research and development	3,872	2,572	6,505	4,062
Sales and marketing	3,726	2,240	6,337	3,643
General and administrative	2,569	1,770	4,464	2,997
	$11,678	$7,503	$19,810	$12,098
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2016, employees purchased 234,745 shares under the ESPP and the value per share was $29.58.

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2016 and March 31, 2016.
Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2016, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$78,249	$(17)	$78,232
Commercial paper	21,065	—	21,065
Total short-term marketable securities	99,314	(17)	99,297
U.S. government and municipal obligations	8,681	(6)	8,675
Total long-term marketable securities	8,681	(6)	8,675
Total marketable securities	$107,995	$(23)	$107,972
The following is a summary of marketable securities held by NetScout at March 31, 2016, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$109,963	$4	$109,967
Commercial paper	16,172	—	16,172
Corporate bonds	1,864	—	1,864
Total short-term marketable securities	127,999	4	128,003
U.S. government and municipal obligations	13,349	12	13,361
Total long-term marketable securities	13,349	12	13,361
Total marketable securities	$141,348	$16	$141,364
Contractual maturities of the Company’s marketable securities held at September 30, 2016 and March 31, 2016 were as follows (in thousands):

	September 30, 2016	March 31, 2016
Available-for-sale securities:
Due in 1 year or less	$99,297	$128,003
Due after 1 year through 5 years	8,675	13,361
	$107,972	$141,364

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2016 and March 31, 2016 (in thousands):

	Fair Value Measurements at
	September 30, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$195,423	$—	$—	$195,423
U.S. government and municipal obligations	19,082	67,825	—	86,907
Commercial paper	—	21,065	—	21,065
Derivative financial instruments	—	63	—	63
Contingently returnable consideration	—	—	11,643	$11,643
	$214,505	$88,953	$11,643	$315,101
LIABILITIES:
Contingent purchase consideration	$—	$—	$(9,282)	$(9,282)
Derivative financial instruments	—	(175)	—	(175)
	$—	$(175)	$(9,282)	$(9,457)

	Fair Value Measurements at
	March 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$210,711	$—	$—	$210,711
U.S. government and municipal obligations	41,116	82,212	—	123,328
Commercial paper	—	16,172	—	16,172
Corporate bonds	1,864	—	—	1,864
Derivative financial instruments	—	191	—	191
Contingently returnable consideration			16,131	16,131
	$253,691	$98,575	$16,131	$368,397
LIABILITIES:
Contingent purchase consideration	$—	$—	$(7,293)	$(7,293)
Derivative financial instruments	—	(158)	—	(158)
	$—	$(158)	$(7,293)	$(7,451)
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
The Company’s Level 2 investments are classified as such because fair value is being calculated using market observable data for similar but not identical instruments, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company's derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. The Company classifies municipal obligations as level 2 because the fair values are determined using quoted prices from markets the Company considers to be inactive. Commercial paper is classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value.
The Company's Level 3 asset and liabilities consist of contingently returnable consideration and contingent purchase consideration, respectively. The Company's contingently returnable consideration represents a contingent right of return from Danaher to reimburse NetScout for cash awards to be paid by NetScout to employees of the Communications Business transferred to Newco (as defined below) for post-combination services on various dates through August 4, 2016 as part of the Comms Transaction. The contingently returnable consideration is classified as Level 3 because the fair value of the asset was determined using assumptions developed by management in determining the estimated cash awards expected to be paid on August 4, 2016 after applying an assumed forfeiture rate. The contingently returnable consideration of $11.6 million as of September 30, 2016 is included as prepaid expenses and other current assets in the Company’s consolidated balance sheet. Because the right of offset has not been met, the Company recorded the gross amount of compensation as contingently returnable consideration and the tax benefit of $3.9 million as contingent purchase consideration. The contingent purchase consideration is included as accounts payable in the Company's consolidated balance sheet as of September 30, 2016.
The Company's contingent purchase consideration also includes $660 thousand related to the acquisition of certain assets and liabilities of Avvasi Inc. (Avvasi). The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet as of September 30, 2016.
The fair value of contingent purchase consideration related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the former seller is $4.7 million. The contingent purchase consideration is included as contingent liabilities in the Company's consolidated balance sheet.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended September 30, 2016 (in thousands):

	Contingent Purchase Consideration	Contingently Returnable Consideration
Balance at beginning of period	$(7,293)	$16,131
Additions to Level 3	(660)	—
Increase in fair value and accretion expense (included within research and development expense)	(76)	—
Decrease in fair value	—	(608)
Gross presentation of contingently returnable consideration to contingent purchase consideration	(3,910)	3,910
Payment received	—	(7,790)
Payments made	2,657	—
Balance at end of period	$(9,282)	$11,643
Deal-related compensation expense and accretion charges related to the contingent consideration for the six months ended September 30, 2016 was $76 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2016	March 31, 2016
Raw materials	$19,468	$18,617
Work in process	1,489	651
Finished goods	31,903	38,761
	$52,860	$58,029

NOTE 7 - ACQUISITIONS
Avvasi
On August 19, 2016, the Company acquired certain assets and liabilities of Avvasi for $4.6 million. Avvasi’s technology allows service providers to measure, improve and monetize video in their networks. This acquisition builds on the Company's ongoing investment to enhance its service assurance capabilities for video traffic over 4G/LTE networks.
The Company has completed the purchase accounting as of September 30, 2016 related to the Avvasi acquisition.
The following table summarizes the allocation of the purchase price (in thousands):

Initial cash payment	$3,946
Estimated fair value of contingent purchase consideration	660
Estimated Purchase Price	$4,606

Estimated fair value of assets acquired and liabilities assumed:
Accounts receivable	$103
Inventories	85
Prepaid and other current assets	32
Property, plant and equipment	43
Intangible assets	2,760
Accounts payable	(1)
Accrued compensation	(49)
Deferred revenue	(317)
Goodwill	$1,950
Of the total consideration, $660 thousand was deposited into an escrow account. The escrow account was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. Generally, indemnification claims that Avvasi would be liable for are limited to the total amount of the escrow account and shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Avvasi's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $660 thousand will be paid to the seller on August 21, 2017.
In connection with the Avvasi acquisition, certain former employees of Avvasi will receive cash retention payments subject to such employee's continued employment with the Company through two specified dates: August 21, 2017 and August 20, 2018. The cash retention payment liability was accounted for separately from the business combination as the cash retention payment is automatically forfeited upon termination of employment. The Company will record the liability over the period it is earned as compensation expense for post-combination services.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill of $2.0 million from the acquisition was included within the Service Assurance reporting unit. Goodwill and intangible assets recorded as part of the acquisition are deductible for tax purposes.
The fair values of intangible assets were based on valuations using an income approach. These assumptions include estimates of future revenues associated with the technology purchased as part of the acquisition and the migration of the current technology to a more advanced version of the software. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$1,730	9
Customer relationships	1,030	14
	$2,760
The weighted average useful life of identifiable intangible assets acquired from Avvasi is 10.9 years.

Communications Business
On July 14, 2015 (Closing Date), the Company completed the Comms Transaction, which was structured as a Reverse Morris Trust transaction whereby Danaher contributed its Communications Business to a new subsidiary, Potomac Holding LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. On the Closing Date, the Company did not gain control over certain foreign entities due to regulatory and other compliance requirements (Delayed Close Entities). The Company closed on the acquisition of these Delayed Close Entities on October 7, 2015.
The Comms Transaction was accounted for under the acquisition method of accounting with the operations of the Communications Business included in the Company’s operating results from the relevant date of acquisition. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The determination of the fair value of assets acquired and liabilities assumed has been recognized based on management's estimates and assumptions using the information about facts and circumstances that existed at the acquisition date.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed. As a result, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined.
During the period ended September 30, 2016, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed on July 14, 2015 as a result of new information obtained about the facts and circumstances that existed as of the Closing Date. The table below, which summarizes the allocation of the purchase price for the entities acquired on July 14, 2015, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in a decrease in prepaid expenses and other current assets of $0.2 million, an increase in deferred income taxes of $0.7 million, an increase in deferred tax liabilities of $3.3 million and an overall increase in goodwill of $2.8 million. This change to the provisional amounts of fair value of the assets and liabilities assumed had no impact on the Statement of Operations for the year ended March 31, 2016 or the quarters ended June 30, 2016 and September 30, 2016. The Company has completed the purchase accounting as of September 30, 2016 related to the Comms Transaction.
In connection with the Comms Transaction, under the Employee Matters Agreement dated July 14, 2015 by and among the Company, Danaher and Newco, Danaher will fund certain contracts under which employees will provide post-combination services to the Company.

1)
For any outstanding Danaher restricted stock units or stock options held by employees of the Communications Business transferred to Newco (Newco Employees) that vested from July 14, 2015 through August 4, 2015, the awards continued to vest in Danaher shares. These awards met the definition of a derivative under ASC 815 and as such, the Company determined the fair value of these awards on July 14, 2015 and recorded them separate from the business combination as prepaid compensation. The derivative was amortized into compensation expense through August 4, 2015, the post-combination requisite settlement date. The total amount of compensation expense for post-combination services recorded for the three and six months ended September 30, 2015 was $6.5 million.

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee’s cancelled Danaher equity award and up to an aggregate of $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award was paid on August 4, 2016, to those employees that continued their employment with NetScout through the applicable vesting date of August 4, 2016. Danaher will reimburse NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability was accounted for separately from the business combination as the cash retention award was automatically forfeited upon termination of employment. NetScout recorded the cash retention award liability over the period it was earned as compensation expense for post-combination services. The reimbursement by Danaher to NetScout of the cash retention award payment represents contingently returnable consideration, which was accounted for separately from the business combination on the date of the acquisition. At September 30, 2016, the Company has recorded a receivable from Danaher in the amount of $11.6 million, and is included as prepaid expenses and other current assets in Company’s consolidated balance sheet. At September 30, 2016, the Company has recorded the tax effect of the cash retention award of $3.9 million, which is included as accounts payable in the Company’s consolidated balance sheet. For the three and six months ended September 30, 2016, $2.6 million and $4.3 million has been recorded as compensation expense for post-combination services. For the three and six months ended September 30, 2015, $2.6 million was recorded as compensation expense for post-combination services.

3)
Newco Employees that were entitled to receive an incentive bonus under the Danaher annual bonus plan and who continued to be employed by NetScout through December 31, 2015 received a cash incentive bonus payment. The cash incentive bonus liability was accounted for separately from the business combination as the cash incentive bonus is automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award, which was reimbursed by Danaher to NetScout, was accounted for separately from the business combination on the date of the acquisition. For the three and six months ended September 30, 2015, $4.1 million has been recorded as compensation for post-combination services.

4)
Certain Newco Employees received cash retention payments that were subject to the employee’s continued employment with NetScout through October 16, 2015, ninety (90) days after the close of the acquisition. The cash retention payment liability was accounted for separately from the business combination as the cash retention payment was automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award, which was reimbursed by Danaher to NetScout, was accounted for separately from the business combination on the date of the acquisition. For the three and six months ended September 30, 2015, $6.7 million has been recorded as compensation for post-combination services.

The following table summarizes the allocation of the purchase price for the entities acquired on July 14, 2015 (in thousands):

Purchase Price Allocation:
Total equity consideration	$2,299,911	(1)
Less: Equity consideration for replacement awards	(29,355)	(2)
Estimated Purchase Price	$2,270,556

Estimated fair value of assets acquired and liabilities assumed:
Cash	27,701
Accounts receivable	140,586
Inventories	80,719
Prepaid expenses and other assets	6,519
Property, plant and equipment	36,825
Deferred income taxes	13,803
Intangible assets	1,080,700
Other assets	999
Accounts payable	(21,311)
Accrued compensation	(24,316)
Accrued other	(12,916)
Deferred revenue	(187,882)
Other long-term liabilities	(3,615)
Accrued retirement benefits	(29,917)
Deferred tax liabilities	(348,004)
Goodwill	$1,510,665

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

(2)
Represents the value of certain outstanding Danaher equity awards held by Newco Employees for which continuing employees received, or will receive value after the Closing Date. A portion of this amount relates to awards that continued to vest in Danaher shares after the Closing Date. These future compensation amounts were settled in shares other than shares of the acquired business. The balance of this amount also represents future compensation expense and relates to cash awards which were paid by NetScout to acquired Newco employees on August 4, 2016. The cash payments by NetScout will be reimbursed by Danaher. These items are further described in the Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC and have been accounted for separately from the Comms Transaction.

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
The Comms Transaction was aimed at extending the Company's reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities; strengthening the Company's go-to-market resources to better support a larger, more diverse and more global customer base; and increasing scale and elevating the Company's strategic position within key accounts. Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $1.5 billion from the acquisition was included within the following reporting units: $534.8 million in the Security reporting unit and $976.5 million in the Service Assurance reporting unit. All reporting units resulting from the Comms Transaction will be included in the Company's annual goodwill impairment review.
Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.
The fair values of intangible assets were based on valuations using an income approach. These assumptions include estimates of future revenues associated with the technology purchased as part of the acquisition and the migration of the current technology to a more advanced version of the software. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements. The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$221,900	9 - 13
Customer relationships	794,100	13 - 18
Backlog	18,200	1 - 3
Definite lived trademark and trade names	43,900	3 - 9
Leasehold interest	2,600	4 - 6
	$1,080,700

The weighted average useful life of identifiable intangible assets acquired in the Comms Transaction is 14.7 years. Developed technology is amortized using an accelerated amortization method and has a weighted average useful life of 11.7 years. Customer relationships are amortized using an accelerated amortization method and have a weighted average useful life of 16.3 years. Backlog is amortized using an accelerated amortization method and has a weighted average useful life of 2.0 years. Trademarks and trade names are amortized using an accelerated amortization method and have a weighted average useful life of 8.5 years. Leasehold interests are amortized on a straight-line basis and have a weighted average useful life of 5.6 years.

The Company incurred approximately $0 and $17.9 million of acquisition-related costs related to the Comms Transaction during the six months ended September 30, 2016 and 2015, respectively.

During the six months ended September 30, 2016, the Company has recorded $344.7 million of revenue and a net loss of $10.3 million directly attributable to the entities acquired as part of the Comms Transaction within its consolidated financial statements.

The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and the Communications Business of Danaher for the three and six months ended September 30, 2015, giving effect to the Comms Transaction as if they occurred on April 1, 2014 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015
Pro forma revenue	$267,754	$538,060
Pro forma net loss	$(11,773)	$(30,683)
Pro forma net loss per share:
Basic	$(0.12)	$(0.30)
Diluted	$(0.12)	$(0.30)
Pro forma shares outstanding
Basic	100,242	101,750
Diluted	100,242	101,750

The pro forma results for the three and six months ended September 30, 2015 primarily include adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
We assess goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
Through the first quarter of fiscal year 2017, the Company had five reporting units: (1) legacy NetScout, (2) cybersecurity (Arbor Networks), (3) service assurance product lines focused on the service provider market (formerly known as Tektronix Communications), (4) network visibility product lines (formerly known as VSS Monitoring) and (5) service assurance product lines primarily focused on the enterprise market (formerly known as FNET). As part of its continued integration efforts of the Communication Business acquisition, effective July 1, 2016, the Company reorganized its business units. As a result of this change, the Company reduced the number of reporting units from five reporting units to two reporting units. The two reporting units are: (1) Service Assurance and (2) Security. The former cybersecurity reporting unit was aggregated within the Security reporting unit along with portions of the legacy NetScout business while all other former reporting units were aggregated into the Service Assurance reporting unit. Our reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management.
As a result of the reduction in reporting units, the Company completed a quantitative impairment analysis for goodwill as of July 1, 2016. To conduct the impairment test, the Company performed a quantitative step 1 analysis on a before and after basis and concluded the estimated fair values of each of the Company’s current and former reporting units exceeded their respective carrying values both immediately prior to and subsequent to the change.

The Company determined the fair values of its reporting units by preparing a discounted cash flow analysis using forward looking projections of the reporting units’ future operating results and by comparing the value of the reporting units to the implied market value of selected peers. The significant assumptions used in the discounted cash flow analysis include: revenue and revenue growth, selling margins, other operating expenditures, the discounted rate used to present value future cash flows and terminal growth rates. The discount rate used is a cost of equity method, which is essentially equal to the “market participant” weighted-average cost of capital (WACC). The Service Assurance reporting unit's goodwill fair value substantially exceeded its carrying value. The Security reporting unit's goodwill fair value did not substantially exceed its carrying value. The Company performed a sensitivity analysis on our significant assumptions used to determine the fair value of the Security reporting unit and has determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: decrease projected revenue growth by 2%, decrease selling margin by 4%, decrease the operating margin by 5% or increase the WACC by 200 basis points.
At September 30, 2016, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $548.5 million, respectively. At March 31, 2016, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $547.4 million, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the six months ended September 30, 2016 is due to the acquisition of Avvasi, purchase accounting adjustments, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the six months ended September 30, 2016 are as follows (in thousands):

Balance at March 31, 2016	$1,709,369
Goodwill acquired during the quarter ended September 30, 2016	1,950
Purchase accounting adjustments	2,817
Foreign currency translation impact	403
Balance at September 30, 2016	$1,714,539
Intangible Assets
The net carrying amounts of intangible assets were $1.0 billion and $1.1 billion at September 30, 2016 and March 31, 2016, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at September 30, 2016 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$254,871	$(90,131)	$164,740
Customer relationships	834,752	(74,030)	$760,722
Distributor relationships	7,342	(2,072)	$5,270
Definite lived trademark and trade names	43,948	(8,814)	$35,134
Core technology	7,163	(5,090)	$2,073
Net beneficial leases	336	(336)	$—
Non-compete agreements	287	(287)	$—
Leasehold interest	2,600	(707)	$1,893
Backlog	18,234	(12,487)	$5,747
Capitalized software	2,856	(159)	$2,697
Technical licenses	1,000	(83)	$917
Other	1,204	(828)	$376
	$1,174,593	$(195,024)	$979,569
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
Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2016 and 2015, respectively.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization of intangible assets included as:
Product revenue	$2,869	$2,028	$5,746	$2,028
Cost of product revenue	$10,757	$14,807	$21,429	$15,565
Operating expense	$17,636	$9,889	$35,263	$10,736
	$31,262	$26,724	$62,438	$28,329

The following is the expected future amortization expense at September 30, 2016 for the fiscal years ending March 31 (in thousands):

2017 (remaining six months)	$63,621
2018	112,055
2019	106,624
2020	98,191
2021	85,716
Thereafter	513,362
$979,569
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2016 and March 31, 2016 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2016	March 31, 2016	September 30, 2016	March 31, 2016	September 30, 2016	March 31, 2016
Derivatives Designated as Hedging Instruments:
Forward contracts	$15,542	$17,490	$63	$191	$175	$158

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2016	September 30, 2015	Location	September 30, 2016	September 30, 2015	Location	September 30, 2016	September 30, 2015
Forward contracts	$(88)	$(527)	Research and development	$(6)	$38	Research and development	$18	$29
			Sales and marketing	(5)	430	Sales and marketing	(57)	(7)
	$(88)	$(527)		$(11)	$468		$(39)	$22

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the six months ended September 30, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2016	September 30, 2015	Location	September 30, 2016	September 30, 2015	Location	September 30, 2016	September 30, 2015
Forward contracts	$(137)	$(517)	Research and development	$(18)	$86	Research and development	$31	$63
			Sales and marketing	29	1,704	Sales and marketing	(92)	(21)
	$(137)	$(517)		$11	$1,790		$(61)	$42

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use the new credit facility for working capital purposes or repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At September 30, 2016, $300 million was outstanding under this credit facility.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2016 until the Company has delivered financial statements for the quarter ended September 30, 2016, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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

Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2016 until the Company has delivered financial statements for the quarter ended September 30, 2016, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.

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
The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At September 30, 2016, the Company was in compliance with all of these covenants.
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
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.1 million as of September 30, 2016. A balance of $1.4 million is included as prepaid expenses and other current assets and a balance of $3.7 million was included as other assets in Company’s consolidated balance sheet.

NOTE 11 – RESTRUCTURING CHARGES
During the fiscal year ended March 31, 2016, the Company recorded a restructuring charge of $500 thousand related to one-time termination benefits to be paid to one employee, which was the completion of a plan that was required as a closing condition for the Comms Transaction.
During the quarter ended June 30, 2016, the Company restructured certain departments to better align functions related to the Comms Transaction. As a result of the restructuring program, the Company recorded $2.0 million of restructuring charges related to one-time termination benefits to be paid to nineteen employees which was recorded in the six months ended September 30, 2016.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q3 FY2016 Plan	Q1 FY2017 Plan
	Employee-Related	Employee-Related	Total
Balance at March 31, 2016	$272	$—	$272
Restructuring charges to operations	—	2,034	2,034
Cash payments	(272)	(1,470)	(1,742)
Other adjustments	—	(106)	(106)
Balance at September 30, 2016	$—	$458	$458
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheet. The balance is expected to be paid in full during the quarter ended December 31, 2016.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At September 30, 2016, the present value of the future consideration was $4.7 million.
The Company has another contingent liability related to the Comms Transaction in July 2015 which represents the tax effected portion of the contingently returnable consideration. At September 30, 2016, the fair value of the future consideration to be paid to Danaher was $3.9 million. For additional information, see Note 7 of the Company's Notes to Consolidated Financial Statements.
In addition, the Company has a contingent liability for $660 thousand related to the acquisition of Avvasi in August 2016 for which an escrow account that was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the asset purchase agreement. Generally, indemnification claims that Avvasi would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Avvasi's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $660 thousand will be paid to the seller on August 21, 2017.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 13 – PENSION BENEFIT PLANS
Certain of the Company's non-U.S. employees participate in certain noncontributory defined benefit pension plans acquired in the Comms Transaction. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$81	$49	$165	$49
Interest cost	157	75	321	75
Amortization of net loss	—	80	—	80
Net periodic pension cost	$238	$204	$486	$204

Expected Contributions
During the six months ended September 30, 2016, the Company made contributions of $112 thousand to its defined benefit pension plans. During the fiscal year ending March 31, 2017, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for company funding based on a percentage of compensation. Expense for all defined contribution plans amounted to $2.4 million, $5.3 million, and $1.5 million and $2.8 million for the three and six months ended September 30, 2016 and 2015, respectively.
NOTE 14 – STOCKHOLDERS EQUITY
On September 20, 2016, the stockholders of the Company approved an amendment to the Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 150,000,000 to 300,000,000 shares. The increase in authorized shares of common stock has been reflected in the Company's financial statements.
NOTE 15 – TREASURY STOCK
On April 22, 2014, the Company's board of directors approved a stock repurchase program. This program authorized management to make repurchases of NetScout outstanding common stock of up to $100 million. The Company repurchased 67,752 shares for $2.8 million under this program during the six months ended September 30, 2015. Through July 14, 2015 the Company had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. At March 31, 2016, there were no shares of common stock that remained available to be purchased under this plan due to the approval of a new share repurchase program approved on May 19, 2015.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Comms Transaction. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction and replaced the Company's previously existing open market stock repurchase program described above. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. Through September 30, 2016, the Company has repurchased 13,107,527 shares totaling $376.6 million in the open market under this stock repurchase plan. At September 30, 2016, 6,892,473 shares of common stock remained available to be purchased under the plan. The Company repurchased 3,029,391 shares for $76.6 million under the program during the six months ended September 30, 2016.
In connection with the delivery of common shares upon vesting of restricted stock units, the Company withheld 227,185 shares at a cost of $6.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2016. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 16 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(1,266)	$(7,915)	$(10,264)	$(246)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	91,919	91,410	92,628	66,232
Dilutive common equivalent shares:
Weighted average stock options	—	—	—	—
Weighted average restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	91,919	91,410	92,628	66,232
Net loss per share:
Basic net loss per share	$(0.01)	$(0.09)	$(0.11)	$—
Diluted net loss per share	$(0.01)	$(0.09)	$(0.11)	$—
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted stock units	709	557	797	579
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds. As we incurred a net loss in the six months ended September 30, 2016, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average share outstanding.
NOTE 17 – INCOME TAXES
The Company's effective income tax rates were 22.1% and 78.1% for the three months ended September 30, 2016 and 2015, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended September 30, 2016 is lower than the effective rate for the three months ended September 30, 2015, primarily due to an increase in the research and development credit (the research and development tax credit was not enacted in the prior period), a change in the jurisdictional mix of earnings and a decrease in non-deductible transaction costs.
The Company's effective income tax rates were 32.8% and 99.0% for the six months ended September 30, 2016 and 2015, respectively. The effective tax rate for the six months ended September 30, 2016 is lower than the effective rate for the six months ended September 30, 2015, primarily due to an increase in the research and development credit (the research and development tax credit was not enacted in the prior period), a change in the jurisdictional mix of earnings and a decrease in non-deductible transaction costs.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION
As part of its continued integration efforts of the Comms Transaction, effective July 1, 2016, the Company reorganized its business units, which resulted in a change in operating segment composition. As a result of this change, the Company reorganized the number of operating segments from five operating segments to one operating segment. The financial information that is regularly reviewed by the Company's Chief Operating Decision Maker (CODM) to allocate resources and assess performance was changed during the second quarter of fiscal year 2017. Our operating segments are determined based on the units that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. The Company reports revenue and income in one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$182,698	$195,169	$355,470	$273,442
Europe	40,674	35,631	82,529	48,238
Asia	22,326	14,180	49,169	17,712
Rest of the world	26,350	16,130	53,832	22,461
	$272,048	$261,110	$541,000	$361,853
The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue because the Company ships the products to a United States location. A majority of revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.
NOTE 19 - RELATED PARTY TRANSACTIONS
During our fiscal year ended March 31, 2016 and the three months ended June 30, 2016, a member of the Company’s Board of Directors served as an executive officer of Danaher. As part of the split off of Danaher’s Communications Business and the Company’s subsequent acquisition of that business from Newco's shareholders, NetScout has entered into multiple transactions with Danaher which include: transition services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. This board member is now the founding President and CEO of Fortive Corporation (Fortive), which spun off of Danaher in July 2016. As part of the spin off of Fortive, the transition services agreement was amended to, among other things, assign Danaher's rights, duties, obligations and liabilities under the transition services agreement to Fluke Corporation, a subsidiary of Fortive. The Company has disclosed the transactions with Danaher and Fortive parenthetically within the financial statements.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties. The following table summarizes those balances (in thousands):

	September 30, 2016	March 31, 2016
Danaher	$12,402	$44,161
Fortive	5,111	—
	$17,513	$44,161

As disclosed within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	September 30, 2016	March 31, 2016
Danaher	$3,910	$5,893
Fortive	659	—
	$4,569	$5,893
As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Danaher:
Cost of product revenue	$113	$7,728	$4,690	$7,728
Cost of service revenue	268	2,492	458	2,492
Research and development expenses	652	10,814	1,677	10,814
Sales and marketing	722	9,078	2,322	9,078
General and administrative expenses	998	7,063	2,502	7,063
	$2,753	$37,175	$11,649	$37,175
Fortive:
Cost of product revenue	$2,373	$—	$2,373	$—
Cost of service revenue	14	—	14	—
Research and development expenses	(104)	—	(104)	—
Sales and marketing	150	—	150	—
General and administrative expenses	1,041	—	1,041	—
	$3,474	$—	$3,474	$—
As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows due to related parties and due from related parties. The following table summarizes those cash flows (in thousands):

	Six Months Ended
	September 30, 2016	September 30, 2015
Cash flows:
Due from related party:
Danaher	$16,955	$(28,878)
Fortive	5,815	—
Total	$22,770	$(28,878)

Due to related party:
Danaher	$(2,955)	$7,513
Fortive	376	—
Total	$(2,579)	$7,513
A member of the Company’s Board of Directors served as a member of the board of directors for EMC Corporation (EMC) during the three and six months ended September 30, 2016, and therefore, the Company considers sales to EMC to be a related party transaction. During the quarter EMC was acquired by Dell Technologies and EMC's board members resigned. The Company will continue to report the wind down of preexisting transactions as related party transactions through the

Company's fiscal year 2017. The Company recognized $107 thousand and $346 thousand in revenue from EMC during the six months ended September 30, 2016 and 2015 in the ordinary course of business.
A member of the Company’s Board of Directors also serves as a consultant for The MITRE Corporation (MITRE) and therefore, the Company considers sales to MITRE to be a related party transaction. The Company generated $22 thousand and $0 in revenue from MITRE during the six months ended September 30, 2016 and 2015 in the ordinary course of business.
During our fiscal year ended March 31, 2016, the Company had a member of the Board of Directors who served as a Section 16 officer of State Street Corporation (State Street) and therefore, the Company considered sales to State Street to be a related party transaction. The Company recognized $122 thousand in revenue from State Street during the six months ended September 30, 2015 in the ordinary course of business. This board member is no longer a Section 16 officer of State Street, and as a result, State Street is no longer considered a related party in the Company's fiscal year ended March 31, 2017.

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
Our mission is to enable enterprise and service providers to realize maximum benefit with minimal risk from technology advances, like IP convergence, network function virtualization (NFV), software defined networking (SDN), virtualization, cloud, mobility, bring your own device (BYOD), web and the evolving Internet by managing the inherent complexity in a cost-effective manner. Our ASI technology, which we have developed in support of this mission, has the potential of not only expanding our leadership in our core markets, but can also serve as the underlying technology platform that can extend use of our solutions across our global customer base.
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, and our ability to achieve expense reductions and make structural improvements in the current economic conditions.
On July 14, 2015, we completed the Comms Transaction, which was structured as a Reverse Morris Trust transaction whereby Danaher contributed the Communications Business to Newco. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing holders of common units of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. The Comms Transaction was aimed at extending NetScout's reach into growth-oriented adjacent markets, including cyber security, with a broader range of market-leading products and capabilities; strengthening its go-to-market resources to better support a larger, more diverse and more global customer base; and increasing NetScout's scale and elevating its strategic position within key accounts. For additional information regarding the Comms Transaction, see Note 7 of our Notes to Consolidated Financial Statements.
On August 19, 2016, we acquired certain assets and liabilities of Avvasi for $4.6 million. Avvasi’s technology allows service providers to measure, improve and monetize video in their networks. This acquisition builds on NetScout's ongoing investment to enhance its service assurance capabilities for video traffic over 4G/LTE networks. For additional information regarding the Avvasi acquisition, see Note 7 of our Notes to Consolidated Financial Statements.
During the second quarter of fiscal year 2017, as part of our continued integration efforts of the Comm Transaction, we reorganized our business units. As a result, we now account for our operations under one reportable segment.
On September 20, 2016, NetScout's stockholders approved an amendment to the Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 150,000,000 to 300,000,000 shares. The increase in authorized shares of common stock has been reflected in our financial statements.

Results Overview
We continued to navigate through challenging market conditions, which have primarily impacted sales with service provider customers. Revenue during the three months ended September 30, 2016 benefited from the incremental revenue from the acquisition of the Danaher Communications Business. Our business has maintained strong gross profit margins and income from operations improved due in part to the combination of prudent investment and decreased costs related to the Transaction when compared to the three months ended September 30, 2015.
We continue to maintain strong liquidity. At September 30, 2016, we had cash, cash equivalents and marketable securities (current and non-current) of $303.4 million and $500 million available under our credit facility. The cash, cash equivalents and marketable securities balance represents a decrease of $48.7 million from March 31, 2016, which reflects $76.6 million of cash used to repurchase shares of our common stock, $15.7 million of cash used for capital expenditures and $4.6 million of cash used in the Avvasi acquisition during the six months ended September 30, 2016. These decreases were partially offset by cash provided by operations of $53.6 million during the six months ended September 30, 2016.
Use of Non-GAAP Financial Measures

We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP income from operations, non-GAAP operating margin, non-GAAP EBITDA from operations, non-GAAP EBIDTA from operations margin, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation and the amortization of acquired intangible assets. Non-GAAP income from operations includes the foregoing adjustments and also removes expenses related to the amortization of acquired intangible assets, stock-based compensation, certain expenses relating to acquisitions including inventory fair value adjustments, depreciation costs, compensation for post-combination services and business development and integration costs. Non-GAAP operating margin is calculated based on the non-GAAP financial metrics discussed above. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments and also removes expenses related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expenses, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.

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

Management believes these non-GAAP financial measures enhance the reader's overall understanding of our current financial performance and our prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how we plan and measure our business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provide useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

The following table reconciles revenue, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2016 and 2015 (in thousands, except for per share amounts):

	Three Months Ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
GAAP revenue	$272,048	$261,110	$541,000	$361,853
Product deferred revenue fair value adjustment	3,130	3,107	4,475	3,107
Service deferred revenue fair value adjustment	5,218	14,945	10,001	14,945
Delayed transfer entity adjustment	$—	$633	$—	$633
Amortization of acquired intangible assets	2,869	2,028	5,746	2,028
Non-GAAP revenue	$283,265	$281,823	$561,222	$382,566
GAAP net loss	$(1,266)	$(7,915)	$(10,264)	$(246)
Product deferred revenue fair value adjustment	3,130	3,107	4,475	3,107
Service deferred revenue fair value adjustment	5,218	14,945	10,001	14,945
Inventory fair value adjustment	—	12,773	—	12,773
Share-based compensation expense	11,678	7,503	19,810	12,098
Amortization of acquired intangible assets	30,812	26,678	61,630	28,245
Business development and integration expense	2,977	14,544	6,646	17,906
Compensation for post-combination services	2,867	21,661	4,582	21,682
Restructuring charges	(105)	—	1,929	—
Loss on extinguishment of debt	—	55	—	55
Acquisition-related depreciation expense	666	1,177	2,025	1,177
Income tax adjustments	(19,544)	(50,868)	(38,072)	(54,420)
Non-GAAP net income	$36,433	$43,660	$62,762	$57,322
GAAP diluted net loss per share	$(0.01)	$(0.09)	$(0.11)	$—
Per share impact of non-GAAP adjustments identified above	0.40	0.56	0.78	0.86
Non-GAAP diluted net income per share	$0.39	$0.47	$0.67	$0.86

GAAP income (loss) from operations	$805	$(35,270)	$(9,949)	$(22,881)
Previous adjustments to determine non-GAAP income operations	57,243	102,771	$111,098	112,316
Non-GAAP income from operations	58,048	67,501	101,149	89,435
Depreciation excluding acquisition related	8,929	6,183	16,926	9,602
Non-GAAP EBITDA from operations	$66,977	$73,684	$118,075	$99,037

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
Three Months Ended September 30, 2016 and 2015
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended September 30, 2016 and 2015, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$168,873	62%	$174,899	67%	$(6,026)	(3)%
Service	103,175	38	86,211	33	16,964	20%
Total revenue	$272,048	100%	$261,110	100%	$10,938	4%
Product. The 3%, or $6.0 million, decrease in product revenue compared to the same period last year was primarily due to a $15.9 million decrease in revenue from entities acquired in the Comms Transaction. In particular, revenue for the three months ended September 30, 2015 benefited from a large service provider project with an acquired entity. This decrease was partially offset by an $11.0 million increase in revenue from the general enterprise sector in the legacy NetScout business.
Going forward, we expect that the revenue mix in future quarters will likely be oriented toward service provider customers, consistent with recent quarterly trends. However, the timing and magnitude of certain projects will impact the quarterly revenue mix in any given quarter.
Service. The 20%, or $17.0 million, increase in service revenue compared to the same period last year was primarily due to an $18.0 million increase in revenue from entities acquired in the Comms Transaction. This increase was partially offset by a $1.1 million decrease in maintenance revenue in our legacy NetScout business. We expect service revenue growth to benefit from product revenue growth which increases our installed base and therefore our related maintenance contracts, which has potential to be offset by erosion on larger maintenance and support agreements when they are renewed.

Total revenue by geography is as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
United States	$182,698	67%	$195,169	75%	$(12,471)	(6)%
International:
Europe	40,674	15	35,631	14	5,043	14%
Asia	22,326	8	14,180	5	8,146	57%
Rest of the world	26,350	10	16,130	6	10,220	63%
Subtotal international	89,350	33	65,941	25	23,409	35%
Total revenue	$272,048	100%	$261,110	100%	$10,938	4%
United States revenues decreased 6%, or $12.5 million, compared to the same period last year primarily due to a $22.1 million decrease from entities acquired as part of the Comms Transaction, partially offset by an increase in the legacy NetScout general enterprise sector revenues. The 35%, or $23.4 million, increase in international revenue compared to the same period last year is primarily due to a $24.2 million incremental contribution from entities acquired as part of the Comms Transaction. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$56,647	21%	$75,421	29%	$(18,774)	(25)%
Service	27,863	10	24,766	9	3,097	13%
Total cost of revenue	$84,510	31%	$100,187	38%	$(15,677)	(16)%
Gross profit:
Product $	$112,226	41%	$99,478	38%	$12,748	13%
Product gross profit %	66%		57%
Service $	$75,312	28%	$61,445	24%	$13,867	23%
Service gross profit %	73%		71%
Total gross profit $	$187,538		$160,923		$26,615	17%
Total gross profit %	69%		62%
Product. The 25%, or $18.8 million, decrease in cost of product revenue was primarily due to a $12.8 million decrease in the step up amortization adjustments when compared to the three months ended September 30, 2015, as well as a $4.9 million reduction in incremental costs related to the Comms Transaction incurred during the three months ended September 30, 2015. In addition, in the legacy NetScout business, there was a $2.2 million decrease in amortization of intangibles primarily due to the acceleration of intangibles. These decreases were partially offset by a $725 thousand increase in direct material costs and a $536 thousand increase in obsolescence charges in the legacy NetScout business. The product gross profit percentage increased by nine percentage points to 66% during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The 13%, or $12.7 million, increase in product gross profit corresponds with the 3%, or $6.0 million, decrease in product revenue, and the 25%, or $18.8 million decrease in cost of product revenue. Average headcount in manufacturing was 94 and 77 for the three months ended September 30, 2016 and 2015, respectively.
Service. The13%, or $3.1 million increase in cost of service revenue during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 was primarily due to a $2.1 million increase in the incremental costs from the operations related to the Comms Transaction incurred during the three months ended September 30, 2016. This was due in part to the fact that the three months ended September 30, 2015 only included eleven weeks of expenses since the Comms Transaction occurred on July 14, 2015. In addition, in the legacy NetScout business there was a $280 thousand increase in compensation-related expenses and a $212 thousand increase in cost of materials used to support customers under service contracts. The service gross profit percentage increased by two percentage points to 73% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The 23%, or $13.9 million, increase in service gross profit corresponds with the 20%, or $17.0 million, increase in service revenue offset by an increase in costs. Average service headcount was 632 and 497 for the three months ended September 30, 2016 and 2015, respectively.
Gross profit. Our gross profit increased 17%, or $26.6 million during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. This increase is attributable to the increase in revenue of 4%, or $10.9 million, and the 16%, or $15.7 million, decrease in cost of revenue. The gross profit percentage increased seven percentage points to 69% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, which reflects the mix of products and service during the quarter.
Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Research and development	$61,046	22%	$65,896	25%	$(4,850)	(7)%
Sales and marketing	76,706	28	79,153	30	(2,447)	(3)%
General and administrative	31,527	12	41,301	16	(9,774)	(24)%
Amortization of acquired intangible assets	17,559	7	9,843	4	7,716	78%
Restructuring charges	(105)	—	—	—	(105)	(100)%
Total operating expenses	$186,733	69%	$196,193	75%	$(9,460)	(5)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 7%, or $4.9 million, decrease in research and development expenses was due to a $4.6 million decrease in the incremental costs from the operations related to the Comms Transaction incurred during the three months ended September 30, 2015. Average headcount in research and development was 1,210 and 1,054 for the three months ended September 30, 2016 and 2015, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 3%, or $2.4 million, decrease in total sales and marketing expenses was primarily due to a $3.9 million decrease in the incremental costs from the operations related to the Comms Transaction incurred during the three months ended September 30, 2015. This decrease was partially offset by a $1.3 million increase in trade shows and other events in the legacy NetScout business. Average headcount in sales and marketing was 924 and 789 for the three months ended September 30, 2016 and 2015, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.

The 24%, or $9.8 million, decrease in general and administrative expenses was due in part to a $3.2 million decrease in the incremental costs related to the Comms Transaction incurred during the three months ended September 30, 2015. In addition, in the legacy NetScout business there was a $10.8 million decrease in business development expenses related to the Comms Transaction. These decreases were partially offset by a $1.3 million increase in legal expenses, a $757 thousand increase in compensation-related expenses and a $474 thousand increase in depreciation expense in the legacy NetScout business. Average headcount in general and administrative was 284 and 204 for the three months ended September 30, 2016 and 2015, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definitive lived trademark and tradenames, and leasehold interest related to the Comms Transaction, ONPATH Technologies, Inc. (ONPATH), Simena, Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics) and Network General.
The 78%, or $7.7 million, increase in amortization of acquired intangible assets was due to an $8.6 million increase in amortization associated with the Comms Transaction, offset by an $863 thousand decrease in the amortization related to the legacy NetScout business.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,430)	(1)%	$(828)	—%	$(1,602)	(193)%
The 193%, or $1.6 million, increase in interest and other expense, net was primarily due to an $861 thousand increase in foreign currency exchange loss and a $407 thousand increase in interest expense.
Income Tax Benefit. Our effective income tax rates were 22.1% and 78.1% for the three months ended September 30, 2016 and 2015, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended September 30, 2016 is lower than the effective rate for the three months ended September 30, 2015, primarily due to an increase in the research and development credit (the research and development tax credit was not enacted in the prior period), a change in the jurisdictional mix of earnings and a decrease in non-deductible transaction costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(359)	—%	$(28,183)	(11)%	$27,824	(99)%

Six Months Ended September 30, 2016 and 2015
Revenue
During the six months ended September 30, 2016, and 2015, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$333,462	62%	$228,492	63%	$104,970	46%
Service	207,538	38%	133,361	37%	74,177	56%
Total revenue	$541,000	100%	$361,853	100%	$179,147	50%
Product. The 46%, or $105.0 million, increase in product revenue compared to the same period last year was primarily due to the $101.1 million additional revenue as a result of the Comms Transaction. In addition, there was an $11.8 million increase in revenue from the general enterprise sector in the legacy NetScout business partially offset by a $7.5 million decrease in revenue from the service provider sector in the legacy NetScout business.
Service. The 56%, or $74.2 million, increase in service revenue compared to the same period last year was primarily due to a $74.9 million increase from the expansion of our customer base as well as a full six months of revenue related to the acquired entities as compared to 11 weeks in the prior period due to the Comms Transaction.
Total revenue by geography is as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
United States	$355,470	66%	$273,442	76%	$82,028	30%
International:
Europe	82,529	15	48,238	13	34,291	71%
Asia	49,169	9	17,712	5	31,457	178%
Rest of the world	53,832	10	22,461	6	31,371	140%
Subtotal international	185,530	34	88,411	24	97,119	110%
Total revenue	$541,000	100%	$361,853	100%	$179,147	50%
United States revenues increased 30%, or $82.0 million, primarily due to a $75.2 million increase from entities acquired as part of the Comms Transaction due to the full six months of revenue, as well as an increase within the legacy NetScout general enterprise sector. These increases were offset by a decrease within the legacy NetScout service provider sector. The 110%, or $97.1 million, increase in international revenue is primarily due to a $100.7 million increase from entities acquired as part of the Comms Transaction due to the full six months of revenue, partially offset by a decrease across the legacy NetScout service provider sector.

Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$116,474	22%	$87,919	24%	$28,555	32%
Service	55,070	10	33,564	9	21,506	64%
Total cost of revenue	$171,544	32%	$121,483	33%	$50,061	41%
Gross profit:
Product $	$216,988	40%	$140,573	39%	$76,415	54%
Product gross profit %	65%		62%
Service $	$152,468	28%	$99,797	28%	$52,671	53%
Service gross profit %	73%		75%
Total gross profit $	$369,456		$240,370		$129,086	54%
Total gross profit %	68%		66%
Product. The 32%, or $28.6 million, increase in cost of product revenue compared to the same period last year was due to a $44.8 million increase in the incremental costs related to the Comms Transaction. The six months ended September 30, 2015 only included eleven weeks of increased expenses since the Comms Transaction occurred on July 14, 2015. This increase was partially offset by a $12.8 million decrease in the step up amortization adjustments when compared to the six months ended September 30, 2015. In addition, in the legacy NetScout business there was a $2.6 million decrease in amortization of legacy NetScout intangibles primarily due to the acceleration of intangibles during the six months ended September 30, 2015 and a $1.3 million decrease in cost of goods sold for the legacy NetScout business. The product gross profit percentage increased by three percentage points to 65% during the six months ended September 30, 2016 when compared to the six months ended September 30, 2015. Average headcount in manufacturing was 98 and 55 for the six months ended September 30, 2016 and 2015, respectively.
Service. The 64%, or $21.5 million, increase in cost of service revenue compared to the same period last year was primarily due to a $20.0 million increase in the incremental costs related to the Comms Transaction. The six months ended September 30, 2015 only included eleven weeks of increased expenses since the Comms Transaction occurred on July 14, 2015. In addition, in the legacy NetScout business there was a $393 thousand increase in compensation-related expenses and a $360 thousand increase in cost of materials used to support customers under service contracts. The service gross profit percentage decreased by two percentage points to 73% for the six months ended September 30, 2016 when compared to the six months ended September 30, 2015. The 53%, or $52.7 million, increase in service gross profit corresponds with the 56%, or $74.2 million, increase in service revenue, partially offset by the 64%, or $21.5 million, increase in cost of services. Average service headcount was 618 and 338 for the six months ended September 30, 2016 and 2015, respectively.
Gross profit. Our gross profit increased 54%, or $129.1 million compared to the same period last year. This increase is attributable to our increase in revenue of 50% or $179.1 million, partially offset by a 41%, or $50.1 million, increase in cost of revenue. The gross profit percentage increased by two percentage points to 68% for the six months ended September 30, 2016 when compared to the six months ended September 30, 2015.

Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Research and development	$121,597	22%	$83,954	23%	$37,643	45%
Sales and marketing	158,294	30%	117,245	33%	41,049	35%
General and administrative	62,454	12%	51,400	14%	11,054	22%
Amortization of acquired intangible assets	35,131	6%	10,652	3%	24,479	230%
Restructuring charges	1,929	0%	0	0%	1,929	100%
Total operating expenses	$379,405	70%	$263,251	73%	$116,154	44%
Research and development. The 45%, or $37.6 million, increase in research and development expenses compared to the same period last year was primarily due to a $36.3 million increase in the incremental costs related to the Comms Transaction. The six months ended September 30, 2015 only included eleven weeks of increased expenses since the Comms Transaction occurred on July 14, 2015. In addition, in the legacy NetScout business there was a $1.3 million increase in compensation-related expenses. Average headcount in research and development was 1,211 and 706 for the six months ended September 30, 2016 and 2015, respectively.
Sales and marketing. The 35%, or $41.0 million, increase in total sales and marketing expenses compared to the same period last year was primarily due to a $36.7 million increase in the incremental costs related to the Comms Transaction. The six months ended September 30, 2015 only included eleven weeks of increased expenses since the Comms Transaction occurred on July 14, 2015. In addition, in the legacy NetScout business there was a $2.2 million increase in expenses related to the NetScout user conference and sales kickoff event due primarily to higher attendance and related rebranding activity, a $1.5 million increase in commission expense and a $1.0 million increase in other compensation-related expenses. Average headcount in sales and marketing was 922 and 579 for the six months ended September 30, 2016 and 2015, respectively.
General and administrative. The 22%, or $11.1 million, increase in general and administrative expenses compared to the same period last year was primarily due to an $8.2 million increase in the incremental costs related to the Comms Transaction. The six months ended September 30, 2015 only included eleven weeks of increased expenses since the Comms Transaction occurred on July 14, 2015. In addition, in the legacy NetScout business there was a $5.3 million increase in compensation-related expenses, a $3.0 million increase in legal expenses, an $811 thousand increase in depreciation expense, a $759 thousand increase in accounting related expenses and a $638 thousand increase in allocated overhead expense. These increases were offset by a $9.6 million decrease in business development expenses related to the Comms Transaction in the legacy NetScout business. Average headcount in general and administrative was 284 and 165 for the six months ended September 30, 2016 and 2015, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definitive lived trademark and tradenames, and leasehold interest related to the acquisitions of the Communications Business, ONPATH, Simena, Replay, Psytechnics and Network General.
The 230%, or $24.5 million, increase in amortization of acquired intangibles assets were primarily due to an increase of $25.4 million in amortization related to the Comms Transaction. Amortization of intangible assets acquired in the Comms Transaction did not begin until July 2015. These increases were offset by a $957 thousand decrease in amortization of acquired intangible assets in the legacy NetScout business.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(5,334)	(1)%	$(974)	—%	$4,360	448%
The 448%, or $4.4 million, increase in interest and other expense was due to a $2.5 million increase in interest expense due to amounts drawn down on the credit facility entered into on July 14, 2015. The six months ended September 30, 2015 only included eleven weeks of increased expenses since the Comms Transaction occurred on July 14, 2015. In addition, there was a $1.5 million increase in foreign currency exchange expense.
Income Tax Benefit. Our effective income tax rates were 32.8% and 99.0% for the six months ended September 30, 2016 and 2015, respectively. Generally, the effective tax rate differs from the statutory tax rates due to the impact of the domestic production activities deduction, research and development credits, the impact of state taxes and income generated in jurisdictions that have a different rate than the U.S. statutory rate. The effective tax rate for the six months ended September 30, 2016 is lower than the effective rate for the six months ended September 30, 2015, primarily due to an increase in the research and development credit (the research and development tax credit was not enacted in the prior period), a change in the jurisdictional mix of earnings and a decrease in non-deductible transaction costs.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(5,019)	(1)%	$(23,609)	(7)%	$(18,590)	(79)%

Off-Balance Sheet Arrangements

At September 30, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We have a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At September 30, 2016, the present value of the future consideration was $4.7 million.
We have a contingent liability related to the Comms Transaction in July 2015 which represents the tax effected portion of the contingently returnable consideration. At September 30, 2016, the fair value of the future consideration to be paid to Danaher was $3.9 million. For additional information, see Note 7.

Our contingent purchase consideration also includes $660 thousand related to the Avvasi acquisition. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover any damages we suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. For additional information, see Note 7.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2016	March 31, 2016
Cash and cash equivalents	$195,423	$210,711
Short-term marketable securities	99,297	128,003
Long-term marketable securities	8,675	13,361
Cash, cash equivalents and marketable securities	$303,395	$352,075
Cash, cash equivalents and marketable securities
At September 30, 2016, cash, cash equivalents and marketable securities (current and non-current) totaled $303.4 million, a $48.7 million decrease from $352.1 million at March 31, 2016 due primarily to $76.6 million used to repurchase shares of our common stock under our repurchase program, $15.7 million of cash used for capital expenditures and $4.6 million of cash used in the Avvasi acquisition. These decreases were partially offset by cash provided by operations of $53.6 million during the six months ended September 30, 2016.
At September 30, 2016, cash and short-term and long-term investments in the United States were $206.0 million, while cash held outside the United States was approximately $97.4 million.
Cash and cash equivalents were impacted by the following:

	Six months ended September 30,
	(Dollars in Thousands)
	2016	2015
Net cash provided by operating activities	$53,601	$6,943
Net cash provided by investing activities	$15,828	$42,658
Net cash (used in) provided by financing activities	$(84,587)	$61,328
Net cash from operating activities
Cash provided by operating activities was $53.6 million during the six months ended September 30, 2016, compared to $6.9 million of cash provided by operating activities during the six months ended September 30, 2015. This $46.7 million increase was due in part to a $57.6 million increase from deferred revenue, a $41.6 million increase from amounts that are due from a related party as a result of the Comms Transaction, a $29.0 million increase from prepaid expenses and other assets, a $28.8 million increase from depreciation and amortization, a $9.4 million increase from accounts payable and a $7.7 million increase from share-based compensation expense. These increases were offset by a $46.1 million decrease from accounts receivable, a $29.5 million decrease from deferred income taxes, a $25.9 million decrease from accrued compensation and other expenses, a $10.0 million decrease from net loss, a $6.9 million decrease from inventories, a $6.6 million decrease from deal related compensation expense and accretion charges and a $3.3 million decrease from income taxes payable in the six months ended September 30, 2016 as compared to the six months ended September 30, 2015. Days sales outstanding remained flat at 80 days at September 30, 2016 compared to March 31, 2016 and 51 days at September 30, 2015.

Net cash from investing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2016	2015
Cash provided by investing activities included the following:
Purchase of marketable securities	$(53,500)	$(41,544)
Proceeds from maturity of marketable securities	86,853	65,720
Purchase of fixed assets	(15,748)	(9,113)
Purchase of intangible assets	(1,020)	(152)
Increase in deposits	(53)	(1)
Acquisition of businesses, net of cash acquired	(4,606)	27,748
Contingent purchase consideration	660	—
Collection of contingently returnable consideration	5,133	—
Change in restricted cash	(660)	—
Capitalized software development costs	(1,231)	—
	$15,828	$42,658

Cash provided by investing activities decreased by $26.9 million to $15.8 million during the six months ended September 30, 2016, compared to $42.7 million of cash provided by investing activities in the six months ended September 30, 2015.
The overall increase in cash inflow from marketable securities related to a net increase in the proceeds from maturity of investments of $9.2 million during the six months ended September 30, 2016 when compared to the six months ended September 30, 2015.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2017.
Net cash from financing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2016	2015
Cash (used in) provided by financing activities included the following:
Issuance of common stock under stock plans	$1	$1
Treasury stock repurchases	(83,215)	(184,995)
Proceeds from issuance of long-term debt, net of issuance costs	—	244,623
Excess tax benefit from share-based compensation awards	(1,373)	1,699
	$(84,587)	$61,328

Cash used in financing activities increased $145.9 million to $84.6 million during the six months ended September 30, 2016, compared to $61.3 million of cash provided by financing activities in the six months ended September 30, 2015.
We repurchased 3,029,391 and 4,564,348 shares for $76.6 million and $179.1 million under our stock repurchase program during the six months ended September 30, 2016 and 2015, respectively.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 227,185 and 157,771 share at a cost of $6.6 million and $5.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2016 and 2015, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

Credit Facility
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We may elect to use the new credit facility for working capital purposes or repurchase of up to 20 million shares of common stock under our common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At September 30, 2016, $300 million was outstanding under this credit facility.
At our election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended June 30, 2016 until we have delivered financial statements for the quarter ended September 30, 2016, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
Our consolidated leverage ratio is the ratio of our total funded debt compared to its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2016 until we have delivered financial statements for the quarter ended September 30, 2016, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.35% per annum if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.

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
The loans and other obligations under the credit facility are (a) guaranteed by each of our wholly owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of us and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by us and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Credit Agreement.
The Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At September 30, 2016, we were in compliance with all of these covenants.
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
We capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.1 million as of September 30, 2016. A balance of $1.4 million is included as prepaid expenses and other current assets and a balance of $3.7 million is included as other assets in our consolidated balance sheet.
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
Recently Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning April 1, 2017. We are currently evaluating the impact of the pending adoption of ASU 2016-09 on our consolidated financial statements.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of September 30, 2016, we owed $300 million on this loan with an interest rate of 2.03%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2016. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $609 thousand as of September 30, 2016.
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
As of September 30, 2016, we had foreign currency forward contracts with notional amounts totaling $15.5 million. The valuation of outstanding foreign currency forward contracts at September 30, 2016 resulted in an asset balance of $63 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $175 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2016, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2016 resulted in a liability balance of $158 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $191 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2016, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2016, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings

From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not be material to our financial condition, results of operations or cash flows.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2016 - 7/31/2016	—	$—	—	7,821,482
8/1/2016 - 8/31/2016	691,736	28.47	540,746	7,280,736
9/1/2016 - 9/30/2016	461,549	29.14	388,263	6,892,473
Total	1,153,285	$28.74	929,009	6,892,473

(1)
We purchased an aggregate of 224,276 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase programs our 20 million share repurchase program authorized on May 19, 2015.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits

(a)	Exhibits

3.1, 4.1
Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

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

NETSCOUT SYSTEMS, INC.

Date: November 1, 2016	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 1, 2016	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1, 4.1
Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

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