Form 10-Q
period 2016-12-31
NETSCOUT SYSTEMS INC
filed 2017-02-02
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 27, 2017 was 91,786,929.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “NetScout,” the “Company,” “we,” “us,” and “our” refer to NetScout Systems, Inc. and, where appropriate, our consolidated subsidiaries.

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$244,833	$210,711
Marketable securities	114,870	128,003
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $8,753 and $5,069 at December 31, 2016 and March 31, 2016, respectively	284,055	247,199
Inventories and deferred costs	54,151	58,029
Prepaid income taxes	18,913	18,137
Prepaid expenses and other current assets (related party balances of $3,961 and $44,161 at December 31, 2016 and March 31, 2016, respectively)	28,808	78,399
Total current assets	745,630	740,478
Fixed assets, net	61,900	62,033
Goodwill	1,720,911	1,709,369
Intangible assets, net	959,042	1,054,040
Deferred income taxes	2,485	6,206
Long-term marketable securities	17,206	13,361
Other assets	5,723	7,356
Total assets	$3,512,897	$3,592,843
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $2,730 and $5,893 at December 31, 2016 and March 31, 2016, respectively)	$41,660	$43,969
Accrued compensation	83,459	82,303
Accrued other	28,684	32,045
Income taxes payable	—	2,091
Deferred revenue and customer deposits	299,218	296,648
Total current liabilities	453,021	457,056
Other long-term liabilities	3,098	2,903
Deferred tax liability	246,192	285,359
Accrued long-term retirement benefits	29,745	31,378
Long-term deferred revenue and customer deposits	78,206	68,129
Long-term debt	300,000	300,000
Contingent liabilities	4,750	4,636
Total liabilities	1,115,012	1,149,461
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2016 and March 31, 2016	—	—
Common stock, $0.001 par value:
300,000,000 and 150,000,000 shares authorized; 115,620,378 and 114,495,614 shares issued and 91,786,929 and 94,088,469 shares outstanding at December 31, 2016 and March 31, 2016, respectively	116	114
Additional paid-in capital	2,676,852	2,642,745
Accumulated other comprehensive loss	(3,955)	(1,501)
Treasury stock at cost, 23,833,449 and 20,407,145 shares at December 31, 2016 and March 31, 2016, respectively	(569,499)	(481,366)
Retained earnings	294,371	283,390
Total stockholders’ equity	2,397,885	2,443,382
Total liabilities and stockholders’ equity	$3,512,897	$3,592,843
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue:
Product	$192,010	$209,124	$525,472	$437,616
Service	110,182	98,555	317,720	231,916
Total revenue	302,192	307,679	843,192	669,532
Cost of revenue:
Product (related party balances of $45, $8,736, $7,108 and $16,464, respectively)	55,296	77,147	171,770	165,066
Service (related party balances of $122, $2,225, $594 and $4,717, respectively)	26,382	28,968	81,452	62,532
Total cost of revenue	81,678	106,115	253,222	227,598
Gross profit	220,514	201,564	589,970	441,934
Operating expenses:
Research and development (related party balances of $43, $4,197, $1,616, and $15,011, respectively)	58,084	65,131	179,681	149,085
Sales and marketing (related party balances of $(49), $3,650, $2,423, and $12,728, respectively)	83,212	91,386	241,506	208,631
General and administrative (related party balances of $307 $6,383, $3,850 and $13,446, respectively)	28,540	30,973	90,994	82,477
Amortization of acquired intangible assets	17,515	11,249	52,646	21,901
Restructuring charges	(199)	572	1,730	468
Total operating expenses	187,152	199,311	566,557	462,562
Income (loss) from operations	33,362	2,253	23,413	(20,628)
Interest and other expense, net:
Interest income	207	189	627	519
Interest expense	(2,260)	(2,070)	(6,783)	(4,047)
Other expense, (net of related party balances of $0, $0, $0, and $383, respectively)	(695)	(1,022)	(1,926)	(349)
Total interest and other expense, net	(2,748)	(2,903)	(8,082)	(3,877)
Income (loss) before income tax expense	30,614	(650)	15,331	(24,505)
Income tax expense	9,369	23,857	4,350	248
Net income (loss)	$21,245	$(24,507)	$10,981	$(24,753)
Basic net income (loss) per share	$0.23	$(0.25)	$0.12	$(0.32)
Diluted net income (loss) per share	$0.23	$(0.25)	$0.12	$(0.32)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	91,762	98,797	92,337	77,126
Net income (loss) per share - diluted	92,402	98,797	92,997	77,126
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income (loss)	$21,245	$(24,507)	$10,981	$(24,753)
Other comprehensive income (loss):
Cumulative translation adjustments	(2,022)	(568)	(2,109)	285
Changes in market value of investments:
Changes in unrealized losses	(49)	(125)	(88)	(67)
Total net change in market value of investments	(49)	(125)	(88)	(67)
Changes in market value of derivatives:
Changes in market value of derivatives, net of tax (benefits) of ($189), ($108), ($242) and ($314), respectively	(299)	(180)	(384)	(492)
Reclassification adjustment for net gains included in net income (loss), net of taxes of $73, $60, $77, and $718, respectively	120	99	127	1,231
Total net change in market value of derivatives	(179)	(81)	(257)	739
Other comprehensive income (loss)	(2,250)	(774)	(2,454)	957
Total comprehensive income (loss)	$18,995	$(25,281)	$8,527	$(23,796)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$10,981	$(24,753)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	120,889	97,668
Loss on disposal of fixed assets	99	131
Deal-related compensation expense and accretion charges	114	6,690
Share-based compensation expense associated with equity awards	30,271	20,400
Deferred income taxes	(38,257)	6,981
Other gains (losses)	(371)	8
Changes in assets and liabilities
Accounts receivable and unbilled costs	(38,602)	(26,534)
Due from related party	24,679	(5,777)
Inventories	(2,543)	5,167
Prepaid expenses and other assets	7,587	(36,343)
Accounts payable	2,445	13,670
Accrued compensation and other expenses	2,926	35,236
Due to related party	(506)	(4,329)
Income taxes payable	(2,071)	(107)
Deferred revenue	14,285	(31,510)
Net cash provided by operating activities	131,926	56,598
Cash flows from investing activities:
Purchase of marketable securities	(135,737)	(74,667)
Proceeds from maturity of marketable securities	144,937	88,852
Purchase of fixed assets	(21,699)	(14,007)
Purchase of intangible assets	(1,022)	(154)
Decrease (increase) in deposits	22	(25)
Acquisition of businesses, net of cash acquired	(4,606)	27,701
Contingent purchase consideration	660	—
Collection of contingently returnable consideration	12,864	8,750
Change in restricted cash	(660)	—
Capitalized software development costs	(1,346)	(1,148)
Net cash (used in) provided by investing activities	(6,587)	35,302
Cash flows from financing activities:
Issuance of common stock under stock plans	2	1
Treasury stock repurchases	(88,133)	(212,426)
Proceeds from issuance of long-term debt, net of issuance costs	—	244,623
Excess tax benefit from share-based compensation awards	(1,091)	1,786
Net cash (used in) provided by financing activities	(89,222)	33,984
Effect of exchange rate changes on cash and cash equivalents	(1,995)	(256)
Net increase in cash and cash equivalents	34,122	125,628
Cash and cash equivalents, beginning of period	210,711	104,893
Cash and cash equivalents, end of period	$244,833	$230,521
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$4,928	$1,855
Additions to property, plant and equipment included in accounts payable	$1,057	$316
Debt issuance costs settled through the issuance of additional debt	$—	$5,377
Gross increase in contingently returnable consideration asset relating to fair value adjustment	$—	$3,676
Issuance of common stock under employee stock plans	$6,943	$3,028
Purchase consideration	$—	$2,276,235
Contingently returnable consideration	$—	$29,376
Contingent consideration related to acquisition, included in accrued other	$660	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under United States generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The year-end consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
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
During the second quarter of fiscal year 2017, as part of its continued integration of the Communication Business, the Company realigned its organizational structure. As a result, the Company accounts for its operations under one operating segment. For additional information, see Note 17 of the Company's Notes to Consolidated Financial Statements.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016.
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the new guidance and does not believe ASU 2016-18 will have a material impact on its consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-16 on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-15 on its consolidated statement of cash flows.
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
At December 31, 2016, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance. At March 31, 2016, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2016, one direct customer accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the three and nine months ended December 31, 2015, one direct customer accounted for more than 10% of the Company's total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has a receivable from related parties that represents a concentration of credit risk of $4.0 million and $44.2 million at December 31, 2016 and March 31, 2016, respectively. See Note 19 of the Company's Notes to Consolidated Financial Statements for further information regarding the details of these balances.
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

NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of product revenue	$255	$196	$716	$465
Cost of service revenue	1,015	721	3,058	1,848
Research and development	3,456	2,579	9,961	6,641
Sales and marketing	3,367	2,718	9,704	6,361
General and administrative	2,368	2,072	6,832	5,069
	$10,461	$8,286	$30,271	$20,384
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2016, employees purchased 234,745 shares under the ESPP and the value per share was $29.58.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2016 and March 31, 2016.
Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2016, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$89,067	$(33)	$89,034
Commercial paper	21,153	—	21,153
Corporate bonds	4,685	(2)	4,683
Total short-term marketable securities	114,905	(35)	114,870
U.S. government and municipal obligations	17,243	(37)	17,206
Total long-term marketable securities	17,243	(37)	17,206
Total marketable securities	$132,148	$(72)	$132,076

The following is a summary of marketable securities held by NetScout at March 31, 2016, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$109,963	$4	$109,967
Commercial paper	16,172	—	16,172
Corporate bonds	1,864	—	1,864
Total short-term marketable securities	127,999	4	128,003
U.S. government and municipal obligations	13,349	12	13,361
Total long-term marketable securities	13,349	12	13,361
Total marketable securities	$141,348	$16	$141,364
Contractual maturities of the Company’s marketable securities held at December 31, 2016 and March 31, 2016 were as follows (in thousands):

	December 31, 2016	March 31, 2016
Available-for-sale securities:
Due in 1 year or less	$114,870	$128,003
Due after 1 year through 5 years	17,206	13,361
	$132,076	$141,364
NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2016 and March 31, 2016 (in thousands):

	Fair Value Measurements at
	December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$244,833	$—	$—	$244,833
U.S. government and municipal obligations	35,384	70,856	—	106,240
Commercial paper	—	21,153	—	21,153
Corporate bonds	4,683	—	—	4,683
Derivative financial instruments	—	9	—	9
	$284,900	$92,018	$—	$376,918
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,410)	$(5,410)
Derivative financial instruments	—	(391)	—	(391)
	$—	$(391)	$(5,410)	$(5,801)

	Fair Value Measurements at
	March 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$210,711	$—	$—	$210,711
U.S. government and municipal obligations	41,116	82,212	—	123,328
Commercial paper	—	16,172	—	16,172
Corporate bonds	1,864	—	—	1,864
Derivative financial instruments	—	191	—	191
Contingently returnable consideration	—	—	16,131	16,131
	$253,691	$98,575	$16,131	$368,397
LIABILITIES:
Contingent purchase consideration	$—	$—	$(7,293)	$(7,293)
Derivative financial instruments	—	(158)	—	(158)
	$—	$(158)	$(7,293)	$(7,451)
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
The Company’s Level 2 investments are classified as such because fair value is calculated using market observable data for similar but not identical instruments, or a discounted cash flow model using the contractual interest rate as compared to the underlying interest yield curve. The Company's derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor. The Company classifies municipal obligations as level 2 because the fair values are determined using quoted prices from markets the Company considers to be inactive. Commercial paper is classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value.
The Company's Level 3 asset and liabilities consist of contingently returnable consideration and contingent purchase consideration, respectively. The Company's contingently returnable consideration at March 31, 2016 represents a contingent right of return from Danaher to reimburse NetScout for cash awards to be paid by NetScout to employees of the Communications Business transferred to Newco (as defined below) for post-combination services on various dates through August 4, 2016 as part of the Comms Transaction. The contingently returnable consideration is classified as Level 3 because the fair value of the asset was determined using assumptions developed by management in determining the estimated cash awards paid on August 4, 2016 after applying an assumed forfeiture rate. There was no contingently returnable consideration or contingent purchase consideration related to the Comms Transaction at December 31, 2016 as Danaher reimbursed NetScout for these cash awards during fiscal year 2017.
The Company's contingent purchase consideration at December 31, 2016 includes $660 thousand related to the acquisition of certain assets and liabilities of Avvasi Inc. (Avvasi) in the second quarter of fiscal year 2017. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet as of December 31, 2016.
The fair value of contingent purchase consideration related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the former seller is $4.8 million at December 31, 2016. The contingent purchase consideration is included as contingent liabilities in the Company's consolidated balance sheet at December 31, 2016 and March 31, 2016.

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended December 31, 2016 (in thousands):

	Contingent Purchase Consideration	Contingently Returnable Consideration
Balance at March 31, 2016	$(7,293)	$16,131
Additions to Level 3	(660)	—
Increase in fair value and accretion expense (included within research and development expense)	(114)	—
Decrease in fair value	—	(610)
Gross presentation of contingently returnable consideration to contingent purchase consideration	(3,910)	3,910
Payment received	—	(19,431)
Payments made	6,567	—
Balance at December 31, 2016	$(5,410)	$—
Deal-related compensation expense and accretion charges related to the contingent consideration for the nine months ended December 31, 2016 was $114 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2016	March 31, 2016
Raw materials	$24,629	$18,617
Work in process	1,628	651
Finished goods	27,894	38,761
	$54,151	$58,029

NOTE 7 - ACQUISITIONS
Avvasi
On August 19, 2016, the Company acquired certain assets and liabilities of Avvasi for $4.6 million. Avvasi’s technology allows service providers to measure, improve and monetize video in their networks. This acquisition builds on the Company's ongoing investment to enhance its service assurance capabilities for video traffic over 4G/LTE networks.
The Company completed the purchase accounting related to the Avvasi acquisition in the second quarter of fiscal year 2017.

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
During the six months ended September 30, 2016, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed on July 14, 2015 as a result of new information obtained about the facts and circumstances that existed as of the Closing Date. The table below, which summarizes the allocation of the purchase price for the entities acquired on July 14, 2015, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in a decrease in prepaid expenses and other current assets of $0.2 million, an increase in deferred income taxes of $0.7 million, an increase in deferred tax liabilities of $3.3 million and an overall increase in goodwill of $2.8 million. This change to the provisional amounts of fair value of the assets and liabilities assumed had no impact on the Statement of Operations for the year ended March 31, 2016 or the quarters ended June 30, 2016 and September 30, 2016. The Company completed the purchase accounting related to the Comms Transaction during the second quarter of fiscal year 2017.
In connection with the Comms Transaction, under the Employee Matters Agreement dated July 14, 2015 by and among the Company, Danaher and Newco, Danaher funded certain contracts under which employees provided post-combination services to the Company.

1)
For any outstanding Danaher restricted stock units or stock options held by employees of the Communications Business transferred to Newco (Newco Employees) that vested from July 14, 2015 through August 4, 2015, the awards continued to vest in Danaher shares. These awards met the definition of a derivative under ASC 815 and as such, the Company determined the fair value of these awards on July 14, 2015 and recorded them separately from the business combination as prepaid compensation. The derivative was amortized into compensation expense through August 4, 2015, the post-combination requisite settlement date. The total amount of compensation expense for post-combination services recorded for the three and nine months ended December 31, 2015 was $0.0 and $6.5 million, respectively.

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee’s cancelled Danaher equity award and up to an aggregate of $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award was paid on August 4, 2016, to those employees that continued their employment with NetScout through the applicable vesting date of August 4, 2016. Danaher reimbursed NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability was accounted for separately from the business combination as the cash retention award was automatically forfeited upon termination of employment. NetScout recorded the cash retention award liability over the period it was earned as compensation expense for post-combination services. The reimbursement by Danaher to NetScout of the cash retention award payment was accounted for separately from the business combination on the date of the acquisition. For the three and nine months ended December 31, 2016, $0.0 and $4.3 million, respectively, was recorded as compensation expense for post-combination services. For the three and nine months ended December 31,

2015, $2.8 million and $5.4 million, respectively, was recorded as compensation expense for post-combination services.

3)
Newco Employees that were entitled to receive an incentive bonus under the Danaher annual bonus plan and who continued to be employed by NetScout through December 31, 2015 received a cash incentive bonus payment. The cash incentive bonus liability was accounted for separately from the business combination as the cash incentive bonus is automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award, which was reimbursed by Danaher to NetScout, was accounted for separately from the business combination on the date of the acquisition. For the three and nine months ended December 31, 2015, $5.2 million and $9.3 million, respectively, was recorded as compensation for post-combination services.

4)
Certain Newco Employees received cash retention payments that were subject to the employee’s continued employment with NetScout through October 16, 2015, ninety (90) days after the close of the acquisition. The cash retention payment liability was accounted for separately from the business combination as the cash retention payment was automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award, which was reimbursed by Danaher to NetScout, was accounted for separately from the business combination on the date of the acquisition. For the three and nine months ended December 31, 2015, $1.1 million and $7.8 million, respectively, was recorded as compensation for post-combination services.

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

(2)
Represents the value of certain outstanding Danaher equity awards held by Newco Employees for which continuing employees received, or will receive value after the Closing Date. A portion of this amount relates to awards that continued to vest in Danaher shares after the Closing Date. These future compensation amounts were settled in shares other than shares of the acquired business. The balance of this amount also represents future compensation expense and relates to cash awards which were paid by NetScout to acquired Newco employees on August 4, 2016. The cash payments by NetScout were reimbursed by Danaher. These items are further described in the Employee Matters Agreement dated July 14, 2015 by and among NetScout Systems, Inc., Danaher Corporation and Potomac Holding LLC and have been accounted for separately from the Comms Transaction.

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
The Company incurred approximately $0 and $23.7 million of acquisition-related costs related to the Comms Transaction during the nine months ended December 31, 2016 and 2015, respectively.
During the nine months ended December 31, 2016, the Company has recorded $523.3 million of revenue and a net loss of $9.4 million directly attributable to the entities acquired as part of the Comms Transaction within its consolidated financial statements.
The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and the Communications Business of Danaher for the three and nine months ended December 31, 2015, giving effect to the Comms Transaction as if they occurred on April 1, 2014 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2015
Pro forma revenue	$307,679	$845,739
Pro forma net loss	$(24,507)	$(55,190)
Pro forma net loss per share:
Basic	$(0.25)	$(0.55)
Diluted	$(0.25)	$(0.55)
Pro forma shares outstanding
Basic	98,797	100,762
Diluted	98,797	100,762

The pro forma results for the three and nine months ended December 31, 2015 primarily include adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.
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
As a result of the reduction in reporting units, the Company completed a quantitative impairment analysis for goodwill as of July 1, 2016. To conduct the impairment test, the Company performed a quantitative step 1 analysis, on a before and after basis, and concluded the estimated fair values of each of the Company’s current and former reporting units exceeded their respective carrying values both immediately prior to and subsequent to the change.
The Company determined the fair values of its reporting units by preparing a discounted cash flow analysis using forward looking projections of the reporting units’ future operating results and by comparing the value of the reporting units to the implied market value of selected peers. The significant assumptions used in the discounted cash flow analysis include: revenue and revenue growth, selling margins, other operating expenditures, the discounted rate used to present value future cash flows and terminal growth rates. The discount rate used is a cost of equity method, which is essentially equal to the “market participant” weighted-average cost of capital (WACC). The Service Assurance reporting unit's goodwill fair value substantially exceeded its carrying value. The Security reporting unit's goodwill fair value did not substantially exceed its carrying value. The Company performed a sensitivity analysis on the significant assumptions used to determine the fair value of the Security reporting unit and has determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: decrease projected revenue growth by 2%, decrease selling margin by 4%, decrease the operating margin by 5% or increase the WACC by 200 basis points.
At December 31, 2016, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $548.1 million, respectively. At March 31, 2016, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $547.4 million, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
The change in the carrying amount of goodwill for the nine months ended December 31, 2016 is due to the acquisition of Avvasi, purchase accounting adjustments, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the nine months ended December 31, 2016 are as follows (in thousands):

Balance at March 31, 2016	$1,709,369
Goodwill attributable to the Avvasi acquisition	1,950
Purchase accounting adjustments	2,817
Foreign currency translation impact and other adjustments	6,775
Balance at December 31, 2016	$1,720,911
Intangible Assets
The net carrying amounts of intangible assets were $959.0 million and $1.1 billion at December 31, 2016 and March 31, 2016, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at December 31, 2016 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$253,105	$(99,665)	$153,440
Customer relationships	828,592	(89,384)	739,208
Distributor relationships	7,237	(2,366)	4,871
Definite-lived trademark and trade name	43,681	(10,394)	33,287
Core technology	7,052	(5,785)	1,267
Net beneficial leases	336	(336)	—
Non-compete agreements	269	(269)	—
Leasehold interest	2,600	(852)	1,748
Backlog	18,045	(15,205)	2,840
Capitalized software	2,971	(368)	2,603
Technical licenses	1,000	(167)	833
Other	1,206	(861)	345
	$1,166,094	$(225,652)	$940,442
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
Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2016 and 2015, respectively.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Amortization of intangible assets included as:
Product revenue	$2,850	$2,357	$8,596	$4,385
Cost of product revenue	11,773	14,765	33,202	30,330
Operating expense	17,548	11,291	52,811	22,027
	$32,171	$28,413	$94,609	$56,742

The following is the expected future amortization expense at December 31, 2016 for the fiscal years ending March 31 (in thousands):

2017 (remaining three months)	$31,597
2018	111,239
2019	105,790
2020	97,535
2021	85,111
Thereafter	509,170
$940,442
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2016 and March 31, 2016 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2016	March 31, 2016	December 31, 2016	March 31, 2016	December 31, 2016	March 31, 2016
Derivatives Designated as Hedging Instruments:
Forward contracts	$8,621	$17,490	$9	$191	$391	$158

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Loss Recognized in OCI on Derivative (a)		Gain Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2016	December 31, 2015	Location	December 31, 2016	December 31, 2015	Location	December 31, 2016	December 31, 2015
Forward contracts	$(488)	$(288)	Research and development	$12	$46	Research and development	$39	$39
			Sales and marketing	181	113	Sales and marketing	(21)	—
	$(488)	$(288)		$193	$159		$18	$39

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the nine months ended December 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2016	December 31, 2015	Location	December 31, 2016	December 31, 2015	Location	December 31, 2016	December 31, 2015
Forward contracts	$(626)	$(806)	Research and development	$(6)	$132	Research and development	$70	$102
			Sales and marketing	210	1,817	Sales and marketing	(113)	(21)
	$(626)	$(806)		$204	$1,949		$(43)	$81

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use the new credit facility for working capital purposes or repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At December 31, 2016, $300 million was outstanding under this credit facility.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2016 until the Company has delivered financial statements for the quarter ended December 31, 2016, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2016 until the Company has delivered financial statements for the quarter ended December 31, 2016, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At December 31, 2016, the Company was in compliance with all of these covenants.
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
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.7 million as of December 31, 2016. A balance of $1.3 million is included as prepaid expenses and other current assets and a balance of $3.4 million is included as other assets in Company’s consolidated balance sheet.
NOTE 11 – RESTRUCTURING CHARGES
During the fiscal year ended March 31, 2016, the Company recorded a restructuring charge of $500 thousand related to one-time termination benefits to be paid to one employee, which was the completion of a plan that was required as a closing condition for the Comms Transaction.
During the quarter ended June 30, 2016, the Company restructured certain departments to better align functions subsequent to the Comms Transaction. As a result of the restructuring program, the Company recorded $2.0 million of restructuring charges related to one-time termination benefits to be paid to nineteen employees which was recorded in the nine months ended December 31, 2016.

The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q3 FY2016 Plan	Q1 FY2017 Plan
	Employee-Related	Employee-Related	Total
Balance at March 31, 2016	$272	$—	$272
Restructuring charges to operations	—	2,034	2,034
Cash payments	(272)	(1,524)	(1,796)
Other adjustments	—	(305)	(305)
Balance at December 31, 2016	$—	$205	$205
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheet. The balance is expected to be paid in full in the next twelve months.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At December 31, 2016, the present value of the future consideration was $4.8 million.
In addition, the Company has a contingent liability for $660 thousand related to the acquisition of Avvasi in August 2016 for which an escrow account was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the asset purchase agreement. Generally, indemnification claims that Avvasi would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Avvasi's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $660 thousand will be paid to the seller on August 21, 2017.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$103	$49	$268	$98
Interest cost	199	75	520	150
Amortization of net loss	—	80	—	160
Net periodic pension cost	$302	$204	$788	$408

Expected Contributions
During the nine months ended December 31, 2016, the Company made contributions of $169 thousand to its defined benefit pension plans. During the fiscal year ending March 31, 2017, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for company funding based on a percentage of compensation. Expense for all defined contribution plans amounted to $1.9 million and $7.2 million for the three and nine months ended December 31, 2016, respectively and $2.3 million and $5.1 million for the three and nine months ended December 31, 2015, respectively.
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
NOTE 15 – TREASURY STOCK
On April 22, 2014, the Company's board of directors approved a stock repurchase program. This program authorized management to make repurchases of NetScout outstanding common stock of up to $100 million. The Company repurchased 67,752 shares for $2.8 million under this program during the nine months ended December 31, 2015. Through July 14, 2015, the Company had repurchased 824,452 shares totaling $34.3 million in the open market under this stock repurchase plan. At March 31, 2016, there were no shares of common stock that remained available to be purchased under this plan due to the approval of a new share repurchase program approved on May 19, 2015.
On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Comms Transaction. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction and replaced the Company's previously existing open market stock repurchase program described above. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. Through December 31, 2016, the Company has repurchased 13,205,532 shares totaling $379.3 million in the open market under this stock repurchase plan. At December 31, 2016, 6,794,468 shares of common stock remained available to be purchased under the plan. The Company repurchased 3,127,396 shares for $79.3 million under the program during the nine months ended December 31, 2016.
In connection with the delivery of common shares upon vesting of restricted stock units, the Company withheld 298,908 shares at a cost of $8.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2016. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 16 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$21,245	$(24,507)	$10,981	$(24,753)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	91,762	98,797	92,337	77,126
Dilutive common equivalent shares:
Weighted average restricted stock units	640	—	660	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	92,402	98,797	92,997	77,126
Net income (loss) per share:
Basic net income (loss) per share	$0.23	$(0.25)	$0.12	$(0.32)
Diluted net income (loss) per share	$0.23	$(0.25)	$0.12	$(0.32)
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Restricted stock units	1,207	358	1,718	503
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
NOTE 17 – INCOME TAXES
The Company's effective income tax rates were 30.6% and 3,670.3% for the three months ended December 31, 2016 and 2015, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2016 is lower than the effective rate for the three months ended December 31, 2015, primarily related to a decrease in profit before taxes and the associated volatility related to the low profit before tax coupled with significant timing differences due to transaction related expenses recorded in the three months ended December 31, 2015 and a change in the jurisdictional mix of earnings.
The Company's effective income tax rates were 28.4% and 1.0% for the nine months ended December 31, 2016 and 2015, respectively. The effective tax rate for the nine months ended December 31, 2016 is higher than the effective rate for the nine months ended December 31, 2015, primarily due to a change in the jurisdictional mix of earnings and losses for the nine months ended December 31, 2015 due to acquisition related costs.

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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
United States	$181,934	$206,899	$537,404	$480,341
Europe	57,345	50,765	139,874	99,003
Asia	27,578	21,625	76,747	39,337
Rest of the world	35,335	28,390	89,167	50,851
	$302,192	$307,679	$843,192	$669,532
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
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties. The following table summarizes those balances (in thousands):

	December 31, 2016	March 31, 2016
Danaher	$759	$44,161
Fortive	3,202	—
	$3,961	$44,161
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	December 31, 2016	March 31, 2016
Danaher	$2,242	$5,893
Fortive	488	—
	$2,730	$5,893

As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Danaher:
Cost of product revenue	$—	$8,736	$4,690	$16,464
Cost of service revenue	27	2,225	485	4,717
Research and development expenses	43	4,197	1,720	15,011
Sales and marketing	(49)	3,650	2,273	12,728
General and administrative expenses	46	6,383	2,548	13,446
Other expense, net	—	—	—	383
	$67	$25,191	$11,716	$62,749
Fortive:
Cost of product revenue	$45	$—	$2,418	$—
Cost of service revenue	95	—	109	—
Research and development expenses	—	—	(104)	—
Sales and marketing	—	—	150	—
General and administrative expenses	261	—	1,302	—
	$401	$—	$3,875	$—
As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows (in thousands):

	Nine Months Ended
	December 31, 2016	December 31, 2015
Due from related party:
Danaher	$16,955	$(5,777)
Fortive	7,724	—
Total	$24,679	$(5,777)

Due to related party:
Danaher	$(712)	$(4,329)
Fortive	206	—
Total	$(506)	$(4,329)
The Company recognized $143 thousand and $102 thousand in revenue from Danaher during the nine months ended December 31, 2016 and 2015, respectively, in the ordinary course of business.
A member of the Company’s Board of Directors served as a member of the board of directors for EMC Corporation (EMC) during the three and nine months ended December 31, 2016, and therefore, the Company considers sales to EMC to be a related party transaction. During the quarter ended September 30, 2016, EMC was acquired by Dell Technologies and EMC's board members resigned. The Company will continue to report the wind down of preexisting transactions as related party transactions through the Company's fiscal year 2017. The Company recognized $152 thousand and $409 thousand in revenue from EMC during the nine months ended December 31, 2016 and 2015 in the ordinary course of business.
A member of the Company’s Board of Directors also serves as a consultant for The MITRE Corporation (MITRE) and therefore, the Company considers sales to MITRE to be a related party transaction. The Company generated $24 thousand and $107 thousand in revenue from MITRE during the nine months ended December 31, 2016 and 2015, respectively, in the ordinary course of business.
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
During the second quarter of fiscal year 2017, as part of our continued integration efforts of the Comms Transaction, we reorganized our business units. As a result, we account for our operations under one reportable segment.
On September 20, 2016, NetScout's stockholders approved an amendment to the Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 150,000,000 to 300,000,000 shares. The increase in authorized shares of common stock has been reflected in our financial statements.

Results Overview
We continued to navigate through challenging market conditions, which have primarily impacted the timing and magnitude of orders with service provider customers. Despite the difficult selling environment, our business has maintained strong gross profit margins and income from operations due to the combination of prudent investment and decreased costs related to the Comms Transaction when compared to the three months ended December 31, 2015.
We continue to maintain strong liquidity. At December 31, 2016, we had cash, cash equivalents and marketable securities (current and non-current) totaled $376.9 million, a $24.8 million increase from $352.1 million at March 31, 2016 due primarily to cash flow from operations of $131.9 million. This increase was offset by $79.3 million used to repurchase shares of our common stock under our repurchase program, $21.7 million used for capital expenditures and $4.6 million used in the Avvasi acquisition during the nine months ended December 31, 2016.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP EBIDTA from operations margin, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, as well as revenue impacted by the amortization of acquired intangible assets. Non-GAAP gross profit includes the foregoing adjustments and also removes expenses related to the amortization of acquired intangible assets, stock-based compensation, certain expenses relating to acquisitions including inventory fair value adjustments, depreciation costs, compensation for post-combination services and business development and integration costs. Non-GAAP income from operations includes the foregoing adjustments and also removes restructuring charges. Non-GAAP operating margin is calculated based on the non-GAAP financial metrics discussed above. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments and also removes expenses related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expense, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, gross profit, operating profit, net income (loss) and diluted net income (loss) per share), and may have limitations in that they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP.
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

The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2016 and 2015 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
GAAP revenue	$302,192	$307,679	$843,192	$669,532
Product deferred revenue fair value adjustment	1,514	4,959	5,989	8,066
Service deferred revenue fair value adjustment	4,797	18,371	14,798	33,316
Delayed transfer entity adjustment	—	—	—	633
Amortization of acquired intangible assets	2,851	2,357	8,597	4,385
Non-GAAP revenue	$311,354	$333,366	$872,576	$715,932

GAAP gross profit	$220,514	$201,564	$589,970	$441,934
Product deferred revenue fair value adjustment	1,514	4,959	5,989	8,066
Service deferred revenue fair value adjustment	4,797	18,371	14,798	33,316
Inventory fair value adjustment	—	9,485	—	22,258
Delayed transfer entity adjustment	—	—	—	535
Share-based compensation expense	1,270	917	3,774	2,313
Amortization of acquired intangible assets	13,816	17,122	40,315	34,715
Business development and integration expense	91	675	181	900
Compensation for post-combination services	27	1,593	552	3,672
Acquisition related depreciation expense	43	103	196	190
Non-GAAP gross profit	$242,072	$254,789	$655,775	$547,899

GAAP income (loss) from operations	$33,362	$2,253	$23,413	$(20,628)
Product deferred revenue fair value adjustment	1,514	4,959	5,989	8,066
Service deferred revenue fair value adjustment	4,797	18,371	14,798	33,316
Inventory fair value adjustment	—	9,485	—	22,258
Delayed transfer entity adjustment	—	—	—	383
Share-based compensation expense	10,461	8,286	30,271	20,384
Amortization of acquired intangible assets	31,331	28,371	92,961	56,616
Business development and integration expense	2,252	5,763	8,898	23,669
Compensation for post-combination services	256	8,887	4,838	30,569
Restructuring charges	(199)	572	1,730	468
Acquisition related depreciation expense	556	1,356	2,581	2,533
Non-GAAP income from operations	$84,330	$88,303	$185,479	$177,634

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
GAAP net income (loss)	$21,245	$(24,507)	$10,981	$(24,753)
Product deferred revenue fair value adjustment	1,514	4,959	5,989	8,066
Service deferred revenue fair value adjustment	4,797	18,371	14,798	33,316
Inventory fair value adjustment	—	9,485	—	22,258
Share-based compensation expense	10,461	8,286	30,271	20,384
Amortization of acquired intangible assets	31,331	28,371	92,961	56,616
Business development and integration expense	2,252	5,763	8,898	23,669
Compensation for post-combination services	256	8,887	4,838	30,569
Restructuring charges	(199)	572	1,730	468
Loss on extinguishment of debt	—	—	—	55
Acquisition-related depreciation expense	556	1,356	2,581	2,533
Income tax adjustments	(17,006)	(4,299)	(55,078)	(58,719)
Non-GAAP net income	$55,207	$57,244	$117,969	$114,462

GAAP diluted net income (loss) per share	$0.23	$(0.25)	$0.12	$(0.32)
Per share impact of non-GAAP adjustments identified above	0.37	0.83	1.15	1.79
Non-GAAP diluted net income per share	$0.60	$0.58	$1.27	$1.47

GAAP income (loss) from operations	$33,362	$2,253	$23,413	$(20,628)
Previous adjustments to determine non-GAAP income from operations	50,968	86,050	$162,066	198,262
Non-GAAP income from operations	84,330	88,303	185,479	177,634
Depreciation excluding acquisition related	8,421	6,659	25,347	16,261
Non-GAAP EBITDA from operations	$92,751	$94,962	$210,826	$193,895

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
Three Months Ended December 31, 2016 and 2015
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended December 31, 2016 and 2015, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$192,010	64%	$209,124	68%	$(17,114)	(8)%
Service	110,182	36	98,555	32	11,627	12%
Total revenue	$302,192	100%	$307,679	100%	$(5,487)	(2)%
Product. The 8%, or $17.1 million, decrease in product revenue compared to the same period last year was primarily due to decreased revenue from both the service provider and enterprise sectors. In the service provider and enterprise sectors, lower revenue from service assurance products more than offset growth in cybersecurity products. The overall revenue decrease was partially offset by a $3.4 million decrease in the product deferred revenue fair value purchase accounting adjustment resulting from the Comms Transaction.
Going forward, we expect that the revenue mix in future quarters will likely be oriented toward service provider customers, consistent with recent quarterly trends. However, the timing and magnitude of certain projects will impact the quarterly revenue mix in any given quarter.
Service. The 12%, or $11.6 million, increase in service revenue compared to the same period last year was primarily due to a $13.6 million decrease in the service deferred revenue fair value adjustment, partially offset by decreased revenue from the service provider sector. We expect service revenue growth will continue to reflect our ability to drive product revenue growth which increases our installed base and therefore our related maintenance contracts as well as limit price erosion on larger maintenance and support agreements when they are renewed.
Total revenue by geography is as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
United States	$181,934	60%	$206,899	67%	$(24,965)	(12)%
International:
Europe	57,345	19	50,765	17	6,580	13%
Asia	27,578	9	21,625	7	5,953	28%
Rest of the world	35,335	12	28,390	9	6,945	24%
Subtotal international	120,258	40	100,780	33	19,478	19%
Total revenue	$302,192	100%	$307,679	100%	$(5,487)	(2)%
United States revenues decreased 12%, or $25.0 million, compared to the same period last year due to a decrease in both the enterprise and service provider sectors. The 19%, or $19.5 million, increase in international revenue compared to the same period last year is primarily due to an increase in the service provider sector in all regions. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations, we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired developed technology, core technology and distributor relationships. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$55,296	18%	$77,147	25%	$(21,851)	(28)%
Service	26,382	9	28,968	9	(2,586)	(9)%
Total cost of revenue	$81,678	27%	$106,115	34%	$(24,437)	(23)%
Gross profit:
Product $	$136,714	45%	$131,977	43%	$4,737	4%
Product gross profit %	71%		63%
Service $	$83,800	28%	$69,587	23%	$14,213	20%
Service gross profit %	76%		71%
Total gross profit $	$220,514		$201,564		$18,950	9%
Total gross profit %	73%		66%
Product. The 28%, or $21.9 million, decrease in cost of product revenue was primarily due to a $13.7 million decrease from the purchase accounting fair value amortization adjustments related to the Comms Transaction, an $8.0 million decrease in direct material costs due to the combination of shifts in product mix and the decrease in revenue, and a $1.8 million decrease in expenses related to the transitional service agreement with Fluke Networks. These decreases were partially offset by an $874 thousand increase in compensation-related costs when compared to the three months ended December 31, 2015. The product gross profit percentage increased by eight percentage points to 71% during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The 4%, or $4.7 million, increase in product gross profit corresponds with the 28%, or $21.9 million decrease in cost of product revenue offset by the 8%, or $17.1 million, decrease in product revenue. Average headcount in manufacturing was at 92 for the three months ended December 31, 2016 and 2015.
Service. The 9%, or $2.6 million decrease, in cost of service revenue during the three months ended December 31, 2016 when compared to the three months ended December 31, 2015 was primarily due to a $1.4 million decrease in compensation from post combination services and a $1.2 million decrease in compensation-related expenses when compared to the three months ended December 31, 2015. The service gross profit percentage increased by five percentage points to 76% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The 20%, or $14.2 million, increase in service gross profit corresponds with the 12%, or $11.6 million, increase in service revenue, and the 9%, or $2.6 million, decrease in cost of service. Average service headcount was 617 and 598 for the three months ended December 31, 2016 and 2015, respectively.
Gross profit. Our gross profit increased 9%, or $19.0 million during the three months ended December 31, 2016 when compared to the three months ended December 31, 2015. This increase is attributable to the decrease in cost of revenue of 23%, or $24.4 million, offset by the 2%, or $5.5 million, decrease in revenue. The gross profit percentage increased seven percentage points to 73% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, which reflects the mix of products and service in the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Research and development	$58,084	19%	$65,131	21%	$(7,047)	(11)%
Sales and marketing	83,212	28	91,386	30	(8,174)	(9)%
General and administrative	28,540	9	30,973	10	(2,433)	(8)%
Amortization of acquired intangible assets	17,515	6	11,249	4	6,266	56%
Restructuring charges	(199)	—	572	—	(771)	(135)%
Total operating expenses	$187,152	62%	$199,311	65%	$(12,159)	(6)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 11%, or $7.0 million, decrease in research and development expenses was due to a $3.9 million decrease in compensation for post-combination services and a $2.1 million decrease in compensation-related expenses compared to the three months ended December 31, 2015. Average headcount in research and development was 1,208 and 1,216 for the three months ended December 31, 2016 and 2015, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 9%, or $8.2 million, decrease in total sales and marketing expenses was primarily due to a $3.1 million decrease in commission expense, a $2.7 million decrease in compensation-related expenses, a $1.6 million decrease in expenses related to the transitional service agreement with Fluke Networks and a $629 thousand decrease in compensation for post combination services when compared to the three months ended December 31, 2015. Average headcount in sales and marketing was 941 for the three months ended December 31, 2016 and 2015.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 8%, or $2.4 million, decrease in general and administrative expenses was primarily due to a $2.7 million decrease in business development expense, a $1.5 million decrease in compensation for post combination services, a $1.2 million decrease in expenses related to the transitional service agreement with Fluke Networks, a $633 thousand decrease in consulting fees and a $630 thousand decrease in accounting related expenses. These decreases were partially offset by a $2.8 million increase in bad debt expense and a $1.1 million increase in legal fees when compared to the three months ended December 31, 2015. Average headcount in general and administrative was 282 and 263 for the three months ended December 31, 2016 and 2015, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction, ONPATH Technologies, Inc. (ONPATH), Simena, Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics), Network General and Avvasi.
The 56%, or $6.3 million, increase in amortization of acquired intangible assets was due to a $7.0 million increase in amortization associated with the Comms Transaction, offset by a $671 thousand decrease in the amortization related to the legacy NetScout business.
Restructuring. During the three months ended December 31, 2016, we recorded a $199 thousand decrease in restructuring charges related to the fiscal year 2017 first quarter restructuring plan. During the three months ended December 31, 2015, we recorded a restructuring charge of $572 thousand related to one-time termination benefits to be paid to one employee, which was the completion of a plan that was required as a closing condition for the Comms Transaction.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,748)	(1)%	$(2,903)	(1)%	$155	5%
Income Tax Expense. Our effective income tax rates were 30.6% and 3,670.3% for the three months ended December 31, 2016 and 2015, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2016 is lower than the effective rate for the three months ended December 31, 2015, primarily related to a decrease in profit before taxes and the associated volatility related to the low profit before tax coupled with significant timing differences due to transaction related expenses recorded in the three months ended December 31, 2015 and a change in the jurisdictional mix of earnings.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Income tax expense	$9,369	3%	$23,857	8%	$(14,488)	(61)%
Nine Months Ended December 31, 2016 and 2015
Revenue
During the nine months ended December 31, 2016 and 2015, one direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$525,472	62%	$437,616	65%	$87,856	20%
Service	317,720	38%	231,916	35%	85,804	37%
Total revenue	$843,192	100%	$669,532	100%	$173,660	26%
Product. The 20%, or $87.9 million, increase in product revenue compared to the same period last year was primarily due to a $103.0 million increase in revenue from entities acquired in the Comms Transaction. The nine months ended December 31, 2015 only included five and a half months of increased expenses since the Comms Transaction occurred on July 14, 1015. In addition, there was a $4.4 million increase from the general enterprise sector in the legacy NetScout business. These increases were partially offset by a $19.2 million decrease in revenue from the service provider sector in the legacy NetScout business.
Service. The 37%, or $85.8 million, increase in service revenue compared to the same period last year was primarily due to an $88.9 million increase in revenue from entities acquired in the Comms Transaction. The nine months ended December 31, 2015 only included five and a half months of increased expenses since the Comms Transaction occurred on July 14, 1015. This was partially offset by a $3.0 million decrease in maintenance revenue in the legacy NetScout business.

Total revenue by geography is as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
United States	$537,404	64%	$480,341	72%	$57,063	12%
International:
Europe	139,874	17	99,003	15	40,871	41%
Asia	76,747	9	39,337	6	37,410	95%
Rest of the world	89,167	10	50,851	7	38,316	75%
Subtotal international	305,788	36	189,191	28	116,597	62%
Total revenue	$843,192	100%	$669,532	100%	$173,660	26%
United States revenues increased 12%, or $57.1 million, primarily due to an $81.0 million increase from entities acquired as part of the Comms Transaction. The nine months ended December 31, 2015 only included five and a half months of increased expenses since the Comms Transaction occurred on July 14, 1015. These increases were partially offset by a $23.9 million decrease within the legacy NetScout business largely due to the service provider sector. The 62%, or $116.6 million, increase in international revenue is primarily due to a $110.8 million increase from entities acquired as part of the Comms Transaction due to the full nine months of revenue as compared to five and half months in the prior period, as well as an increase across the legacy NetScout general enterprise sector.
Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$171,770	20%	$165,066	25%	$6,704	4%
Service	81,452	10	62,532	9	18,920	30%
Total cost of revenue	$253,222	30%	$227,598	34%	$25,624	11%
Gross profit:
Product $	$353,702	42%	$272,550	41%	$81,152	30%
Product gross profit %	67%		62%
Service $	$236,268	28%	$169,384	25%	$66,884	39%
Service gross profit %	74%		73%
Total gross profit $	$589,970		$441,934		$148,036	33%
Total gross profit %	70%		66%
Product. The 4%, or $6.7 million, increase in cost of product revenue compared to the same period last year was due to a $8.1 million increase in the incremental costs related to the Comms Transaction. The nine months ended December 31, 2015 only included five and a half months of increased expenses because the Comms Transaction occurred on July 14, 2015. In addition, there was a $5.4 million increase from the purchase accounting fair value amortization adjustments related to the Comms Transaction when compared to the nine months ended December 31, 2015. These were offset by a $4.2 million decrease in direct material costs and a $2.5 million decrease in amortization of legacy NetScout intangibles primarily due to the acceleration of intangibles during the nine months ended December 31, 2015 for the legacy NetScout business. The product gross profit percentage increased by five percentage points to 67% during the nine months ended December 31, 2016 when compared to the nine months ended December 31, 2015. The 30%, or $81.2 million, increase in product gross profit corresponds with the 20%, or $87.9 million, increase in product revenue, partially offset by the 4%, or $6.7 million, increase in cost of product. Average headcount in manufacturing was 96 and 67 for the nine months ended December 31, 2016 and 2015, respectively.
Service. The 30%, or $18.9 million, increase in cost of service revenue compared to the same period last year was primarily due to a $17.9 million increase in the incremental costs related to the Comms Transaction. The nine months ended December 31, 2015 only included five and a half months of increased expenses because the Comms Transaction occurred on July 14, 2015. In addition, in the legacy NetScout business there was a $586 thousand increase in software licenses expense, a $491 thousand increase in compensation-related expenses due to an increase in headcount and allocated overhead increased $469 thousand. These were offset by a $743 thousand decrease in cost of materials used to support customers under service contracts in the legacy NetScout business. The service gross profit percentage increased by one percentage point to 74% for the nine months ended December 31, 2016 when compared to the nine months ended December 31, 2015. The 39%, or $66.9 million, increase in service gross profit corresponds with the 37%, or $85.8 million, increase in service revenue, partially offset by the 30%, or $18.9 million, increase in cost of services. Average service headcount was 618 and 424 for the nine months ended December 31, 2016 and 2015, respectively.
Gross profit. Our gross profit increased 33%, or $148.0 million compared to the same period last year. This increase is attributable to our increase in revenue of 26% or $173.7 million, partially offset by an 11%, or $25.6 million, increase in cost of revenue. The gross profit percentage increased by four percentage points to 70% for the nine months ended December 31, 2016 when compared to the nine months ended December 31, 2015.
Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Research and development	$179,681	21%	$149,085	22%	$30,596	21%
Sales and marketing	241,506	29%	208,631	32%	32,875	16%
General and administrative	90,994	11%	82,477	12%	8,517	10%
Amortization of acquired intangible assets	52,646	6%	21,901	3%	30,745	140%
Restructuring charges	1,730	0%	468	0%	1,262	270%
Total operating expenses	$566,557	67%	$462,562	69%	$103,995	22%
Research and development. The 21%, or $30.6 million, increase in research and development expenses compared to the same period last year was primarily due to a $29.7 million increase in the incremental costs related to the Comms Transaction. The nine months ended December 31, 2015 only included five and a half months of increased expenses because the Comms Transaction occurred on July 14, 2015. Average headcount in research and development was 1,210 and 876 for the nine months ended December 31, 2016 and 2015, respectively.
Sales and marketing. The 16%, or $32.9 million, increase in total sales and marketing expenses compared to the same period last year was primarily due to a $30.4 million increase in the incremental costs related to the Comms Transaction. The nine months ended December 31, 2015 only included five and a half months of increased expenses because the Comms Transaction occurred on July 14, 2015. In addition, in the legacy NetScout business there was a $2.4 million increase in expenses related to the NetScout user conference and sales kickoff event due primarily to higher attendance and related rebranding activity. Average headcount in sales and marketing was 929 and 700 for the nine months ended December 31, 2016 and 2015, respectively.
General and administrative. The 10%, or $8.5 million, increase in general and administrative expenses compared to the same period last year was primarily due a $5.5 million increase in the incremental costs related to the Comms Transaction. The nine months ended December 31, 2015 only included five and a half months of increased expenses because the Comms Transaction occurred on July 14, 2015. In addition, in the legacy NetScout business there was a $5.1 million increase in compensation-related expenses due to an increase in headcount, a $3.1 million increase in legal expenses, a $1.7 million increase in benefit expenses, a $1.3 million increase in depreciation expense, an $871 thousand increase in overhead, a $752 thousand increase in consulting and outside services fees, a $590 thousand increase in software licenses and a $259 thousand increase in internal use software. These increases were partially offset by a $12.4 million decrease in business development expenses related to the Comms Transaction in the legacy NetScout business. Average headcount in general and administrative was 283 and 198 for the nine months ended December 31, 2016 and 2015, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the acquisitions of the Communications Business, ONPATH, Simena, Replay, Psytechnics, Network General and Avvasi.
The 140%, or $30.7 million, increase in amortization of acquired intangibles assets was primarily due to an increase of $32.4 million in amortization related to the Comms Transaction as there was a full nine months of amortization as of December 31, 2016 as compared to five and a half months in the prior period. These increases were partially offset by a $1.6 million decrease in amortization of acquired intangible assets in the legacy NetScout business as a result of the acceleration of amortization of certain intangibles during the nine months ended December 31, 2015.
Restructuring. We restructured certain departments to better align functions subsequent to the Comms Transaction. As a result of the restructuring programs, we recorded $1.7 million and $468 thousand of restructuring charges related to severance costs to be paid to employees during the nine months ended December 31, 2016 and 2015, respectively.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(8,082)	(1)%	$(3,877)	(1)%	$(4,205)	(108)%
The 108%, or $4.2 million, increase in interest and other expense was due to a $2.7 million increase in interest expense due to additional amounts drawn down on the credit facility entered into on July 14, 2015 during the fourth quarter of fiscal year 2016. In addition, there was a $2.2 million increase in foreign currency exchange expense.
Income Tax Expense. Our effective income tax rates were 28.4% and 1.0% for the nine months ended December 31, 2016 and 2015, respectively. The effective tax rate for the nine months ended December 31, 2016 is higher than the effective rate for the nine months ended December 31, 2015, primarily due to a change in the jurisdictional mix of earnings and losses in the nine months ended December 31, 2015 period due to acquisition related costs.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2016		2015
		% of Revenue		% of Revenue	$	%
Income tax expense	$4,350	1%	$248	—%	$4,102	1,654%

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Commitments and Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires us to record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 12 of our Notes to Consolidated Financial Statements.
Acquisition related – We have a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At December 31, 2016, the present value of the future consideration was $4.8 million.
Our contingent purchase consideration at December 31, 2016 includes $660 thousand related to the Avvasi acquisition that occurred in August 2016. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover any damages we suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. For additional information, see Note 7 of our Notes to Consolidated Financial Statements.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2016	March 31, 2016
Cash and cash equivalents	$244,833	$210,711
Short-term marketable securities	114,870	128,003
Long-term marketable securities	17,206	13,361
Cash, cash equivalents and marketable securities	$376,909	$352,075
Cash, cash equivalents and marketable securities
At December 31, 2016, cash, cash equivalents and marketable securities (current and non-current) totaled $376.9 million, a $24.8 million increase from $352.1 million at March 31, 2016 due primarily to cash flows from operations of $131.9 million. This increase was partially offset by $79.3 million used to repurchase shares of our common stock under our repurchase program, $21.7 million of cash used for capital expenditures and $4.6 million used in the Avvasi acquisition during the nine months ended December 31, 2016.
At December 31, 2016, cash and short-term and long-term investments in the United States were $287.7 million, while cash held outside the United States was approximately $89.2 million.
Cash and cash equivalents were impacted by the following:

	Nine Months Ended December 31,
	(Dollars in Thousands)
	2016	2015
Net cash provided by operating activities	$131,926	$56,598
Net cash (used in) provided by investing activities	$(6,587)	$35,302
Net cash (used in) provided by financing activities	$(89,222)	$33,984
Net cash from operating activities
Cash provided by operating activities was $131.9 million during the nine months ended December 31, 2016, compared to $56.6 million of cash provided by operating activities during the nine months ended December 31, 2015. This $75.3 million increase was due in part to a $45.8 million increase from deferred revenue, a $43.9 million increase from prepaid expenses and other assets, a $35.7 million increase from net income, a $34.3 million net increase from amounts due to and from related parties as a result of the Comms Transaction, a $23.2 million increase from depreciation and amortization and a $9.9 million increase from share-based compensation expense. These increases were partially offset by a $45.2 million decrease from deferred income taxes, a $32.3 million decrease from accrued compensation and other expenses, a $12.1 million decrease related to an increased investment in accounts receivable and unbilled costs, an $11.2 million decrease in cash inflows from accounts payable related to the normalization of the accounts payable balances across the larger business during the nine months ended December 31, 2016, a $7.7 million decrease from inventories, a $6.6 million decrease from deal-related compensation expense and accretion charges and a $2.0 million decrease from income taxes payable in the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015. Days sales outstanding was 83 days at December 31, 2016 compared to 80 days at March 31, 2016 and 71 days at December 31, 2015.
Net cash from investing activities

	Nine Months Ended December 31,
	(Dollars in Thousands)
	2016	2015
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(135,737)	$(74,667)
Proceeds from maturity of marketable securities	144,937	88,852
Purchase of fixed assets	(21,699)	(14,007)
Purchase of intangible assets	(1,022)	(154)
Decrease (increase) in deposits	22	(25)
Acquisition of businesses, net of cash acquired	(4,606)	27,701
Contingent purchase consideration	660	—
Collection of contingently returnable consideration	12,864	8,750
Change in restricted cash	(660)	—
Capitalized software development costs	(1,346)	(1,148)
	$(6,587)	$35,302
Cash used in investing activities increased by $41.9 million to $6.6 million during the nine months ended December 31, 2016, compared to $35.3 million of cash provided by investing activities in the nine months ended December 31, 2015.
The overall decrease in cash inflow from marketable securities related to a net decrease in the proceeds from maturity of investments of $5.0 million during the nine months ended December 31, 2016 when compared to the nine months ended December 31, 2015.
During the nine months ended December 31, 2016, there was a $4.6 million cash outflow related to the assets and liabilities acquired as part of the Avvasi acquisition. During the nine months ended December 31, 2015, there was a $27.7 million cash inflow related to cash acquired as part of the Comms Transaction.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2017.
Net cash from financing activities

	Nine Months Ended December 31,
	(Dollars in Thousands)
	2016	2015
Cash (used in) provided by financing activities included the following:
Issuance of common stock under stock plans	$2	$1
Treasury stock repurchases	(88,133)	(212,426)
Proceeds from issuance of long-term debt, net of issuance costs	—	244,623
Excess tax benefit from share-based compensation awards	(1,091)	1,786
	$(89,222)	$33,984
Cash used in financing activities increased $123.2 million to $89.2 million during the nine months ended December 31, 2016, compared to $34.0 million of cash provided by financing activities during the nine months ended December 31, 2015.

We repurchased 3,127,396 and 5,264,348 shares for $79.3 million and $203.8 million under our stock repurchase program during the nine months ended December 31, 2016 and 2015, respectively.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 298,908 and 235,816 shares at a cost of $8.8 million and $8.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2016 and 2015, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
Credit Facility
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We may elect to use the new credit facility for working capital purposes or repurchase of up to 20 million shares of common stock under our common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At December 31, 2016, $300 million was outstanding under this credit facility.
At our election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended September 30, 2016 until we have delivered financial statements for the quarter ended December 31, 2016, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended September 30, 2016 until we have delivered financial statements for the quarter ended December 31, 2016, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.35% per annum if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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

The Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At December 31, 2016, we were in compliance with all of these covenants.
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
We capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.7 million as of December 31, 2016. A balance of $1.3 million is included as prepaid expenses and other current assets and a balance of $3.4 million is included as other assets in our consolidated balance sheet.
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
Recently Issued Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are evaluating the new guidance and do not believe ASU 2016-18 will have a material impact on our consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2016-16 on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of December 31, 2016, we owed $300 million on this loan with an interest rate of 2.27%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2016. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $681 thousand as of December 31, 2016.
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
As of December 31, 2016, we had foreign currency forward contracts with notional amounts totaling $8.6 million. The valuation of outstanding foreign currency forward contracts at December 31, 2016 resulted in an asset balance of $9 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $391 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2016, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2016 resulted in a liability balance of $158 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $191 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2016, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2016, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2016 - 10/31/2016	—	$—	—	6,892,473
11/1/2016 - 11/30/2016	169,705	28.97	98,005	6,794,468
12/1/2016 - 12/31/2016	23	28.06	—	6,794,468
Total	169,728	$28.97	98,005	6,794,468

(1)
We purchased an aggregate of 71,723 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 20 million share repurchase program authorized on May 19, 2015.

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

10.1	+	Summary of Non-Employee Director Compensation.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: February 2, 2017	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 2, 2017	/s/ Jean Bua
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

10.1	+	Summary of Non-Employee Director Compensation.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
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