Form 10-K
period 2017-03-31
NETSCOUT SYSTEMS INC
filed 2017-05-24
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒            Accelerated filer             ☐
Non-accelerated filer   ☐     (Do not check if a smaller reporting company)
Smaller reporting company    ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2016 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $2,597,526,506. As of May 12, 2017, there were 91,720,938 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the fiscal year 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2017

This Annual Report on Form 10-K contains forward-looking statements under Section 21E of the Exchange Act (as defined below) and other federal securities laws. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. Factors that may cause such differences include, but are not limited to, the factors discussed under the heading "Risk Factors" and in our other filings with the Securities and Exchange Commission (SEC). These factors may cause our actual results to differ materially from any forward-looking statement.

PART I

Item 1. Business
As used herein, references to “NetScout,” the “Company,” “we,” “us” and “our” are to NetScout Systems, Inc. and its consolidated subsidiaries or, as the context may require, NetScout Systems, Inc. only.
Overview
We are an industry leader for real-time operational intelligence and performance analytics that are used to address the business assurance needs of customers worldwide spanning service assurance, cybersecurity and business intelligence. Customers rely on our products to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, provide timely insight into the end user experience and protect the network from attack. Powered by our proprietary Adaptive Service Intelligence (ASI) technology, our solutions are used in many of the most demanding service provider, enterprise and government networks around the globe to continuously monitor our customers' service delivery environment in order to identify performance issues and to provide insight into network-based security threats. As a result, both enterprise and service provider customers can quickly, efficiently and effectively resolve issues that cause business disruptions or adversely impact the user experience. We manufacture and market these products for integrated hardware and software solutions and are also well positioned to help customers deploy our software in commercial-off-the-shelf hardware and in virtualized form factors. Regardless of the platform, customers use our solutions to help drive return on investment on their network and broader information technology (IT) initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security.
We have been a technology innovator for three-plus decades since our founding in 1984. Our solutions change how organizations manage and optimize the delivery of business applications and services, assure user experience across global internet protocol (IP) networks and help protect networks from unwanted security threats. Through both internal development and acquisitions, we have continually enhanced and expanded our product portfolio to meet the evolving needs of customers worldwide. Our software analytics, powered by our ASI technology, capture and transform terabytes of network traffic data in real time into high value, actionable information that enables customers to optimize network performance, manage applications, enhance security and gain insight into the end user experience.
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
On July 14, 2015, we completed the acquisition of Danaher Corporation’s (Danaher) Communications Business (Communications Business), which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher’s data communications cable installation business and its communication service provider business (the Comms Transaction), which was structured as a Reverse Morris Trust transaction whereby Danaher contributed the Communications Business to a new subsidiary, Potomac Holding, LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the holders of common units of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. The

Comms Transaction was aimed at extending NetScout's reach into growth-oriented adjacent markets, including cybersecurity, with a broader range of market-leading products and capabilities; strengthening its go-to-market resources to better support a larger, more diverse and more global customer base; and increasing NetScout's scale and elevating its strategic position within key accounts. For additional information regarding the Comms Transaction, see Note 7 of our Notes to Consolidated Financial Statements. Since completing the Comms Transaction, we have invested significant resources to integrate certain acquired product lines, features and functionality into our product portfolio to deliver greater value to customers.
Markets
NetScout markets its core service assurance and cybersecurity solutions into two primary markets: enterprise and service provider. Our service assurance solutions, comprised of nGeniusONE, InfiniStream and other various product brands, are used by customers to optimize network performance, quickly identify and resolve issues impacting application and service quality and gain insight into the end user experience. Our cybersecurity solutions, which are marketed under the Arbor Networks brand, are used by customers to identify and mitigate advanced, volumetric and application specific distributed denial of service (DDoS) attacks as well as assist enterprise security teams in rapidly finding and isolating advanced network threats.
Enterprise Markets
Within the enterprise market, NetScout’s nGeniusONE® and InfiniStream® technologies, along with certain product lines from the businesses acquired in the Comms Transaction, enable IT organizations to improve service delivery quality, and identify and address business service performance issues and security threats before they become serious and affect large numbers of users. Some of the current enterprise IT initiatives our solutions support include:

•
IT Operational Excellence – Our nGeniusONE analytics and our Infinistream real-time information platform provide the necessary insight to optimize network performance, restore service and understand the quality of the users’ experience. By integrating certain acquired product lines from the Fluke Networks Enterprise business with nGeniusONE, our customers can benefit from a consistent view across their traditional wired network infrastructures, remote offices and WiFi wireless networks.

•
Data Center Modernization and Cloud Computing – We enable IT organizations to manage the delivery of services across virtual and physical environments, providing a comprehensive, unified real-time view into network, application, server, and user communities' performance. We proactively detect emerging issues with the ability to help analyze both physical and virtual service delivery environments within the data center which enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments in consolidated, state-of-the-art data centers. Our solutions are often used by enterprises to support private cloud computing environments that are aimed at enabling greater, more cost-effective accessibility to applications without compromising the reliability and security of those applications and the network. In addition, we expect to introduce new offerings during fiscal year 2018 that are aimed at helping enterprise customers monitor applications hosted in public cloud environments.

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

•
New Application Service Rollout – We provide enterprise customers with a holistic view of the new applications and services as they are introduced into their IT environment. This view enables customers to see the relationships and interdependencies across all service delivery components including applications, network, servers, databases, and enabling protocols so they can deliver a superior user experience, achieve outstanding service quality and drive return on their application investments. We also integrated technology from Fluke Networks Enterprise product lines to help enterprises monitor the performance of software-as-a-service (Saas) applications.

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

•
Cybersecurity – Cyberattacks are increasing in volume, frequency and complexity as they target users and their corporate applications, devices and technology infrastructure. We provide a range of network security solutions under the Arbor Networks brand that enable enterprises to protect their networks from high-volume and application-specific DDoS attacks, and identify unauthorized intrusions into the network that can pose significant threats to the integrity of sensitive information and key business operations. We are integrating certain advanced threat analytics with our Infinistream real-time information platform, and expect this solution to be introduced over the next several quarters. We also provide incident response activities with deep-dive network forensics and offer contextual information surrounding a specific alert or incident to enhance investigative capabilities and avoid false positives.
Government Markets
While considered part of the enterprise vertical, we have built a strong position with federal, state and local government agencies, both in the United States and abroad. Similar to our enterprise customers, government agencies are focused on streamlining and transforming IT into more efficient and more easily managed environments. To accomplish this, agencies are turning to IT solutions that will help simplify managing and assuring their IT environments as well as reduce costs. However, governmental markets differ from enterprise markets primarily due to their purchasing cycles being influenced by potential changes in government administrators, budgetary priorities and allocated funding for key projects.
Telecommunication Service Provider Markets
Today’s service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity and costs. This, coupled with the challenge of Internet Protocol (IP) transformation activities and emerging new technologies such as LTE, virtualization, IP-TV, wireless network (WiFi) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Service providers strive to reduce the cost of service delivery, address increasing complexity, scale their networks cost-effectively and adapt to emerging technologies such as cloud services, virtualization and 5G while assuring high-quality user experiences to retain their revenue base. Service providers are also seeking to gain greater insight into the subscriber experience in order to create upselling opportunities and improve retention. Additionally, service providers must protect their networks from high-volume, increasingly sophisticated cyberattacks that consume bandwidth and potentially create outages that impact their business customers.

•
For Mobile Operators – The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. However, to capitalize fully on the value of IP and the significant market opportunities, mobile operators need detailed IP packet-level insight and core-to-access visibility. The addition of the former Tektronix Communications assets provides a broader range of capabilities that monitor radio access networks as well as powerful analytics that provide insight into subscriber trends and their customer experience.

•
For Fixed-line and Cable Operators – The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, new extended WiFi initiatives and carrier Ethernet services presents service providers with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings and simplifying network operations while reducing total cost of operations. For example, cable operators use our solutions to monitor and manage their local area WiFi connectivity services as well as broadband and telephony services targeting small- and medium-sized businesses. To realize these benefits, operators need comprehensive insight into IP services, service usage, service availability, application awareness, traffic load, network availability and network performance.

•
For Internet Service Providers – Over the past decade, Internet Service Providers (ISPs), including leading telecommunications providers, cable multi service operators and cloud providers, have seen significant increases in the sophistication, scale and frequency of high-volume and application-specific DDoS attacks, on their networks. DDoS attacks are aimed at disrupting the online services of an ISP’s business customer by overwhelming it with traffic from multiple sources. Arbor Networks provides a wide range of ISPs around the world with solutions that help them protect their networks against DDoS attacks.

Products & Technology Overview
NetScout continuously develops its solutions to meet the increasing demands and ever-changing technology landscape of IP networks, service and applications. In recent years, we have delivered major product upgrades across our product lines, more tightly integrating deep packet analysis and forensics into our top-down performance management workflows, improving the flexibility of our industry-leading intelligent early warning capabilities, and adding support for new sources of user experience and performance related metrics. NetScout’s solutions are used by customers to better understand and manage network and application performance, alert themselves to problems that impact end users, validate services and network policy, plan and optimize network capacity, generate timely reports, conduct deep forensic and historical analysis, and protect their networks against security threats.
During fiscal year 2017, we continued to invest in development programs aimed at enhancing our range of offerings, including delivering new features and functionality for our nGeniusONETM Service Assurance platform that address the evolving requirements of our enterprise, service provider and government customers. The nGeniusONE platform is powered by ASI, NetScout’s next-generation Deep Packet Inspection (DPI) technology that exploits the inherent richness of packet-flow data to provide real-time, contextual analysis of service, network, and application performance. The patented ASI technology is a critical differentiating technology that enables the creation of statistical metadata, session transaction records and adaptive session traces enabling real-time, scalable monitoring of all users, all applications and all services consistently across the network. We also invested significantly in enhancing the acquired product lines within the Danaher Communications Business, and in leveraging our ASI technology to advance product integration initiatives aimed at further elevating our value proposition to customers in each of the markets we serve.
Service Assurance Solutions

•
nGeniusONE Management Software and Analytic Modules – NetScout’s nGeniusONE management software is used to support the Company’s enterprise, service provider and government customers enabling them to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Other products acquired from Danaher's Communications Business are supported by their own respective management software and related analytics. Additionally, NetScout markets a range of specialized platforms and analytic modules that can enable its customers to analyze and troubleshoot traffic in radio access network and WiFi networks, as well as gain timely insight into high-value services, applications and systems, and better understand the subscriber’s experience on the network. The Company expects to bring new innovations resulting from key product integration activities to the marketplace during fiscal year 2018.

•
Intelligent Data Sources, Packet Flow Switches and Taps – NetScout’s intelligent data sources, marketed under the Infinistream brand and often referred to as network probes, provide real-time collection and analysis of information-rich, high-volume packet-flow data from across the network that is displayed through the nGeniusONE Service Assurance Solution. In September 2016, we introduced an integrated intelligent data source, the Infinistream NG, that powers the traditional nGeniusONE monitoring analytics, the subscriber troubleshooting analytics associated with the Iris analytics from Tektronix and other key features and functionality from the acquired Comms Transaction assets. NetScout also provides comprehensive packet flow switching solutions (also called network packet brokers or network visibility fabric switches), that deliver targeted network traffic access to an increasing number of systems, including the nGeniusONE Service assurance platform, as well as other monitoring and security systems. The acquired product lines from the VSS Monitoring unit further complement the Company’s family of packet flow switch offerings. Additionally, NetScout markets a suite of test access points (TAPs) that enable full, non-disruptive access to network traffic with multiple link type and speed options.

Portable Network Analysis and Troubleshooting Tools

•
NetScout, through the acquired Fluke Networks Enterprise assets, provides a range of portable network analysis and troubleshooting tools that help customers quickly identify key issues that can impact network and application performance. NetScout’s tools are used by IT departments to support traditional, cloud and WiFi network environments. Certain capabilities and information delivered through these tools have been integrated into NetScout's nGeniusONE management solutions.

Big Data Analytics

•
Over the next several quarters, NetScout plans to introduce new big data analytic solutions that will help service provider and enterprise customers better mine high-value network traffic data collected by the Infinistream real-time information platform, as well as export this information into third-party systems.

Cybersecurity Solutions

•
DDoS Protection – NetScout provides security solutions that enable service providers and enterprises around the world to protect their networks against DDoS attacks. Our portfolio of DDoS solutions offer complete deployment flexibility spanning on-premise offerings and cloud-based capabilities to meet a broad array of customer needs.

•
Advanced Threat Detection – The Arbor Spectrum offering combines its Internet-scale visibility with advanced threat detection, enabling enterprises to rapidly identify and investigate advanced threat campaigns that present tangible risks to the integrity of their networks. We are in the process of integrating Arbor's advanced threat detection analytics with our Infinistream real-time information platform, and expect to have this capability available within the next several quarters.
Integration with Third-Party Solutions
To have greater operational impact on assuring performance of applications and service delivery, NetScout has integrated its technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius Service Assurance solution in order to perform detailed problem analysis and troubleshooting. Moving forward, NetScout plans to make its ASI-level data accessible to third party platforms. In addition, Arbor has embedded its DDoS mitigation capabilities on a blade within Cisco's market-leading ASR9000 router and will continue to evaluate partnership opportunities to integrate its DDOS capabilities within other network equipment platforms. By providing seamless integration into management platforms, NetScout fills a significant gap in the third-party product functionality and visibility into the interaction of applications, services and infrastructure resources from a packet-based network vantage point. NetScout collaborates with technology partners to provide integrated solutions and extend the value of the nGenius Service Assurance Solution for application and network performance management across the organization. Using packet-flow data, key performance indicators and other sources of performance information derived from the nGenius Service Assurance Solution, an organization’s ability to optimize, simplify and protect the service delivery environment is enhanced. Among the third-party solutions providers that NetScout has integrated its solutions with are Cisco Systems, Cisco Sourcefire, Citrix Systems, Dell Technologies, Hewlett-Packard Company, IBM Tivoli and VMWare.
Growth Strategy
Our key objectives have been to continue to gain market share in the service provider market and to accelerate our enterprise growth by extending into the application performance management sector. In addition, given the nature of the customers in our government sector, we believe future cybersecurity products would be effective in this market. Key elements of our strategy include:

•
Driving technology innovation – NetScout will continue to invest in research and development, and leverage the strong technical and domain expertise across its organization. The Company’s engineering teams will be focused on advancing technical innovation across its broad product portfolio. By capitalizing on NetScout’s extensive experience with global enterprise, service provider and government organizations with IP-based networks, NetScout is well positioned to cross-leverage its technology development across all major platforms and relevant technologies to address the evolving demands of current and prospective customers.

•
Continued portfolio enhancements and product integration – We plan to continue to enhance our products and solutions to address the management challenges associated with virtualization, cloud computing, service-oriented architectures, VoIP, video, telepresence technologies, and network security. In addition, we plan to continue to drive our solutions to help IT organizations address the challenges of complex service delivery, datacenter consolidation, branch office consolidation and optimization, increasing mobility and the move to a more process-oriented operating environment. During fiscal year 2018, we expect to introduce and continue enhancing new solutions to help enterprises monitor the performance of their applications in public cloud environments as well as within software defined network and network function virtualization environments.

•
Future extension into adjacent markets – By enhancing and expanding NetScout’s product portfolio and driving product integration, NetScout has expanded its reach into complementary adjacent markets that can drive higher spending from existing customers, help attract new customers, and increase its total addressable market. Certain product initiatives are intended to help us make progress on this element of our strategy during fiscal year 2018.

•
Enable pervasive visibility – We intend to continue to expand our intelligent data source family to enable our customers to achieve greater visibility into more places across their end-to-end network environment. We believe that expanding the range of use cases that the Infinistream real-time information platform can support and making it available in multiple form factors, including software that can be deployed with commercial off-the-shelf servers, will make it easier and more affordable for customers to deploy our technology across their networks and IT infrastructures.

•
Expand our customer base in both enterprise and service provider markets – As a result of the Comms Transaction, NetScout has a larger direct sales force with specialized expertise in targeting the enterprise, service provider and government markets, along with a more extensive global network of value-added resellers and systems integrators. It is our intention to substantially grow our presence in both the enterprise and service provider markets. In the enterprise market, we plan to further expand our relationships with existing large and mid-sized customers, further fortify third-party distribution channels for the enterprise tools products, and help accelerate enterprise adoption of

Arbor’s cybersecurity products. We expect to also continue to drive further penetration into our global service provider customer base.

•
Increase market relevance and awareness – The Comms Transaction has substantially expanded our customer base around the world. NetScout will continue to implement marketing campaigns aimed at generating high-quality sales opportunities with both current and prospective enterprise and service provider customers, promoting thought leadership and building the NetScout brand.

•
Extend our technology partner alliance ecosystem – We plan to continue to develop and fortify alliances with complementary solutions providers that can help us support a larger, more global and more diverse customer base. We plan to continue to enhance our technology value, product capabilities and customer relevance through the continued integration of our products into technology partner products. This includes both interoperability integration efforts, as well as embedding our technology into alliance partner products to gain a more extensive footprint across both enterprise and service provider networks.

•
Pursue strategic acquisitions – We have completed many acquisitions since the Company’s inception that have helped broaden our capabilities, enhance our products and technologies, and better position the Company to meet the needs of a larger base of customers and prospects. In fiscal year 2017, we acquired the technology assets of Avvasi Incorporated (Avvasi), a specialist provider of award-winning solutions used by top-tier service providers to measure, improve and monetize video in their networks, regardless of whether that video traffic is encrypted. We plan to be opportunistic in pursuing strategic acquisitions in order to achieve key business and technology objectives.

•
Improve cost structure and drive efficiencies – We intend to continue to focus on directing investments into the key technology, product development, sales and marketing, and other initiatives that will enable us to drive long-term profitable growth. We believe that the Comms Transaction has created a range of opportunities to further improve the Company’s profitability. NetScout plans to generate gross margin synergies by driving product integration and extending its proven manufacturing techniques, and optimizing certain product lines. In addition, NetScout plans to integrate certain operations that have previously been managed separately across various business and product lines, consolidating back-office systems, and by continuing to eliminate or reduce redundancies associated with pre-existing resources, programs and capabilities.

Support Services
Customer satisfaction is a key driver of NetScout’s success. NetScout’s support programs offer customers various levels of high quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 telephone support to our premium customers. Certain support services, such as on-site support activities, are provided by qualified third-party support partners. In addition, many of our certified resellers provide Partner Enabled Support to NetScout end users. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for end users to have the reseller provide initial support functions. Our support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, support commences upon expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 60 days to 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards. NetScout will continue to provide support services for the acquired platforms under existing agreements and will explore opportunities to further simplify and standardize its support obligations over the coming years.
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
We manufacture our products based upon near-term demand estimates resulting from sales forecasts and historical fulfillment information. Due to the fact that these forecasts have a high degree of variability because of such factors as time of year, overall economic conditions and sales employee incentives, we believe it is prudent to maintain inventory levels in advance of receipt of firm orders to ensure that we have sufficient stock to satisfy incoming orders.
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
We also maintain an indirect reseller and distribution channel. Sales to customers outside the United States are primarily export sales through channel partners. Our channel partners assist us by improving our reach to customers, extending our presence in new markets, and marketing and selling our products to a broad array of organizations globally. We sell through a range of channel partners including value-added resellers, value-added distributors, resellers, and system integrators, to our enterprise, service provider and government customers. Historically and currently, we have used indirect distribution channels principally as intermediaries on contractual terms for customers with whom we do not have a contract. Our sales force meets with end user customers to present NetScout products and solutions, conduct demonstrations, provide evaluation equipment, recommend detailed product solutions, develop product deployment designs and timelines, and assist in establishing financial and other justifications for the proposed solution. During this selling process, a channel partner, who has contracts with both the end customer and NetScout, may be brought in to facilitate the transaction and to provide fulfillment services. In the case of international channel partners, those services usually also include currency translation and support. In the U.S., fulfillment services are usually limited to invoicing and cash collection. Under this approach, we have limited dependence upon channel partners for the major elements of the selling process. In many cases, there are multiple channel partners with the required contractual relationships, so dependence on any single channel partner is not significant.
During the fiscal years ended March 31, 2017 and 2016, one direct customer, Verizon Communications, Inc (Verizon), accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2015, Verizon and one other direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
Marketing
Our marketing organization drives our market research, strategy, product positioning and messaging and produces and manages a variety of programs such as advertising, trade shows, industry events, public and analyst relations, social media, direct mail, seminars, sales promotions, and web marketing to promote the sale and acceptance of our solutions and to build the NetScout, ASI®, nGenius® and other applicable product brand names in the marketplace. We also host an annual worldwide user conference as a way to engage with existing customers, to provide education and awareness, and to promote expanded use of our software products with these customers.
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2017, NetScout continued to advance campaigns to further fortify and amplify the NetScout and Arbor brands within their respective markets, as we phased out the use of certain acquired brand names. In addition, we continued efforts to increase the Company's visibility and broaden market awareness by executing on the aforementioned elements of our marketing strategy.

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
We have invested significant financial resources and personnel into the development of our products and technology. Our continued investment in research and development is crucial to our business and our continued success in the market. We have assembled a team of highly skilled engineers with expertise in various technologies associated with our business and the technologies being deployed by our customers. We plan to continue to enhance and expand our product offerings and capabilities in the near future while integrating key capabilities from acquired product lines as appropriate. As a result, we plan to continue to invest and dedicate significant resources to our research and development activities for both our enterprise and service provider customers.
We predominantly develop our products internally, with some limited third-party contracting. We have also acquired developed technology through business acquisitions. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, such as the Internet Engineering Task Force and the 3rd Generation Partnership Project, and we also engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and application performance requirements for current and emerging technologies.
Seasonality
We have experienced, and expect to continue to experience, quarterly variations in our order bookings as a result of a number of factors, including the length of the sales cycle, complexity of customer environments, new product introductions and their market acceptance and seasonal factors affected by customer projects and typical IT buying cycles. Due to these factors, we historically have experienced stronger bookings during our fiscal third and fourth quarters than in our first and second quarters.
Customers
We sell our products to enterprises, service providers and governmental agencies with large- and medium-sized high-speed IP computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, manufacturing, healthcare, utilities, education, transportation and retail. In the telecommunications service provider customer group, we address mobile operators, wireline operators and cable operators. A significant number of our service provider customers are mobile operators.
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at March 31, 2017 was $62.7 million compared to $125.7 million at March 31, 2016. A majority of the backlog relates to customization and integration projects from our acquired business units. In some cases, we have begun these projects but have not yet hit billable milestones. A majority of revenue for these projects is expected to be recognized into revenue throughout fiscal year 2018.
Competition
We compete with many companies in the markets we serve. The service assurance and performance management markets are highly competitive, rapidly evolving, and fragmented with overlapping technologies and a wide range of competitors, both large and small, who may deliver certain elements of our solution. Consequently, there are a number of companies who have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Additionally, certain competitors, either due to their size and resources or due to their technological strengths, may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.

Principal competitive factors in our service assurance market include scalability; ability to address a large number of applications, locations and users; product performance; the ability to easily deploy into existing network environments; the ability to offer virtualized solutions; and the ability to administer and manage the solution.
While NetScout faces multiple competitors within the service assurance industry, we believe that we compete favorably on the basis of the following factors:

•
We provide a comprehensive service delivery management solution that is capable of addressing the needs of both enterprise and service provider customers and can be scaled to meet the challenges of today’s dynamic service delivery environments;

•	We believe that our solutions provide superior data and compete favorably on a broad range of metrics including the ability to recognize and track a large number of applications;

•	We believe our solutions possess the scalability to support high and increasing levels of data and network traffic;

•	Our solutions look at both data and control plane traffic across an entire network;

•
Our ASI technology is optimized to provide real-time information about service performance and real-time alerts to emerging service problems whereas traditional solutions are inherently latent, supporting only forensic-trouble shooting after an issue has occurred.

In the enterprise market, our competitors include companies such as Avaya, CA Technologies, Cisco Systems, Dynatrace, ExtraHop, InfoVista, Keysight (which acquired Ixia in April 2017), Viavi, Gigamon, Lancope, New Relic, Riverbed Technology and SolarWinds. In addition, we both compete with and partner with large enterprise management vendors, such as HP and IBM, who offer performance management solutions.
In the service provider market, we compete with traditional probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Alcatel-Lucent, Astellia, Anritsu, Cisco, Empirix, Ericsson, Dell Technologies, EXFO, Guavas, Huawei, IBM, JDSU, Niksun, Polystar, Radcom, SevOne, Splunk, and Zettics. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
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
In the DDoS solutions market, we compete with a broad range of vendors including Radware, Akamai, F5 Networks, A10 Networks, Fortinet and Corero Network Security. In the market for specialized threat analysis and protection solutions used to identify advanced network threats, we compete with a range of vendors including Darktrace, Vectra Networks, Cisco (via its late 2015 acquisition of Lancope), Palo Alto Networks (via its February 2017 acquisition of LightCyber) and other specialist providers.
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
Employees
At March 31, 2017, we had a total of 3,113 employees, 2,045 of whom were employed in the United States. The majority of our employees are not subject to a collective bargaining agreement. In accordance with applicable laws, employees in certain international jurisdictions are subject to collective bargaining agreements. Employees by department at March 31, 2017 were as follows:

Function	Number of Employees
Sales and marketing	955
Research and development	1,184
Support services	601
General and administrative	278
Manufacturing	95
3,113

Financial Information About Geographic Area
Our sales force is organized into four main geographic teams covering sales around the globe: United States, Europe, Asia and the rest of the world. Revenue from sales outside the United States represented 37%, 29% and 23% of our total revenue in the fiscal years ended March 31, 2017, 2016 and 2015, respectively. For additional information regarding our sales by geographic location, see Note 19 of our Notes to Consolidated Financial Statements for a detailed summary of financial information about geographic areas.
Corporate Information
Our corporate headquarters are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978) 614-4000. NetScout was incorporated in Delaware in 1984.
NetScout’s internet address is http://www.netscout.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are made available free of charge on or through our website at http://ir.netscout.com/phoenix.zhtml?c=92658&p=irol-sec as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. None of the information posted on our website is incorporated by reference into this Annual Report.
We webcast our earnings calls and certain events we participate in or host with members of the investment community are made available on our investor relations website at http://ir.netscout.com/phoenix.zhtml?c=92658&p=irol-calendar. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these sections of our investor relations website are not intended to be incorporated by reference into this report or in any other report or document we file with the SEC.

Item 1A. Risk Factors.
In addition to the other information in this report, the following factors should be considered carefully in evaluating NetScout and our business.
Our operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risk and uncertainties. The following factors are among many that could cause actual results to differ materially from those contained in or implied by forward-looking statements made in this report. These statements involve the risks and uncertainties identified below as well as additional risks and uncertainties that are not yet identified or that we currently think are immaterial but may also impact our business operations. Such factors are among many that may have a material adverse impact upon our business, results of operations and financial condition.
You should consider carefully the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risk and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.
Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to the Company and its Operations
Foreign currency exchange rates may adversely affect our financial statements.
Following the Comms Transaction, an increasing portion of our revenue is derived from international operations. Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a material portion of our revenue is generated outside of the United States, fluctuations in foreign exchange rates (including the Euro) against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact upon translation of these transactions into U.S. dollars.
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in fully protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results and cash flow.
Additionally, sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the functional currency of the business, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.
Our effective tax rate may fluctuate, which could increase our income tax expense and reduce our net income.
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
On July 14, 2015, we entered into a credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement). The Credit Agreement provides for a five-year $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We have used the new credit facility for working capital purposes and for a repurchase of $300 million of common stock as of March 31, 2017 under our previously announced 20 million share common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. As of the date of this report, we had approximately $300 million in outstanding indebtedness under the Credit Agreement. Our debt level can have negative consequences, including exposing us to interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for a more detailed description please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, for example, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Credit Agreement and the other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.
Any failure to meet our debt obligations could damage our business.
Our ability to meet our obligations under the Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make payments as required under the Credit Agreement, we would be in default under the terms of the loans, which could seriously harm our business. If we incur significantly more debt, this could intensify the risks described above.
We may fail to secure necessary additional financing.
Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations and any downgrades in our credit rating could affect our ability to obtain additional financing in the future and may affect the terms of any such financing. If our existing sources of liquidity are insufficient to satisfy our operating requirements, we may need to seek to raise capital by one or more of the following:

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
We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, our failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration could materially adversely affect our business, financial condition, operating results and cash flows.

Our estimates and judgments related to critical accounting policies could be inaccurate.
We consider accounting policies related to marketable securities, revenue recognition, valuation of goodwill and acquired intangible assets and share-based compensation to be critical in fully understanding and evaluating our financial results. Management makes accounting judgments and estimates related to these policies. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely impact our business, operating results and financial condition could be materially and adversely impacted in future periods and could negatively affect our stock price.
Our quarterly revenue and operating results may fluctuate.
Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate as a result of a variety of factors associated with our industry, many of which may be outside of our control, including the following:

•	the rate of growth of, and changes in technology trends in, our market and other industries in which we currently operate or may operate in the future;

•	technology spending by current and potential customers;

•	reduced demand for our products;

•	uneven demand for service delivery and network and application performance management solutions and network security solutions;

•	the timing and size of orders from customers, especially in light of our lengthy sales cycle;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of hiring sales personnel and the speed at which such personnel become fully productive;

•	our ability to develop and manufacture new products and technologies in a timely manner;

•	the competitive position of our products;

•	the continued acceptance of our products by our customers and in the industries that we serve;

•
changes in the number and size of our competitors, including the effects of new entrants and the effects of well-resourced competitors increasing their investment in our markets, and changes in the prices and capabilities of competitors' products;

•	customer ability to implement our products;

•	cancellation, deferral, or limitation of orders by customers;

•	changes in foreign currency exchange rates;

•	attrition of key employees and competition with other companies for employees with specific talents and experience;

•	the number, severity, and timing of cyber-related threat outbreaks (e.g., malware, attacks, worms and viruses);

•	the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	changes in accounting rules;

•	costs related to acquisitions; and

•	our ability to manage expenses.
If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur even if we meet or exceed our publicly stated revenue and/or earnings guidance. Most of our expenses, such as employee compensation, benefits and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is significantly below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and, therefore, this revenue shortfall would have a disproportionately negative impact on our operating results for that quarter.
It may be necessary in the future to undertake cost reduction initiatives to improve profitability, which could lead to a deterioration of our competitive position. Any difficulties that we encounter as we reduce our costs could negatively impact our results of operations and cash flows.
Our disclosure controls and procedures and internal control over financial reporting may not be effective.
Our disclosure controls and procedures and internal control over financial reporting may not prevent all material errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes and willful misconduct regarding controls or misinterpretation. Under Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this legislation requires management's attention and expense. Management's assessment of our internal control over financial reporting may or may not identify weaknesses that need to be addressed in our internal control system. If we are unable to conclude that our internal control over financial reporting is effective, investors could lose confidence in our reported financial information which could have an adverse effect on the market price of our stock or impact our borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate disclosure controls and procedures and internal control over financial reporting in the future.
If our products contain errors or quality issues, such issues may be costly to correct, revenue may be delayed, we could be sued and our reputation could be harmed.
Our products are inherently complex and, despite testing by our customers and us, errors or quality issues may be found in our products after commencement of commercial shipments, especially when products are first introduced or when new versions are released. These errors may result from components supplied by third parties incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. If errors are discovered, we may not be able to correct them in a timely manner or at all. In addition, we may need to make significant expenditures to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. Regardless of the source of these defects or errors, we may need to divert the attention of our engineering personnel from our product development efforts to address the detection and correction of these errors and defects. If one or more of our products fail, a customer may assert warranty and other contractual claims for substantial damages against us. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and harm the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
The market for application and network performance management and service assurance solutions is highly competitive and characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Such changes also affect the network security market in which we now participate. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies, new application technologies and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products and solutions or could render our existing or planned products and services obsolete. We must address demand from our customers for advancements in our products and services applications in order to support our customers' growing needs and requirements. In order to meet this challenge and remain competitive in the market, we must introduce new enhancements, and additional form factors, to our existing product lines and service offerings. If we are unable to develop, introduce and communicate new network and application performance management and service assurance products or enhancements to existing products, as well as network security products and solutions, in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology and customer preferences, we must devote significant resources to research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions, including by moving to higher software content in our products. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results and financial condition could be materially and adversely impacted. We are currently developing a number of new products as well as enhancements to our existing products and offerings, including software only solutions and products available in multiple form factors.

In addition, we must invest in research and development in order to remain competitive in our industry. However, there can be no assurances that continued investment and higher costs of research and development will ultimately result in us maintaining or increasing our market share, which would result in a decline to our operating results. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. If our research and development expenses increase without a corresponding increase in our revenues, it could have a material adverse effect on our operating results. Also, we may not be able to successfully complete the development and market introduction of new products or product enhancements in a timely manner. If we fail to develop and deploy new products and product enhancements on a timely basis, or if we fail to gain market acceptance of our new products, our revenues will decline, and we may lose market share to our competitors.
We face significant competition from other technology companies.
The service assurance, application performance management and network security markets are highly competitive, rapidly evolving, and fragmented markets that have overlapping technologies and competitors, both large and small, and we expect the competition on offerings and pricing to increase. We believe customers make service management system and network security purchasing decisions based primarily upon the following factors:

•	product and service performance, functionality and price;

•	timeliness of new product and service introductions;

•	network capacity;

•	ease of installation, integration, and use;

•	customer service and technical support;

•	name and reputation of vendor;

•	quality and value of the product and services; and

•	alliances with industry partners.
We compete with a growing number of providers of service assurance, application performance management solutions, network security offerings and portable network traffic analyzers and probes. In addition, leading network equipment, network security and service assurance and application technology vendors offer their own management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. In addition, some of our customers develop their own in-house solutions to meet their technological needs. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Therefore, given their larger size and greater resources, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.
As a result of the competitive factors highlighted in this section and in other risk factors, we may not be able to compete effectively with our current or future competitors. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a decline in our sales that could adversely affect our business and operating results. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely have a material and adverse impact on our business, operating results and financial condition.
The continued integration of the Communications Business into our business continues to be complex and could adversely affect our future results and the market price of our common stock.
The long-term success of the Comms Transaction depends, in large part, on our ability, as a significantly more complex combined company, to realize the anticipated benefits and on the sales and profitability of the combined company. To realize these anticipated benefits, we must continue to successfully integrate the respective businesses of the combined companies. While our integration efforts have been successful so far, any acquisition involves numerous business and strategic risks and if we fail to anticipate or deal with these properly, our reputation and business success could be adversely affected. In addition, the integration process has been complex and time-consuming. Difficulties that may be encountered in the ongoing integration process and which could affect our success include, but are not limited to, the following:

•	difficulties in assimilating the acquired operations, systems, technologies, personnel and cultures;

•	difficulties in managing geographically dispersed operations;

•	diversion of management's attention from our core business and the challenges of managing larger and more widespread operations from the Comms Transaction;

•	significant impairment, exit and/or restructuring charges if the products or technologies acquired in the acquisitions do not meet our sales expectations or are unsuccessful;

•
substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization or impairment of intangible assets and share-based compensation expense;

•	insufficient revenue to offset increased expenses associated with the Comms Transaction;

•	difficulties in maintaining or establishing uniform standards, controls, procedures and policies; and

•	failure to properly integrate internal controls and financial systems of the combined companies.
If any of these events were to occur, our ability to maintain relationships with customers, channel partners, suppliers and employees or our ability to achieve the anticipated benefits of the Comms Transaction could be adversely affected, or could reduce our sales or earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.
The Comms Transaction may not achieve its anticipated benefits. In addition, we will continue to incur expenses and management will continue to devote time in connection with the integration of the Communications Business.
Following the Comms Transaction, we have significantly more revenue, expenses, assets and employees than we did prior to the Comms Transaction. We will continue to incur expenses in connection with the integration of the Communications Business, including integrating information technology systems and accounting systems, suppliers, and channel partners of each business and implementing consistent standards, policies, and procedures, and may possibly be subject to material write downs in assets and charges to earnings. This integration may not result in the realization of the full benefits of the growth and other opportunities that we currently expect from the Comms Transaction within the anticipated time frame, or at all. Further, our management team will continue to devote time and attention to the integration efforts which may distract us from operating our ongoing business operations.
Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.
We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Our customers depend on our support organization to resolve any issues relating to our products deployed on their networks. A high level of support is critical for continued relationships with our customers. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and would harm our reputation with potential customers. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high quality support and services would harm our operating results and reputation. Further customer demand for these services, without corresponding revenues, could have a material and adverse impact on our financial condition and results of operations.
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
As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, most of our employees are now based outside of our headquarters. If we are unable to appropriately increase management depth and enhance succession planning, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified employees, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.
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
We may need to acquire complementary businesses, products or technologies to remain competitive or expand our business. We actively investigate and evaluate potential acquisitions of complementary businesses, products and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than we have. As a result, we may not succeed in acquiring some or all businesses, products or technologies that we seek to acquire. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to compete effectively in our targeted markets and could negatively affect our results of operations.
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
If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the acquisitions may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.
Our ability to quickly and successfully recover from a disaster or other business continuity event could affect our ability to deliver our products and cause reputational harm to our business.
The occurrence of a natural disaster or an act of terrorism, or a decision or need to close any of our facilities without adequate notice or time for making alternative arrangements could result in interruptions in the delivery of our products and services. Our central business functions, including administration, human resources, finance services, manufacturing and customer support depend on the proper functioning of our computer, telecommunication and other related systems and operations. A disruption or failure of these systems or operations because of a disaster or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
If a security breach or cyberattack of our IT networks and systems, or any of our products, occurs, our operations could be interrupted, our products and services may be perceived as vulnerable, and our brand and reputation could be damaged, which could reduce revenue, increase expenses, and expose us to legal claims or regulatory actions.
Although we have controls and security measures in place to prevent such attacks, experienced computer hackers are increasingly organized and sophisticated. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid for service. In addition, the techniques they use to access or sabotage networks change frequently and generally are not recognized until launched against a target. Use of open source code or other third-party software in our products and infrastructure could also result in increased cybersecurity risks. Our products may not anticipate new techniques quickly enough to protect against malicious attacks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products accordingly, we could be at risk of a cyberattack.
Other individuals or entities, including employees or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments or to our customers' IT environments.
As such, our IT networks and systems, and our products, may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or similar problems. If we, or our customers using our products, were to experience a security breach or cyberattack, we could incur substantial costs and liabilities, including but not limited to, expenses attributable to rectifying the security breach or cyberattack including the cost of repairing any damage to our, or our customers' systems, liability for stolen assets or information, lost revenue and income resulting from any system or product downtime, increased costs for cybersecurity protection, and damage to our reputation causing customers and possibly investors to lose confidence in us. Similarly, an actual or perceived breach of our customers' network security allowing access to our customers' data centers or other parts of their IT environments, regardless of whether the breach is attributable to our products, may cause contractual disputes, result in damage to our reputation and could require significant expenditures of our capital and diversion of our resources from development efforts.
Because some of our products include SaaS offerings, and our customers who purchase these hosted products and solutions depend on us for reliable access to our solution, any significant disruption in our SaaS hosting network infrastructure could harm our reputation, result in early termination of customer agreements or loss of customers, and negatively affect our business.
Additionally, efforts by hackers or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. If these efforts are successful and a third party obtains unauthorized access to our or our customers' IT environments, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or private or governmental litigation could be commenced against us and our business, financial condition, operating results and cash flows could be materially adversely affected.
Our internal operations are dependent upon various information technology systems, and failures of or interruptions to those systems could harm our business.
Our business processes are dependent upon certain information technology systems, some of which are operated or hosted by third parties. In addition, in connection with integrating the acquired business units, we have reconfigured some of our IT systems or other business processes; these efforts have been time-consuming and costly.
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
The U.S. Foreign Corrupt Practices Act (FCPA), which continues to see increased enforcement in recent years, generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, regulators may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to certain anti-corruption laws of other countries in which we do business.
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
We operate in businesses where there is intense competition for experienced personnel in all of our global markets and have, in some instances, experienced attrition of our employees to direct and indirect competitors. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. Our future success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly executives, sales and marketing personnel, software engineers, and technical support personnel. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of employees who have a deep understanding of our business lines, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results and financial condition.
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
As part of the Comms Transaction, we assumed certain unfunded non-U.S. pension obligations related to non-U.S. employees of the Communications Business. While we intend to comply with any future funding obligations for our non-U.S. pension benefit plans through the use of cash from operations, there can be no assurance that we will generate enough cash to do so and also meet our other required or intended cash uses. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
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
To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners sell competitive products and services and the loss of, or reduction in sales by, these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 37%, 29%, and 23% of our total revenue for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
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
Our success depends, in part, on our ability to manage our international research and development operations and related partnerships. Our international research and development efforts may achieve delayed or lower than expected benefits and involve competitive and other risks.
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
We currently and will in the future license technology from third parties that we use to produce or embed in our products. While we have generally been able to license required third-party technology to date, third-party licenses required in the future may not be available to us on commercially reasonable terms or at all. Third parties who hold exclusive rights to technology that we seek to license may include our competitors. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may not perform as well, be of lower quality or be more costly. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results and cash flows.
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
From time to time we have been and may continue to be subject to claims by others that our products infringe on their intellectual property rights, patents, copyrights or trademarks. In some cases, we may have agreed to indemnify our customers and partners if our products or technology infringe or misappropriate specified third party intellectual property rights; therefore, we could become involved in litigation or claims brought against our customers or partners if our products or technology are the subject of such allegations. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages or royalties, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. Any of these claims or resulting events could have a material and adverse impact on our business, operating results and financial condition.
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
The current economic and geopolitical environment may impact some specific industries into which we sell and may lead our customers to delay or forgo technology investments and could have other impacts, any of which could materially adversely affect our business, financial condition, operating results and cash flows.
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
The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for service delivery, service assurance and network security solutions focused on the performance monitoring and management of applications and networks.
We derive nearly all of our revenue from the sale of products and services that are designed to allow our customers to assure the delivery of services through management of the performance and network security of applications across IP networks. We have actively expanded our operations in the past through acquisitions and organic growth and may continue to expand them in the future in order to gain share in the evolving market in which we operate. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy and the future changes to the competitive environment. In order for us to be successful, our potential customers must recognize the value of more sophisticated application management and network security solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.
Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses and asset impairments.
In response to changes in industry and market conditions, we may be required to strategically reallocate managerial, operational, financial and other resources. Any such efforts may result in charges related to consolidation of excess facilities or claims from third parties who were resellers or users of discontinued products.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 175,000 square feet of property in an office building in Westford, Massachusetts where our headquarters is located. The current lease will expire in September 2023, and we have an option to extend the lease for two additional five-year terms. We maintain offices in several other locations in the United States, including in or near each of Berkeley, Manhattan Beach and San Jose, California; Colorado Springs, Colorado; Atlanta, Georgia; Saint Charles, Illinois; Rockville, Maryland; Burlington, Massachusetts; Ann Arbor, Michigan; Marlton, New Jersey; Austin and Plano, Texas; American Fork, Utah; Reston and Herndon, Virginia and Everett and Kirkland, Washington.
We also maintain offices in or near the following cities outside the United States: Melbourne and Sydney, Australia; Vienna, Austria; Sao Paulo, Brazil; Brossard, Oakville and Waterloo, Canada; Beijing, Guangzhou, Hong Kong and Shanghai, China; Brno, Czech Republic; Massy and Paris, France; Berlin and Frankfurt, Germany; Bangalore, Mumbai, Noida, and Pune, India; Jakarta, Indonesia; Dublin, Ireland; Milan, Modena and Padova, Italy; Tokyo, Japan; Seoul, Korea; Kuala Lumpur, Malaysia; Mexico City, Mexico; Rabat, Morocco; Amsterdam, Delft and Eindhoven, the Netherlands; Makati City, Philippines; Singapore; Madrid, Spain; Stockholm, Sweden; Taipei, Taiwan; Bangkok, Thailand; Dubai, United Arab Emirates; and Bracknell and Ipswich, United Kingdom.
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

Quarter Ended	High	Low
Fiscal Year 2016
June 30, 2015	$45.53	$36.25
September 30, 2015	$41.34	$34.89
December 31, 2015	$40.28	$29.47
March 31, 2016	$30.41	$18.77
Fiscal Year 2017
June 30, 2016	$25.33	$20.99
September 30, 2016	$30.31	$21.46
December 31, 2016	$33.83	$26.25
March 31, 2017	$38.45	$29.50
Stockholders
At May 12, 2017, we had 109 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 16,000.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2012 through March 31, 2017 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2012 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.
The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017
NetScout Systems, Inc.	$100.00	$120.80	$184.76	$215.59	$112.93	$186.58
NASDAQ Composite – Total Returns	$100.00	$107.14	$139.48	$164.75	$165.66	$203.56
NASDAQ Computer and Data Processing	$100.00	$107.20	$141.07	$154.36	$195.89	$241.30
Dividend Policy
In fiscal years 2017 and 2016, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, as well as for our stock buyback program further described under Item 7 “Liquidity and Capital Resources.” Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2017 - 1/31/2017	—	$—	—	6,794,468
2/1/2017 - 2/28/2017	42,653	33.31	21,030	6,773,438
3/1/2017 - 3/31/2017	41	30.11	—	6,773,438
Total	42,694	$33.31	21,030	6,773,438

(1)
We purchased an aggregate of 21,664 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our 20 million share repurchase program authorized on May 19, 2015).

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2017, 2016 and 2015 and the consolidated balance sheet data at March 31, 2017 and 2016 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2014 and 2013 and the consolidated balance sheet data at March 31, 2015, 2014 and 2013 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
	2017	2016 (1)	2015	2014	2013 (2)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$735,531	$633,408	$272,895	$234,268	$198,749
Service	426,581	322,011	180,774	162,379	151,801
Total revenue	1,162,112	955,419	453,669	396,647	350,550
Cost of revenue:
Product	238,002	238,037	59,037	51,219	45,752
Service	108,137	90,412	35,524	33,294	28,256
Total cost of revenue	346,139	328,449	94,561	84,513	74,008
Gross profit	815,973	626,970	359,108	312,134	276,542
Operating expenses:
Research and development	232,701	208,630	75,242	70,454	61,546
Sales and marketing	328,628	293,335	136,446	129,611	116,807
General and administrative	118,438	117,714	47,296	30,623	29,718
Amortization of acquired intangible assets	70,141	32,373	3,351	3,432	2,877
Restructuring charges	4,001	468	—	—	1,065
Total operating expenses	753,909	652,520	262,335	234,120	212,013
Income (loss) from operations	62,064	(25,550)	96,773	78,014	64,529
Interest and other expense, net	(9,879)	(6,889)	(1,808)	(158)	(793)
Income (loss) before income tax expense (benefit)	52,185	(32,439)	94,965	77,856	63,736
Income tax expense (benefit)	18,894	(4,070)	33,773	28,750	23,127
Net income (loss)	$33,291	$(28,369)	$61,192	$49,106	$40,609
Basic net income (loss) per share	$0.36	$(0.35)	$1.49	$1.19	$0.97
Diluted net income (loss) per share	$0.36	$(0.35)	$1.47	$1.17	$0.96
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	92,226	81,927	41,105	41,366	41,665
Net income (loss) per share—diluted	92,920	81,927	41,637	41,955	42,322

(1)
During the fiscal year ended March 31, 2016, NetScout completed the Comms Transaction. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock.

(2)	During the fiscal year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems, S.r.l. for approximately $51.8 million.

	March 31,
	2017	2016 (1)	2015	2014	2013 (2)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$464,705	$352,075	$264,857	$218,794	$154,091
Working capital	$394,279	$283,422	$149,651	$115,798	$92,141
Total assets	$3,601,513	$3,592,843	$669,049	$607,763	$552,176
Debt	$300,000	$300,000	$—	$—	$—
Total stockholders’ equity	$2,436,250	$2,443,382	$435,750	$409,161	$371,903

(1)
During the fiscal year ended March 31, 2016, NetScout completed the Comms Transaction. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock.

(2)	During the fiscal year ended March 31, 2013, NetScout completed the acquisitions of ONPATH Technologies, Inc. and Accanto Systems S.r.l. for approximately $51.8 million.

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
Overview
We are an industry leader for real-time operational intelligence and performance analytics for service assurance and cybersecurity solutions that are used in many of the most demanding service provider, enterprise and government networks. Our solutions, based on proprietary Adaptive Service Intelligence (ASI) technology, help customers continuously monitor the service delivery environment to identify performance issues and to provide insight into network-based security threats. As a result, customers can quickly resolve issues that cause business disruptions or that adversely impact the user experience. We manufacture and market these products for integrated hardware and software solutions and are also well positioned to help customers deploy our software in commercial-off-the-shelf hardware and in virtualized form factors. Regardless of the platform, customers use our solutions to help drive return on investment on their network and broader information technology (IT) initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security. We report revenue and income in one reportable segment.
We have been a technology innovator for three-plus decades since our founding in 1984. Our solutions change how organizations manage and optimize the delivery of business applications and services, assure user experience across global internet protocol (IP) networks and help protect networks from unwanted security threats. Through both internal development and acquisitions, we have continually enhanced and expanded our product portfolio to meet the evolving needs of customers worldwide. Our software analytics capture and transform terabytes of network traffic data in real time into high value, actionable information that enables customers to optimize network performance, manage applications, enhance security and gain insight into the end user experience.
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
On July 14, 2015, we completed the Comms Transaction, which was structured as a Reverse Morris Trust transaction whereby Danaher contributed the Communications Business to Newco. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the holders of common units of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. The Comms Transaction was aimed at extending NetScout's reach into growth-oriented adjacent markets, including cybersecurity, with a broader range of market-leading products and capabilities; strengthening its go-to-market resources to better support a larger, more diverse and more global customer base; and increasing NetScout's scale and elevating its strategic position within key accounts.
On August 19, 2016, we acquired certain assets and liabilities of Avvasi for $4.6 million. Avvasi’s technology allows service providers to measure, improve and monetize video in their networks. This acquisition builds on NetScout's ongoing investment in enhancing its service assurance capabilities for video traffic over 4G/LTE networks. For additional information regarding the Avvasi acquisition, see Note 7 of our Notes to Consolidated Financial Statements.
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
Results Overview
We continued to navigate through challenging market conditions, which have primarily impacted the timing and magnitude of orders with service provider customers. Despite the difficult selling environment, we have maintained relatively unchanged revenue, slightly improved our gross profit margins and increased our income from operations and income from operations margin due to the combination of investment and decreased costs related to the Comms Transaction when compared to the twelve months ended March 31, 2016.
NetScout's financial results for the fiscal year ended March 31, 2016 include approximately eight and one-half months of contribution from the Communications Business.
We continue to maintain strong liquidity. At March 31, 2017, we had cash, cash equivalents and marketable securities of $464.7 million. This represents an increase of $112.6 million over the previous fiscal year ended March 31, 2016. This increase was due to cash flows from operations of $227.8 million which was partially offset by $80.0 million used to repurchase shares of our common stock under our repurchase program, $29.7 million of cash used for capital expenditures and $4.6 million used in the Avvasi acquisition during the twelve months ended March 31, 2017.
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
The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the years ended March 31, 2017, 2016 and 2015:

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2017	2016	2015
GAAP revenue	$1,162,112	$955,419	$453,669
Product deferred revenue fair value adjustment	6,786	10,166	18
Service deferred revenue fair value adjustment	19,476	51,625	—
Delayed transfer entity adjustment	—	633	—
Amortization of acquired intangible assets	11,439	6,746	—
Non-GAAP revenue	$1,199,813	$1,024,589	$453,687

GAAP gross profit	$815,973	$626,970	$359,108
Product deferred revenue fair value adjustment	6,786	10,166	18
Service deferred revenue fair value adjustment	19,476	51,625	—
Inventory fair value adjustment	—	28,638	—
Delayed transfer entity adjustment	—	535	—
Share-based compensation expense	4,890	3,246	1,532
Amortization of acquired intangible assets	53,455	51,873	3,639
Business development and integration expense	398	1,401	—
Compensation for post-combination services	552	4,148	19
Acquisition related depreciation expense	240	293	—
Non-GAAP gross profit	$901,770	$778,895	$364,316

GAAP income (loss) from operations	$62,064	$(25,550)	$96,773
Product deferred revenue fair value adjustment	6,786	10,166	18
Service deferred revenue fair value adjustment	19,476	51,625
Inventory fair value adjustment	—	28,638	—
Delayed transfer entity adjustment	—	383	—
Share-based compensation expense	39,189	28,351	16,580
Amortization of acquired intangible assets	123,596	84,246	6,990
Business development and integration expense	12,083	29,434	11,956
Compensation for post-combination services	5,076	35,118	1,414

Restructuring charges	4,001	468	—
Acquisition related depreciation expense	3,136	3,898	—
Non-GAAP income from operations	$275,407	$246,777	$133,731

GAAP net income (loss)	$33,291	$(28,369)	$61,192
Product deferred revenue fair value adjustment	6,786	10,166	18
Service deferred revenue fair value adjustment	19,476	51,625	—
Inventory fair value adjustment	—	28,638	—
Share-based compensation expense	39,189	28,351	16,580
Amortization of acquired intangible assets	123,596	84,246	6,990
Business development and integration expense	12,083	29,434	11,956
Compensation for post-combination services	5,076	35,118	1,414
Restructuring charges	4,001	468	—
Loss on extinguishment of debt	—	55	—
Acquisition-related depreciation expense	3,136	3,898	—
Other income	(426)	—	—
Income tax adjustments	(67,662)	(86,263)	(13,810)
Non-GAAP net income	$178,546	$157,367	$84,340

GAAP diluted net income (loss) per share	$0.36	$(0.35)	$1.47
Per share impact of non-GAAP adjustments identified above	1.56	2.26	0.56
Non-GAAP diluted net income per share	$1.92	$1.91	$2.03

GAAP income (loss) from operations	$62,064	$(25,550)	$96,773
Previous adjustments to determine non-GAAP income from operations	213,343	272,327	36,958
Non-GAAP income from operations	275,407	246,777	133,731
Depreciation excluding acquisition related	34,131	23,289	12,719
Non-GAAP EBITDA from operations	$309,538	$270,066	$146,450

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

Our service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support (PCS), and other professional services including consulting and training. We generally provide software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Multi-element arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, we allocate the total arrangement consideration to the multiple elements based on each element’s fair value compared to the total relative selling price of all the elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist. We have established BESP for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. We also consider our overall pricing objectives and practices across different sales channels and geographies, and market conditions. We review sales of the product elements on a quarterly basis and update, when appropriate, our BESP for such elements to ensure that it reflects recent pricing experience. We have established VSOE for a majority of our service elements based on historical standalone sales or by the renewal rate offered to the customer. However certain business units we acquired as part of the Comms Transaction are unable to establish VSOE for undelivered elements. This occurs because the pricing for standalone sales does not occur in tight bands around a midpoint, and they are not contractually fixed. In these scenarios we have typically established BESP by creating wider bands around a midpoint for stand-alone transactions or in some cases using cost plus a margin for the underlying services and products. If VSOE of fair value does not exist for a deliverable, we have determined that BESP is the highest level of fair value that exists for those deliverables.
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
For multi-element arrangements comprised of a combination of hardware and software elements, the total arrangement consideration is bifurcated between the hardware and hardware-related deliverables and the software and software-related deliverables based on the relative selling prices of all deliverables as a group. Then, arrangement consideration for the hardware and hardware-related services is recognized upon delivery or as the related services are provided as outlined above and revenue for the software and software-related services is allocated following the residual method and recognized based upon delivery or as the related services are provided.
Our products are distributed through our direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when we deliver the product to the reseller or distributor. We record consideration given to a reseller or distributor as a reduction of revenue to the extent we have recorded revenue from the reseller or distributor. With limited exceptions, our return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, we have a history of successfully collecting receivables from our resellers and distributors.

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
Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items
We amortize acquired definite-lived intangible assets over their estimated useful lives. Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  We perform the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.  We have identified two reporting units: (1) Service Assurance and (2) Security. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on our qualitative assessment, it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. During fiscal year 2017, we performed a quantitative analysis for goodwill. We determined the fair value of the reporting unit's goodwill using established income and market valuation approaches. Goodwill was estimated to be recoverable as of January 31, 2017.
Indefinite-lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the indefinite-lived intangible assets below its carrying value. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on our qualitative assessment, we conclude that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. We completed our annual impairment test of the indefinite lived intangible asset at January 31, 2017 using the qualitative Step 0 assessment. No impairment indicators were observed as of January 31, 2017.
We completed two acquisitions (the Comms Transaction and the Avvasi acquisition) during the three year period ended March 31, 2017. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets we use a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. We are also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and a risk adjusted rate of return for a market participant purchasing those relationships.
The Comms Transaction in July 2015 contained both contingently returnable consideration and contingent purchase consideration. The contingently returnable consideration represented a contingent right of return from Danaher to reimburse NetScout for certain cash awards paid by NetScout to employees of the Communications Business transferred to Newco for post-combination services on various dates through August 4, 2016. During the fiscal year ended March 31, 2017, certain post-combination cash retention payments have been disbursed. Danaher reimbursed the Company for those costs and NetScout reimbursed Danaher for the tax benefit.
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
Based on historical experience, we assumed an annualized forfeiture rate of 0% for awards granted to our directors, an annualized forfeiture rate of approximately 2% for awards granted to our senior executives, and an annualized forfeiture rate of approximately 5% for all remaining employees. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
Results of Operations
Comparison of Years Ended March 31, 2017 and 2016
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the fiscal years ended March 31, 2017 and 2016, one direct customer, Verizon, accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2017		2016		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$735,531	63%	$633,408	66%	$102,123	16%
Service	426,581	37	322,011	34	104,570	32%
Total revenue	$1,162,112	100%	$955,419	100%	$206,693	22%
Product. The 16%, or $102.1 million, increase in product revenue compared to the same period last year was primarily due to a $105.4 million increase in revenue from entities acquired in the Comms Transaction. The twelve months ended March 31, 2016 only included eight and a half months of such revenues, as the Comms Transaction closed on July 14, 2015. In addition, there was a $10.8 million increase from the general enterprise sector in the legacy NetScout business. These increases were partially offset by a $14.1 million decrease in revenue from the service provider sector in the legacy NetScout business.
Service. The 32%, or $104.6 million, increase in service revenue compared to the same period last year was primarily due to a $106.4 million increase in revenue from entities acquired in the Comms Transaction. The twelve months ended March 31, 2016 only included eight and a half months of revenues from these entities as the Comms Transaction closed on July 14, 2015. This increase was partially offset by a $2.8 million decrease in maintenance revenue in the legacy NetScout business.
Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2017		2016		Change
		% of Revenue		% of Revenue	$	%
United States	$729,373	63%	$681,569	71%	$47,804	7%
International:
Europe	190,588	16	137,411	14	53,177	39%
Asia	99,277	9	61,566	7	37,711	61%
Rest of the world	142,874	12	74,873	8	68,001	91%
Subtotal international	432,739	37	273,850	29	158,889	58%
Total revenue	$1,162,112	100%	$955,419	100%	$206,693	22%
United States revenue increased 7%, or $47.8 million, primarily due to a $52.9 million increase in United States revenue from entities acquired as part of the Comms Transaction. The twelve months ended March 31, 2016 only included eight and a half months of such revenues, as the Comms Transaction closed on July 14, 2015. These increases were partially offset by a

$5.1 million decrease within the legacy NetScout business related to lower revenue in the service provider sector. The 58%, or $158.9 million, increase in international revenue was primarily due to a $159.5 million increase in international revenue from entities acquired as part of the Comms Transaction due to twelve months of such revenue as compared to eight and half months in the prior period, as well as an increase across the legacy NetScout general enterprise sector.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired software and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2017		2016
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$238,002	21%	$238,037	25%	$(35)	—%
Service	108,137	9	90,412	9	17,725	20%
Total cost of revenue	$346,139	30%	$328,449	34%	$17,690	5%
Gross profit:
Product $	$497,529	43%	$395,371	41%	$102,158	26%
Product gross profit %	68%		62%		6%
Service $	318,444	27%	231,599	24%	86,845	37%
Service gross profit %	75%		72%		3%
Total gross profit $	$815,973		$626,970		$189,003	30%
Total gross profit %	70%		66%		4%
Product. The $35 thousand decrease in cost of product revenue was due to a $3.0 million decrease in direct material costs and a $2.3 million decrease in amortization of legacy NetScout intangibles primarily due to the acceleration of amortization of certain intangibles during the twelve months ended March 31, 2016 for the legacy NetScout business. These decreases were partially offset by a $5.9 million increase in the incremental costs related to the Comms Transaction. The twelve months ended March 31, 2016 only included eight and a half months of such expenses, as the Comms Transaction closed on July 14, 2015. The product gross profit percentage increased by six percentage points to 68% during the fiscal year ended March 31, 2017 as compared to the same period in the prior year. Average headcount in cost of product revenue was 96 and 100 for the fiscal years ended March 31, 2017 and 2016, respectively.
Service. The 20%, or $17.7 million, increase in cost of service revenue was primarily due to a $16.0 million increase in the incremental costs related to the Comms Transaction. The twelve months ended March 31, 2016 only included eight and a half months of such expenses, as the Comms Transaction closed on July 14, 2015. In addition, in the legacy NetScout business there was a $782 thousand increase in allocated overhead expenses, a $591 thousand increase in employee-related expenses due to an increase in headcount and a $506 thousand increase in software license expense. These increases were partially offset by a $717 thousand decrease in cost of materials used to support customers under service contracts in the legacy NetScout business. The service gross profit percentage increased by three percentage points to 75% for the twelve months ended March 31, 2017 when compared to the twelve months ended March 31, 2016. The 37%, or $86.8 million, increase in service gross profit corresponds with the 32%, or $104.6 million, increase in service revenue, partially offset by the 20%, or $17.7 million, increase in cost of services. Average headcount in cost of service revenue was 616 and 608 for the fiscal years ended March 31, 2017 and 2016, respectively.
Gross profit. Our gross profit increased 30%, or $189.0 million. This increase is attributable to our increase in revenue of 22%, or $206.7 million, partially offset by a $17.7 million, or 5%, increase in cost of revenue. The gross margin percentage increased four percentage points to 70% during the fiscal year ended March 31, 2017 when compared to the same period in the prior year.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2017		2016
		% of Revenue		% of Revenue	$	%
Research and development	$232,701	20%	$208,630	22%	$24,071	12%
Sales and marketing	328,628	28	293,335	31	35,293	12%
General and administrative	118,438	10	117,714	12	724	1%
Amortization of acquired intangible assets	70,141	6	32,373	3	37,768	117%
Restructuring charges	4,001	—	468	—	3,533	755%
Total operating expenses	$753,909	64%	$652,520	68%	$101,389	16%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 12%, or $24.1 million, increase in research and development expenses compared to the same period last year was primarily due to a $23.5 million increase in the incremental costs related to the Comms Transaction. The twelve months ended March 31, 2016 only included eight and a half months of such expenses, as the Comms Transaction closed on July 14, 2015. Average headcount in research and development was 1,210 and 1,224 for the fiscal years ended March 31, 2017 and 2016, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses, including commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 12%, or $35.3 million, increase in total sales and marketing expenses compared to the same period last year was primarily due to a $35.9 million increase in the incremental costs related to the Comms Transaction. The twelve months ended March 31, 2016 only included eight and a half months of such expenses, as the Comms Transaction closed on July 14, 2015. Average headcount in sales and marketing was 935 and 930 for the fiscal years ended March 31, 2017 and 2016, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 1%, or $724 thousand, increase in general and administrative expenses compared to the same period last year was primarily due a $15.0 million decrease in business development expenses related to the Comms Transaction and a $3.1 million decrease in the costs related to the Comms Transaction offset by a $6.6 million increase in compensation-related expenses, a $3.5 million increase in legal expenses, a $1.9 million increase in depreciation expense, a $1.6 million increase in allocated overhead expenses, a $1.3 million increase in software license expense, a $960 thousand increase in consulting and outside services fees and a $513 thousand increase in state franchise taxes in the legacy NetScout business. Average headcount in general and administrative was 283 and 282 for the fiscal years ended March 31, 2017 and 2016, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, trademark and tradenames, and leasehold interest related to the acquisitions of the Communications Business, ONPATH Technologies, Inc. (ONPATH), Accanto, Simena, LLC (Simena), Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics), Network General and Avvasi.
The 117%, or $37.8 million, increase in amortization of acquired intangible assets was primarily due to an increase of $39.4 million in amortization related to the Comms Transaction, as there were twelve months of such amortization as of March 31, 2017 as compared to eight and a half months in the prior period. These increases were partially offset by a $1.6 million decrease in amortization of acquired intangible assets in the legacy NetScout business as a result of the acceleration of amortization of certain intangibles during the twelve months ended March 31, 2016.
Restructuring. We restructured certain departments to better align functions subsequent to the Comms Transaction. As a result of the restructuring programs, we recorded $4.0 million and $0.5 million of restructuring charges related to costs to be paid to employees for one-time termination benefits and facility related charges during the twelve months ended March 31,

2017 and 2016, respectively. We expect to incur an additional $0.7 million of restructuring charges in the first quarter of fiscal year 2018.
Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2017		2016
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(9,879)	(1)%	$(6,889)	(1)%	$(2,990)	(43)%
The 43%, or $3.0 million, increase in interest and other expense, net was primarily due to a $2.9 million increase in interest expense due to additional amounts drawn down on the credit facility entered into on July 14, 2015 during the fourth quarter of fiscal year 2016 and a $1.0 million increase in foreign currency exchange expense.
Income Tax Expense
The annual effective tax rate for fiscal year 2017 was 36.2%, compared to an annual effective tax benefit of 12.5% for fiscal year 2016. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes and foreign withholding taxes, partially offset by the tax benefit associated with the Company’s domestic production activities deduction, research and development tax credits and earnings in jurisdictions subject to tax rates lower than the U.S. statutory rate. The effective tax rate for the twelve months ended March 31, 2017 was higher than the effective rate for the twelve months ended March 31, 2016, primarily due to the volatility related to the low profit before tax coupled with significant differences due to transaction related expenses recorded in the twelve months ended March 31, 2016.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2017		2016
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$18,894	2%	$(4,070)	—%	$22,964	564%

Comparison of Years Ended March 31, 2016 and 2015
Revenue
During the fiscal year ended March 31, 2016, one direct customer, Verizon, accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2015, Verizon and one other direct customer accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2016		2015
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$633,408	66%	$272,895	60%	$360,513	132%
Service	322,011	34	180,774	40	141,237	78%
Total revenue	$955,419	100%	$453,669	100%	$501,750	111%
Product. The 132%, or $360.5 million, increase in product revenue compared to fiscal year ended March 31, 2015 was primarily due to $378.8 million in additional revenue resulting from the Comms Transaction. This increase was partially offset by an $11.4 million decrease in revenue from our legacy service provider sector and a $6.9 million decrease in revenue from our legacy general enterprise sector.
Service. The 78%, or $141.2 million, increase in service revenue compared to fiscal year ended March 31, 2015 was primarily due to a $128.7 million increase from the expansion of our customer base due to the Comms Transaction and a $12.7 million increase in revenue from maintenance contracts in our legacy NetScout business due to new maintenance contracts and renewals from a growing support base.
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
United States revenues increased 96%, or $333.2 million, primarily due to a $334.1 million increase from entities acquired as part of the Comms Transaction. The 160%, or $168.5 million, increase in international revenue was primarily due to a $173.4 million increase from entities acquired as part of the Comms Transaction, partially offset by a decrease across the legacy general enterprise sector.

Cost of Revenue and Gross Profit

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016		2015		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$238,037	25%	$59,037	13%	$179,000	303%
Service	90,412	9	35,524	8	54,888	155%
Total cost of revenue	$328,449	34%	$94,561	21%	$233,888	247%
Gross profit:
Product $	$395,371	41%	$213,858	47%	181,513	85%
Product gross profit	62%		78%		(16)%
Service $	231,599	24%	145,250	32%	86,349	59%
Service gross profit	72%		80%		(8)%
Total gross profit $	$626,970		$359,108		$267,862	75%
Total gross profit %	66%		79%		(13)%
Product. The 303%, or $179.0 million, increase in cost of product revenue was primarily due to the 132%, or $360.5 million increase in product revenue for the fiscal year ended March 31, 2016 when compared to the fiscal year ended March 31, 2015. The increase in cost of product revenue was primarily due to a $181.7 million increase as a result of the incremental costs from the operations related to the Comms Transaction, as well as an $886 thousand increase in amortization of intangibles primarily due to the acceleration of intangibles in the legacy NetScout business. These increases were partially offset by a $3.3 million decrease in cost of goods sold for the legacy NetScout business as well as a $1.2 million decrease in obsolescence charges. The product gross profit percentage decreased by sixteen percentage points to 62% during the fiscal year ended March 31, 2016 as compared to the same period in the prior year. Average headcount in cost of product revenue was 100 and 32 for the fiscal years ended March 31, 2016 and 2015, respectively.
Service. The 155%, or $54.9 million, increase in cost of service revenue was primarily due to a $52.2 million increase as a result of the incremental costs from the operations related to the Comms Transaction, a $1.2 million increase in compensation related expenses in the legacy NetScout business and a $959 thousand increase in cost of contracts. The service gross profit percentage decreased by eight percentage points to 72% for the fiscal year ended March 31, 2016 when compared to the fiscal year ended March 31, 2015. The 59%, or $86.3 million, increase in service gross profit corresponds with the 78%, or $141.2 million, increase in service revenue, partially offset by the 155%, or $54.9 million, increase in cost of services. Average headcount in cost of service revenue was 608 and 168 for the years ended March 31, 2016 and 2015, respectively.
Gross profit. Our gross profit increased 75%, or $267.9 million. This increase is attributable to our increase in revenue of 111%, or $501.8 million, partially offset by a $233.9 million, or 247%, increase in cost of revenue. The gross margin percentage decreased thirteen percentage points to 66% during the fiscal year ended March 31, 2016 when compared to the same period in the prior year.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016		2015		Change
		% of Revenue		% of Revenue	$	%
Research and development	$208,630	22%	$75,242	17%	$133,388	177%
Sales and marketing	293,335	31	136,446	30	156,889	115%
General and administrative	117,714	12	47,296	10	70,418	149%
Amortization of acquired intangible assets	32,373	3	3,351	1	29,022	866%
Restructuring charges	468	—	—	—	468	100%
Total operating expenses	$652,520	68%	$262,335	58%	$390,185	149%
Research and development. The 177%, or $133.4 million, increase in research and development expenses was due to a $133.5 million increase as a result of the incremental costs from the operations related to the Comms Transaction. Average headcount in research and development was 1,224 and 358 for the fiscal years ended March 31, 2016 and 2015, respectively.
Sales and marketing. The 115%, or $156.9 million, increase in total sales and marketing expenses was primarily due to a $146.2 million increase as a result of the incremental costs from the operations related to the Comms Transaction. In addition, in the legacy NetScout business there was a $3.8 million increase in commission expense, a $2.5 million increase in deal related compensation expense, a $2.0 million increase in events, $1.8 million increase for the NetScout User Conference, a $1.5 million increase in employee related expense items resulting in part from increased headcount as well as increase compensation related items and a $1.3 million increase in advertising expenses. These expenses were partially offset by a $1.2 million decrease in recruiting expenses and an $863 thousand decrease in travel expenses for the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2015. Average headcount in sales and marketing was 930 and 374 for the fiscal years ended March 31, 2016 and 2015, respectively.
General and administrative. The 149%, or $70.4 million, increase in general and administrative expenses was primarily due to a $48.8 million increase as a result of the incremental costs from the operations related to the Comms Transaction, a $14.8 million increase in business development expenses, a $2.5 million increase in legal expenses, a $1.9 million increase in accounting services, a $1.8 million thousand increase in employee related expenses as a result of increased compensation related expenses. Average headcount in general and administrative was 282 and 123 for the fiscal years ended March 31, 2016 and 2015, respectively.
Amortization of acquired intangible assets. The 866%, or $29.0 million, increase in amortization of acquired intangible assets was due to a $27.9 million increase in amortization associated with the Comms Transaction, as well as a $1.2 million increase in the legacy NetScout business related to acceleration of the amortization of certain intangibles.
Interest and Other Expense, Net

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016		2015		Change
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(6,889)	(1)%	$(1,808)	—%	$(5,081)	(281)%
The 281%, or $5.1 million, increase in interest and other expense, net was due to a $5.5 million increase in interest expense due to amounts drawn down on the credit facility entered into on July 14, 2015, as well as a $1.0 million increase as a result of the incremental costs from operations related to the Comms Transaction. These were partially offset by a $1.2 million decrease in foreign currency expense and a $246 thousand increase from interest income received on investments.
Income Tax Expense
The annual effective tax rate for fiscal year 2016 was 12.5%, compared to an annual effective tax rate of 35.6% for fiscal year 2015. Generally, the effective tax rate differs from statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the fiscal year ended March 31, 2016 is lower than the comparable prior year period primarily related to a decrease in profit before taxes due to Transaction related expenses recorded in the year, an increase in research and development credits attributable to acquired companies and a change in the jurisdictional mix of earnings.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2016		2015		Change
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(4,070)	—%	$33,773	7%	$(37,843)	(112)%
Contractual Obligations
At March 31, 2017, we had the following contractual obligations:
Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$324,952	$7,574	$15,168	$302,210	$—
Unconditional purchase obligations (2)	32,182	29,805	2,377	—	—
Operating lease obligations (3)	39,686	13,992	14,046	7,681	3,967
Pension benefit plan	30,141	296	744	958	28,143
Contingent purchase consideration	5,449	660	4,789	—	—
Total contractual obligations	$432,410	$52,327	$37,124	$310,849	$32,110
At March 31, 2017, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $3.2 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. We have also excluded long-term deferred revenue of $86.6 million as such amounts will be recognized as services are provided.

(1)	Includes estimated future interest at an interest rate of 2.49% for our outstanding term loan at March 31, 2017.

(2)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

(3)	We lease facilities and certain equipment under operating lease agreements extending through March 2024 for a total of $39.7 million.
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
Commitment and Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires us to record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible, but not probable, that an asset has been impaired or a liability has been incurred, or if the amount of a probable loss cannot be reasonably estimated, then, in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

We have one contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At March 31, 2017, the fair value of the future consideration was $4.8 million.
Our contingent purchase consideration at March 31, 2017 includes $660 thousand related to the Avvasi acquisition that occurred in August 2016. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover any damages we suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement.
Warranty and Indemnification
We warrant that our software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and generally expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and generally expires 60 days to 12 months thereafter. Additionally, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout; customers’ failure to follow our installation, operation or maintenance instructions; and events outside of our reasonable control. We also warrant that all support services will be performed in a good and workmanlike manner. We believe that our product and support service warranties are consistent with commonly accepted industry standards. Warranty cost information is presented and no material warranty costs are accrued since service revenue associated with warranty is deferred at the time of sale and recognized ratably over the warranty period.
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
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	At March 31, (Dollars in Thousands)
	2017	2016	2015
Cash and cash equivalents	$304,880	$210,711	$104,893
Short-term marketable securities	137,892	128,003	101,392
Long-term marketable securities	21,933	13,361	58,572
Cash, cash equivalents and marketable securities	$464,705	$352,075	$264,857
Cash, cash equivalents and marketable securities
At March 31, 2017 cash, cash equivalents and marketable securities totaled $464.7 million, up $112.6 million from $352.1 million at March 31, 2016. This increase was due to cash flows from operations of $227.8 million which was partially offset by $80.0 million used to repurchase shares of our common stock under our repurchase program, $29.7 million of cash used for capital expenditures and $4.6 million used in the Avvasi acquisition during the twelve months ended March 31, 2017.

At March 31, 2017, cash, short-term and long-term investments in the United States were $362.6 million, while cash held outside of the United States was approximately $102.1 million.
Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2017	2016	2015
Net cash provided by operating activities	$227,809	$95,285	$106,933
Net cash (used in) provided by investing activities	$(42,281)	$25,089	$(56,185)
Net cash used in financing activities	$(90,598)	$(15,300)	$(48,760)
Net cash from operating activities
Fiscal year 2017 compared to fiscal year 2016
Cash provided by operating activities was $227.8 million during the fiscal year ended March 31, 2017, compared to $95.3 million of cash provided by operating activities in the fiscal year ended March 31, 2016. This $132.5 million increase was due in part to a $61.7 million increase from net income, a $47.5 million net increase from amounts due to and from related parties as a result of the Comms Transaction, a $31.1 million increase from deferred income taxes, a $20.8 million increase from depreciation and amortization, a $10.8 million increase from share-based compensation expense, a $7.4 million increase from deferred revenue, a $6.9 million increase from inventories, a $4.7 million increase from prepaid expenses and other assets and a $1.0 million increase from income taxes payable. These increases were partially offset by a $26.5 million decrease from accrued compensation and other expenses and a $24.8 million unfavorable impact from accounts receivable and unbilled costs. Accounts receivable days sales outstanding was 80 days at March 31, 2017 compared to 80 days at March 31, 2016 and 61 days at March 31, 2015. In addition, there was a $6.6 million decrease from deal-related compensation expense and accretion charges and a $1.9 million decrease in cash inflows from accounts payable related to the normalization of the accounts payable balances across the larger business during twelve months ended March 31, 2017 as compared to the twelve months ended March 31, 2016.
Fiscal year 2016 compared to fiscal year 2015
Cash provided by operating activities was $95.3 million during the fiscal year ended March 31, 2016, compared to $106.9 million of cash provided by operating activities in the fiscal year ended March 31, 2015. This $11.6 million decrease was due in part to an $89.5 million decrease from net income, a $44.9 million decrease in deferred income taxes, $27.3 million decrease from prepaid expenses and other assets, an $18.5 million decrease from amounts owed from a related party as a result of the Comms Transaction, a $6.7 million decrease from amounts that are due to a related party as a result of the Comms Transaction and a $1.5 million unfavorable impact from accounts receivable. Accounts receivable days sales outstanding was 80 days at March 31, 2016 compared to 61 days at March 31, 2015. These decreases were partially offset by a $120.4 million increase in depreciation and amortization and a $20.0 million increase from accrued compensation and other expenses. This increase from accrued compensation and other expenses was due largely to the timing of accruals and payments for compensation related items and legal and accounting related fees. In addition, there was an $11.8 million increase in share-based compensation, a $9.0 million increase from deferred revenue, a $6.6 million increase in deal related compensation and a $6.0 million increase from inventories.

Net cash from investing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2017	2016	2015
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(199,841)	$(100,278)	$(133,212)
Proceeds from maturity of marketable securities	181,321	118,881	89,954
Purchase of fixed assets	(29,696)	(24,783)	(12,808)
Purchase of intangible assets	(1,031)	(3,962)	(174)
Acquisition of businesses, net of cash acquired	(4,606)	27,700	—
Decrease (increase) in deposits	129	(150)	55
Contingent purchase consideration	660	—	—
Collection of contingently returnable consideration	12,864	9,306	—
Change in restricted cash	(660)	—	—
Capitalized software development costs	(1,421)	(1,625)	—
	$(42,281)	$25,089	$(56,185)
Cash used in investing activities increased by $67.4 million to $42.3 million during the fiscal year ended March 31, 2017, compared to $25.1 million of cash provided by investing activities during the fiscal year ended March 31, 2016. Cash provided by investing activities increased by $81.3 million to $25.1 million during the fiscal year ended March 31, 2016, compared to $56.2 million of cash used for investing activities during the fiscal year ended March 31, 2015.
Net cash inflows relating to the purchase and sales of marketable securities was down $37.1 million during the fiscal year ended March 31, 2017 relating to the amount of investments held at each respective balance sheet date, from an inflow of $18.6 million during fiscal year ended March 31, 2016 to an outflow of $18.5 million during fiscal year ended March 31, 2017. Net cash inflows relating to the purchase and sales of marketable securities was up $61.9 million during the fiscal year ended March 31, 2016 relating to the amount of investments held at each respective balance sheet date, from an outflow of $43.3 million during the fiscal year ended March 31, 2015 to an inflow of $18.6 million during the fiscal year ended March 31, 2016.
During the twelve months ended March 31, 2017, there was a $4.6 million cash outflow related to the assets and liabilities acquired as part of the Avvasi acquisition. During the twelve months ended March 31, 2016, there was a $27.7 million cash inflow related to cash acquired as part of the Comms Transaction.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2018.
Purchases of intangible assets decreased by $2.9 million during the fiscal year ended March 31, 2017 as compared to the fiscal year ended March 31, 2016. During fiscal years ended March 31, 2017 and 2016, we entered into agreements to acquire technology licenses for $1.0 million and $3.7 million, respectively.
Net cash from financing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2017	2016	2015
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$1	$140
Treasury stock repurchases	(89,555)	(311,850)	(51,714)
Proceeds from issuance of long-term debt, net of issuance costs	—	294,623	—
Excess tax benefit (shortfall) from share-based compensation awards	(1,045)	1,926	2,814
	$(90,598)	$(15,300)	$(48,760)

Cash used in financing activities was up $75.3 million to $90.6 million during the fiscal year ended March 31, 2017, compared to $15.3 million of cash used in financing activities during the fiscal year ended March 31, 2016.
We repurchased 3,148,426 and 10,078,136 shares for $80.0 million and $300.0 million under our stock repurchase program during the twelve months ended March 31, 2017 and 2016, respectively.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 320,572 shares for $9.6 million, 256,514 shares for $9.1 million and 247,568 shares for $10.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2017, 2016 and 2015, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
We had a tax shortfall of $1.0 million from share-based compensation awards during the fiscal year ended March 31, 2017. During the fiscal years ended March 31, 2016 and 2015, we generated $1.9 million and $2.8 million of excess tax benefits from share-based compensation awards.
Credit Facility
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We may elect to use the credit facility for working capital purposes or to finance the repurchase of up to 20 million shares of common stock under our common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At March 31, 2017, $300 million was outstanding under this credit facility.
At our election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended December 31, 2016, until we have delivered financial statements for the quarter ended March 31, 2017, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
Our consolidated leverage ratio is the ratio of our total funded debt compared to its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of consolidated adjusted EBITDA in the Credit Agreement.
Commitment fees accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended December 31, 2016 until we have delivered financial statements for the quarter ended March 31, 2017, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.35% per annum if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
The Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At March 31, 2017, we were in compliance with all of these covenants.
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
In connection with new revolving credit facility described above, effective as of the Closing Date, we terminated our existing term loan and revolving credit facility pursuant to the Credit and Security Agreement, dated as of November 22, 2011, by and among the Company, KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto.
We capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.4 million as of March 31, 2017. A balance of $1.4 million is included as prepaid expenses and other current assets and a balance of $3.0 million is included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2018
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
Recent Accounting Standards
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (ASU 2017-07) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. ASU 2017-07 is effective for the Company beginning April 1, 2018. We are currently assessing the potential impact of the adoption of ASU 2017-07 on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption. We adopted this standard in the fourth quarter of fiscal year 2017 as early adoption was permitted.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for annual periods beginning December 15, 2017. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We are evaluating the new guidance and do not believe the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We do not believe ASU 2016-18 will have a material impact on our consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are evaluating the new guidance and do not believe the adoption of ASU 2016-16 will have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us beginning April 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2016-09 on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02), its new standard on accounting for leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. ASU 2016-02 is effective for annual reporting periods beginning after December 31, 2018 and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-04, 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for us April 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. We believe we will elect the modified retrospective transition approach. However, we are still in the early stages of evaluating the impact of this new accounting standard. The adoption will most likely result in a reduction in deferred revenue as of April 1, 2018 because we will no longer require VSOE of fair value to recognize software deliverables. Upon adoption of ASC 606, we expect to recognize a greater proportion of revenue upon delivery of our products, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a period of time. Since we currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact in the consolidated financial statements in the year of adoption. There will be no impact to cash flows. We continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of March 31, 2017, we owed $300 million on this loan with an interest rate of 2.49%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2017. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $747 thousand as of March 31, 2017.
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At March 31, 2017 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2017, we had foreign currency forward contracts with notional amounts totaling $14.8 million. The valuation of outstanding foreign currency forward contracts at March 31, 2017 resulted in a liability balance of $213 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $110 thousand reflecting favorable rates in comparison to current market rates. At March 31, 2016, we had foreign currency forward contracts with notional amounts totaling $17.5 million. The valuation of outstanding foreign currency forward contracts at March 31, 2016 resulted in a liability balance of $158 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $191 thousand reflecting favorable rates in comparison to current market rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, NetScout, under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Changes in Internal Control over Financial Reporting
During the year ended March 31, 2017, we have fully extended our oversight and monitoring processes that support our internal control over financial reporting to include those entities acquired in the Comms Transaction that were exempt in the prior year. There has been no other change in our internal control over financial reporting during the fiscal year ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions “Directors and Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “The Board of Directors and its Committees” and “Corporate Governance” in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120  days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption “Compensation and Other Information Concerning Directors and Executive Officers” in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions “Director Independence,” “Employment and Other Agreements” and “Transactions with Related Persons” in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included under the captions “Auditors Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Non-Audit Services” in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets at March 31, 2017 and 2016	F-3

		Consolidated Statements of Operations for the Years Ended March 31, 2017, 2016 and 2015	F-4

		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2017, 2016 and 2015	F-5

		Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2017, 2016 and 2015	F-6

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2017, 2016 and 2015	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2017, 2016 and 2015	S-1

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

Date: May 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 24, 2017
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 24, 2017
Jean Bua

/S/ VICTOR A. DEMARINES	Director	May 24, 2017
Victor A. DeMarines

/S/ JOHN R. EGAN	Director	May 24, 2017
John R. Egan

/S/ JOSEPH G. HADZIMA, JR.	Director	May 24, 2017
Joseph G. Hadzima, Jr.

/S/ VINCENT J. MULLARKEY	Director	May 24, 2017
Vincent J. Mullarkey

/s/ ROBERT E. DONAHUE	Director	May 24, 2017
Robert E. Donahue

/S/ CHRISTOPHER PERRETTA	Director	May 24, 2017
Christopher Perretta

/s/ JAMES A. LICO	Director	May 24, 2017
James A. Lico

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetScout Systems, Inc. and its subsidiaries at March 31, 2017 and March 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 24, 2017

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2017	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$304,880	$210,711
Marketable securities	137,892	128,003
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $2,066 and $5,069 at March 31, 2017 and 2016, respectively	294,374	247,199
Inventories and deferred costs	40,002	58,029
Prepaid income taxes	40,346	18,137
Prepaid expenses and other current assets (related party balances of $3,585 and $44,161 at March 31, 2017 and 2016, respectively)	36,972	78,399
Total current assets	854,466	740,478
Fixed assets, net	61,393	62,033
Goodwill	1,718,162	1,709,369
Intangible assets, net	931,269	1,054,040
Deferred income taxes	6,580	6,206
Long-term marketable securities	21,933	13,361
Other assets	7,710	7,356
Total assets	$3,601,513	$3,592,843
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $444 and $5,893 at March 31, 2017 and 2016, respectively)	$37,407	$43,969
Accrued compensation	77,607	82,303
Accrued other	29,522	32,045
Income taxes payable	5,057	2,091
Deferred revenue and customer deposits	310,594	296,648
Total current liabilities	460,187	457,056
Other long-term liabilities	3,976	2,903
Deferred tax liability	277,599	285,359
Accrued long-term retirement benefits	32,117	31,378
Long-term deferred revenue and customer deposits	86,595	68,129
Long-term debt	300,000	300,000
Contingent liabilities, net of current portion	4,789	4,636
Total liabilities	1,165,263	1,149,461
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 and 2016	—	—
Common stock, $0.001 par value: 300,000,000 and 150,000,000 shares authorized; 115,917,431 and 114,495,614 shares issued and 92,041,288 and 94,088,469 shares outstanding at March 31, 2017 and 2016, respectively	116	114
Additional paid-in capital	2,693,846	2,642,745
Accumulated other comprehensive loss	(3,472)	(1,501)
Treasury stock at cost, 23,876,143 and 20,407,145 shares at March 31, 2017 and 2016, respectively	(570,921)	(481,366)
Retained earnings	316,681	283,390
Total stockholders’ equity	2,436,250	2,443,382
Total liabilities and stockholders’ equity	$3,601,513	$3,592,843

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015
Revenue:
Product	$735,531	$633,408	$272,895
Service	426,581	322,011	180,774
Total revenue	1,162,112	955,419	453,669
Cost of revenue:
Product (related party balances of $7,229, $25,055 and $0, respectively)	238,002	238,037	59,037
Service (related party balances of $745, $5,736 and $0, respectively)	108,137	90,412	35,524
Total cost of revenue	346,139	328,449	94,561
Gross profit	815,973	626,970	359,108
Operating expenses:
Research and development (related party balances of $1,624, $16,701 and $0, respectively)	232,701	208,630	75,242
Sales and marketing (related party balances of $2,423, $15,430 and $0, respectively)	328,628	293,335	136,446
General and administrative (related party balances of $4,099, $16,055 and $0, respectively)	118,438	117,714	47,296
Amortization of acquired intangible assets	70,141	32,373	3,351
Restructuring charges	4,001	468	—
Total operating expenses	753,909	652,520	262,335
Income (loss) from operations	62,064	(25,550)	96,773
Interest and other income (expense), net:
Interest income	1,021	691	445
Interest expense	(9,184)	(6,329)	(773)
Other income (expense), net (related party balances of $426, ($379) and $0, respectively)	(1,716)	(1,251)	(1,480)
Total interest and other expense, net	(9,879)	(6,889)	(1,808)
Income (loss) before income tax expense (benefit)	52,185	(32,439)	94,965
Income tax expense (benefit)	18,894	(4,070)	33,773
Net income (loss)	$33,291	$(28,369)	$61,192
Basic net income (loss) per share	$0.36	$(0.35)	$1.49
Diluted net income (loss) per share	$0.36	$(0.35)	$1.47
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	92,226	81,927	41,105
Net income (loss) per share—diluted	92,920	81,927	41,637

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31,
	2017	2016	2015
Net income (loss)	$33,291	$(28,369)	$61,192
Other comprehensive income (loss):
Cumulative translation adjustments	(1,000)	1,446	(6,311)
Recognition of actuarial net (loss) gain from pension and other post-retirement plans, net of (benefit) taxes of ($368), $215 and $0	(858)	632	—
Changes in market value of investments:
Changes in unrealized (losses) gains, net of taxes of $0, $0 and $0	(59)	3	(12)
Total net change in market value of investments	(59)	3	(12)
Changes in market value of derivatives:
Changes in market value of derivatives, net of tax (benefits) of ($167), ($329) and ($1,113)	(277)	(523)	(1,937)
Reclassification adjustment for net gains included in net income (loss), net of taxes of $135, $915 and $497	223	1,586	843
Total net change in market value of derivatives	(54)	1,063	(1,094)
Other comprehensive income (loss)	(1,971)	3,144	(7,417)
Total comprehensive income (loss)	$31,320	$(25,225)	$53,775

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2014	49,922,959	$50	$273,574	$2,772	8,757,175	$(117,802)	$250,567	$409,161

Net income							61,192	61,192
Unrealized net investment losses				(12)				(12)
Unrealized net losses on derivative financial instruments				(1,094)				(1,094)
Cumulative translation adjustments				(6,311)				(6,311)
Issuance of common stock pursuant to exercise of options	23,850	—	139					139
Issuance of common stock pursuant to vesting of restricted stock units	728,239	1						1
Stock-based compensation expense for restricted stock units granted to employees			15,685					15,685
Issuance of common stock under employee stock purchase plan	137,500		5,889					5,889
Repurchase of treasury stock					1,247,568	(51,714)		(51,714)
Excess tax benefit from share-based compensation awards			2,814					2,814
Balance, March 31, 2015	50,812,548	51	298,101	(4,645)	10,004,743	(169,516)	311,759	435,750
Net loss							(28,369)	(28,369)
Unrealized net investment gains				3				3
Unrealized net gains on derivative financial instruments				1,063				1,063
Cumulative translation adjustments				1,446				1,446
Recognition of actuarial net gain from pension and other post-retirement plan				632				632
Issuance of common stock pursuant to vesting of restricted stock units	736,170	1						1
Stock-based compensation expense for restricted stock units granted to employees			26,609					26,609
Issuance of common stock under employee stock purchase plan	447,252		10,560					10,560
Repurchase of treasury stock					10,402,402	(311,850)		(311,850)
Issuance of shares related to the Comms Transaction	62,499,644	62	2,305,549					2,305,611
Excess tax benefit from share-based compensation awards			1,926					1,926
Balance, March 31, 2016	114,495,614	114	2,642,745	(1,501)	20,407,145	(481,366)	283,390	2,443,382
Net income							33,291	33,291
Unrealized net investment losses				(59)				(59)
Unrealized net losses on derivative financial instruments				(54)				(54)
Cumulative translation adjustments				(1,000)				(1,000)
Recognition of actuarial net losses from pension and other post-retirement plan				(858)				(858)
Issuance of common stock pursuant to vesting of restricted stock units	950,159	2						2
Stock-based compensation expense for restricted stock units granted to employees			36,449					36,449
Issuance of common stock under employee stock purchase plan	471,658		15,697					15,697
Repurchase of treasury stock					3,468,998	(89,555)		(89,555)
Shortfall from share-based compensation awards			(1,045)					(1,045)
Balance, March 31, 2017	115,917,431	$116	$2,693,846	$(3,472)	23,876,143	$(570,921)	$316,681	$2,436,250
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$33,291	$(28,369)	$61,192
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	160,863	140,071	19,709
Loss on disposal of fixed assets	271	134	300
Deal related compensation expense and accretion charges	153	6,728	153
Share-based compensation expense associated with equity awards	39,189	28,351	16,580
Net change in fair value of contingent and contractual liabilities	—	—	(10)
Deferred income taxes	(11,008)	(42,121)	2,736
Other (gains) losses	(111)	(279)	168
Changes in assets and liabilities
Accounts receivable and unbilled costs	(48,080)	(23,259)	(21,801)
Due from related party	25,055	(18,483)	—
Inventories	12,456	5,523	(499)
Prepaid expenses and other assets	(24,751)	(29,481)	(2,169)
Accounts payable	405	2,334	1,355
Accrued compensation and other expenses	6,785	33,250	13,233
Due to related party	(2,792)	(6,743)	—
Income taxes payable	3,008	1,984	(684)
Deferred revenue	33,075	25,645	16,670
Net cash provided by operating activities	227,809	95,285	106,933
Cash flows from investing activities:
Purchase of marketable securities	(199,841)	(100,278)	(133,212)
Proceeds from maturity of marketable securities	181,321	118,881	89,954
Purchase of fixed assets	(29,696)	(24,783)	(12,808)
Purchase of intangible assets	(1,031)	(3,962)	(174)
Acquisition of businesses, net of cash acquired	(4,606)	27,700	—
Decrease (increase) in deposits	129	(150)	55
Contingent purchase consideration	660	—	—
Collection of contingently returnable consideration	12,864	9,306	—
Change in restricted cash	(660)	—	—
Capitalized software development costs	(1,421)	(1,625)	—
Net cash (used in) provided by investing activities	(42,281)	25,089	(56,185)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	1	140
Treasury stock repurchases	(89,555)	(311,850)	(51,714)
Proceeds from issuance of long-term debt, net of issuance costs	—	294,623	—
Excess tax benefit (shortfall) from share-based compensation awards	(1,045)	1,926	2,814
Net cash used in financing activities	(90,598)	(15,300)	(48,760)
Effect of exchange rate changes on cash and cash equivalents	(761)	744	829
Net increase in cash and cash equivalents	94,169	105,818	2,817
Cash and cash equivalents, beginning of year	210,711	104,893	102,076
Cash and cash equivalents, end of year	$304,880	$210,711	$104,893
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,442	$3,807	$—
Cash paid for income taxes	$49,290	$50,658	$29,233
Non-cash transactions:
Transfers of inventory to fixed assets	$4,928	$1,229	$940
Additions to property, plant and equipment included in accounts payable	$1,241	$(1,065)	$(187)
Debt issuance costs settled through the issuance of additional debt	$—	$5,377	$—
Issuance of common stock under employee stock purchase plans	$15,697	$10,560	$5,889
Purchase consideration	$—	$2,276,256	$—
Contingently returnable consideration	$—	$29,355	$—
Contingent consideration related to acquisition, included in accrued other	$660	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
NOTE 1 – NATURE OF BUSINESS
NetScout Systems, Inc., or NetScout or the Company, is an industry leader for real-time operational intelligence and performance analytics for service assurance and cybersecurity solutions that are used in many of the most demanding service provider, enterprise and government networks. The Company's solutions, based on proprietary Adaptive Service Intelligence (ASI) technology, help customers continuously monitor the service delivery environment to identify performance issues and to provide insight into network-based security threats. As a result, customers can quickly resolve issues that cause business disruptions or that adversely impact the user experience. The Company manufactures and markets these products for integrated hardware and software solutions and is also well positioned to help customers deploy its software in commercial-off-the-shelf hardware and in virtualized form factors. Regardless of the platform, customers use the Company's solutions to help drive return on investment on their network and broader information technology (IT) initiatives while reducing the tangible risks associated with downtime, poor service quality and compromised security. The Company reports revenue and income in one reportable segment.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of NetScout and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.
The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On July 14, 2015, the Company completed the acquisition of Danaher Corporation’s (Danaher) Communications Business (Communications Business), which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher’s data communications cable installation business and its communication service provider business (the Comms Transaction). The Comms Transaction is more fully described in Note 7 below. The Comms Transaction was recorded using the acquisition method of accounting; accordingly, the financial results of the acquisition are included in the accompanying audited consolidated financial statements for the periods subsequent to the acquisition.
Fiscal Year End
During fiscal years 2017 and 2015, the fiscal year end of NetScout and its wholly-owned subsidiaries ended on March 31st.  During the fiscal year 2016, the fiscal year end of NetScout and its wholly-owned subsidiaries ended on March 31st, except for Fluke Networks Enterprise business, which ended on April 1, 2016. During fiscal years 2017 and 2015, NetScout’s quarters ended on the last calendar day of the months of June, September and December. The fiscal year 2016 quarter end dates of the entities acquired as part of the Communications Business were October 2nd and December 31st. The Company does not adjust for the difference in fiscal periods between the acquired entities and itself, as such difference would be fewer than 93 days, pursuant to Regulation S-X Rule 3A-02. References herein to Fiscal 2017, 2016 and 2015 refer to the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
Segment Reporting
As part of its continued integration efforts of the Comms Transaction, effective July 1, 2016, the Company reorganized its business units, which resulted in a change in operating segment composition. As a result of this change, the Company reorganized the number of operating segments from five operating segments to one operating segment. The financial information that is regularly reviewed by the Company's Chief Operating Decision Maker (CODM) to allocate resources and assess performance was changed during the second quarter of fiscal year 2017. Our operating segments are determined based on the units that constitute a business for which financial information is available and for which operating results are regularly reviewed by the CODM. The Company reports revenue and income in one reportable segment.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
At March 31, 2017 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which we believe are those institutions with an investment grade rating for deposits.
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
The Company’s service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support (PCS), and other professional services including consulting and training. The Company generally provides software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
Generally, the Company’s contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Multi-element arrangements are concurrent customer purchases of a combination of the Company’s product and service offerings that may be delivered at various points in time. For multi-element arrangements comprised only of hardware products and related services, the Company allocates the total arrangement consideration to the multiple elements based on each element’s fair value compared to the total relative selling price of all the elements. Each element’s selling price is based on management’s best estimate of selling price (BESP) paid by customers based on the element’s historical pricing when vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist. The Company has established BESP for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. The Company reviews sales of the product elements on a quarterly basis and updates when appropriate, its BESP for such elements to ensure that it reflects recent pricing experience. The Company has

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

established VSOE for a majority of its service elements based on historical stand-alone sales or by the renewal rate offered to the customer. However certain business units acquired as part of the Comms Transaction are unable to establish VSOE for undelivered elements. This occurs because the pricing for standalone sales does not occur in tight bands around a midpoint, and they are not contractually fixed. In these scenarios the Company has typically established BESP by creating wider bands around a midpoint for standalone transactions or in some cases using cost plus a margin for the underlying services and products. If VSOE of fair value does not exist for a deliverable, the Company has determined that BESP is the highest level of fair value that exists for those deliverables.
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
The Company’s products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when the Company delivers the product to the reseller or distributor. The Company records consideration given to a reseller or distributor as a reduction of revenue to the extent the Company has recorded revenue from the reseller or distributor. With limited exceptions, the Company’s return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from our resellers and distributors.
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
Uncollected Deferred Revenue
Because of NetScout’s revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $17.9 million and $2.0 million at March 31, 2017 and 2016, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. Our cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2017, the Company had no direct customer or indirect channel partner which accounted for more than 10% of the accounts receivable balance. At March 31, 2016, the Company had one direct customer which accounted for more than

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance.
During the fiscal years ended March 31, 2017, and 2016, one direct customer, Verizon, accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2015, Verizon and one other direct customer accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has a receivable from Danaher in the amount of $3.6 million that represents a concentration of credit risk at March 31, 2017.
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
Valuation of Goodwill, Intangible Assets and Other Acquisition Accounting Items
The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value. The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise. Through the first quarter of fiscal year 2017, the Company had five reporting units: (1) legacy NetScout, (2) cybersecurity (Arbor Networks), (3) service assurance product lines primarily focused on the service provider market (formerly known as Tektronix Communications), (4) network visibility product lines (formerly known as VSS Monitoring) and (5) service assurance product lines primarily focused on the enterprise market (formerly known as FNET). As part of its continued integration efforts of the communications Business acquisition, effective July 1, 2016, the Company reorganized its business units. As a result of this change, the Company reduced the number of reporting units from five reporting units to two reporting units. The two reporting units are: (1) Service Assurance and (2) Security. The former cybersecurity reporting unit was aggregated within the Security reporting unit along with portions of the legacy NetScout business while all other former reporting units were aggregated into the Service Assurance reporting unit. Our reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on the Company's qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. During fiscal year 2017, the Company performed a quantitative analysis for goodwill. The Company determined the fair value of the reporting unit's goodwill using established income and market valuation approaches. Goodwill was estimated to be recoverable as of January 31, 2017.
Indefinite-lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the indefinite-lived intangible assets below its carrying value. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on our qualitative assessment, we conclude that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. We completed our annual impairment test of the indefinite lived intangible asset at January 31, 2017 using the qualitative Step 0 assessment. No impairment indicators were observed as of January 31, 2017.
The Company completed two acquisitions during the three year period ended March 31, 2017. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets the Company uses a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. The Company is also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company’s existing customers, a turnover rate for those customers, a margin related to those sales, and a risk adjusted rate of return for a market participant purchasing those relationships.
The Company has a contingent liability for $660 thousand related to the acquisition of Avvasi Incorporated (Avvasi) in August 2016 for which an escrow account was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. Generally, indemnification claims that Avvasi would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Avvasi's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $660 thousand will be paid to the seller on August 21, 2017.
The Comms Transaction during fiscal year ended March 31, 2016 contained both contingently returnable consideration and contingent purchase consideration. The contingently returnable consideration represented a contingent right of return from Danaher to reimburse NetScout for certain cash awards paid by NetScout to employees of the Communications Business transferred to Newco for post-combination services on various dates through August 4, 2016. During the fiscal year ended March 31, 2017, certain post-combination cash retention payments have been disbursed. Danaher reimbursed the Company for those costs and NetScout reimbursed Danaher for the tax benefit.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Amortization included as cost of product revenue was $594 thousand, $0 and $0 for the years ended March 31, 2017, 2016, and 2015, respectively. The Company capitalized $1.4 million and $1.6 million in software development costs in the years ended March 31, 2017 and 2016.
Derivative Financial Instruments
Under authoritative guidance for derivative instruments and hedging activities, all hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured at the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, the Company accounts for its instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts are assessed by the Company quarterly. The Company records the fair value of its derivatives in prepaid expenses and other current assets and accrued other in the Company's consolidated balance sheet. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to the Company’s consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in the Company’s consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company’s consolidated statement of cash flows. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.
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
Foreign Currency
NetScout accounts for its reporting of foreign operations in accordance with guidance which establishes guidelines for the determination of the functional currency of foreign subsidiaries. In accordance with the guidance, NetScout has determined its functional currency for those foreign subsidiaries that are an extension of NetScout's U.S. operations to be the U.S. Dollar.
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
The Company had foreign currency losses of $2.5 million, $1.5 million and $1.4 million for the years ended March 31, 2017, 2016 and 2015, respectively. These amounts are included in other income (expense), net.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $8.1 million, $6.4 million and $3.1 million for the years ended March 31, 2017, 2016 and 2015, respectively.
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
Recent Accounting Standards
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (ASU 2017-07) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. ASU 2017-07 is effective for the Company beginning April 1, 2018.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Company is currently assessing the potential impact of the adoption of ASU 2017-07 on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption. The Company adopted this standard in the fourth quarter of fiscal year 2017 as early adoption was permitted.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for annual periods beginning December 15, 2017. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company is evaluating the new guidance and does not believe the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the new guidance and does not believe ASU 2016-18 will have a material impact on its consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the new guidance and does not believe the adoption of ASU 2016-16 will have a material impact on its consolidated financial statements.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

within those fiscal years, and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-04, 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for the Company on April 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. The Company believes it will elect the modified retrospective transition approach. However, management is still in the early stages of evaluating the impact of this new accounting standard. The adoption will most likely result in a reduction in deferred revenue as of April 1, 2018 because the Company will no longer require VSOE of fair value to recognize software deliverables. Upon adoption of ASC 606, the Company expects to recognize a greater proportion of revenue upon delivery of its products, whereas some of its current product sales are initially recorded in deferred revenue and recognized over a period of time. Since the Company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact in the consolidated financial statements in the year of adoption. There will be no impact to cash flows. The Company continues to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.
NOTE 3 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2017 and 2016.
The following is a summary of marketable securities held by NetScout at March 31, 2017 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$98,989	$(21)	$98,968
Commercial paper	29,469	—	29,469
Corporate bonds	7,959	(3)	7,956
Certificates of deposit	1,499	—	1,499
Total short-term marketable securities	137,916	(24)	137,892
U.S. government and municipal obligations	21,952	(19)	21,933
Total long-term marketable securities	21,952	(19)	21,933
Total marketable securities	$159,868	$(43)	$159,825

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2016, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$109,963	$4	$109,967
Commercial paper	16,172	—	16,172
Corporate bonds	1,864	—	1,864
Total short-term marketable securities	127,999	4	128,003
U.S. government and municipal obligations	13,349	12	13,361
Total long-term marketable securities	13,349	12	13,361
Total marketable securities	$141,348	$16	$141,364
Contractual maturities of the Company’s marketable securities held at March 31, 2017 and March 31, 2016 were as follows (in thousands):

	March 31, 2017	March 31, 2016
Available-for-sale securities:
Due in 1 year or less	$137,892	$128,003
Due after 1 year through 5 years	21,933	13,361
	$159,825	$141,364

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2017 and 2016 (in thousands):

	Fair Value Measurements at
	March 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$304,880	$—	$—	$304,880
U.S. government and municipal obligations	40,628	80,273	—	120,901
Commercial paper	—	29,469	—	29,469
Corporate bonds	7,956	—	—	7,956
Certificate of deposits	—	1,499	—	1,499
Derivative financial instruments	—	110	—	110
	$353,464	$111,351	$—	$464,815
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,449)	$(5,449)
Derivative financial instruments	—	(213)	—	(213)
	$—	$(213)	$(5,449)	$(5,662)

	Fair Value Measurements at
	March 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$210,711	$—	$—	$210,711
U.S. government and municipal obligations	41,116	82,212	—	123,328
Commercial paper	—	16,172	—	16,172
Corporate bonds	1,864	—	—	1,864
Derivative financial instruments	—	191	—	191
Contingently returnable consideration	—	—	16,131	16,131
	$253,691	$98,575	$16,131	$368,397
LIABILITIES:
Contingent consideration	$—	$—	$(7,293)	$(7,293)
Derivative financial instruments	—	(158)	—	(158)
	$—	$(158)	$(7,293)	$(7,451)

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company's Level 3 asset and liabilities consist of contingently returnable consideration and contingent purchase consideration, respectively. The Company's contingently returnable consideration at March 31, 2016 represents a contingent right of return from Danaher to reimburse NetScout for cash awards to be paid by NetScout to employees of the Communications Business transferred to Newco (as defined below) for post-combination services on various dates through August 4, 2016 as part of the Comms Transaction. The contingently returnable consideration is classified as Level 3 because the fair value of the asset was determined using assumptions developed by management in determining the estimated cash awards paid on August 4, 2016 after applying an assumed forfeiture rate. There was no contingently returnable consideration or contingent purchase consideration related to the Comms Transaction at March 31, 2017 as Danaher reimbursed NetScout for these cash awards during fiscal year 2017.
The Company's contingent purchase consideration at March 31, 2017 includes $660 thousand related to the acquisition of certain assets and liabilities of Avvasi Inc. (Avvasi) in the second quarter of fiscal year 2017. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet at March 31, 2017.
The fair value of contingent purchase consideration related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the former seller is $4.8 million at March 31, 2017. The contingent purchase consideration is included as contingent liabilities in the Company's consolidated balance sheet at March 31, 2017 and 2016.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2017 (in thousands):

	Contingent Purchase Consideration	Contingently Returnable Consideration
Balance at March 31, 2016	$(7,293)	$16,131
Additions to Level 3	(660)	—
Increase in fair value and accretion expense (included within research and development expense)	(153)	—
Decrease in fair value	—	(610)
Gross presentation of contingently returnable consideration to contingent purchase consideration	(3,910)	3,910
Payments received	—	(19,431)
Payments made	6,567	—
Balance at March 31, 2017	$(5,449)	$—
Deal-related compensation expense and accretion charges related to the contingent consideration for the fiscal year ended March 31, 2017 were $153 thousand and were included as part of earnings.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Deal related compensation expense, accretion charges and changes related to settlements of contractual non-compliance liabilities for the fiscal year ended March 31, 2016 were $152 thousand and were included as part of earnings.

NOTE 5 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	March 31,
	2017	2016
Raw materials	$22,305	$18,617
Work in process	998	651
Finished goods and deferred costs	16,699	38,761
	$40,002	$58,029
NOTE 6 – FIXED ASSETS
Fixed assets consist of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2017	2016
Furniture and fixtures	3-7	$6,436	$5,843
Computer equipment and internal use software	3-5	135,100	118,974
Demonstration and spare part units	2-5	28,036	6,860
Leasehold improvements (1)	up to 12	16,623	22,490
		186,195	154,167
Less – accumulated depreciation		(124,802)	(92,134)
		$61,393	$62,033
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $33.0 million, $26.6 million and $12.6 million for the years ended March 31, 2017, 2016 and 2015, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – ACQUISITIONS
Avvasi
On August 19, 2016, the Company acquired certain assets and liabilities of Avvasi for $4.6 million. Avvasi’s technology allows service providers to measure, improve and monetize video in their networks. This acquisition builds on the Company's ongoing investment in enhancing its service assurance capabilities for video traffic over 4G/LTE networks.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
During the six months ended September 30, 2016, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed on July 14, 2015 as a result of new information obtained about the facts and circumstances that existed as of the Closing Date. The table below, which summarizes the allocation of the purchase price for the entities acquired on July 14, 2015, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in a decrease in prepaid expenses and other current assets of $0.2 million, an increase in deferred income taxes of $0.7 million, an increase in deferred tax liabilities of $3.3 million and an overall increase in goodwill of $2.8 million. This change to the provisional amounts of fair value of the assets and liabilities assumed had no impact on the Statement of Operations for the year ended March 31, 2017. The Company completed the purchase accounting related to the Comms Transaction during the second quarter of fiscal year 2017.
During the fiscal year ended March 31, 2016, the Company determined that the accounts payable, accrued expenses and goodwill balances of the acquired entities reported in the Company’s unaudited interim consolidated financial statements for the

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

1)
For any outstanding Danaher restricted stock units or stock options held by employees of the Communications Business transferred to Newco (Newco Employees) that vested from July 14, 2015 through August 4, 2015, the awards continued to vest in Danaher shares. These awards met the definition of a derivative under ASC 815 and as such, the Company determined the fair value of these awards on July 14, 2015 and recorded them separately from the business combination as prepaid compensation. The derivative was amortized into compensation expense through August 4, 2015, the post-combination requisite settlement date. The total amount of compensation expense for post-combination services recorded for fiscal years ended March 31, 2017 and 2016 was $0 and $6.5 million, respectively.

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were canceled and replaced by NetScout with a cash retention award equal to one half of the value of the employee’s canceled Danaher equity award and up to an aggregate of $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s canceled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award was paid on August 4, 2016, to those employees that continued their employment with NetScout through the applicable vesting date of August 4, 2016. Danaher reimbursed NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability was accounted for separately from the business combination as the cash retention award was automatically forfeited upon termination of employment. NetScout recorded the cash retention award liability over the period it was earned as compensation expense for post-combination services. The reimbursement by Danaher to NetScout of the cash retention award payment was accounted for separately from the business combination on the date of the acquisition. For the fiscal years ended March 31, 2017 and 2016, $4.3 million and $8.0 million, respectively, has been recorded as compensation expense for post-combination services.

3)
Newco Employees that were entitled to receive an incentive bonus under the Danaher annual bonus plan and who continued to be employed by NetScout through December 31, 2015 received a cash incentive bonus payment. The cash incentive bonus liability was accounted for separately from the business combination as the cash incentive bonus is automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award, which was reimbursed by Danaher to NetScout, was accounted for separately from the business combination on the date of the acquisition. For the fiscal years ended March 31, 2017 and 2016, $0 and $9.3 million, respectively, was recorded as compensation expense for post-combination services.

4)
Certain Newco Employees received cash retention payments that were subject to the employee’s continued employment with NetScout through October 16, 2015, ninety (90) days after the close of the acquisition. The cash retention payment liability was accounted for separately from the business combination as the cash retention payment was automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award, which was reimbursed by Danaher to NetScout, was accounted for separately from the business combination on the date of the acquisition. For the fiscal year ended March 31, 2017 and 2016, $0 and $7.8 million, respectively, was recorded as compensation expense for post-combination services.

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Comms Transaction was aimed at extending the Company's reach into growth-oriented adjacent markets, including cybersecurity, with a broader range of market-leading products and capabilities; strengthening the Company's go-to-market resources to better support a larger, more diverse and more global customer base; and increasing scale and elevating the Company's strategic position within key accounts. Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill of $1.5 billion from the acquisition was included within the following reporting units: $534.8 million in the Security reporting unit and $976.5 million in the Service Assurance reporting unit.
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

	Fair Value	Useful Life (Years)
Developed technology	$221,900	9 - 13
Customer relationships	794,100	13 - 18
Backlog	18,200	1 - 3
Definite-lived trademark and tradenames	43,900	3 - 9
Leasehold interest	2,600	4 - 6
	$1,080,700
The weighted average useful life of identifiable intangible assets acquired in the Comms Transaction is 14.7 years. Developed technology is amortized using an accelerated amortization method and has a weighted average useful life of 11.7 years. Customer relationships are amortized using an accelerated amortization method and have a weighted average useful life of 16.3 years. Backlog is amortized using an accelerated amortization method and has a weighted average useful life of 2.0 years. Trademarks and tradenames are amortized using an accelerated amortization method and have a weighted average useful life of 8.5 years. Leasehold interests are amortized on a straight-line basis and have a weighted average useful life of 5.6 years.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Company incurred approximately $0 and $29.4 million of acquisition-related costs related to the Comms Transaction during the fiscal years ended March 31, 2017 and 2016, respectively.
During the fiscal year ended March 31, 2017, the Company has recorded $719.3 million of revenue and a net loss of $2.1 million directly attributable to the entities acquired as part of the Comms Transaction within its consolidated financial statements.
The following table presents unaudited pro forma results of the historical Consolidated Statements of Operations of the Company and the Communications Business of Danaher for the fiscal year ended 2016, giving effect to the Comms Transaction as if they occurred on April 1, 2014 (in thousands, except per share data):

	Year Ended March 31, (unaudited)
	2016	2015
Pro forma revenue	$1,131,626	$1,177,938
Pro forma net loss	$(58,806)	$(2,323)
Pro forma loss per share:
Basic	$(0.59)	$(0.02)
Diluted	$(0.59)	$(0.02)
Pro forma shares outstanding
Basic	99,687	103,573
Diluted	99,687	103,573
The pro forma results for the fiscal year ended March 31, 2016 and 2015 primarily includes adjustments for amortization of intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisitions been completed on the assumed date, or which may be realized in the future.
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
Through the first quarter of fiscal year 2017, the Company had five reporting units: (1) legacy NetScout, (2) cybersecurity (Arbor Networks), (3) service assurance product lines focused on the service provider market (formerly known as Tektronix Communications), (4) network visibility product lines (formerly known as VSS Monitoring) and (5) service assurance product lines primarily focused on the enterprise market (formerly known as FNET). As part of its continued integration efforts of the Communication Business acquisition, effective July 1, 2016, the Company reorganized its business units. As a result of this change, the Company reduced the number of reporting units from five reporting units to two reporting units. The two reporting units are: (1) Service Assurance and (2) Security. The former cybersecurity reporting unit was aggregated within the Security reporting unit along with portions of the legacy NetScout business while all other former reporting units were aggregated into the Service Assurance reporting unit. Our reporting units are determined based on the components of our operating segment that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management.
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
At March 31, 2017, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $548.5 million, respectively. At March 31, 2016, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $547.4 million, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2017.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Company determined the fair values of its reporting units by preparing a discounted cash flow analysis using forward looking projections of the reporting units’ future operating results and by comparing the value of the reporting units to the implied market value of selected peers. The significant assumptions used in the discounted cash flow analysis include: revenue and revenue growth, selling margins, other operating expenditures, the discounted rate used to present value future cash flows and terminal growth rates. The discount rate used is a cost of equity method, which is essentially equal to the “market participant” weighted-average cost of capital (WACC). The Service Assurance and Security reporting units' goodwill fair value substantially exceeded its carrying value.
The change in the carrying amount of goodwill for the fiscal year ended March 31, 2017 is due to the acquisition of Avvasi, purchase accounting adjustments and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2017 and 2016 are as follows (in thousands):

Balance at March 31, 2015	$197,445
Goodwill acquired during the quarter ended September 30, 2015	1,504,261
Goodwill acquired during the quarter ended December 31, 2015 from Delayed Close Entities	5,141
Deferred revenue adjustments	(11,392)
Purchase accounting adjustments	(527)
Change in assumptions for assumed liabilities	(6,258)
Adjust deferred tax liability	25,034
Adjust tax effect on equity consideration	(3,271)
Foreign currency translation impact	(1,064)
Balance at March 31, 2016	$1,709,369
Goodwill attributable to the Avvasi acquisition	1,950
Purchase accounting adjustments	3,792
Foreign currency translation impact and other adjustments	3,051
Balance at March 31, 2017	$1,718,162

Intangible Assets
The net carrying amounts of intangible assets were $931.3 million and $1.1 billion at March 31, 2017 and 2016, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
In fiscal year 2017 and 2016, the Company's annual impairment tests indicated that the acquired trade name was not impaired. In the fourth quarter of fiscal year 2017, the Company completed its annual impairment test of the indefinite lived intangible at January 31, 2017, using the qualitative Step 0 assessment. No impairment indicators were observed at January 31, 2017.
During the years ended March 31, 2017 and 2016, the Company acquired technology licenses for $1.0 million and $3.7 million, respectively. These amounts are included within distributor relationships and are being amortized using the economic benefit method over a useful life of 3 years and 4 years, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2017 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$254,005	$(110,200)	$143,805
Customer relationships	831,731	(105,319)	726,412
Distributor relationships and technology licenses	8,290	(3,068)	5,222
Definite-lived trademark and trade name	43,817	(12,078)	31,739
Core technology	7,108	(6,009)	1,099
Net beneficial leases	336	(336)	—
Non-compete agreements	278	(278)	—
Leasehold interest	2,600	(998)	1,602
Backlog	18,142	(18,133)	9
Capitalized software	3,047	(594)	2,453
Other	1,208	(880)	328
	$1,170,562	$(257,893)	$912,669
Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2016 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$253,249	$(69,810)	$183,439
Customer relationships	834,091	(42,526)	791,565
Distributor relationships and technology licenses	5,348	(1,633)	3,715
Definite-lived trademark and trade name	43,964	(5,511)	38,453
Core technology	7,169	(4,659)	2,510
Net beneficial leases	336	(336)	—
Non-compete agreements	288	(288)	—
Leasehold interest	2,600	(416)	2,184
Backlog	18,245	(6,750)	11,495
Capitalized software	1,625	—	1,625
Other	1,191	(737)	454
	$1,168,106	$(132,666)	$1,035,440

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2017, 2016, and 2015 (in thousands).

	Years Ended March 31,
	2017	2016	2015
Amortization of intangible assets included as:
Product revenue	$11,438	$6,747	$—
Cost of product revenue	44,326	45,127	3,639
Operating expense	70,325	32,547	3,503
	$126,089	$84,421	$7,142

The following is the expected future amortization expense at March 31, 2017 for the years ended March 31 (in thousands):

2018	$111,606
2019	106,148
2020	97,872
2021	85,402
2022	74,109
Thereafter	437,532
Total	$912,669

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at March 31, 2017 and 2016 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Derivatives Designated as Hedging Instruments:
Forward contracts	$14,752	$17,490	$110	$191	$213	$158

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations at March 31, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2017	2016	Location	2017	2016	Location	2017	2016
Forward contracts	$(444)	$(852)	Research and development	$(3)	$206	Research and development	$74	$113
			Sales and marketing	361	2,295	Sales and marketing	(183)	(24)
	$(444)	$(852)		$358	$2,501		$(109)	$89

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

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
During the quarter ended June 30, 2016, the Company restructured certain departments to better align functions subsequent to the Comms Transaction. As a result of the restructuring program, the Company recorded $2.0 million of restructuring charges related to one-time termination benefits to be paid to nineteen employees which was recorded in the twelve months ended March 31, 2017.
During the quarter ended March 31, 2017, the Company restructured certain departments to better align functions subsequent to the Comms Transaction, resulting in the termination of forty-one employees. Communication of the plan to the impacted employees was substantially completed on March 31, 2017. All of the workforce reduction is expected to be completed during the quarter ending June 30, 2017. As a result of the workforce reduction, during the twelve months ended March 31, 2017, the Company recorded a restructuring charge totaling $1.9 million related to one-time termination benefits and $0.4 million in facility related charges. An additional one-time termination benefit charge of approximately $0.7 million is anticipated to be recorded in the quarter ending June 30, 2017. The one-time termination benefits will be paid in full in the next twelve months.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q3 FY2016 Plan	Q1 FY2017 Plan	Q4 FY2017 Plan
	Employee-Related	Employee-Related	Employee-Related	Facilities Related	Total
Balance at March 31, 2016	$272	$—	$—	$—	$272
Restructuring charges to operations	—	2,034	1,867	405	4,306
Cash payments	(272)	(1,739)	(317)	—	(2,328)
Other adjustments	—	(295)	—	—	(295)
Balance at March 31, 2017	$—	$—	$1,550	$405	$1,955
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheet. The balance is expected to be paid in full in the next twelve months.
The accruals for facilities related exit costs are included as accrued other and other long-term liabilities.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 11 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use the new credit facility for working capital purposes or to finance the repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At March 31, 2017, $300 million was outstanding under this credit facility.
At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2016, until the Company has delivered financial statements for the quarter ended March 31, 2017, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
The Company’s consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of consolidated adjusted EBITDA in the Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2016 until the Company has delivered financial statements for the quarter ended March 31, 2017, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At March 31, 2017, the Company was in compliance with all of these covenants.
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
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.4 million as of March 31, 2017. The balance of $1.4 million was included as prepaid expenses and other current assets and a balance of $3.0 million was included as other assets in Company’s consolidated balance sheet.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 12 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Year Ended March 31,
	2017	2016	2015
Numerator:
Net income (loss)	$33,291	$(28,369)	$61,192
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	92,226	81,927	41,105
Dilutive common equivalent shares:
Weighted average stock options	—	—	9
Weighted average restricted stock units	694	—	523
Denominator for diluted net income (loss) per share - weighted average shares outstanding	92,920	81,927	41,637
Net income (loss) per share:
Basic net income (loss) per share	$0.36	$(0.35)	$1.49
Diluted net income (loss) per share	$0.36	$(0.35)	$1.47

The following table sets forth options and restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Year Ended March 31,
	2017	2016	2015
Restricted stock units	1,320	453	14
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
NOTE 13 - STOCKHOLDERS EQUITY
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

On May 19, 2015, the Company’s board of directors approved a new share repurchase program, conditional upon the completion of the Comms Transaction. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction and replaced the Company's previously existing open market stock repurchase program described above. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. The Company repurchased 3,148,426 shares for $80.0 million and 10,078,136 shares for $300.0 million in the open market under this stock repurchase plan during the fiscal years ended March 31, 2017 and 2016, respectively. At March 31, 2017, 6,773,438 shares of common stock remained available to be purchased under the plan.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 320,572 shares for $9.6 million, 256,514 shares for $9.1 million and 247,568 shares for $10.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2017, 2016 and 2015, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
NOTE 15 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2017, employees purchased 471,658 shares under the ESPP with a weighted average purchase price per share of $33.28. At March 31, 2017, 1,096,090 shares were available for future issuance under the ESPP.
1999 Stock Option and Incentive Plan
In April 1999, NetScout adopted the 1999 Stock Option and Incentive Plan (1999 Stock Option Plan). The 1999 Stock Option Plan, which was replaced by the 2007 Equity Incentive Plan effective September 12, 2007, provided for the grant of share-based awards to employees, officers and directors, consultants or advisors. Under the 1999 Stock Option Plan, NetScout could grant options that were intended to qualify as incentive stock options, options not intended to qualify as incentive stock options, restricted stock and other share-based awards. Incentive stock options could be granted only to employees of NetScout. At March 31, 2017, no options to purchase shares of common stock were outstanding under the 1999 Stock Option Plan. No additional grants can be made under the 1999 Stock Option Plan.
2007 Equity Incentive Plan
Enacted in September 2007, the 2007 Equity Incentive Plan (2007 Plan), replaced the 1999 Stock Option Plan. The 2007 Plan permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. On September 7, 2011, the Company’s stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan to increase the shares of common stock reserved for issuance by 8,000,000 shares. On September 22, 2015, the Company's stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (the Amended 2007 Plan) to increase the shares of common stock reserved for issuance by 8,500,000. A total of

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

21,500,000 shares are reserved for issuance under the Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Shares withheld to cover tax liabilities of restricted stock unit grants will be restored to the available reserve on the 2 for 1 amount. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan on or after March 31, 2011. At March 31, 2017, an aggregate of 3,610,301 unvested equity awards were outstanding under the Amended 2007 Plan.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2017, 2016 and 2015.
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under our employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Year Ended March 31,
	2017	2016	2015
Cost of product revenue	$934	$645	$338
Cost of service revenue	3,956	2,601	1,194
Research and development	12,362	9,205	5,505
Sales and marketing	12,823	8,725	4,841
General and administrative	9,114	7,175	4,702
	$39,189	$28,351	$16,580

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Transactions under the 1999 Stock Option Plan and the 2007 Equity Incentive Plan during the fiscal years ended March 31, 2017, 2016 and 2015 are summarized in the table below.

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2014	31,350	$5.87	1,738,299	$21.11
Granted	—	—	1,009,770	36.92
Exercised (Options)/Issued (RSU’s)	(23,850)	5.87	(728,239)	18.97
Canceled	(7,500)	5.87	(90,515)	21.44
Outstanding – March 31, 2015	—	$—	1,929,315	$30.18
Granted	—	—	1,806,490	37.20
Exercised (Options)/Issued (RSU’s)	—	—	(736,170)	26.52
Canceled	—	—	(126,329)	34.99
Outstanding – March 31, 2016	—	$—	2,873,306	$35.32
Granted	—	—	2,020,536	24.92
Exercised (Options)/Issued (RSU’s)	—	—	(950,159)	33.16
Canceled	—	—	(333,382)	33.40
Outstanding – March 31, 2017	—	$—	3,610,301	$30.24
At March 31, 2017, there were 8,602,261 shares of common stock available for grant under the Amended 2007 Plan.
The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2007 Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Total intrinsic value of stock options exercised	$—	$—	$800
Total fair value of restricted stock unit awards vested	$28,293	$25,936	$31,651
At March 31, 2017, there was no unrecognized compensation cost related to stock options.
At March 31, 2017, the total unrecognized compensation cost related to restricted stock unit awards was $87.2 million, which is expected to be amortized over a weighted-average period of 1.7 years.
NOTE 16 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $9.4 million, $7.8 million and $2.6 million to the plan for the years ended March 31, 2017, 2016 and 2015, respectively.
Defined Benefit Pension Plan
Certain of the Company's non-U.S. employees participate in certain noncontributory defined benefit pension plans acquired in the Comms Transaction on July 14, 2015. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The components of the change in benefit obligation of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2017	2016
Benefit obligation, at beginning of year	$29,188	$—
Service cost	329	279
Interest cost	638	391
Benefits paid and other	(231)	(175)
Acquisitions	—	29,033
Actuarial loss (gain)	1,226	(847)
Foreign exchange rate impact	(1,009)	507
Benefit obligation, at end of year	$30,141	$29,188
The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2017	2016
Fair value of plan assets, at beginning of year	$—	$—
Employer direct benefit payments	231	175
Benefits paid and other	(231)	(175)
Fair value of plan assets, at end of year	$—	$—
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2017 and 2016 (in thousands):

	Year Ended March 31,
	2017	2016
Service cost	$329	$279
Interest cost	638	391
Net periodic pension cost	$967	$670
There was no net periodic pension cost for fiscal years prior to fiscal year 2016 as the pension plan was acquired as a result of the Comms Transaction during the fiscal year ended March 31, 2016.
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,	March 31,
	2017	2016
Discount rate	2.10%	2.30%
Rate of compensation increase	2.25%	2.25%
As of March 31, 2017, unrecognized actuarial losses of $1.2 million ($858 thousand, net of tax) which have not yet been recognized in net periodic pension cost are included in accumulated other comprehensive income (loss). The unrecognized actuarial gains and losses are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs. None of this amount is expected to be recognized in net periodic pension costs during the fiscal year ending March 31, 2018. No plan assets are expected to be returned to the Company during the fiscal year ending March 31, 2018.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Expected Contributions
During the fiscal year ended March 31, 2017, the Company contributed $231 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2018	$296
2019	$346
2020	$398
2021	$456
2022	$502
2023 - 2026	$3,597

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – INCOME TAXES
Income (loss) before income tax expense (benefit) consisted of the following (in thousands):

	Year Ended March 31,
	2017	2016	2015
Domestic	$32,475	$(6,979)	$93,447
Foreign	19,710	(25,460)	1,518
	$52,185	$(32,439)	$94,965
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Current income tax expense:
Federal	$15,912	$29,238	$25,927
State	3,152	2,223	3,825
Foreign	11,175	6,628	1,307
	30,239	38,089	31,059
Deferred income tax expense (benefit):
Federal	(8,278)	(30,216)	2,836
State	3,578	(4,461)	17
Foreign	(6,645)	(7,482)	(139)
	(11,345)	(42,159)	2,714
	$18,894	$(4,070)	$33,773
The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout’s effective tax rate primarily due to the following:

	Year Ended March 31,
	2017	2016	2015
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	9.7	3.1	3.2
Research and development tax credits	(8.2)	13.0	(1.4)
Effect of foreign operations	(6.7)	(18.2)	0.1
Meals and entertainment	2.5	(3.5)	0.5
Domestic production activities deduction	(4.0)	9.2	(2.9)
Change in valuation allowance	(0.1)	0.7	0.4
Transaction costs	—	(19.1)	—
Foreign withholding	3.8	(6.1)	—
Other permanent differences	4.2	(1.6)	0.7
	36.2%	12.5%	35.6%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$4,883	$6,734
Deferred revenue	8,427	13,913
Reserves	6,240	7,916
Pension and other retiree benefits	4,978	4,842
Net operating loss carryforwards	27,322	41,225
Tax credit carryforwards	5,502	5,824
Share-based compensation	6,418	4,975
Other	288	426
Total gross deferred tax assets	64,058	85,855
Valuation allowance	(3,374)	(3,777)
Net deferred tax assets	60,684	82,078
Deferred tax liabilities:
Intangible assets	(323,008)	(354,601)
Depreciation	(8,695)	(6,630)
Total deferred tax asset (liability)	$(271,019)	$(279,153)
Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. We evaluate the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. We weigh objective and verifiable evidence more heavily in this analysis. In situations where we conclude that we do not have sufficient objective and verifiable evidence to support the realizability of the asset we create a valuation allowance against it. A valuation allowance has been established for the deferred tax assets related to Psytechnics Ltd., and for certain deferred tax assets related to the acquisition of ONPATH. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a tax benefit recorded in the period such determination is made.
At March 31, 2017, undistributed earnings of non-U.S. subsidiaries totaled approximately $58 million. No provision for U.S. income and foreign withholding taxes has been made for these permanently invested foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, they would be included in the Company’s U.S. taxable income. At this time, the Company has deemed it to be impracticable to determine the amount of any taxes payable if these amounts were to be repatriated to the United States.
At March 31, 2017, the Company had United States federal net operating loss carry forwards of approximately $39 million, state net operating loss carryforwards of approximately $69 million and tax credit carryforwards of approximately $6 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2018. The Company also had foreign net operating loss carryforwards of approximately $71 million at March 31, 2017. The majority of foreign net operating losses have no expiration dates. Utilization of the U.S. net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.
The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2014, although carryforward attributes that were generated prior to 2014 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of the tax return previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Balance at April 1,	$1,588	$1,038	$421
Additions based on tax positions related to the current year	46	48	45
Release of tax positions of prior years	(154)	—	(75)
Increase in unrecognized tax benefits as a result of a tax position taken during a prior period	1,446	502	647
Balance at March 31,	$2,926	$1,588	$1,038
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
NOTE 18 – COMMITMENTS AND CONTINGENCIES
Acquisition related
The Company has a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At March 31, 2017, the present value of the future consideration was $4.8 million.
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
Unconditional purchase obligations
At March 31, 2017, the Company had unconditional purchase obligations of $32.2 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
Leases
NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $13.8 million, $12.8 million and $5.9 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

At March 31, 2017, future non-cancelable minimum lease commitments (including office space, copiers and automobiles) are as follows (in thousands):

Year Ending March 31,
2018	$13,992
2019	8,062
2020	5,984
2021	4,244
2022	3,437
Remaining years	3,967
Total minimum lease payments	$39,686

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
As part of its continued integration efforts of the Comms Transaction, effective July 1, 2016, the Company reorganized its business units, which resulted in a change in operating segment composition. As a result of this change, the Company reorganized the number of operating segments from five operating segments to one operating segment. The financial information that is regularly reviewed by the Company's Chief Operating Decision Maker (CODM) to allocate resources and assess performance was changed during the second quarter of fiscal year 2017. Our operating segment is determined based on the units that constitute a business for which financial information is available and for which operating results are regularly reviewed by the CODM. The Company reports revenue and income in one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.
Total revenue by geography is as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
United States	$729,373	$681,569	$348,354
Europe	190,588	137,411	46,253
Asia	99,277	61,566	27,685
Rest of the world	142,874	74,873	31,377
	$1,162,112	$955,419	$453,669
The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue because the Company ships the products to a United States location. Further, the Company determines the geography of its sales after considering where the contract originated. A majority of revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 20 - RELATED PARTY TRANSACTIONS
During our fiscal year ended March 31, 2016 and the three months ended June 30, 2016, a member of the Company’s Board of Directors served as an executive officer of Danaher. As part of the split off of Danaher’s Communications Business and the Company’s subsequent acquisition of that business from Newco's shareholders, NetScout entered into multiple transactions with Danaher which include: transition services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. This board member is now the founding President and CEO of Fortive Corporation (Fortive), which spun off of Danaher in July 2016. As part of the spin-off of Fortive, the transition services agreement was amended to, among other things, assign Danaher's rights, duties, obligations and liabilities under the transition services agreement to Fluke Corporation, a subsidiary of Fortive. The Company has disclosed the transactions with Danaher and Fortive parenthetically within the financial statements.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties. The following table summarizes those balances (in thousands):

	March 31, 2017	March 31, 2016
Danaher	$404	$44,161
Fortive	3,181	—
	$3,585	$44,161
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	March 31, 2017	March 31, 2016
Danaher	$—	$5,893
Fortive	444	—
	$444	$5,893
As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Year Ended March 31,
	2017	2016
Danaher:
Cost of product revenue	$4,690	$25,055
Cost of service revenue	485	5,736
Research and development expenses	1,720	16,701
Sales and marketing	2,273	15,430
General and administrative expenses	2,551	16,055
Other expense	—	379
	$11,719	$79,356
Fortive:
Cost of product revenue	$2,539	$—
Cost of service revenue	260	—
Research and development expenses	(96)	—
Sales and marketing	150	—
General and administrative expenses	1,548	—
Other income	(426)	—
	$3,975	$—

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows from operating activities resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows from operating activities (in thousands):

	Year Ended March 31,
	2017	2016
Due from related party:
Danaher	$17,310	$(18,483)
Fortive	7,745	—
Total	$25,055	$(18,483)

Due to related party:
Danaher	$(2,954)	$(6,743)
Fortive	162	—
Total	$(2,792)	$(6,743)
As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows from investing activities resulting from amounts due from related parties. The following table summarizes those cash flows from investing activities (in thousands):

	Year Ended March 31,
	2017	2016
Due from related party:
Danaher	$12,864	$9,306
Total	$12,864	$9,306
The Company recognized $177 thousand and $130 thousand in revenue from Danaher during the fiscal years ended March 31, 2017 and 2016 in the ordinary course of business.
A member of the Company’s Board of Directors served as a member of the board of directors for EMC Corporation (EMC) during the fiscal years ended March 31, 2017 and 2016, and therefore, the Company considers sales to EMC to be a related party transaction. During the quarter ended September 30, 2016, EMC was acquired by Dell Technologies and EMC's board member resigned. The Company continued to report the wind down of preexisting transactions as related party transactions through the Company's fiscal year 2017. The Company recognized $167 thousand and $475 thousand in revenue from EMC during the fiscal years ended March 31, 2017 and 2016 in the ordinary course of business.
A member of the Company’s Board of Directors also serves as a consultant for The MITRE Corporation (MITRE) and therefore, the Company considers sales to MITRE to be related party transactions. The Company generated $24 thousand and $125 thousand in revenue from MITRE during the fiscal years ended March 31, 2017 and 2016 in the ordinary course of business.
During the fiscal year ended March 31, 2016, the Company had a member of the Board of Directors who served as a Section 16 officer of State Street Corporation (State Street) and therefore, the Company considered sales to State Street to be a related party transaction. The Company recognized $452 thousand in revenue from State Street during the fiscal year ended March 31, 2016 in the ordinary course of business. This board member is no longer a Section 16 officer of State Street, and as a result, State Street is no longer considered a related party in the Company's fiscal year ended March 31, 2017.
NOTE 21 – QUARTERLY RESULTS OF OPERATIONS – UNAUDITED
The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2017 and 2016. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	(in thousands, except per share data)
	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Revenue	$318,920	$302,192	$272,048	$268,952	$285,887	$307,679	$261,110	$100,743
Gross profit	$226,003	$220,514	$187,538	$181,918	$185,036	$201,564	$160,923	$79,447
Net income (loss)	$22,310	$21,245	$(1,266)	$(8,998)	$(3,616)	$(24,507)	$(7,915)	$7,669
Diluted net income (loss) per share	$0.24	$0.23	$(0.01)	$(0.10)	$(0.04)	$(0.25)	$(0.09)	$0.19

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2015
Allowance for doubtful accounts	$313	$(140)	$—	$—	$173
Deferred tax asset valuation allowance	$4,941	$152	$0	$(1,187)	$3,906
Year ended March 31, 2016
Allowance for doubtful accounts	$173	$1,824	$3,221	$(149)	$5,069
Deferred tax asset valuation allowance	$3,906	$99	$—	$(228)	$3,777
Year ended March 31, 2017
Allowance for doubtful accounts	$5,069	$6,961	$(7,580)	$(2,384)	$2,066
Deferred tax asset valuation allowance	$3,777	$(338)	$(65)	$—	$3,374

S-1

NetScout Systems, Inc.
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

10.22
Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, SEC File No. 000-26251, filed on February 2, 2017 and incorporated herein by reference).

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