Form 10-Q
period 2017-06-30
NETSCOUT SYSTEMS INC
filed 2017-08-03
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 27, 2017 was 89,538,391.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors, including those referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017, and elsewhere in this quarterly report. These factors may cause our actual results to differ materially from any forward-looking statement. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$261,736	$304,880
Marketable securities	138,719	137,892
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,186 and $2,066 at June 30, 2017 and March 31, 2017, respectively	185,881	294,374
Inventories and deferred costs	41,013	40,002
Prepaid income taxes	48,523	40,346
Prepaid expenses and other current assets (related party balances of $3,604 and $3,585 at June 30, 2017 and March 31, 2017, respectively)	29,026	36,972
Total current assets	704,898	854,466
Fixed assets, net	60,269	61,393
Goodwill	1,715,512	1,718,162
Intangible assets, net	906,345	931,269
Deferred income taxes	5,477	6,580
Long-term marketable securities	9,195	21,933
Other assets	8,134	7,710
Total assets	$3,409,830	$3,601,513
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $422 and $444 at June 30, 2017 and March 31, 2017, respectively)	$30,551	$37,407
Accrued compensation	61,242	77,607
Accrued other	25,908	29,522
Income taxes payable	5,057	5,057
Deferred revenue and customer deposits	279,489	310,594
Total current liabilities	402,247	460,187
Other long-term liabilities	4,340	3,976
Deferred tax liability	268,364	277,599
Accrued long-term retirement benefits	33,301	32,117
Long-term deferred revenue and customer deposits	79,232	86,595
Long-term debt	300,000	300,000
Contingent liabilities	4,827	4,789
Total liabilities	1,092,311	1,165,263
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and March 31, 2017	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 116,342,146 and 115,917,431 shares issued and 89,538,391 and 92,041,288 shares outstanding at June 30, 2017 and March 31, 2017, respectively	116	116
Additional paid-in capital	2,703,275	2,693,846
Accumulated other comprehensive loss	(2,029)	(3,472)
Treasury stock at cost, 26,803,755 and 23,876,143 shares at June 30, 2017 and March 31, 2017, respectively	(676,302)	(570,921)
Retained earnings	292,459	316,681
Total stockholders’ equity	2,317,519	2,436,250
Total liabilities and stockholders’ equity	$3,409,830	$3,601,513
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Revenue:
Product	$114,822	$164,589
Service	110,934	104,363
Total revenue	225,756	268,952
Cost of revenue:
Product (related party balances of $245 and $4,577, respectively)	37,845	59,827
Service (related party balances of $29 and $190, respectively)	28,717	27,207
Total cost of revenue	66,562	87,034
Gross profit	159,194	181,918
Operating expenses:
Research and development (related party balances of $3 and $1,026, respectively)	58,966	60,551
Sales and marketing (related party balances of $2 and $1,600, respectively)	85,361	81,588
General and administrative (related party balances of $244 and $1,504, respectively)	29,872	30,927
Amortization of acquired intangible assets	18,383	17,572
Restructuring charges	167	2,034
Total operating expenses	192,749	192,672
Loss from operations	(33,555)	(10,754)
Interest and other expense, net:
Interest income	480	191
Interest expense	(2,550)	(2,331)
Other expense	(1,065)	(764)
Total interest and other expense, net	(3,135)	(2,904)
Loss before income tax expense	(36,690)	(13,658)
Income tax benefit	(12,468)	(4,660)
Net loss	$(24,222)	$(8,998)
Basic net loss per share	$(0.27)	$(0.10)
Diluted net loss per share	$(0.27)	$(0.10)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	91,180	93,344
Net loss per share - diluted	91,180	93,344
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Net loss	$(24,222)	$(8,998)
Other comprehensive income (loss):
Cumulative translation adjustments	1,135	(258)
Changes in market value of investments:
Changes in unrealized (losses) gains, net of (benefit) tax of ($2) and $0, respectively	(4)	41
Total net change in market value of investments	(4)	41
Changes in market value of derivatives:
Changes in market value of derivatives, net of tax (benefit) of $189 and ($19), respectively	305	(31)
Reclassification adjustment for net gains included in net loss, net of taxes of $5, and $8, respectively	7	14
Total net change in market value of derivatives	312	(17)
Other comprehensive income (loss)	1,443	(234)
Total comprehensive loss	$(22,779)	$(9,232)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(24,222)	$(8,998)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	37,713	40,174
Loss on disposal of fixed assets	411	38
Deal-related compensation expense and accretion charges	38	38
Share-based compensation expense associated with equity awards	10,231	8,132
Deferred income taxes	(8,564)	(11,328)
Other gains (losses)	616	(17)
Changes in assets and liabilities
Accounts receivable and unbilled costs	109,572	50,757
Due from related party	—	(1,984)
Inventories	(4,737)	(3,714)
Prepaid expenses and other assets	(1,152)	(5,429)
Accounts payable	(7,126)	4,858
Accrued compensation and other expenses	(20,787)	(18,108)
Due to related party	(22)	704
Income taxes payable	185	(5)
Deferred revenue	(39,521)	(17,385)
Net cash provided by operating activities	52,635	37,733
Cash flows from investing activities:
Purchase of marketable securities	(35,413)	(35,806)
Proceeds from maturity of marketable securities	47,318	53,159
Purchase of fixed assets	(3,297)	(9,218)
Purchase of intangible assets	—	(20)
Increase in deposits	(9)	(62)
Collection of contingently returnable consideration from related party	—	5,133
Capitalized software development costs	(45)	(290)
Net cash provided by investing activities	8,554	12,896
Cash flows from financing activities:
Treasury stock repurchases	(100,000)	(50,000)
Tax withholding on restricted stock units	(5,381)	(68)
Net cash used in financing activities	(105,381)	(50,068)
Effect of exchange rate changes on cash and cash equivalents	1,048	(402)
Net (decrease) increase in cash and cash equivalents	(43,144)	159
Cash and cash equivalents and restricted cash, beginning of period	305,726	210,897
Cash and cash equivalents and restricted cash, end of period	$262,582	$211,056
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$4,262	$2,673
Additions to property, plant and equipment included in accounts payable	$522	$374
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on May 24, 2017.
Recent Accounting Pronouncements
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company is evaluating the new guidance and does not believe the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance retrospectively on April 1, 2017. The Company does not have a material amount of restricted cash. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this guidance on April 1, 2017, which had the following impact on the consolidated financial statements:

•
On a prospective basis, as required, the Company recorded excess tax benefits of $1.4 million to the provision for income taxes in the consolidated statement of operations for the three months ended June 30, 2017, instead of additional paid-in capital, in the consolidated balance sheet. As a result, net income increased $1.4 million and basic and diluted earnings per share increased by $0.02 for the three months ended June 30, 2017.

•
Excess tax benefits are presented as operating cash inflows in the consolidated statements of cash flows, which the Company elected    to apply on a retrospective basis. As a result, the Company classified $1.4 million of excess tax benefits as operating cash inflows included within the change in income taxes payable in the consolidated statement of cash flows for the three months ended June 30, 2017.

•
The Company prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on diluted earnings per share for the three months ended June 30, 2017.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-04, 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for the Company on April 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. The Company believes it will elect the modified retrospective transition approach. However, the Company is still evaluating the impact of this new accounting standard. The adoption will most likely result in a reduction in deferred revenue as of April 1, 2018 for performance obligations that are deferred under current guidance that may not be deferred under Topic 606. Upon adoption of Topic 606, the Company expects to recognize a greater proportion of revenue upon delivery of its products, whereas some of its current product sales are initially recorded in deferred revenue and recognized over a period of time. Since the Company is currently expensing sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact on the consolidated financial statements in the year of adoption. The Company does not foresee any material impact on its cash flows. The Company will continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2017 and March 31, 2017, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.

During the three months ended June 30, 2017, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue. During the three months ended June 30, 2016, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties that represent a concentration of credit risk of $3.6 million at both June 30, 2017 and March 31, 2017.
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
NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Cost of product revenue	$213	$195
Cost of service revenue	1,016	798
Research and development	3,175	2,633
Sales and marketing	3,444	2,611
General and administrative	2,383	1,895
	$10,231	$8,132
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 4 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2017 and March 31, 2017.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2017	March 31, 2017	June 30, 2016	March 31, 2016
Cash and cash equivalents	$261,736	$304,880	$210,870	$210,711
Restricted cash	846	846	186	186
Total cash, cash equivalents and restricted cash	$262,582	$305,726	$211,056	$210,897
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.

Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2017, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$102,826	$(37)	$102,789
Commercial paper	32,672	—	32,672
Corporate bonds	3,260	(2)	3,258
Total short-term marketable securities	138,758	(39)	138,719
U.S. government and municipal obligations	9,205	(10)	9,195
Total long-term marketable securities	9,205	(10)	9,195
Total marketable securities	$147,963	$(49)	$147,914
The following is a summary of marketable securities held by NetScout at March 31, 2017, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$98,989	$(21)	$98,968
Commercial paper	29,469	—	29,469
Corporate bonds	7,959	(3)	7,956
Certificates of deposit	1,499	—	1,499
Total short-term marketable securities	137,916	(24)	137,892
U.S. government and municipal obligations	21,952	(19)	21,933
Total long-term marketable securities	21,952	(19)	21,933
Total marketable securities	$159,868	$(43)	$159,825
Contractual maturities of the Company’s marketable securities held at June 30, 2017 and March 31, 2017 were as follows (in thousands):

	June 30, 2017	March 31, 2017
Available-for-sale securities:
Due in 1 year or less	$138,719	$137,892
Due after 1 year through 5 years	9,195	21,933
	$147,914	$159,825

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2017 and March 31, 2017 (in thousands):

	Fair Value Measurements at
	June 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$261,736	$—	$—	$261,736
U.S. government and municipal obligations	35,697	76,287	—	111,984
Commercial paper	—	32,672	—	32,672
Corporate bonds	3,258	—	—	3,258
Derivative financial instruments	—	420	—	420
	$300,691	$109,379	$—	$410,070
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,487)	$(5,487)
Derivative financial instruments	—	(17)	—	(17)
	$—	$(17)	$(5,487)	$(5,504)

	Fair Value Measurements at
	March 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$304,880	$—	$—	$304,880
U.S. government and municipal obligations	40,628	80,273	—	120,901
Commercial paper	—	29,469	—	29,469
Corporate bonds	7,956	—	—	7,956
Certificate of deposits	—	1,499	—	1,499
Derivative financial instruments	—	110	—	110
	$353,464	$111,351	$—	$464,815
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,449)	$(5,449)
Derivative financial instruments	—	(213)	—	(213)
	$—	$(213)	$(5,449)	$(5,662)
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
The Company’s Level 2 investments are classified as such because fair value is calculated using market observable data for similar but not identical instruments, or a discounted cash flow model using the contractual interest rate as compared with the underlying interest yield curve. The Company classifies municipal obligations as level 2 because the fair values are determined using quoted prices from markets the Company considers to be inactive. Commercial paper is classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value. The Company's derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor.
The Company's Level 3 liability consists of contingent purchase consideration. The Company's contingent purchase consideration at June 30, 2017 includes $660 thousand related to the acquisition of certain assets and liabilities of Avvasi Inc. (Avvasi) in the second quarter of fiscal year 2017. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages the Company suffers related to any liabilities that the Company did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet as of June 30, 2017.
The fair value of contingent purchase consideration related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the former seller is $4.8 million at June 30, 2017. The contingent purchase consideration is included as a contingent liability in the Company's consolidated balance sheet at June 30, 2017 and March 31, 2017.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the three months ended June 30, 2017 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2017	$(5,449)
Increase in fair value and accretion expense (included within research and development expense)	(38)
Balance at June 30, 2017	$(5,487)
Deal-related compensation expense and accretion charges related to the contingent consideration for the three months ended June 30, 2017 was $38 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2017	March 31, 2017
Raw materials	$21,947	$22,305
Work in process	294	998
Finished goods and deferred costs	18,772	16,699
	$41,013	$40,002

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

Communications Business
On July 14, 2015 (Closing Date), the Company completed the acquisition of Danaher Corporation’s (Danaher) Communications Business (Communications Business), which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher’s data communications cable installation business and its communication service provider business (the Comms Transaction), which was structured as a Reverse Morris Trust transaction whereby Danaher contributed its Communications Business to a new subsidiary, Potomac Holding LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. On the Closing Date, the Company did not gain control over certain foreign entities due to regulatory and other compliance requirements (Delayed Close Entities). The Company closed on the acquisition of these Delayed Close Entities on October 7, 2015.
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

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee’s cancelled Danaher equity award and up to an aggregate of $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award was paid on August 4, 2016, to those employees that continued their employment with NetScout through the applicable vesting date of August 4, 2016. Danaher reimbursed NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability was accounted for separately from the business combination as the cash retention award was automatically forfeited upon termination of employment. NetScout recorded the cash retention award liability over the period it was earned as compensation expense for post-combination services. The reimbursement by Danaher to NetScout of the cash retention award payment was accounted for separately from the business combination on the date of the acquisition. For the three months ended June 30, 2017 and 2016, $0 and $1.7 million, respectively, was recorded as compensation expense for post-combination services.

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

Through the first quarter of fiscal year 2017, the Company had five reporting units: (1) legacy NetScout, (2) cybersecurity (Arbor Networks), (3) service assurance product lines focused on the service provider market (formerly known as Tektronix Communications), (4) network visibility product lines (formerly known as VSS Monitoring) and (5) service assurance product lines primarily focused on the enterprise market (formerly known as FNET). As part of its continued integration efforts with respect to the Comms Transaction, effective July 1, 2016, the Company reorganized its business units. As a result of this change, the Company reduced the number of reporting units from five reporting units to two reporting units. The two reporting units are: (1) Service Assurance and (2) Security. The former cybersecurity reporting unit was aggregated within the Security reporting unit along with portions of the legacy NetScout business while all other former reporting units were aggregated into the Service Assurance reporting unit. Our reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management.
At June 30, 2017, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $548.8 million, respectively. At March 31, 2017, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $548.5 million, respectively.
The change in the carrying amount of goodwill for the three months ended June 30, 2017 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the three months ended June 30, 2017 are as follows (in thousands):

Balance at March 31, 2017	$1,718,162
Foreign currency translation impact	(2,650)
Balance as of June 30, 2017	$1,715,512
Intangible Assets
The net carrying amounts of intangible assets were $906.3 million and $931.3 million at June 30, 2017 and March 31, 2017, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at June 30, 2017 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$254,895	$(119,732)	$135,163
Customer relationships	834,833	(122,064)	712,769
Distributor relationships and technology licenses	8,343	(3,603)	4,740
Definite-lived trademark and trade name	43,951	(13,898)	30,053
Core technology	7,164	(6,181)	983
Net beneficial leases	336	(336)	—
Non-compete agreements	287	(287)	—
Leasehold interest	2,600	(1,143)	1,457
Backlog	18,236	(18,230)	6
Capitalized software	3,092	(839)	2,253
Other	1,208	(887)	321
	$1,174,945	$(287,200)	$887,745

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
Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended
	June 30,
	2017	2016
Amortization of intangible assets included as:
Product revenue	$2	$2,877
Cost of product revenue	9,814	10,672
Operating expense	18,389	17,627
	$28,205	$31,176
The following is the expected future amortization expense at June 30, 2017 for the fiscal years ending March 31 (in thousands):

2018 (remaining nine months)	$83,917
2019	106,443
2020	98,152
2021	85,659
2022	74,347
Thereafter	439,227
$887,745
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2017 and March 31, 2017 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2017	March 31, 2017	June 30, 2017	March 31, 2017	June 30, 2017	March 31, 2017
Derivatives Designated as Hedging Instruments:
Forward contracts	$14,355	$14,752	$420	$110	$17	$213

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	June 30, 2017	June 30, 2016	Location	June 30, 2017	June 30, 2016	Location	June 30, 2017	June 30, 2016
Forward contracts	$494	$(50)	Research and development	$(28)	$(12)	Research and development	$3	$13
			Sales and marketing	40	34	Sales and marketing	(28)	(35)
	$494	$(50)		$12	$22		$(25)	$(22)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use this credit facility for working capital purposes or to finance the repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At June 30, 2017, $300 million was outstanding under this credit facility.

At the Company’s election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2017 until the Company has delivered financial statements for the quarter ended June 30, 2017, the applicable margin will be 1.25% per annum for LIBOR loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2017 until the Company has delivered financial statements for the quarter ended June 30, 2017, the commitment fee was 0.20% per annum, and thereafter the commitment fee will vary depending on the Company’s consolidated leverage ratio, ranging from 0.35% per annum if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company’s consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At June 30, 2017, the Company was in compliance with all of these covenants.
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
In connection with the Company’s revolving credit facility described above, effective as of the closing date of the Credit Agreement, the Company terminated its existing term loan and revolving credit facility pursuant to the Credit and Security Agreement, dated as of November 22, 2011, by and among the Company, KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto.
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.1 million as of June 30, 2017. The balance of $1.4 million was included as prepaid expenses and other current assets and a balance of $2.7 million was included as other assets in Company’s consolidated balance sheet.
NOTE 11 – RESTRUCTURING CHARGES
During the quarter ended June 30, 2016, the Company restructured certain departments to better align functions subsequent to the Comms Transaction. As a result of the restructuring program, the Company recorded $2.0 million of restructuring charges related to one-time termination benefits to be paid to nineteen employees. All one-time termination benefits were paid during the twelve months ended March 31, 2017.
During the quarter ended March 31, 2017, the Company restructured certain departments to better align functions subsequent to the Comms Transaction, resulting in the termination of forty-one employees. Communication of the plan to the impacted employees was substantially completed on March 31, 2017. As a result of the workforce reduction, during the twelve months ended March 31, 2017, the Company recorded a restructuring charge totaling $1.9 million related to one-time termination benefits and $0.4 million in facility related charges. All of the workforce reduction is expected to be completed during the quarter ending September 30, 2017. The Company recorded an additional charge for one-time termination benefits of $0.6 million during the quarter ended June 30, 2017. An additional charge for one-time termination benefits of approximately $0.1 million is anticipated to be recorded in the quarter ending September 30, 2017. The one-time termination benefits will be paid in full during the fiscal year ending March 31, 2018.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q4 FY2017 Plan
	Employee-Related	Facilities Related	Total
Balance at March 31, 2017	$1,550	$405	$1,955
Restructuring charges to operations	645	—	$645
Cash payments	(1,153)	(38)	(1,191)
Other adjustments	(446)	12	(434)
Balance at June 30, 2017	$596	$379	$975
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheets. The balance is expected to be paid in full in the next twelve months.
The accruals for facilities-related exit costs are included as accrued other and other long-term liabilities.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At June 30, 2017, the present value of the future consideration was $4.8 million.
In addition, the Company has a contingent liability for $660 thousand related to the acquisition of Avvasi in August 2016 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the asset purchase agreement. Generally, indemnification claims that Avvasi would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Avvasi's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $660 thousand will be paid to the seller on August 21, 2017.

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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Service cost	$197	$84
Interest cost	381	164
Net periodic pension cost	$578	$248

Expected Contributions
During the three months ended June 30, 2017, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2018, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 14 – TREASURY STOCK
On May 19, 2015, the Company’s board of directors approved a share repurchase program, conditional upon the completion of the Comms Transaction. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. Through June 30, 2017, the Company has repurchased 16,006,995 shares totaling $480.0 million in the open market under this stock repurchase plan. At June 30, 2017, 3,993,005 shares of common stock remained available to be purchased under the plan. The Company repurchased 2,780,433 shares for $100.0 million under the program during the three months ended June 30, 2017.
In connection with the delivery of common shares upon vesting of restricted stock units, the Company withheld 147,179 shares at a cost of $5.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2017. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 15 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2017	2016
Numerator:
Net loss	$(24,222)	$(8,998)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	91,180	93,344
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	91,180	93,344
Net loss per share:
Basic net loss per share	$(0.27)	$(0.10)
Diluted net loss per share	$(0.27)	$(0.10)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Restricted stock units	1,029	2,282
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As we incurred a net loss in the three months ended June 30, 2017 and 2016, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION
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

Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2017	2016
United States	$138,618	$169,308
Europe	35,448	42,057
Asia	19,527	26,449
Rest of the world	32,163	31,138
	$225,756	$268,952
The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue because the Company ships the products to a United States location. Further, the Company determines the geography of its sales after considering where the contract originated. Beginning in the first quarter of fiscal year 2018, the Company changed the structure of its sales force. As a result, consideration was given to this change when determining revenue by geography for the three months ended June 30, 2016. Prior periods in fiscal year 2017 were recast to conform to the current presentation. A majority of revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.
NOTE 17 - RELATED PARTY TRANSACTIONS
During our fiscal year ended March 31, 2016 and the three months ended June 30, 2016, a member of the Company’s Board of Directors served as an executive officer of Danaher. As part of the split off of Danaher’s Communications Business and the Company’s subsequent acquisition of that business from Newco's shareholders, NetScout has entered into multiple transactions with Danaher which include: transition services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. This board member is now the founding President and CEO of Fortive Corporation (Fortive), which spun off of Danaher in July 2016. As part of the spin off of Fortive, the transition services agreement was amended to, among other things, assign Danaher's rights, duties, obligations and liabilities under the transition services agreement to Fluke Corporation, a subsidiary of Fortive. The Company will continue to report the wind down of preexisting transactions as related party transactions through the Company's fiscal year 2018. The Company has disclosed the transactions with Danaher and Fortive parenthetically within the financial statements.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties. The following table summarizes those balances (in thousands):

	June 30, 2017	March 31, 2017
Danaher	$413	$404
Fortive	3,191	3,181
	$3,604	$3,585
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	June 30, 2017	March 31, 2017
Danaher	$63	$—
Fortive	359	444
	$422	$444

As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Danaher:
Cost of product revenue	$—	$4,577
Cost of service revenue	—	190
Research and development expenses	—	1,026
Sales and marketing	2	1,600
General and administrative expenses	1	1,504
	$3	$8,897
Fortive:
Cost of product revenue	$245	$—
Cost of service revenue	29	—
Research and development expenses	3	—
Sales and marketing	—	—
General and administrative expenses	243	—
	$520	$—
As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Due from related party:
Danaher	$—	$(1,984)
Fortive	—	—
Total	$—	$(1,984)

Due to related party:
Danaher	$63	$704
Fortive	(85)	—
Total	$(22)	$704

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
Results Overview
The gross profit percentage increased by three percentage points during the quarter ended June 30, 2017 as compared with the three months ended June 30, 2016.
Net loss for the quarter ended June 30, 2017 was $24.2 million, as compared with a net loss for the quarter ended June 30, 2016 of $9.0 million, resulting in a decrease in net income of $15.2 million. The increase in net loss was primarily due to a decrease in revenue related to a moderation in spending from service provider customers.
We continue to maintain strong liquidity. At June 30, 2017, cash, cash equivalents and marketable securities (current and non-current) totaled $409.7 million, a $55.0 million decrease from $464.7 million at March 31, 2017 due primarily to $100.0 million used to repurchase shares of our common stock, partially offset by cash provided by operations of $52.6 million during the three months ended June 30, 2017.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP EBIDTA from operations margin, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, as well as revenue impacted by the amortization of acquired intangible assets. Non-GAAP gross profit includes the foregoing adjustments and also removes expenses related to the amortization of acquired intangible assets, stock-based compensation, certain expenses relating to acquisitions including depreciation costs, compensation for post-combination services and business development and integration costs. Non-GAAP income from operations includes the foregoing adjustments and also removes restructuring charges. Non-GAAP operating margin is calculated based on the non-GAAP financial metrics discussed above. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments and also removes expenses and or benefit related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expense, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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
Management believes these non-GAAP financial measures enhance the reader's overall understanding of our current financial performance and our prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how we plan and measure our business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared with our peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provide useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

The following table reconciles revenue, gross profit, loss from operations, net loss and net loss per share on a GAAP and non-GAAP basis for the three months ended June 30, 2017 and 2016 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2017	2016
GAAP revenue	$225,756	$268,952
Product deferred revenue fair value adjustment	716	1,345
Service deferred revenue fair value adjustment	2,375	4,783
Amortization of acquired intangible assets	2	2,877
Non-GAAP revenue	$228,849	$277,957

GAAP gross profit	$159,194	181,918
Product deferred revenue fair value adjustment	716	1,345
Service deferred revenue fair value adjustment	2,375	4,783
Share-based compensation expense	1,229	993
Amortization of acquired intangible assets	9,241	13,246
Business development and integration expense	989	158
Compensation for post-combination services	—	144
Acquisition related depreciation expense	42	165
Non-GAAP gross profit	$173,786	$202,752

GAAP loss from operations	$(33,555)	$(10,754)
Product deferred revenue fair value adjustment	716	1,345
Service deferred revenue fair value adjustment	2,375	4,783
Share-based compensation expense	10,231	8,132
Amortization of acquired intangible assets	27,624	30,818
Business development and integration expense	6,156	3,669
Compensation for post-combination services	237	1,715
Restructuring charges	167	2,034
Acquisition related depreciation expense	555	1,359
Non-GAAP income from operations	$14,506	$43,101

	Three Months Ended
	June 30,
	2017	2016
GAAP net loss	$(24,222)	$(8,998)
Product deferred revenue fair value adjustment	716	1,345
Service deferred revenue fair value adjustment	2,375	4,783
Share-based compensation expense	10,231	8,132
Amortization of acquired intangible assets	27,624	30,818
Business development and integration expense	6,156	3,669
Compensation for post-combination services	237	1,715
Restructuring charges	167	2,034
Acquisition-related depreciation expense	555	1,359
Income tax adjustments	(16,220)	(18,528)
Non-GAAP net income	$7,619	$26,329

GAAP diluted net loss per share	$(0.27)	$(0.10)
Per share impact of non-GAAP adjustments identified above	0.35	0.38
Non-GAAP diluted net income per share	$0.08	$0.28

GAAP loss from operations	$(33,555)	$(10,754)
Previous adjustments to determine non-GAAP income from operations	48,061	53,855
Non-GAAP income from operations	14,506	43,101
Depreciation excluding acquisition related	9,534	7,997
Non-GAAP EBITDA from operations	$24,040	$51,098

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
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC) on May 24, 2017, for a description of all of our critical accounting policies.

Three Months Ended June 30, 2017 and 2016
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended June 30, 2017, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the three months ended June 30, 2016, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$114,822	51%	$164,589	61%	$(49,767)	(30)%
Service	110,934	49	104,363	39	6,571	6%
Total revenue	$225,756	100%	$268,952	100%	$(43,196)	(16)%
Product. The 30%, or $49.8 million, decrease in product revenue compared with the same period last year was due to a decrease in revenue from service assurance products. The primary factor for the decline in product revenue was attributable to a moderation in spending by service provider customers, who reduced spending on service assurance products by approximately $37 million.
Going forward, we expect that the revenue mix in future quarters will be more balanced between service provider and enterprise customers than last year's revenue mix. This is largely due to anticipated moderation in spending by service provider customers and anticipated growth by enterprise customers. However, the timing and magnitude of certain large projects will continue to impact the quarterly revenue mix in any given quarter.
Service. The 6%, or $6.6 million, increase in service revenue compared with the same period last year was due to an increase in maintenance contracts. We expect service revenue growth will increase in line with the growth of our installed base and the related maintenance contracts, moderated by price erosion on larger maintenance and support agreements when they are renewed.
Total revenue by geography is as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
United States	$138,618	61%	$169,308	63%	$(30,690)	(18)%
International:
Europe	35,448	16	42,057	15	(6,609)	(16)%
Asia	19,527	9	26,449	10	(6,922)	(26)%
Rest of the world	32,163	14	31,138	12	1,025	3%
Subtotal international	87,138	39	99,644	37	(12,506)	(13)%
Total revenue	$225,756	100%	$268,952	100%	$(43,196)	(16)%
United States revenue decreased 18%, or $30.7 million, compared with the same period last year due to a decrease in revenue from service assurance products primarily associated with the aforementioned moderation in spending by service provider customers. The 13%, or $12.5 million, decrease in international revenue compared with the same period last year is primarily due to decreases in revenue for service assurance products used by service provider customers in Europe and Asia. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations, we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$37,845	17%	$59,827	22%	$(21,982)	(37)%
Service	28,717	13	27,207	10	1,510	6%
Total cost of revenue	$66,562	30%	$87,034	32%	$(20,472)	(24)%
Gross profit:
Product $	$76,977	34%	$104,762	39%	$(27,785)	(27)%
Product gross profit %	67%		64%
Service $	$82,217	36%	$77,156	29%	$5,061	7%
Service gross profit %	74%		74%
Total gross profit $	$159,194		$181,918		$(22,724)	(12)%
Total gross profit %	71%		68%
Product. The 37%, or $22.0 million, decrease in cost of product revenue was primarily due to a $17.5 million decrease in direct material costs due to the shifts in product mix and the decrease in product revenue, a $1.8 million decrease in expenses related to transitional service agreements related to the Comms Transaction, a $0.9 million decrease from the purchase accounting fair value amortization adjustments related to the Comms Transaction and a $0.8 million decrease in employee-related expenses when compared with the three months ended June 30, 2016. The product gross profit percentage increased by three percentage points to 67% during the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. The 27%, or $27.8 million, decrease in product gross profit corresponds with the 30%, or $49.8 million, decrease in product revenue offset by the 37%, or $22.0 million, decrease in cost of product revenue. Average headcount in manufacturing was 92 and 102 for the three months ended June 30, 2017 and 2016, respectively.
Service. The 6%, or $1.5 million, increase in cost of service revenue during the three months ended June 30, 2017 when compared with the three months ended June 30, 2016 was primarily due to a $2.0 million increase in employee-related expenses. The service gross profit percentage remained flat at 74% for the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. The 7%, or $5.1 million, increase in service gross profit corresponds with the 6%, or $6.6 million, increase in service revenue, partially offset by the 6%, or $1.5 million, increase in cost of service. Average headcount in service was 609 and 604 for the three months ended June 30, 2017 and 2016, respectively.
Gross profit. Our gross profit decreased 12%, or $22.7 million, during the three months ended June 30, 2017 when compared with the three months ended June 30, 2016. This decrease is attributable to the 16%, or $43.2 million decrease in revenue, offset by the 24%, or $20.5 million, decrease in cost of revenue. The gross profit percentage increased three percentage points to 71% for the three months ended June 30, 2017 as compared with the three months ended June 30, 2016.

Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Research and development	$58,966	26%	$60,551	23%	$(1,585)	(3)%
Sales and marketing	85,361	38	81,588	30	3,773	5%
General and administrative	29,872	13	30,927	11	(1,055)	(3)%
Amortization of acquired intangible assets	18,383	8	17,572	7	811	5%
Restructuring charges	167	—	2,034	1	(1,867)	(92)%
Total operating expenses	$192,749	85%	$192,672	72%	$77	—%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 3%, or $1.6 million, decrease in research and development expenses was due to a $1.4 million decrease in consulting fees and a $0.8 million decrease in compensation for post-combination services. These decreases were offset by a $0.6 million increase in software licenses and maintenance when compared with the three months ended June 30, 2016. Average headcount in research and development was 1,200 and 1,212 for the three months ended June 30, 2017 and 2016, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 5%, or $3.8 million, increase in total sales and marketing expenses was primarily due to a $4.7 million increase in employee-related expenses and a $0.5 million increase in depreciation expense. These increases were offset by a $0.8 million decrease in compensation for post-combination services and a $0.8 million decrease in commission expense when compared with the three months ended June 30, 2016. Average headcount in sales and marketing was 950 and 921 for the three months ended June 30, 2017 and 2016, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 3%, or $1.1 million, decrease in general and administrative expenses was primarily due to a $1.9 million decrease in business development expense, a $1.1 million decrease in expenses related to transitional service agreements related to the Comms Transaction and a $0.9 million decrease in legal fees. These decreases were offset by a $1.2 million decrease in bad debt recoveries, a $0.7 million increase in tax related items and a $0.7 million increase in depreciation expense when compared with the three months ended June 30, 2016. Average headcount in general and administrative was 278 and 285 for the three months ended June 30, 2017 and 2016, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and tradenames, and leasehold interests related to the Comms Transaction, ONPATH Technologies, Inc. (ONPATH), Simena, Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics), Network General and Avvasi.
The 5%, or $0.8 million, increase in amortization of acquired intangible assets was due to a $0.8 million increase in amortization associated with the Comms Transaction.
Restructuring. During fiscal year 2017 and 2016, the Company restructured certain departments to better align functions following the Comms Transaction. As a result of the restructuring programs, the Company recorded $0.2 million and $2.0 million of restructuring charges related to severance costs paid to employees during the three months ended June 30, 2017 and 2016, respectively.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,135)	(1)%	$(2,904)	(1)%	$(231)	(8)%
The 8%, or $0.2 million, increase in interest and other expense was primarily due to a $0.4 million loss from the disposal of fixed assets and a $0.2 million increase in interest expense. These increases were offset by a $0.3 million increase in interest income.
Income Tax Expense. Our effective income tax rates were 34.0% and 34.1% for the three months ended June 30, 2017 and 2016, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Income tax expense	$(12,468)	(6)%	$(4,660)	(2)%	$(7,808)	(168)%
Off-Balance Sheet Arrangements

At June 30, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Commitments and Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires us to record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.
Acquisition related – We have a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the former seller which had an initial fair value of $8.0 million at the time of acquisition. At June 30, 2017, the present value of the future consideration was $4.8 million.
Our contingent purchase consideration at June 30, 2017 includes $660 thousand related to the Avvasi acquisition that occurred in August 2016. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover any damages we suffer related to any liabilities that we did not agree to assume, or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30, 2017	March 31, 2017
Cash and cash equivalents	$261,736	$304,880
Short-term marketable securities	138,719	137,892
Long-term marketable securities	9,195	21,933
Cash, cash equivalents and marketable securities	$409,650	$464,705
Cash, cash equivalents and marketable securities
At June 30, 2017, cash, cash equivalents and marketable securities (current and non-current) totaled $409.7 million, a $55.0 million decrease from $464.7 million at March 31, 2017, due primarily to $100.0 million used to repurchase shares of our common stock, partially offset by $52.6 million of cash provided by operations.
At June 30, 2017, cash and short-term and long-term investments in the United States were $281.8 million, while cash held outside the United States was approximately $127.9 million.
Cash and cash equivalents were impacted by the following:

	Three months ended June 30,
	(Dollars in Thousands)
	2017	2016
Net cash provided by operating activities	$52,635	$37,733
Net cash provided by investing activities	$8,554	$12,896
Net cash used in financing activities	$(105,381)	$(50,068)
Net cash from operating activities
Cash provided by operating activities was $52.6 million during the three months ended June 30, 2017, compared with $37.7 million of cash provided by operating activities during the three months ended June 30, 2016. This $14.9 million increase was due in part to a $58.8 million increase relating to accounts receivable collections. Days sales outstanding was 71 days at June 30, 2017 compared with 80 days at March 31, 2017 and 66 days at June 30, 2016. In addition, there was a $4.3 million increase from prepaid expenses and other assets, a $2.8 million increase from deferred income taxes, a $2.1 million increase from share-based compensation expense and a $1.3 million increase from amounts due to and from related parties as a result of the Comms Transaction. These increases were partially offset by a $22.1 million decrease from deferred revenue, a $15.2 million decrease from net income, a $12.0 million decrease in cash inflows from accounts payable, a $2.7 million decrease from accrued compensation and other expenses, a $2.5 million decrease from depreciation and amortization and a $1.0 million decrease from inventories in the three months ended June 30, 2017 as compared with the three months ended June 30, 2016.

Net cash from investing activities

	Three months ended June 30,
	(Dollars in Thousands)
	2017	2016
Cash provided by investing activities included the following:
Purchase of marketable securities	$(35,413)	$(35,806)
Proceeds from maturity of marketable securities	47,318	53,159
Purchase of fixed assets	(3,297)	(9,218)
Purchase of intangible assets	—	(20)
Increase in deposits	(9)	(62)
Collection of contingently returnable consideration from related party	—	5,133
Capitalized software development costs	(45)	(290)
	$8,554	$12,896
Cash provided by investing activities decreased by $4.3 million to $8.6 million during the three months ended June 30, 2017, compared with $12.9 million of cash provided by investing activities in the three months ended June 30, 2016.
The decrease in cash inflow from marketable securities primarily related to a decrease in the proceeds from maturity of investments of $5.8 million during the three months ended June 30, 2017 when compared with the three months ended June 30, 2016.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2018.
Net cash from financing activities

	Three months ended June 30,
	(Dollars in Thousands)
	2017	2016
Cash used in financing activities included the following:
Treasury stock repurchases	$(100,000)	$(50,000)
Tax withholding on restricted stock units	(5,381)	(68)
	$(105,381)	$(50,068)
Cash used in financing activities increased by $55.3 million to $105.4 million during the three months ended June 30, 2017, compared with $50.1 million of cash used in financing activities during the three months ended June 30, 2016.
We repurchased 2,780,433 and 2,100,382 shares of our common stock for $100.0 million and $50.0 million under our stock repurchase program during the three months ended June 30, 2017 and 2016, respectively.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 147,179 and 2,909 shares at a cost of $5.4 million and $0.1 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2017 and 2016, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount of shares that are available for repurchase under that program.
Credit Facility
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We may elect to use this credit facility for working capital purposes or to finance the repurchase of up to 20 million shares of common stock under our common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At June 30, 2017, $300 million was outstanding under this credit facility.
At our election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended March 31, 2017 until we have delivered financial statements for the quarter ended June 30, 2017, the applicable margin will be 1.25% per annum for LIBOR loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
Our consolidated leverage ratio is the ratio of our total funded debt compared with its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of Consolidated EBITDA in the Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2017 until we have delivered financial statements for the quarter ended June 30, 2017, the commitment fee was 0.20% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.35% per annum if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
The Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At June 30, 2017, we were in compliance with all of these covenants.
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
In connection with our revolving credit facility described above, effective as of the closing date of the Credit Agreement, we terminated our existing term loan and revolving credit facility pursuant to the Credit and Security Agreement, dated as of

November 22, 2011, by and among the Company, KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto.
We capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.1 million as of June 30, 2017. A balance of $1.4 million is included as prepaid expenses and other current assets and a balance of $2.7 million is included as other assets in our consolidated balance sheet.
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
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (ASU 2017-07) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. ASU 2017-07 is effective for Net Scout beginning April 1, 2018. We are currently assessing the potential impact of the adoption of ASU 2017-07 on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We are evaluating the new guidance and do not believe the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted this guidance retrospectively on April 1, 2017. We do not have a material amount of restricted cash. Adoption of this ASU did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the new guidance and do not believe the adoption of ASU 2016-16 will have a material impact on our consolidated financial statements.

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for NetScout beginning April 1, 2017. We adopted this guidance on April 1, 2017, which had the following impact on our consolidated financial statements:

•
On a prospective basis, as required, we recorded excess tax benefits of $1.4 million to the provision for income taxes in the consolidated statement of operations for the three months ended June 30, 2017, instead of additional paid-in capital, in the consolidated balance sheet. As a result, net income increased $1.4 million and basic and diluted earnings per share increased by $0.02 for the three months ended June 30, 2017.

•
Excess tax benefits are presented as operating cash inflows in the consolidated statements of cash flows, which we elected to apply on a retrospective basis. As a result, we classified $1.4 million of excess tax benefits as operating cash inflows included within the change in income taxes payable in the consolidated statement of cash flows for the three months ended June 30, 2017.

•
We prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on diluted earnings per share for the three months ended June 30, 2017.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-04, 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five step process to achieve this core principle and, it is possible that more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for us on April 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. We believe we will elect the modified retrospective transition approach. However, we are still evaluating the impact of this new accounting standard. The adoption will most likely result in a reduction in deferred revenue as of April 1, 2018 for performance obligations that are deferred under current guidance that may not be deferred under Topic 606. Upon adoption of Topic 606, we expect to recognize a greater proportion of revenue upon delivery of our products, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a period of time. Since we currently expense sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact on the consolidated financial statements in the year of adoption. We do not foresee any material impact on our cash flows. We continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of June 30, 2017, we owed $300 million on this loan with an interest rate of 2.48%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2017. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $744 thousand as of June 30, 2017.
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
As of June 30, 2017, we had foreign currency forward contracts with notional amounts totaling $14.4 million. The valuation of outstanding foreign currency forward contracts at June 30, 2017 resulted in an asset balance of $420 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $17 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2017, we had foreign currency forward contracts with notional amounts totaling $14.8 million. The valuation of outstanding foreign currency forward contracts at March 31, 2017 resulted in a liability balance of $213 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $110 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2017, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2017, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2017 - 4/30/2017	—	$—	—	6,773,438
5/1/2017 - 5/31/2017	1,453,569	35.45	1,451,000	5,322,438
6/1/2017 - 6/30/2017	1,474,043	36.53	1,329,433	3,993,005
Total	2,927,612	$36.00	2,780,433	3,993,005

(1)
We purchased an aggregate of 147,179 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 20 million share repurchase program authorized on May 19, 2015.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits

(a)	Exhibits

3.1
Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2
Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibits 3.1, 4.1 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on July 17, 2014 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase document.

101.LAB		XBRL Taxonomy Extension Label Linkbase document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: August 3, 2017	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 3, 2017	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1
Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2
Composite copy of Amended and Restated By-laws of NetScout (filed as Exhibits 3.1, 4.1 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on July 17, 2014 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase document.

101.LAB		XBRL Taxonomy Extension Label Linkbase document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
++
Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.