Form 10-Q
period 2017-09-30
NETSCOUT SYSTEMS INC
filed 2017-11-06
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 27, 2017 was 87,140,939.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “NetScout,” the “Company,” “we,” “us,” and “our” refer to NetScout Systems, Inc. and, where appropriate, our consolidated subsidiaries.

NetScout, the NetScout logo, Adaptive Service Intelligence and other trademarks or service marks of NetScout appearing in this Quarterly Report are the property of NetScout Systems, Inc. and/or its subsidiaries and/or affiliates in the United States and/or other countries. Any third-party trade names, trademarks and service marks appearing in this Quarterly Report are the property of their respective holders.

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “intends,” “seeks,” “anticipates,” “believes,” “estimates,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors, including those referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$251,505	$304,880
Marketable securities	55,582	137,892
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,689 and $2,066 at September 30, 2017 and March 31, 2017, respectively	215,227	294,374
Inventories and deferred costs	36,956	40,002
Prepaid income taxes	48,563	40,346
Prepaid expenses and other current assets (related party balances of $3,082 and $3,585 at September 30, 2017 and March 31, 2017, respectively)	29,043	36,972
Total current assets	636,876	854,466
Fixed assets, net	57,413	61,393
Goodwill	1,715,861	1,718,162
Intangible assets, net	887,974	931,269
Deferred income taxes	5,590	6,580
Long-term marketable securities	6,292	21,933
Other assets	7,919	7,710
Total assets	$3,317,925	$3,601,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party balances of $612 and $444 at September 30, 2017 and March 31, 2017, respectively)	$30,128	$37,407
Accrued compensation	62,776	77,607
Accrued other	28,881	29,522
Income taxes payable	6,263	5,057
Deferred revenue and customer deposits	269,644	310,594
Total current liabilities	397,692	460,187
Other long-term liabilities	5,432	3,976
Deferred tax liability	260,371	277,599
Accrued long-term retirement benefits	35,548	32,117
Long-term deferred revenue and customer deposits	81,660	86,595
Long-term debt	300,000	300,000
Contingent liabilities	4,865	4,789
Total liabilities	1,085,568	1,165,263
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2017 and March 31, 2017	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 117,137,727 and 115,917,431 shares issued and 87,140,939 and 92,041,288 shares outstanding at September 30, 2017 and March 31, 2017, respectively	116	116
Additional paid-in capital	2,723,693	2,693,846
Accumulated other comprehensive loss	505	(3,472)
Treasury stock at cost, 29,996,788 and 23,876,143 shares at September 30, 2017 and March 31, 2017, respectively	(781,948)	(570,921)
Retained earnings	289,991	316,681
Total stockholders' equity	2,232,357	2,436,250
Total liabilities and stockholders' equity	$3,317,925	$3,601,513
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product	$149,281	$168,873	$264,103	$333,462
Service	107,582	103,175	218,516	207,538
Total revenue	256,863	272,048	482,619	541,000
Cost of revenue:
Product (related party balances of $0, $2,486, $245 and $7,063, respectively)	45,841	56,647	83,686	116,474
Service (related party balances of $259, $282, $288, and $472, respectively)	28,402	27,863	57,119	55,070
Total cost of revenue	74,243	84,510	140,805	171,544
Gross profit	182,620	187,538	341,814	369,456
Operating expenses:
Research and development (related party balances of $0, $548, $3, and $1,573, respectively)	58,509	61,046	117,475	121,597
Sales and marketing (related party balances of $0, $872, $2 and $2,472, respectively)	77,266	76,706	162,627	158,294
General and administrative (related party balances of $700, $2,039, $944 and $3,543, respectively)	29,495	31,527	59,367	62,454
Amortization of acquired intangible assets	18,298	17,559	36,681	35,131
Restructuring charges	291	(105)	458	1,929
Total operating expenses	183,859	186,733	376,608	379,405
Income (loss) from operations	(1,239)	805	(34,794)	(9,949)
Interest and other expense, net:
Interest income	410	229	890	421
Interest expense	(2,565)	(2,193)	(5,116)	(4,525)
Other expense	(1,168)	(466)	(2,232)	(1,230)
Total interest and other expense, net	(3,323)	(2,430)	(6,458)	(5,334)
Loss before income tax expense	(4,562)	(1,625)	(41,252)	(15,283)
Income tax benefit	(2,094)	(359)	(14,562)	(5,019)
Net loss	$(2,468)	$(1,266)	$(26,690)	$(10,264)
Basic net loss per share	$(0.03)	$(0.01)	$(0.30)	$(0.11)
Diluted net loss per share	$(0.03)	$(0.01)	$(0.30)	$(0.11)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	88,589	91,919	89,878	92,628
Net loss per share - diluted	88,589	91,919	89,878	92,628
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(2,468)	$(1,266)	$(26,690)	$(10,264)
Other comprehensive income (loss):
Cumulative translation adjustments	2,495	171	3,630	(87)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes of $8, $0, $5 and $0, respectively	13	(80)	9	(39)
Total net change in market value of investments	13	(80)	9	(39)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of $153, ($34), $343 and ($52), respectively	262	(54)	566	(85)
Reclassification adjustment for net gains included in net loss, net of taxes (benefits) of ($143), ($4), ($139), and $4, respectively	(236)	(7)	(228)	7
Total net change in market value of derivatives	26	(61)	338	(78)
Other comprehensive income (loss)	2,534	30	3,977	(204)
Total comprehensive income (loss)	$66	$(1,236)	$(22,713)	$(10,468)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(26,690)	$(10,264)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	75,209	80,581
Loss on disposal of fixed assets	421	58
Deal-related compensation expense and accretion charges	76	76
Share-based compensation expense associated with equity awards	22,829	19,802
Deferred income taxes	(17,335)	(25,328)
Other gains (losses)	732	(237)
Changes in assets and liabilities
Accounts receivable and unbilled costs	82,280	6,636
Due from related party	554	22,770
Inventories	(1,048)	239
Prepaid expenses and other assets	(1,668)	(7,773)
Accounts payable	(8,092)	4,414
Accrued compensation and other expenses	(8,080)	(14,041)
Due to related party	168	(2,579)
Income taxes payable	1,769	(3,469)
Deferred revenue	(49,064)	(18,657)
Net cash provided by operating activities	72,061	52,228
Cash flows from investing activities:
Purchase of marketable securities	(57,776)	(53,500)
Proceeds from maturity of marketable securities	155,741	86,853
Purchase of fixed assets	(7,554)	(15,748)
Purchase of intangible assets	(505)	(1,020)
Decrease (increase) in deposits	30	(53)
Acquisition of businesses, net of cash acquired	(8,334)	(4,606)
Contingent purchase consideration	523	660
Collection of contingently returnable consideration from related party	—	5,133
Capitalized software development costs	(110)	(1,231)
Net cash provided by investing activities	82,015	16,488
Cash flows from financing activities:
Issuance of common stock under stock plans	—	1
Payment of contingent consideration	(660)	—
Treasury stock repurchases	(200,000)	(76,592)
Tax withholding on restricted stock units	(11,027)	(6,623)
Net cash used in financing activities	(211,687)	(83,214)
Effect of exchange rate changes on cash and cash equivalents	4,299	(130)
Net decrease in cash and cash equivalents	(53,312)	(14,628)
Cash and cash equivalents and restricted cash, beginning of period	305,726	210,897
Cash and cash equivalents and restricted cash, end of period	$252,414	$196,269
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$5,556	$4,928
Additions to property, plant and equipment included in accounts payable	$(417)	$362
Issuance of common stock under employee stock plans	$8,603	$6,943
Contingent consideration related to acquisition, included in accrued other	$523	$660
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under United States generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission on May 24, 2017.
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2017-12 is effective for the Company beginning April 1, 2019. The Company is currently assessing the potential impact of the adoption of ASU 2017-12 on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (ASU 2017-07) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. ASU 2017-07 is effective for the Company beginning April 1, 2018. The Company is currently assessing the potential impact of the adoption of ASU 2017-07 on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. ASU 2017-01 is effective for the Company beginning April 1, 2018. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company is evaluating the new guidance and does not believe the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-16 is effective for the Company beginning April 1, 2018. The Company is evaluating the new guidance and does not believe the adoption of ASU 2016-16 will have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 is effective for the Company beginning April 1, 2018. The Company is currently assessing the potential impact of the adoption of ASU 2016-15 on its consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this guidance on April 1, 2017, which had the following impact on the consolidated financial statements:

•
On a prospective basis, as required, the Company recorded an excess tax shortfall of $0.2 million and an excess tax benefit of $1.2 million to the provision for income taxes in the consolidated statement of operations for the three and six months ended September 30, 2017, respectively, instead of additional paid-in capital in the consolidated balance sheets. As a result, net income decreased $0.2 million and increased $1.2 million, for the three and six months ended September 30, 2017, respectively. There was no impact to basic and diluted earnings per share for the three months ended September 30, 2017, while basic and diluted earnings per share increased $0.01 for the six months ended September 30, 2017.

•
Excess tax benefits are presented as operating cash activity instead of financing cash activity in the consolidated statements of cash flows, which the Company elected    to apply on a retrospective basis. As a result, the Company classified $1.2 million and $1.4 million of excess tax benefits for the six months ended September 30, 2017 and 2016, respectively, as operating cash outflows included within the change in income taxes payable in the consolidated statements of cash flows. The retrospective classification resulted in decreases in cash provided by operating activities and cash used in financing activities of $1.4 million for the six months ended September 30, 2016.

•
The Company prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have an impact on diluted earnings per share for the three and six months ended September 30, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02), its new standard on accounting for leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. ASU 2016-02 is effective for annual reporting periods beginning after December 31, 2018 and interim periods within those fiscal years, and early adoption is permitted. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017, within ASU 2015-04, 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and 2017-13, collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in applying this process, it is possible that more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for the Company on April 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. The Company believes it will elect the modified retrospective transition approach. However, the Company is still evaluating the impact of this new accounting standard. The adoption will most likely result in a reduction in deferred revenue as of April 1, 2018 for performance obligations that are deferred under current guidance that may not be deferred under Topic 606. Upon adoption of Topic 606, the Company expects to recognize a greater proportion of revenue upon delivery of its products, whereas some of its current product sales are initially recorded in deferred revenue and recognized over a period of time. Since the Company is currently expensing sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact on the consolidated financial statements in the year of adoption. The Company does not foresee any material impact on its cash flows. The Company will continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2017 and March 31, 2017, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2017, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue. During the three and six months ended September 30, 2016, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties that represent a concentration of credit risk of $3.1 million and $3.6 million at September 30, 2017 and March 31, 2017, respectively.
Historically, the Company has not experienced any significant failure of its customers' ability to meet their payment obligations nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company's assumptions are incorrect, there could be an adverse impact on its allowance for doubtful accounts.
NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units granted pursuant to the Company's 2007 Equity Incentive Plan, as amended, and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of product revenue	$293	$266	$506	$461
Cost of service revenue	1,294	1,245	2,310	2,043
Research and development	3,915	3,872	7,090	6,505
Sales and marketing	4,147	3,726	7,591	6,337
General and administrative	2,949	2,569	5,332	4,464
	$12,598	$11,678	$22,829	$19,810
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2017. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2017, employees purchased 262,685 shares under the ESPP and the value per share was $32.75.

NOTE 4 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2017 and March 31, 2017.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2017	March 31, 2017	September 30, 2016	March 31, 2016
Cash and cash equivalents	$251,505	$304,880	$195,423	$210,711
Restricted cash	909	846	846	186
Total cash, cash equivalents and restricted cash	$252,414	$305,726	$196,269	$210,897
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2017, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$40,626	$(30)	$40,596
Commercial paper	13,984	—	13,984
Corporate bonds	1,003	(1)	1,002
Total short-term marketable securities	55,613	(31)	55,582
U.S. government and municipal obligations	6,290	2	6,292
Total long-term marketable securities	6,290	2	6,292
Total marketable securities	$61,903	$(29)	$61,874
The following is a summary of marketable securities held by NetScout at March 31, 2017, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$98,989	$(21)	$98,968
Commercial paper	29,469	—	29,469
Corporate bonds	7,959	(3)	7,956
Certificates of deposit	1,499	—	1,499
Total short-term marketable securities	137,916	(24)	137,892
U.S. government and municipal obligations	21,952	(19)	21,933
Total long-term marketable securities	21,952	(19)	21,933
Total marketable securities	$159,868	$(43)	$159,825

Contractual maturities of the Company's marketable securities held at September 30, 2017 and March 31, 2017 were as follows (in thousands):

	September 30, 2017	March 31, 2017
Available-for-sale securities:
Due in 1 year or less	$55,582	$137,892
Due after 1 year through 5 years	6,292	21,933
	$61,874	$159,825
NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2017 and March 31, 2017 (in thousands):

	Fair Value Measurements at
	September 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$251,505	$—	$—	$251,505
U.S. government and municipal obligations	21,794	25,094	—	46,888
Commercial paper	—	13,984	—	13,984
Corporate bonds	1,002	—	—	1,002
Derivative financial instruments	—	496	—	496
	$274,301	$39,574	$—	$313,875
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,388)	$(5,388)
Derivative financial instruments	—	(18)	—	(18)
	$—	$(18)	$(5,388)	$(5,406)

	Fair Value Measurements at
	March 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$304,880	$—	$—	$304,880
U.S. government and municipal obligations	40,628	80,273	—	120,901
Commercial paper	—	29,469	—	29,469
Corporate bonds	7,956	—	—	7,956
Certificate of deposits	—	1,499	—	1,499
Derivative financial instruments	—	110	—	110
	$353,464	$111,351	$—	$464,815
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,449)	$(5,449)
Derivative financial instruments	—	(213)	—	(213)
	$—	$(213)	$(5,449)	$(5,662)
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including marketable securities and derivative financial instruments.

The Company's Level 1 investments are classified as such because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency.
The Company's Level 2 investments are classified as such because fair value is calculated using market observable data for similar but not identical instruments, or a discounted cash flow model using the contractual interest rate as compared with the underlying interest yield curve. The Company classifies municipal obligations as level 2 because the fair values are determined using quoted prices from markets the Company considers to be inactive. Commercial paper is classified as Level 2 because the Company uses market information from similar but not identical instruments and discounted cash flow models based on interest rate yield curves to determine fair value. The Company's derivative financial instruments consist of forward foreign exchange contracts and are classified as Level 2 because the fair values of these derivatives are determined using models based on market observable inputs, including spot prices for foreign currencies and credit derivatives, as well as an interest rate factor.
The Company's Level 3 liability consists of contingent purchase consideration. The Company's contingent purchase consideration at March 31, 2017 included $660 thousand related to the acquisition of certain assets and liabilities of Avvasi Inc. (Avvasi) in the second quarter of fiscal year 2017. The contingent purchase consideration represented amounts deposited into an escrow account, which was established to cover damages the Company suffers related to any liabilities that the Company did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The contingent purchase consideration was paid to the seller in August 2017.
The fair value of contingent purchase consideration related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the seller is $4.9 million at September 30, 2017. The contingent purchase consideration is included as a contingent liability in the Company's consolidated balance sheet at September 30, 2017 and March 31, 2017.
The Company's contingent purchase consideration also includes $523 thousand related to the acquisition of certain assets and liabilities of Efflux Systems, Inc. (Efflux) in the second quarter of fiscal year 2018. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet as of September 30, 2017.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial assets and liabilities for the six months ended September 30, 2017 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2017	$(5,449)
Additions to Level 3	(523)
Increase in fair value and accretion expense (included within research and development expense)	(76)
Payments made	660
Balance at September 30, 2017	$(5,388)
Deal-related compensation expense and accretion charges related to the contingent consideration for the six months ended September 30, 2017 was $76 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2017	March 31, 2017
Raw materials	$20,126	$22,305
Work in process	425	998
Finished goods and deferred costs	16,405	16,699
	$36,956	$40,002

NOTE 7 - ACQUISITIONS
Efflux
On July 12, 2017 (the Efflux Closing Date), the Company completed the acquisition of Efflux for $8.6 million. Efflux's technology detects, analyzes and correlates threat activity within enterprise networks. The Efflux technology and engineering talent have been integrated into Arbor Networks in order to support the ongoing enhancement of Arbor SpectrumTM for advanced threat detection.
The Company has completed the purchase accounting related to the Efflux acquisition as of September 30, 2017.
The following table summarizes the allocation of the purchase price (in thousands):

Initial cash payment	$8,104
Estimated fair value of contingent purchase consideration	523
Estimated purchase price	$8,627

Estimated fair value of assets acquired and liabilities assumed (in thousands):

Cash	$93
Accounts receivable	3
Prepaid and other current assets	208
Property, plant and equipment	8
Intangible assets	2,590
Deferred tax asset	841
Accounts payable	(7)
Accrued other liabilities	(200)
Deferred revenue	(8)
Deferred tax liabilities	(978)
Goodwill	$6,077
Of the total consideration, $523 thousand was deposited into an escrow account. The escrow account was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Generally, indemnification claims that Efflux would be liable for are limited to the total amount of the escrow account and shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Efflux's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $523 thousand will be paid to the seller on July 12, 2018.
In connection with the Efflux acquisition, certain former employees of Efflux will receive cash retention payments subject to such employee's continued employment with the Company through the next regularly scheduled payroll dates following each of the first and second anniversaries of the Efflux Closing Date. The cash retention payment liability was accounted for separately from the business combination as the cash retention payment is automatically forfeited upon termination of employment. The Company will record the liability over the period it is earned as compensation expense for post-combination services.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill of $6.1 million from the acquisition was included within the Security reporting unit. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.
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

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$1,980	10
Customer relationships	610	10
	$2,590
The weighted average useful life of identifiable intangible assets acquired from Efflux is 10 years.

Avvasi
On August 19, 2016, the Company acquired certain assets and liabilities of Avvasi for $4.6 million. Avvasi's technology allows service providers to measure, improve and monetize video in their networks. This acquisition builds on the Company's ongoing investment to enhance its service assurance capabilities for video traffic over 4G/LTE networks.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill of $2.0 million from the acquisition was included within the Service Assurance reporting unit.

Communications Business
On July 14, 2015 (Closing Date), the Company completed the acquisition of Danaher Corporation's (Danaher) Communications Business (Communications Business), which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher's data communications cable installation business and its communication service provider business (the Comms Transaction), which was structured as a Reverse Morris Trust transaction whereby Danaher contributed its Communications Business to a new subsidiary, Potomac Holding LLC (Newco). The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock to the existing common unit holders of Newco, based on the July 13, 2015 NetScout common stock closing share price of $36.89 per share. On the Closing Date, the Company did not gain control over certain foreign entities due to regulatory and other compliance requirements (Delayed Close Entities). The Company closed on the acquisition of these Delayed Close Entities on October 7, 2015.
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

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee's cancelled Danaher equity award and up to an aggregate of $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award was paid on August 4, 2016, to those employees that continued their employment with NetScout through the applicable vesting date of August 4, 2016. Danaher reimbursed NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability was accounted for separately from the business combination as the cash retention award was automatically forfeited upon termination of employment. NetScout recorded the cash retention award liability over the period it was earned as compensation expense for post-combination services. The reimbursement by Danaher to NetScout of the cash retention award payment was accounted for separately from the business combination on the date of the acquisition. For the three and six months ended September 30, 2016, $2.6 million and $4.3 million, respectively, was recorded as compensation expense for post-combination services.

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

4)
Certain Newco Employees received cash retention payments that were subject to the employee's continued employment with NetScout through October 16, 2015, ninety (90) days after the close of the acquisition. The cash retention payment liability was accounted for separately from the business combination as the cash retention payment was automatically forfeited upon termination of employment. NetScout recorded the liability over the period it was earned as compensation expense for post-combination services. The payment of the cash retention award, which was reimbursed by Danaher to NetScout, was accounted for separately from the business combination on the date of the acquisition.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Service Assurance and (2) Security. The Company assesses goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2017.
At September 30, 2017, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.6 million, respectively. At March 31, 2017, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $548.5 million, respectively.
The change in the carrying amount of goodwill for the six months ended September 30, 2017 is due to the acquisition of Efflux and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the six months ended September 30, 2017 are as follows (in thousands):

Balance at March 31, 2017	$1,718,162
Goodwill acquired during the quarter ended September 30, 2017	6,077
Foreign currency translation impact	(8,378)
Balance as of September 30, 2017	$1,715,861
Intangible Assets
The net carrying amounts of intangible assets were $888.0 million and $931.3 million at September 30, 2017 and March 31, 2017, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at September 30, 2017 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$258,729	$(129,824)	$128,905
Customer relationships	841,876	(139,317)	702,559
Distributor relationships and technology licenses	8,961	(4,283)	4,678
Definite-lived trademark and trade name	44,230	(15,364)	28,866
Core technology	7,280	(6,414)	866
Net beneficial leases	336	(336)	—
Non-compete agreements	306	(306)	—
Leasehold interest	2,600	(1,484)	1,116
Backlog	18,434	(18,429)	5
Capitalized software	3,157	(1,094)	2,063
Other	1,208	(892)	316
	$1,187,117	$(317,743)	$869,374
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
Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization of intangible assets included as:
Product revenue	$2	$2,869	$4	$5,746
Cost of product revenue	10,129	10,757	19,943	21,429
Operating expense	18,303	17,636	36,692	35,263
	$28,434	$31,262	$56,639	$62,438

The following is the expected future amortization expense at September 30, 2017 for the fiscal years ending March 31 (in thousands):

2018 (remaining six months)	$56,710
2019	107,775
2020	98,421
2021	86,287
2022	75,155
Thereafter	445,026
$869,374
The weighted-average amortization period of developed technology and core technology is 11.5 years. The weighted-average amortization period for customer and distributor relationships is 16.1 years. The weighted-average amortization period for trademarks and trade names is 8.5 years. The weighted-average amortization period for leasehold interests is 5.6 years. The weighted-average amortization period for backlog is 2.0 years. The weighted-average amortization period for capitalized software is 4.0 years. The weighted-average amortization period for amortizing all intangible assets is 14.6 years.
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
All of the Company's derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. These contracts will mature over the next twelve months and are expected to impact earnings on or before maturity.
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2017 and March 31, 2017 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2017	March 31, 2017	September 30, 2017	March 31, 2017	September 30, 2017	March 31, 2017
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,504	$14,752	$496	$110	$18	$213

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Loss Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2017	September 30, 2016	Location	September 30, 2017	September 30, 2016	Location	September 30, 2017	September 30, 2016
Forward contracts	$415	$(88)	Research and development	$(54)	$(6)	Research and development	$34	$18
			Sales and marketing	(325)	(5)	Sales and marketing	(46)	(57)
	$415	$(88)		$(379)	$(11)		$(12)	$(39)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the six months ended September 30, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2017	September 30, 2016	Location	September 30, 2017	September 30, 2016	Location	September 30, 2017	September 30, 2016
Forward contracts	$909	$(137)	Research and development	$(82)	$(18)	Research and development	$37	$31
			Sales and marketing	(285)	29	Sales and marketing	(74)	(92)
	$909	$(137)		$(367)	$11		$(37)	$(61)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use this credit facility for working capital purposes or to finance the repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At September 30, 2017, $300 million was outstanding under this credit facility.
At the Company's election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2017 until the Company has delivered financial statements for the quarter ended September 30, 2017, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.00 to 1.00.
The Company's consolidated leverage ratio is the ratio of its total funded debt compared to its consolidated adjusted EBITDA. Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the definition of consolidated adjusted EBITDA in the Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2017 until the Company has delivered financial statements for the quarter ended September 30, 2017, the commitment fee was 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.35% per annum if the Company's consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company's consolidated leverage ratio is equal to or less than 1.00 to 1.00.
Letter of credit participation fees are payable to each lender on the amount of such lender's letter of credit exposure, during the period from the closing date of the Credit Agreement to but excluding the date which is the later of (i) the date on which such lender's commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at a rate per annum equal to the applicable margin for LIBOR loans. Additionally, the Company will pay a fronting fee to each issuing bank in amounts to be agreed to between the Company and the applicable issuing bank.
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
The loans and other obligations under the credit facility are (a) guaranteed by each of the Company's wholly owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Company and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Credit Agreement.
The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At September 30, 2017, the Company was in compliance with all of these covenants.
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
In connection with the Company's revolving credit facility described above, effective as of the closing date of the Credit Agreement, the Company terminated its existing term loan and revolving credit facility pursuant to the Credit and Security Agreement, dated as of November 22, 2011, by and among the Company, KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, Wells Fargo Bank, National Association, as joint lead arranger and co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger, Bank of America, N.A., as co-syndication agent, and Silicon Valley Bank and Comerica Bank, as co-documentation agents, and the Lenders party thereto.
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $3.7 million as of September 30, 2017. The balance of $1.3 million was included as prepaid expenses and other current assets and a balance of $2.4 million was included as other assets in the Company's consolidated balance sheet.
NOTE 11 – RESTRUCTURING CHARGES
During the quarter ended June 30, 2016, the Company restructured certain departments to better align functions subsequent to the Comms Transaction. As a result of the restructuring program, the Company recorded $2.0 million of restructuring charges related to one-time termination benefits to be paid to nineteen employees, which was recorded in the six months ended September 30, 2016. All one-time termination benefits were paid during the twelve months ended March 31, 2017.
During the quarter ended March 31, 2017, the Company restructured certain departments to better align functions subsequent to the Comms Transaction, resulting in the termination of forty-one employees. Communication of the plan to the impacted employees was substantially completed on March 31, 2017. As a result of the workforce reduction, during the twelve months ended March 31, 2017, the Company recorded a restructuring charge totaling $1.9 million related to one-time termination benefits and $0.4 million in facility related charges. All of the workforce reduction was completed during the quarter ending September 30, 2017. The Company recorded an additional charge for one-time termination benefits of $0.7 million during the six months ended September 30, 2017. The one-time termination benefits and facilities-related costs will be paid in full during the fiscal year ending March 31, 2018.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q4 FY2017 Plan
	Employee-Related	Facilities Related	Total
Balance at March 31, 2017	$1,550	$405	$1,955
Restructuring charges to operations	729	208	$937
Cash payments	(1,519)	(120)	(1,639)
Other adjustments	(408)	(15)	(423)
Balance at September 30, 2017	$352	$478	$830
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheets. The balance is expected to be paid in full in the next twelve months.
The accruals for facilities-related exit costs are included as accrued other liabilities. The balance is expected to be paid in full in the next twelve months.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At September 30, 2017, the present value of the future consideration was $4.9 million.
The Company has a contingent liability for $523 thousand related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Generally, indemnification claims that Efflux would be liable for are limited to the total amount of the escrow account and shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Efflux's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $523 thousand will be paid to the seller on July 12, 2018.
In addition, the Company had a contingent liability at March 31, 2017 for $660 thousand related to the acquisition of Avvasi in August 2016. The $660 thousand was paid to the seller in August 2017.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As disclosed in Part II, Item 1, in March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In September 2017, the Court dismissed Plaintiff’s claims and NetScout’s counterclaims with respect to two of the five patents. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of the remaining three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter, and the deadline for the parties to file any post-trial motions challenging the jury’s verdict or concerning the other legal and equitable defenses raised by NetScout has not yet passed. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims.

NOTE 13 – PENSION BENEFIT PLANS
Certain of the Company's non-U.S. employees participate in certain noncontributory defined benefit pension plans acquired in the Comms Transaction on July 14, 2015. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan's funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$70	$81	$141	$165
Interest cost	136	157	273	321
Net periodic pension cost	$206	$238	$414	$486

Expected Contributions
During the six months ended September 30, 2017, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2018, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 14 – TREASURY STOCK
On May 19, 2015, the Company's board of directors approved a share repurchase program, conditional upon the completion of the Comms Transaction. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. Through September 30, 2017, the Company has repurchased 19,029,350 shares totaling $580.0 million in the open market under this stock repurchase plan. At September 30, 2017, 970,650 shares of common stock remained available to be purchased under the plan. The Company repurchased 5,802,788 shares for $200.0 million under the program during the six months ended September 30, 2017.
In connection with the delivery of common shares upon vesting of restricted stock units, the Company withheld 317,857 shares at a cost of $11.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2017. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 15 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(2,468)	$(1,266)	$(26,690)	$(10,264)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	88,589	91,919	89,878	92,628
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	88,589	91,919	89,878	92,628
Net loss per share:
Basic net loss per share	$(0.03)	$(0.01)	$(0.30)	$(0.11)
Diluted net loss per share	$(0.03)	$(0.01)	$(0.30)	$(0.11)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted stock units	936	709	1,102	797
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As we incurred a net loss in the three and six months ended September 30, 2017 and 2016, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 16 – INCOME TAXES
The Company's effective income tax rates were 45.9% and 22.1% for the three months ended September 30, 2017 and 2016, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended September 30, 2017 is higher than the effective rate for the three months ended September 30, 2016, primarily due to the benefit of equity compensation deductions recorded during the three months ended September 30, 2017, including benefits recorded to the income statement pursuant to the adoption of ASU 2016-09, Compensation - Stock Compensation. This benefit has the effect of increasing the tax rate due to losses being generated in the three months ended September 30, 2017.
The Company's effective income tax rates were 35.3% and 32.8% for the six months ended September 30, 2017 and 2016, respectively. The effective tax rate for the six months ended September 30, 2017 is higher than the effective rate for the six months ended September 30, 2016, primarily due to the benefit of equity compensation deductions recorded during the six months ended September 30, 2017, including benefits recorded to the income statement pursuant to the adoption of ASU 2016-09, Compensation - Stock Compensation. This benefit has the effect of increasing the tax rate due to losses being generated in the six months ended September 30, 2017.

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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$153,632	$180,059	$292,250	$349,367
Europe	43,102	40,680	78,550	82,737
Asia	25,201	19,175	44,728	44,618
Rest of the world	34,928	32,134	67,091	64,278
	$256,863	$272,048	$482,619	$541,000
The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue because the Company ships the products to a United States location. Further, the Company determines the geography of its sales after considering where the contract originated. Beginning in the first quarter of fiscal year 2018, the Company changed the structure of its sales force. As a result, consideration was given to this change when determining revenue by geography for the three and six months ended September 30, 2017. Prior periods in fiscal year 2017 were recast to conform to the current presentation. A majority of revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.
NOTE 18 - RELATED PARTY TRANSACTIONS
During our fiscal year ended March 31, 2016 and the three months ended June 30, 2016, a member of the Company's Board of Directors served as an executive officer of Danaher. As part of the split off of Danaher's Communications Business and the Company's subsequent acquisition of that business from Newco's shareholders, NetScout has entered into multiple transactions with Danaher which include: transition services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. This board member is now the founding President and CEO of Fortive Corporation (Fortive), which spun off of Danaher in July 2016. As part of the spin-off of Fortive, the transition services agreement was amended to, among other things, assign Danaher's rights, duties, obligations and liabilities under the transition services agreement to Fluke Corporation, a subsidiary of Fortive. The Company will continue to report the wind down of preexisting transactions as related party transactions through the Company's fiscal year 2018. The Company has disclosed the transactions with Danaher and Fortive parenthetically within the financial statements.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties. The following table summarizes those balances (in thousands):

	September 30, 2017	March 31, 2017
Danaher	$194	$404
Fortive	2,888	3,181
	$3,082	$3,585
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	September 30, 2017	March 31, 2017
Fortive	612	444
	$612	$444

As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Danaher:
Cost of product revenue	$—	$113	$—	$4,690
Cost of service revenue	—	268	—	458
Research and development expenses	—	652	—	1,677
Sales and marketing	—	722	2	2,322
General and administrative expenses	3	998	4	2,502
	$3	$2,753	$6	$11,649
Fortive:
Cost of product revenue	$—	$2,373	$245	$2,373
Cost of service revenue	259	14	288	14
Research and development expenses	—	(104)	3	(104)
Sales and marketing	—	150	—	150
General and administrative expenses	697	1,041	940	1,041
	$956	$3,474	$1,476	$3,474
As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows (in thousands):

	Six Months Ended
	September 30,
	2017	2016
Due from related party:
Danaher	$154	$16,955
Fortive	400	5,815
Total	$554	$22,770

Due to related party:
Danaher	$—	$(2,955)
Fortive	168	376
Total	$168	$(2,579)

NOTE 19 – SUBSEQUENT EVENTS
On October 24, 2017, the Company’s Board of Directors approved a new share repurchase program that will enable the Company to repurchase up to twenty-five million shares of its common stock. This new program will become effective once the Company’s previously disclosed twenty million share repurchase program is completed. As of September 30, 2017, there were 970,650 shares available for repurchase under the existing program. The Company plans to acquire shares in open market transactions that may use a 10b5-1 plan, and may also repurchase shares via accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases under this new program will be funded from one or a combination of existing cash balances, future free cash flow and indebtedness. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of its new share repurchase program. The timing and amount of future repurchase activity under the new program will depend on market conditions, corporate considerations, debt agreements, and regulatory requirements. The new program may be modified, suspended or terminated at any time by the Board.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
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
Results Overview
Total revenue for the three and six months ended September 30, 2017 continued to be impacted by the ongoing moderation in spending by a large tier-one service provider, which represented greater than 10% of total revenue during the three and six months ended September 30, 2016 and is no longer spending at the same level.
Our gross profit percentage increased by three percentage points during the six months ended September 30, 2017 as compared with the six months ended September 30, 2016.
Net loss for the six months ended September 30, 2017 was $26.7 million, as compared with a net loss for the six months ended September 30, 2016 of $10.3 million, resulting in a decrease in net income of $16.4 million.

We continue to maintain strong liquidity. At September 30, 2017, cash, cash equivalents and marketable securities (current and non-current) totaled $313.4 million, a $151.3 million decrease from $464.7 million at March 31, 2017 due primarily to $200.0 million used to repurchase shares of our common stock, partially offset by cash provided by operations of $72.1 million during the six months ended September 30, 2017.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP EBIDTA from operations margin, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, as well as revenue impacted by the amortization of acquired intangible assets. Non-GAAP gross profit includes the foregoing adjustments and also removes expenses related to the amortization of acquired intangible assets, stock-based compensation, certain expenses relating to acquisitions including depreciation costs, compensation for post-combination services and business development and integration costs. Non-GAAP income from operations includes the foregoing adjustments and also removes restructuring charges and costs related to new accounting standard implementation. Non-GAAP operating margin is calculated based on the non-GAAP financial metrics discussed above. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments and also removes expenses and or benefit related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expense, net of related income tax effects. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, gross profit, loss from operations, net loss and net loss per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2017 and 2016 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GAAP revenue	$256,863	$272,048	$482,619	$541,000
Product deferred revenue fair value adjustment	719	3,130	1,435	4,475
Service deferred revenue fair value adjustment	2,361	5,218	4,736	10,001
Amortization of acquired intangible assets	2	2,869	4	5,746
Non-GAAP revenue	$259,945	$283,265	$488,794	$561,222

GAAP gross profit	$182,620	187,538	$341,814	$369,456
Product deferred revenue fair value adjustment	719	3,130	1,435	4,475
Service deferred revenue fair value adjustment	2,361	5,218	4,736	10,001
Share-based compensation expense	1,587	1,511	2,816	2,504
Amortization of acquired intangible assets	9,309	13,253	18,550	26,499
Business development and integration expense	(340)	(68)	649	90
Compensation for post-combination services	—	381	—	525
Acquisition related depreciation expense	36	(12)	78	153
Non-GAAP gross profit	$196,292	$210,951	$370,078	$413,703

GAAP income (loss) from operations	$(1,239)	$805	$(34,794)	$(9,949)
Product deferred revenue fair value adjustment	719	3,130	1,435	4,475
Service deferred revenue fair value adjustment	2,361	5,218	4,736	10,001
Share-based compensation expense	12,598	11,678	22,829	19,810
Amortization of acquired intangible assets	27,607	30,812	55,231	61,630
Business development and integration expense	(1,244)	2,977	4,912	6,646
New standard implementation expense	431	—	431	—
Compensation for post-combination services	404	2,867	641	4,582
Restructuring charges	291	(105)	458	1,929
Acquisition related depreciation expense	506	666	1,061	2,025
Non-GAAP income from operations	$42,434	$58,048	$56,940	$101,149

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GAAP net loss	$(2,468)	$(1,266)	$(26,690)	$(10,264)
Product deferred revenue fair value adjustment	719	3,130	1,435	4,475
Service deferred revenue fair value adjustment	2,361	5,218	4,736	10,001
Share-based compensation expense	12,598	11,678	22,829	19,810
Amortization of acquired intangible assets	27,607	30,812	55,231	61,630
Business development and integration expense	(1,244)	2,977	4,912	6,646
New standard implementation expense	431	—	431	—
Compensation for post-combination services	404	2,867	641	4,582
Restructuring charges	291	(105)	458	1,929
Acquisition-related depreciation expense	506	666	1,061	2,025
Income tax adjustments	(15,001)	(19,544)	(31,221)	(38,072)
Non-GAAP net income	$26,204	$36,433	$33,823	$62,762

GAAP diluted net loss per share	$(0.03)	$(0.01)	$(0.30)	$(0.11)
Per share impact of non-GAAP adjustments identified above	0.32	0.40	0.67	0.78
Non-GAAP diluted net income per share	$0.29	$0.39	$0.37	$0.67

GAAP income (loss) from operations	$(1,239)	$805	$(34,794)	$(9,949)
Previous adjustments to determine non-GAAP income from operations	43,673	57,243	$91,734	111,098
Non-GAAP income from operations	42,434	58,048	56,940	101,149
Depreciation excluding acquisition related	9,383	8,929	18,917	16,926
Non-GAAP EBITDA from operations	$51,817	$66,977	$75,857	$118,075

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

Three Months Ended September 30, 2017 and 2016
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended September 30, 2017, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the three months ended September 30, 2016, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$149,281	58%	$168,873	62%	$(19,592)	(12)%
Service	107,582	42	103,175	38	4,407	4%
Total revenue	$256,863	100%	$272,048	100%	$(15,185)	(6)%
Product. The 12%, or $19.6 million, decrease in product revenue compared with the same period last year was primarily due to the combination of lower product revenue from a large tier-one service provider and modestly lower service assurance product revenue from enterprise customers. This decrease was partially offset by higher product revenue from other service provider customers and higher enterprise security product revenue.
Going forward, we expect that the revenue mix in future quarters will be more balanced between service provider and enterprise customers than last year's revenue mix. This is largely due to anticipated moderation in spending by certain large tier-one service provider customers and anticipated growth by enterprise customers. However, the timing and magnitude of certain large projects will continue to impact the quarterly revenue mix in any given quarter.
Service. The 4%, or $4.4 million, increase in service revenue compared with the same period last year was due to an increase in maintenance contracts. We expect service revenue growth will increase in line with the growth of our installed base and the related maintenance contracts, moderated by price erosion on larger maintenance and support agreements when they are renewed.
Total revenue by geography is as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
United States	$153,632	60%	$180,059	66%	$(26,427)	(15)%
International:
Europe	43,102	17	40,680	15	2,422	6%
Asia	25,201	10	19,175	7	6,026	31%
Rest of the world	34,928	13	32,134	12	2,794	9%
Subtotal international	103,231	40	91,989	34	11,242	12%
Total revenue	$256,863	100%	$272,048	100%	$(15,185)	(6)%
United States revenue decreased 15%, or $26.4 million, compared with the same period last year due to the decrease in revenue from service assurance products primarily associated with the aforementioned moderation in spending from one large tier-one service provider customer. The 12%, or $11.2 million, increase in international revenue compared with the same period last year is primarily due to increases in revenue for service assurance products used by service provider customers in Europe and Asia. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations, we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$45,841	18%	$56,647	21%	$(10,806)	(19)%
Service	28,402	11	27,863	10	539	2%
Total cost of revenue	$74,243	29%	$84,510	31%	$(10,267)	(12)%
Gross profit:
Product $	$103,440	40%	$112,226	41%	$(8,786)	(8)%
Product gross profit %	69%		66%
Service $	$79,180	31%	$75,312	28%	$3,868	5%
Service gross profit %	74%		73%
Total gross profit $	$182,620		$187,538		$(4,918)	(3)%
Total gross profit %	71%		69%
Product. The 19%, or $10.8 million, decrease in cost of product revenue was primarily due to an $11.3 million decrease in direct material costs due to the shifts in product mix and the decrease in product revenue, a $1.4 million decrease in capitalized overhead costs and a $0.8 million decrease in the amortization of intangible assets. These decreases were partially offset by a $1.9 million increase in inventory obsolescence charges. The product gross profit percentage increased by three percentage points to 69% during the three months ended September 30, 2017 as compared with the three months ended September 30, 2016. The improvement in gross margin, despite lower product revenue, reflects favorable shifts in product mix due in part to ongoing adoption of new higher margin products. The 8%, or $8.8 million, decrease in product gross profit corresponds with the 12%, or $19.6 million, decrease in product revenue offset by the 19%, or $10.8 million, decrease in cost of product revenue. Average headcount in manufacturing was 93 and 94 for the three months ended September 30, 2017 and 2016, respectively.
Service. There was a 2%, or $0.5 million, increase in cost of service revenue during the three months ended September 30, 2017 when compared with the three months ended September 30, 2016. The service gross profit percentage increased by one percentage point to 74% for the three months ended September 30, 2017 as compared with the three months ended September 30, 2016. The 5%, or $3.9 million, increase in service gross profit corresponds with the 4%, or $4.4 million, increase in service revenue, partially offset by the 2%, or $0.5 million, increase in cost of service. Average headcount in service was 604 and 632 for the three months ended September 30, 2017 and 2016, respectively.
Gross profit. Our gross profit decreased 3%, or $4.9 million, during the three months ended September 30, 2017 when compared with the three months ended September 30, 2016. This decrease is attributable to the 6%, or $15.2 million decrease in revenue, offset by the 12%, or $10.3 million, decrease in cost of revenue. The gross profit percentage increased two percentage points to 71% for the three months ended September 30, 2017 as compared with the three months ended September 30, 2016.

Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Research and development	$58,509	23%	$61,046	22%	$(2,537)	(4)%
Sales and marketing	77,266	30	76,706	28	560	1%
General and administrative	29,495	11	31,527	12	(2,032)	(6)%
Amortization of acquired intangible assets	18,298	7	17,559	7	739	4%
Restructuring charges	291	—	(105)	—	396	377%
Total operating expenses	$183,859	71%	$186,733	69%	$(2,874)	(2)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 4%, or $2.5 million, decrease in research and development expenses was due to a $1.6 million decrease in consulting fees and a $1.4 million decrease in employee-related expenses. Average headcount in research and development was 1,155 and 1,210 for the three months ended September 30, 2017 and 2016, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 1%, or $0.6 million, increase in total sales and marketing expenses was primarily due to a $2.7 million increase in employee-related expenses. These increases were partially offset by a $0.8 million decrease in commissions expense, a $0.5 million decrease in trade shows and other events and a $0.5 million decrease in advertising expense when compared with the three months ended September 30, 2016. Average headcount in sales and marketing was 969 and 924 for the three months ended September 30, 2017 and 2016, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 6%, or $2.0 million, decrease in general and administrative expenses was primarily due to a $3.3 million decrease in business development expense, a $1.0 million decrease in compensation for post-combination services and a $0.8 million decrease in expenses related to transitional service agreements related to the Comms Transaction. These decreases were partially offset by a $1.3 million decrease in bad debt recoveries, a $0.6 million increase in legal fees, a $0.5 million increase in rent and a $0.4 million increase in consulting fees related to the implementation of new accounting standards when compared with the three months ended September 30, 2016. Average headcount in general and administrative was 276 and 284 for the three months ended September 30, 2017 and 2016, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and tradenames, and leasehold interests; related to the Comms Transaction, ONPATH Technologies, Inc. (ONPATH), Simena, Fox Replay BV (Replay), Psytechnics, Ltd (Psytechnics), Network General, Avvasi and Efflux.
The 4%, or $0.7 million, increase in amortization of acquired intangible assets was due to a $0.7 million increase in amortization associated with the Comms Transaction.
Restructuring. During fiscal year 2017, the Company restructured certain departments to better align functions following the Comms Transaction. As a result of the restructuring programs, the Company recorded $0.3 million of restructuring charges related to severance costs paid to employees as well as facilities-related costs during the three months ended September 30, 2017.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,323)	(1)%	$(2,430)	(1)%	$(893)	(37)%
The 37%, or $0.9 million, increase in interest and other expense was primarily due to a $0.7 million increase in foreign currency exchange expense and a $0.4 million increase in interest expense. These increases were partially offset by a $0.2 million increase in interest income.
Income Taxes. Our effective income tax rates were 45.9% and 22.1% for the three months ended September 30, 2017 and 2016, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended September 30, 2017 is higher than the effective rate for the three months ended September 30, 2016, primarily due to the benefit of equity compensation deductions recorded during the three months ended September 30, 2017, including benefits recorded to the income statement pursuant to the adoption of ASU 2016-09, Compensation - Stock Compensation. This benefit has the effect of increasing the tax rate due to losses being generated in the three months ended September 30, 2017.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(2,094)	(1)%	$(359)	—%	$(1,735)	(483)%
Six Months Ended September 30, 2017 and 2016
Revenue
During the six months ended September 30, 2017 no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the six months ended September 30, 2016, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$264,103	55%	$333,462	62%	$(69,359)	(21)%
Service	218,516	45%	207,538	38%	10,978	5%
Total revenue	$482,619	100%	$541,000	100%	$(58,381)	(11)%
Product. The 21%, or $69.4 million, decrease in product revenue compared with the same period last year was primarily due to the combination of lower product revenue from a large tier-one service provider and modestly lower service assurance product revenue from enterprise customers. This decrease was partially offset by higher product revenue from other service provider customers and higher enterprise security product revenue.
Service. The 5%, or $11.0 million, increase in service revenue compared with the same period last year was primarily due to an increase in maintenance contracts.

Total revenue by geography is as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
United States	$292,250	61%	$349,367	65%	$(57,117)	(16)%
International:
Europe	78,550	16	82,737	15	(4,187)	(5)%
Asia	44,728	9	44,618	8	110	—%
Rest of the world	67,091	14	64,278	12	2,813	4%
Subtotal international	190,369	39	191,633	35	(1,264)	(1)%
Total revenue	$482,619	100%	$541,000	100%	$(58,381)	(11)%
United States revenues decreased 16%, or $57.1 million, primarily due to a decrease in revenue from service assurance products. The 1%, or $1.3 million, decrease in international revenue is primarily due to decreases in revenue for service assurance products in Europe.
Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$83,686	17%	$116,474	22%	$(32,788)	(28)%
Service	57,119	12	55,070	10	2,049	4%
Total cost of revenue	$140,805	29%	$171,544	32%	$(30,739)	(18)%
Gross profit:
Product $	$180,417	37%	$216,988	40%	$(36,571)	(17)%
Product gross profit %	68%		65%
Service $	$161,397	33%	$152,468	28%	$8,929	6%
Service gross profit %	74%		73%
Total gross profit $	$341,814		$369,456		$(27,642)	(7)%
Total gross profit %	71%		68%
Product. The 28%, or $32.8 million, decrease in cost of product revenue compared to the same period last year was primarily due to a $28.8 million decrease in direct material costs due to the shifts in product mix and the decrease in product revenue, a $2.3 million decrease in expenses related to the transitional service agreements related to the Comms Transaction, a $1.7 million decrease in the amortization of intangible assets and a $1.1 million decrease in employee-related expenses. The product gross profit percentage increased by three percentage points to 68% during the six months ended September 30, 2017 when compared to the six months ended September 30, 2016. The 17%, or $36.6 million, decrease in product gross profit corresponds with the 21%, or $69.4 million, decrease in product revenue, partially offset by the 28%, or $32.8 million, decrease in cost of product. Average headcount in manufacturing was 93 and 98 for the six months ended September 30, 2017 and 2016, respectively.
Service. The 4%, or $2.0 million, increase in cost of service revenue compared to the same period last year was primarily due to a $1.2 million increase in employee-related expenses and a $0.9 million increase in consulting costs. The service gross profit percentage increased by one percentage point to 74% for the six months ended September 30, 2017 when compared to the six months ended September 30, 2016. The 6%, or $8.9 million, increase in service gross profit corresponds with the 5%, or

$11.0 million, increase in service revenue, partially offset by the 4%, or $2.0 million, increase in cost of services. Average service headcount was 606 and 618 for the six months ended September 30, 2017 and 2016, respectively.
Gross profit. Our gross profit for the six months ended September 30, 2017 decreased 7%, or $27.6 million compared to the same period last year. This decrease is attributable to our decrease in revenue of 11% or $58.4 million, partially offset by an 18%, or $30.7 million, decrease in cost of revenue. The gross profit percentage increased by three percentage points to 71% for the six months ended September 30, 2017 when compared to the six months ended September 30, 2016.
Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Research and development	$117,475	24%	$121,597	22%	$(4,122)	(3)%
Sales and marketing	162,627	34%	158,294	30%	4,333	3%
General and administrative	59,367	12%	62,454	12%	(3,087)	(5)%
Amortization of acquired intangible assets	36,681	8%	35,131	6%	1,550	4%
Restructuring charges	458	0%	1,929	0%	(1,471)	(76)%
Total operating expenses	$376,608	78%	$379,405	70%	$(2,797)	(1)%
Research and development. The 3%, or $4.1 million, decrease in research and development expenses for the six months ended September 30, 2017 compared to the same period last year was primarily due to $3.0 million decrease in consulting fees, a $1.6 million decrease in employee-related expenses, a $1.1 million decrease in compensation for post-combination services and a $0.7 million decrease from the purchase accounting fair value amortization adjustments related to the Comms Transaction. These decreases were partially offset by a $0.7 million increase in business development expenses. Average headcount in research and development was 1,178 and 1,211 for the six months ended September 30, 2017 and 2016, respectively.
Sales and marketing. The 3%, or $4.3 million, increase in total sales and marketing expenses for the six months ended September 30, 2017 compared to the same period last year was primarily due to a $6.4 million increase in employee-related expenses, a $1.1 million increase in depreciation expense and a $0.9 million increase in business development costs. These increases were partially offset by a $1.5 million decrease in compensation for post-combination services, a $1.4 million decrease in commissions expense, a $0.6 million decrease in trade shows and other events and a $0.6 million decrease in advertising expenses. Average headcount in sales and marketing was 959 and 922 for the six months ended September 30, 2017 and 2016, respectively.
General and administrative. The 5%, or $3.1 million, decrease in general and administrative expenses for the six months ended September 30, 2017 compared to the same period last year was primarily due to a $4.0 million decrease in business development expense, a $1.9 million decrease in expenses related to transitional service agreements related to the Comms Transaction and a $0.8 million decrease in compensation for post-combination services. These decreases were partially offset by a $2.5 million decrease in bad debt recoveries and a $0.9 million increase in tax related items when compared with the three months ended September 30, 2016. Average headcount in general and administrative was 277 and 284 for the six months ended September 30, 2017 and 2016, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest; related to the acquisitions of the Communications Business, ONPATH, Simena, Replay, Psytechnics, Network General, Avvasi and Efflux.
The 4%, or $1.6 million, increase in amortization of acquired intangible assets for the six months ended September 30, 2017 compared to the same period last year was primarily due to an increase of $1.6 million in amortization related to the Comms Transaction.
Restructuring. During fiscal year 2017 and 2016, we restructured certain departments to better align functions following the Comms Transaction. As a result of the restructuring programs, we recorded $0.5 million and $1.9 million of restructuring charges related to severance costs to be paid to employees as well as facilities-related costs during the six months ended September 30, 2017 and 2016, respectively.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(6,458)	(1)%	$(5,334)	(1)%	$(1,124)	(21)%
The 21%, or $1.1 million, increase in interest and other expense was primarily due to a $0.7 million increase in foreign currency exchange expense, a $0.6 million increase in interest expense and a $0.4 million increase resulting from a loss on the disposal of fixed assets. These increases in expense were partially offset by a $0.5 million increase in interest income.
Income Taxes. Our effective income tax rates were 35.3% and 32.8% for the six months ended September 30, 2017 and 2016, respectively. The effective tax rate for the six months ended September 30, 2017 is higher than the effective rate for the six months ended September 30, 2016, primarily due to the benefit of equity compensation deductions recorded during the six months ended September 30, 2017, including benefits recorded to the income statement pursuant to the adoption of ASU 2016-09, Compensation - Stock Compensation. This benefit has the effect of increasing the tax rate due to losses being generated in the six months ended September 30, 2017.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(14,562)	(3)%	$(5,019)	(1)%	$(9,543)	(190)%

Off-Balance Sheet Arrangements

At September 30, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We have a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At September 30, 2017, the present value of the future consideration was $4.9 million.

The Company has a contingent liability for $523 thousand related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. Generally, indemnification claims that Efflux would be liable for are limited to the total amount of the escrow account and shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Efflux's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $523 thousand will be paid to the seller on July 12, 2018.
In addition, the Company had a contingent liability at March 31, 2017 for $660 thousand related to the acquisition of Avvasi in August 2016. The $660 thousand was paid to the seller in August 2017.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As disclosed in Part II, Item 1, in March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents.  NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In September 2017, the Court dismissed Plaintiff’s claims and NetScout’s counterclaims with respect to two of the five patents. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of the remaining three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter, and the deadline for the parties to file any post-trial motions challenging the jury’s verdict or concerning the other legal and equitable defenses raised by NetScout has not yet passed. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2017	March 31, 2017
Cash and cash equivalents	$251,505	$304,880
Short-term marketable securities	55,582	137,892
Long-term marketable securities	6,292	21,933
Cash, cash equivalents and marketable securities	$313,379	$464,705
Cash, cash equivalents and marketable securities
At September 30, 2017, cash, cash equivalents and marketable securities (current and non-current) totaled $313.4 million, a $151.3 million decrease from $464.7 million at March 31, 2017, due primarily to $200.0 million used to repurchase shares of our common stock, partially offset by $72.1 million of cash provided by operations.
At September 30, 2017, cash and short-term and long-term investments in the United States were $172.5 million, while cash held outside the United States was approximately $140.9 million.
Cash and cash equivalents were impacted by the following (in thousands):

	Six months ended September 30,
	2017	2016 (1)
Net cash provided by operating activities	$72,061	$52,228
Net cash provided by investing activities	$82,015	$16,488
Net cash used in financing activities	$(211,687)	$(83,214)

(1) Represents cash flows as of September 30, 2016, recast to present our retrospective adoption of accounting guidance related to the presentation of the cash flow statement. Refer to Note 1, Basis of Presentation, of the Notes to consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Net cash from operating activities
Cash provided by operating activities was $72.1 million during the six months ended September 30, 2017, compared with $52.2 million of cash provided by operating activities during the six months ended September 30, 2016. This $19.2 million increase was due in part to a $75.6 million increase relating to accounts receivable collections. Days sales outstanding was 72 days at September 30, 2017 compared with 80 days at March 31, 2017 and 80 days at September 30, 2016. In addition, there was an $8.0 million increase from deferred income taxes, a $6.1 million increase from prepaid expenses and other assets, a $6.0 million increase from accrued compensation and other expenses and a $3.0 million increase from share-based compensation expense. These increases were partially offset by a $30.4 million decrease from deferred revenue, a $19.5 million decrease from amounts due to and from related parties as a result of the Comms Transaction, a $16.4 million decrease from net income, a $12.5 million decrease in cash inflows from accounts payable, a $5.4 million decrease from depreciation and amortization and a $1.3 million decrease from inventories in the six months ended September 30, 2017 as compared with the six months ended September 30, 2016.
Net cash from investing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2017	2016
Cash provided by investing activities included the following:
Purchase of marketable securities	$(57,776)	$(53,500)
Proceeds from maturity of marketable securities	155,741	86,853
Purchase of fixed assets	(7,554)	(15,748)
Purchase of intangible assets	(505)	(1,020)
Decrease (increase) in deposits	30	(53)
Acquisition of businesses, net of cash acquired	(8,334)	(4,606)
Contingent purchase consideration	523	660
Collection of contingently returnable consideration from related party	—	5,133
Capitalized software development costs	(110)	(1,231)
	$82,015	$16,488
Cash provided by investing activities increased by $65.5 million to $82.0 million during the six months ended September 30, 2017, compared with $16.5 million of cash provided by investing activities in the six months ended September 30, 2016.
The increase in cash inflow from marketable securities primarily related to an increase in the proceeds from maturity of investments of $68.9 million during the six months ended September 30, 2017 when compared with the six months ended September 30, 2016.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2018.

Net cash from financing activities

	Six months ended September 30,
	(Dollars in Thousands)
	2017	2016
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$—	$1
Payment of contingent consideration	(660)	—
Treasury stock repurchases	(200,000)	(76,592)
Tax withholding on restricted stock units	(11,027)	(6,623)
	$(211,687)	$(83,214)
Cash used in financing activities increased by $128.5 million to $211.7 million during the six months ended September 30, 2017, compared with $83.2 million of cash used in financing activities during the six months ended September 30, 2016.
We repurchased 5,802,788 and 3,029,391 shares of our common stock for $200.0 million and $76.6 million under our stock repurchase program during the six months ended September 30, 2017 and 2016, respectively.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 317,857 and 227,185 shares at a cost of $11.0 million and $6.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2017 and 2016, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount of shares that are available for repurchase under that program.
Credit Facility
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We may elect to use this credit facility for working capital purposes or to finance the repurchase of up to 20 million shares of common stock under our common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At September 30, 2017, $300 million was outstanding under this credit facility.
At our election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended June 30, 2017 until we have delivered financial statements for the quarter ended September 30, 2017, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2017 until we have delivered financial statements for the quarter ended September 30, 2017, the commitment fee was 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.35% per annum if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
Letter of credit participation fees are payable to each lender on the amount of such lender's letter of credit exposure, during the period from the closing date of the Credit Agreement to but excluding the date which is the later of (i) the date on which such lender's commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at a rate per annum equal to the applicable margin for LIBOR loans. Additionally, we will pay a fronting fee to each issuing bank in amounts to be agreed to between NetScout and the applicable issuing bank.
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
The Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At September 30, 2017, we were in compliance with all of these covenants.
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
We capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $3.7 million as of September 30, 2017. A balance of $1.3 million is included as prepaid expenses and other current assets and a balance of $2.4 million is included as other assets in our consolidated balance sheet.
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

Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2017-12 is effective for NetScout beginning April 1, 2019. We are currently assessing the potential impact of the adoption of ASU 2017-12 on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (ASU 2017-07) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. ASU 2017-07 is effective for NetScout beginning April 1, 2018. We are currently assessing the potential impact of the adoption of ASU 2017-07 on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. ASU 2017-01 is effective for NetScout beginning April 1, 2018. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We are evaluating the new guidance and do not believe the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-16 is effective for NetScout beginning April 1, 2018. We are currently evaluating the new guidance and do not believe the adoption of ASU 2016-16 will have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 is effective for NetScout beginning April 1, 2018. We are currently assessing the potential impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for NetScout beginning April 1, 2017. We adopted this guidance on April 1, 2017, which had the following impact on our consolidated financial statements:

•
On a prospective basis, as required, we recorded an excess tax shortfall of $0.2 million and an excess tax benefit of $1.2 million to the provision for income taxes in the consolidated statement of operations for the three and six months ended September 30, 2017, respectively, instead of additional paid-in capital, in the consolidated balance sheet. As a result, net income decreased $0.2 million and increased $1.2 million, for the three and six months ended September 30, 2017, respectively. There was no impact to basic and diluted earnings per share for the three months ended September 30, 2017, while basic and diluted earnings per share increased by $0.01 for the six months ended September 30, 2017.

•
Excess tax benefits are presented as operating cash activity in the consolidated statements of cash flows instead of financing cash activity in the consolidated statements of cash flows, which we elected to apply on a retrospective basis. As a result, we classified $1.2 million and $1.4 million of excess tax benefits for the six months ended September 30, 2017 and 2016, respectively, as operating cash outflows included within the change in income taxes payable in the consolidated statement of cash flows. The retrospective classification resulted in decreases in cash provided by operating activities and cash used in financing activities of $1.4 million for the six months ended September 30, 2017.

•
We prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have an impact on diluted earnings per share for the three and six months ended September 30, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02), its new standard on accounting for leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. ASU 2016-02 is effective for annual reporting periods beginning after December 31, 2018 and interim periods within those fiscal years, and early adoption is permitted. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017 within ASU 2015-04, 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13, collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five step process to achieve this core principle and, in applying this process, it is possible that more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for us on April 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. We believe we will elect the modified retrospective transition approach. However, we are still evaluating the impact of this new accounting standard. The adoption will most likely result in a reduction in deferred revenue as of April 1, 2018 for performance obligations that are deferred under current guidance that may not be deferred under Topic 606. Upon adoption of Topic 606, we expect to recognize a greater proportion of revenue upon delivery of our products, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a period of time. Since we currently expense sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact on the consolidated financial statements in the year of adoption. We do not foresee any material impact on our cash flows. We continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of September 30, 2017, we owed $300 million on this loan with an interest rate of 2.74%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2017. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $822 thousand as of September 30, 2017.
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
As of September 30, 2017, we had foreign currency forward contracts with notional amounts totaling $10.5 million. The valuation of outstanding foreign currency forward contracts at September 30, 2017 resulted in an asset balance of $496 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $18 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2017, we had foreign currency forward contracts with notional amounts totaling $14.8 million. The valuation of outstanding foreign currency forward contracts at March 31, 2017 resulted in a liability balance of $213 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $110 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2017, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2017, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In September 2017, the Court dismissed Plaintiff’s claims and NetScout’s counterclaims with respect to two of the five patents. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of the remaining three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter, and the deadline for the parties to file any post-trial motions challenging the jury’s verdict or concerning the other legal and equitable defenses raised by NetScout has not yet passed. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2017 - 7/30/2017	—	$—	—	3,993,005
8/1/2017 - 8/31/2017	2,046,600	33.36	1,945,865	2,047,140
9/1/2017 - 9/30/2017	1,146,433	32.59	1,076,490	970,650
Total	3,193,033	$33.09	3,022,355	970,650

(1)
We purchased an aggregate of 170,678 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 20 million share repurchase program authorized on May 19, 2015.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits

(a)	Exhibits

3.1
Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on October 30, 2017 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase document.

101.LAB		XBRL Taxonomy Extension Label Linkbase document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: November 6, 2017	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 6, 2017	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)