Form 10-Q
period 2017-12-31
NETSCOUT SYSTEMS INC
filed 2018-02-01
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 25, 2018 was 87,267,106.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2017

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to "NetScout," the "Company," "we," "us," and "our" refer to NetScout Systems, Inc. and, where appropriate, our consolidated subsidiaries.

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$331,912	$304,880
Marketable securities	47,895	137,892
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,675 and $2,066 at December 31, 2017 and March 31, 2017, respectively	249,939	294,374
Inventories and deferred costs	36,592	40,002
Prepaid income taxes	23,483	40,346
Prepaid expenses and other current assets (related party balances of $3,082 and $3,585 at December 31, 2017 and March 31, 2017, respectively)	23,686	36,972
Total current assets	713,507	854,466
Fixed assets, net	53,646	61,393
Goodwill	1,716,371	1,718,162
Intangible assets, net	859,160	931,269
Deferred income taxes	5,725	6,580
Long-term marketable securities	3,187	21,933
Other assets	7,423	7,710
Total assets	$3,359,019	$3,601,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party balances of $362 and $444 at December 31, 2017 and March 31, 2017, respectively)	$32,469	$37,407
Accrued compensation	54,010	77,607
Accrued other	30,335	29,522
Income taxes payable	3,240	5,057
Deferred revenue and customer deposits	299,271	310,594
Total current liabilities	419,325	460,187
Other long-term liabilities	7,412	3,976
Deferred tax liability	177,598	277,599
Accrued long-term retirement benefits	35,589	32,117
Long-term deferred revenue and customer deposits	87,747	86,595
Long-term debt	300,000	300,000
Contingent liabilities	—	4,789
Total liabilities	1,027,671	1,165,263
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2017 and March 31, 2017	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 117,331,491 and 115,917,431 shares issued and 87,267,106 and 92,041,288 shares outstanding at December 31, 2017 and March 31, 2017, respectively	117	116
Additional paid-in capital	2,735,387	2,693,846
Accumulated other comprehensive income (loss)	46	(3,472)
Treasury stock at cost, 30,064,385 and 23,876,143 shares at December 31, 2017 and March 31, 2017, respectively	(783,878)	(570,921)
Retained earnings	379,676	316,681
Total stockholders' equity	2,331,348	2,436,250
Total liabilities and stockholders' equity	$3,359,019	$3,601,513
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue:
Product	$153,179	$192,010	$417,282	$525,472
Service	115,765	110,182	334,281	317,720
Total revenue	268,944	302,192	751,563	843,192
Cost of revenue:
Product (related party balances of $0, $45, $245 and $7,108, respectively)	41,327	55,296	125,013	171,770
Service (related party balances of $192, $122, $480, and $594, respectively)	23,182	26,382	80,301	81,452
Total cost of revenue	64,509	81,678	205,314	253,222
Gross profit	204,435	220,514	546,249	589,970
Operating expenses:
Research and development (related party balances of $0, $43, $3, and $1,616, respectively)	44,287	58,084	161,762	179,681
Sales and marketing (related party balances of $0, $(49), $2 and $2,423, respectively)	77,270	83,212	239,897	241,506
General and administrative (related party balances of $753, $307, $1,697 and $3,850, respectively)	23,033	28,540	82,400	90,994
Amortization of acquired intangible assets	18,221	17,515	54,902	52,646
Restructuring charges	3,363	(199)	3,821	1,730
Total operating expenses	166,174	187,152	542,782	566,557
Income from operations	38,261	33,362	3,467	23,413
Interest and other expense, net:
Interest income	307	207	1,196	627
Interest expense	(2,798)	(2,260)	(7,914)	(6,783)
Other expense	(616)	(695)	(2,847)	(1,926)
Total interest and other expense, net	(3,107)	(2,748)	(9,565)	(8,082)
Income (loss) before income tax expense (benefit)	35,154	30,614	(6,098)	15,331
Income tax expense (benefit)	(54,531)	9,369	(69,093)	4,350
Net income	$89,685	$21,245	$62,995	$10,981
Basic net income per share	$1.03	$0.23	$0.71	$0.12
Diluted net income per share	$1.02	$0.23	$0.70	$0.12
Weighted average common shares outstanding used in computing:
Net income per share - basic	87,210	91,762	88,985	92,337
Net income per share - diluted	87,860	92,402	89,882	92,997
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income	$89,685	$21,245	$62,995	$10,981
Other comprehensive income (loss):
Cumulative translation adjustments	(195)	(2,022)	3,435	(2,109)
Changes in market value of investments:
Changes in unrealized losses, net of taxes of ($22), $0, ($16) and $0, respectively	(41)	(49)	(32)	(88)
Total net change in market value of investments	(41)	(49)	(32)	(88)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefits) of ($47), ($189), $299 and ($242), respectively	(66)	(299)	497	(384)
Reclassification adjustment for net gains (losses) included in net income, net of taxes (benefits) of ($96), $73, ($238), and $77, respectively	(157)	120	(382)	127
Total net change in market value of derivatives	(223)	(179)	115	(257)
Other comprehensive income (loss)	(459)	(2,250)	3,518	(2,454)
Total comprehensive income	$89,226	$18,995	$66,513	$8,527
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$62,995	$10,981
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	112,859	120,889
Loss on disposal of fixed assets	458	99
Deal-related compensation expense and accretion charges	114	114
Share-based compensation expense associated with equity awards	35,254	30,271
Deferred income taxes	(100,042)	(38,257)
Other gains (losses)	68	(371)
Changes in assets and liabilities
Accounts receivable and unbilled costs	47,439	(38,602)
Due from related party	554	24,679
Inventories	(1,222)	(2,543)
Prepaid expenses and other assets	29,324	7,587
Accounts payable	(5,378)	2,445
Accrued compensation and other expenses	(18,884)	2,926
Due to related party	(82)	(506)
Income taxes payable	(1,286)	(3,162)
Deferred revenue	(13,253)	14,285
Net cash provided by operating activities	148,918	130,835
Cash flows from investing activities:
Purchase of marketable securities	(71,323)	(135,737)
Proceeds from maturity of marketable securities	180,018	144,937
Purchase of fixed assets	(12,352)	(21,699)
Purchase of intangible assets	(505)	(1,022)
(Increase) decrease in deposits	(26)	22
Acquisition of businesses, net of cash acquired	(8,334)	(4,606)
Contingent purchase consideration	523	660
Collection of contingently returnable consideration from related party	—	12,864
Capitalized software development costs	(136)	(1,346)
Net cash provided by (used in) investing activities	87,865	(5,927)
Cash flows from financing activities:
Issuance of common stock under stock plans	1	2
Payment of contingent consideration	(660)	—
Treasury stock repurchases	(200,000)	(79,289)
Tax withholding on restricted stock units	(12,957)	(8,844)
Net cash used in financing activities	(213,616)	(88,131)
Effect of exchange rate changes on cash and cash equivalents	3,929	(1,995)
Net increase in cash and cash equivalents	27,096	34,782
Cash and cash equivalents and restricted cash, beginning of period	305,726	210,897
Cash and cash equivalents and restricted cash, end of period	$332,822	$245,679
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$5,556	$4,928
Additions to property, plant and equipment included in accounts payable	$314	$1,057
Issuance of common stock under employee stock plans	$8,603	$6,943
Contingent consideration related to acquisition, included in accrued other	$523	$660
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (ASU 2017-07) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. ASU 2017-07 is effective for the Company beginning April 1, 2018. The Company does not believe the adoption of ASU 2017-07 will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. ASU 2017-01 is effective for the Company beginning April 1, 2018. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company does not believe the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 is effective for the Company beginning April 1, 2018. The Company is currently assessing the potential impact of the adoption of ASU 2016-15 and does not expect a material impact on its consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this guidance on April 1, 2017, which had the following impact on the consolidated financial statements:

•
On a prospective basis, as required, the Company recorded an excess tax shortfall of $0.4 million and an excess tax benefit of $0.8 million to the provision for income taxes in the consolidated statement of operations for the three and nine months ended December 31, 2017, respectively, instead of additional paid-in capital in the consolidated balance sheets. As a result, net income decreased $0.4 million and increased $0.8 million, for the three and nine months ended December 31, 2017, respectively. Basic and diluted earnings per share decreased $0.01 for the three months ended December 31, 2017, while basic and diluted earnings per share increased $0.01 for the nine months ended December 31, 2017.

•
Excess tax benefits are presented as operating cash activity instead of financing cash activity in the consolidated statements of cash flows, which the Company elected    to apply on a retrospective basis. As a result, the Company classified $0.8 million and $1.4 million of excess tax benefits for the nine months ended December 31, 2017 and 2016, respectively, as operating cash outflows included within the change in income taxes payable in the consolidated statements of cash flows. The retrospective classification resulted in decreases in cash provided by operating activities and cash used in financing activities of $1.4 million for the nine months ended December 31, 2016.

•
The Company prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on diluted earnings per share for the three and nine months ended December 31, 2017.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017, within ASU 2015-04, 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14, respectively (collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in applying this process, it is possible that more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for the Company on April 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. The Company believes it will elect the modified retrospective transition approach. However, the Company is still quantifying the impact of this new accounting standard. The adoption will most likely result in a reduction in deferred revenue as of April 1, 2018 for performance obligations that are deferred under current guidance that may not be deferred under Topic 606. Upon adoption of Topic 606, the Company expects to recognize a greater proportion of revenue upon delivery of its products, whereas some of its current product sales are initially recorded in deferred revenue and recognized over a period of time. Since the Company is currently expensing sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact on the consolidated financial statements in the year of adoption. The Company does not foresee any material impact on its cash flows. The Company will continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.
NOTE 2 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2017 and March 31, 2017, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2017, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue. During the three and nine months ended December 31, 2016, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties included within prepaid expenses and other current assets, that represent a concentration of credit risk of $3.1 million and $3.6 million at December 31, 2017 and March 31, 2017, respectively.
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
NOTE 3 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units granted pursuant to the Company's 2007 Equity Incentive Plan, as amended, and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of product revenue	$301	$255	$807	$716
Cost of service revenue	1,287	1,015	3,597	3,058
Research and development	3,730	3,456	10,820	9,961
Sales and marketing	4,022	3,367	11,613	9,704
General and administrative	3,085	2,368	8,417	6,832
	$12,425	$10,461	$35,254	$30,271
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2017. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2017, employees purchased 262,685 shares under the ESPP and the value per share was $32.75.

NOTE 4 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2017 and March 31, 2017.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2017	March 31, 2017	December 31, 2016	March 31, 2016
Cash and cash equivalents	$331,912	$304,880	$244,833	$210,711
Restricted cash	910	846	846	186
Total cash, cash equivalents and restricted cash	$332,822	$305,726	$245,679	$210,897
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2017, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$41,957	$(74)	$41,883
Commercial paper	5,007	—	5,007
Corporate bonds	1,006	(1)	1,005
Total short-term marketable securities	47,970	(75)	47,895
U.S. government and municipal obligations	3,203	(16)	3,187
Total long-term marketable securities	3,203	(16)	3,187
Total marketable securities	$51,173	$(91)	$51,082
The following is a summary of marketable securities held by NetScout at March 31, 2017, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$98,989	$(21)	$98,968
Commercial paper	29,469	—	29,469
Corporate bonds	7,959	(3)	7,956
Certificates of deposit	1,499	—	1,499
Total short-term marketable securities	137,916	(24)	137,892
U.S. government and municipal obligations	21,952	(19)	21,933
Total long-term marketable securities	21,952	(19)	21,933
Total marketable securities	$159,868	$(43)	$159,825

Contractual maturities of the Company's marketable securities held at December 31, 2017 and March 31, 2017 were as follows (in thousands):

	December 31, 2017	March 31, 2017
Available-for-sale securities:
Due in 1 year or less	$47,895	$137,892
Due after 1 year through 5 years	3,187	21,933
	$51,082	$159,825
NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2017 and March 31, 2017 (in thousands):

	Fair Value Measurements at
	December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$331,912	$—	$—	$331,912
U.S. government and municipal obligations	17,010	28,060	—	45,070
Commercial paper	—	5,007	—	5,007
Corporate bonds	1,005	—	—	1,005
Derivative financial instruments	—	153	—	153
	$349,927	$33,220	$—	$383,147
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,426)	$(5,426)
Derivative financial instruments	—	(63)	—	(63)
	$—	$(63)	$(5,426)	$(5,489)

	Fair Value Measurements at
	March 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$304,880	$—	$—	$304,880
U.S. government and municipal obligations	40,628	80,273	—	120,901
Commercial paper	—	29,469	—	29,469
Corporate bonds	7,956	—	—	7,956
Certificate of deposits	—	1,499	—	1,499
Derivative financial instruments	—	110	—	110
	$353,464	$111,351	$—	$464,815
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,449)	$(5,449)
Derivative financial instruments	—	(213)	—	(213)
	$—	$(213)	$(5,449)	$(5,662)
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
The Company's Level 3 liabilities consist of contingent purchase consideration. The Company's contingent purchase consideration at March 31, 2017 included $660 thousand related to the acquisition of certain assets and liabilities of Avvasi Inc. (Avvasi) in the second quarter of fiscal year 2017. The contingent purchase consideration represented amounts deposited into an escrow account, which was established to cover damages the Company suffers related to any liabilities that the Company did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The contingent purchase consideration was paid to the seller in August 2017.
The fair value of contingent purchase consideration related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the seller is $4.9 million at December 31, 2017. The contingent purchase consideration is included as a contingent liability within accrued other in the Company's consolidated balance sheet at December 31, 2017 and included as a long-term contingent liability at March 31, 2017.
The Company's contingent purchase consideration also includes $523 thousand related to the acquisition of certain assets and liabilities of Efflux Systems, Inc. (Efflux) in the second quarter of fiscal year 2018. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet at December 31, 2017.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial assets and liabilities for the nine months ended December 31, 2017 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2017	$(5,449)
Additions to Level 3	(523)
Increase in fair value and accretion expense (included within research and development expense)	(114)
Payments made	660
Balance at December 31, 2017	$(5,426)
Deal-related compensation expense and accretion charges related to the contingent consideration for the nine months ended December 31, 2017 was $114 thousand and was included as part of earnings.
NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2017	March 31, 2017
Raw materials	$23,039	$22,305
Work in process	484	998
Finished goods and deferred costs	13,069	16,699
	$36,592	$40,002

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
The Company has completed the purchase accounting related to the Efflux acquisition.
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
Of the total consideration, $523 thousand was deposited into an escrow account. The escrow account was established to cover damages NetScout suffers related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Generally, indemnification claims that Efflux would be liable for are limited to the total amount of the escrow account such account and shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Efflux's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $523 thousand will be paid to the seller on July 12, 2018.
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

2)
All outstanding Danaher restricted stock units or stock options held by Newco Employees that were due to vest after August 4, 2015 were cancelled and replaced by NetScout with a cash retention award equal to one half of the value of the employee's cancelled Danaher equity award and up to an aggregate of $15 million of restricted stock units relating to shares of NetScout common stock equal to the remaining one half of the value of the employee’s cancelled Danaher equity award. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Danaher. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The cash retention award was paid on August 4, 2016, to those employees that continued their employment with NetScout through the applicable vesting date of August 4, 2016. Danaher reimbursed NetScout for the amount of the cash retention payments (net of any applicable employment taxes and tax deductions). The cash retention award liability was accounted for separately from the business combination as the cash retention award was automatically forfeited upon termination of employment. NetScout recorded the cash retention award liability over the period it was earned as compensation expense for post-combination services. The reimbursement by Danaher to NetScout of the cash retention award payment was accounted for separately from the business combination on the date of the acquisition. For the nine months ended December 31, 2017 and 2016, $0.0 and $4.3 million, respectively, was recorded as compensation expense for post-combination services.

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

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Service Assurance and (2) Security. The Company assesses goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2017. The Company performed an interim quantitative test as of December 31, 2017 related to its fiscal year 2018 guidance change. The estimated fair value of both reporting units significantly exceeded their carrying value, as did the fair value of the non-amortizing trade name.
At December 31, 2017, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.3 million, respectively. At March 31, 2017, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $548.5 million, respectively.
The change in the carrying amount of goodwill for the nine months ended December 31, 2017 is due to the acquisition of Efflux and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the nine months ended December 31, 2017 are as follows (in thousands):

Balance at March 31, 2017	$1,718,162
Goodwill attributable to the Efflux acquisition	6,077
Foreign currency translation impact	(7,868)
Balance as of December 31, 2017	$1,716,371
Intangible Assets
The net carrying amounts of intangible assets were $859.2 million and $931.3 million at December 31, 2017 and March 31, 2017, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at December 31, 2017 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$260,586	$(140,225)	$120,361
Customer relationships	841,403	(155,874)	685,529
Distributor relationships and technology licenses	6,949	(3,517)	3,432
Definite-lived trademark and trade name	44,210	(16,653)	27,557
Core technology	7,271	(6,522)	749
Net beneficial leases	336	(336)	—
Non-compete agreements	306	(306)	—
Leasehold interest	2,600	(1,807)	793
Backlog	18,419	(18,417)	2
Capitalized software	3,183	(1,356)	1,827
Other	1,208	(898)	310
	$1,186,471	$(345,911)	$840,560
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
Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Amortization of intangible assets included as:
Product revenue	$3	$2,850	$7	$8,596
Cost of product revenue	10,088	11,773	30,032	33,202
Operating expense	18,227	17,548	54,919	52,811
	$28,318	$32,171	$84,958	$94,609

The following is the expected future amortization expense at December 31, 2017 for the fiscal years ending March 31 (in thousands):

2018 (remaining three months)	$28,345
2019	107,734
2020	98,383
2021	86,253
2022	75,116
Thereafter	444,729
$840,560
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2017 and March 31, 2017 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,207	$14,752	$153	$110	$63	$213

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2017	December 31, 2016	Location	December 31, 2017	December 31, 2016	Location	December 31, 2017	December 31, 2016
Forward contracts	$(113)	$(488)	Research and development	$(24)	$12	Research and development	$9	$39
			Sales and marketing	(229)	181	Sales and marketing	(28)	(21)
	$(113)	$(488)		$(253)	$193		$(19)	$18

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the nine months ended December 31, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2017	December 31, 2016	Location	December 31, 2017	December 31, 2016	Location	December 31, 2017	December 31, 2016
Forward contracts	$796	$(626)	Research and development	$(106)	$(6)	Research and development	$46	$70
			Sales and marketing	(514)	210	Sales and marketing	(102)	(113)
	$796	$(626)		$(620)	$204		$(56)	$(43)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 10 – LONG-TERM DEBT
On July 14, 2015, the Company entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. The Company may elect to use this credit facility for working capital purposes or to finance the repurchase of up to 20 million shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At December 31, 2017, $300 million was outstanding under this credit facility.
At the Company's election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2017 until the Company has delivered financial statements for the quarter ended December 31, 2017, the applicable margin was 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2017 until the Company has delivered financial statements for the quarter ended December 31, 2017, the commitment fee was 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.35% per annum if the Company's consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if the Company's consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
The Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At December 31, 2017, the Company was in compliance with all of these covenants.
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
The Company capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $3.4 million as of December 31, 2017. The balance of $1.4 million was included as prepaid expenses and other current assets and a balance of $2.0 million was included as other assets in the Company's consolidated balance sheet.
NOTE 11 – RESTRUCTURING CHARGES
During the quarter ended March 31, 2017, the Company restructured certain departments to better align functions subsequent to the Comms Transaction, resulting in the termination of forty-one employees. Communication of the plan to the impacted employees was substantially completed on March 31, 2017. As a result of the workforce reduction, during the twelve months ended March 31, 2017, the Company recorded a restructuring charge totaling $1.9 million related to one-time termination benefits and $0.4 million in facility related charges. All of the workforce reduction was completed during the quarter ended September 30, 2017. The Company recorded an additional charge for one-time termination benefits of $0.7 million during the six months ended September 30, 2017. The one-time termination benefits and facilities-related costs were paid in full during the quarter ended December 31, 2017.

During the quarter ended December 31, 2017, the Company restructured certain departments to better align functions resulting in the termination of sixty-seven employees. As a result of the workforce reduction, during the three months ended December 31, 2017, the Company recorded a restructuring charge totaling $3.6 million related to one-time termination benefits for the employees that were notified during the period. Additional one-time termination benefit charges and facility-related costs of approximately $2.7 million are anticipated to be recorded in the next nine months. The one-time termination benefits will be paid in full during the fiscal year ended March 31, 2019.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q4 FY2017 Plan		Q3 FY 2018 Plan
	Employee-Related	Facilities Related	Employee-Related	Total
Balance at March 31, 2017	$1,550	$405	$—	$1,955
Restructuring charges to operations	729	208	$3,590	$4,527
Cash payments	(1,867)	(374)	(380)	$(2,621)
Other adjustments	(412)	(239)	—	$(651)
Balance at December 31, 2017	$—	$—	$3,210	$3,210
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheets. The balance is expected to be paid in full within the next twelve months.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At December 31, 2017, the present value of the future consideration was $4.9 million.
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
As previously disclosed, in Part II, Item 1, in March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under U.S. GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. Netscout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts, subject to other adjustments that the Court may make. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.

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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$67	$103	$208	$268
Interest cost	132	199	405	520
Net periodic pension cost	$199	$302	$613	$788

Expected Contributions
During the nine months ended December 31, 2017, the Company made contributions of $0.2 million to its defined benefit pension plans. During the fiscal year ending March 31, 2018, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 14 – TREASURY STOCK
On May 19, 2015, the Company's board of directors approved a share repurchase program, conditional upon the completion of the Comms Transaction. This program enables the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe under this program. Through December 31, 2017, the Company has repurchased 19,029,350 shares totaling $580.0 million in the open market under this stock repurchase plan. At December 31, 2017, 970,650 shares of common stock remained available to be purchased under the plan. The Company repurchased 5,802,788 shares for $200.0 million under the program during the nine months ended December 31, 2017.
On October 24, 2017, the Company’s Board of Directors approved a new share repurchase program that will enable the Company to repurchase up to twenty-five million shares of its common stock. This new program will become effective once the Company’s previously disclosed twenty million share repurchase program is completed. The Company plans to acquire shares in open market transactions that may use a 10b5-1 plan, and the Company may also repurchase shares via accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases under this new program will be funded from one or a combination of (i) existing cash balances, (ii) future free cash flow and (iii) indebtedness. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of its new share repurchase program. The timing and amount of future repurchase activity under the new program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. The new program may be modified, suspended or terminated at any time by the Board.
In connection with the delivery of common shares upon vesting of restricted stock units, the Company withheld 385,454 shares at a cost of $13.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2017. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 15 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator:
Net income	$89,685	$21,245	$62,995	$10,981
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	87,210	91,762	88,985	92,337
Dilutive common equivalent shares:
Weighted average restricted stock units	650	640	897	660
Denominator for diluted net income per share - weighted average shares outstanding	87,860	92,402	89,882	92,997
Net income per share:
Basic net income per share	$1.03	$0.23	$0.71	$0.12
Diluted net income per share	$1.02	$0.23	$0.70	$0.12
The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Restricted stock units	1,873	1,207	1,405	1,718
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income per share is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds.
NOTE 16 – INCOME TAXES
The Company's effective income tax rates were (155.1)% and 30.6% for the three months ended December 31, 2017 and 2016, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2017 is lower than the effective rate for the three months ended December 31, 2016, primarily due to the enactment of the Tax Cuts and Jobs Act during the quarter. As a result of the enactment, the Company recorded a significant tax benefit during the quarter ended December 31, 2017.
The Company's effective income tax rates were 1,133.0% and 28.4% for the nine months ended December 31, 2017 and 2016, respectively. The effective tax rate for the nine months ended December 31, 2017 is higher than the effective rate for the nine months ended December 31, 2016, primarily due to the enactment of the Tax Cuts and Jobs Act during the quarter. As a result of the enactment, the Company recorded a significant tax benefit during the quarter ended December 31, 2017. This benefit has the effect of increasing the tax rate due to losses being generated in the nine months ended December 31, 2017.
On December 22, 2017, the Tax Cuts and Jobs Act (Tax Legislation) was signed into law. The Tax Legislation significantly revises the U.S. tax code by, among other things, lowering the corporate tax rate from 35% to 21%; imposing a minimum tax on certain foreign earnings; limiting the deductibility of interest expense; implementing a territorial tax system and imposing a one-time transition tax on deemed repatriating earnings of foreign subsidiaries. Due to the effective date of the rate reduction on our fiscal year, the Company will record a blended statutory rate for the year ended March 31, 2018. While the Company continues to assess the impact of the new law on our consolidated financial statements, the Company has recorded a provisional amount increasing current tax expense by approximately $2 million related to the transition tax associated with the deemed repatriation of foreign earnings. Additionally, the Company has recorded a provisional deferred tax benefit of approximately $83 million related to the re-measurement of deferred tax assets and liabilities. The aforementioned provisional amounts may differ from actual results due to a variety of factors, including, among others, (i) finalization of the annual financial closing and reporting process which may impact the re measurement of deferred taxes; (ii) management’s further assessment of the Tax Legislation and related regulatory guidance; (iii) guidance that may be issued; (iv) finalization of earnings and profits amounts and cash balances held by foreign subsidiaries impacting the transitions tax (v) potential imposition of the minimum tax and (vi) actions the Company may take as a result of the Tax Legislation. Any adjustments to these provisional amounts made during the measurement period will be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined.
The Company may be subject to the tax on the Global Intangible Low-Taxed Income (GILTI) in future years but has not completed its analysis of the applicability of the tax. The Company will continue to gather and evaluate information as to the impact of this tax, and therefore will not make a policy election on how to account for GILTI (as part of deferred taxes or as a period expense) until management has received and evaluated the necessary information. Accordingly, no amounts related to GILTI are included within deferred taxes.
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
United States	$156,511	$175,591	$448,761	$524,958
Europe	53,938	58,058	132,488	140,795
Asia	23,076	26,360	67,804	70,978
Rest of the world	35,419	42,183	102,510	106,461
	$268,944	$302,192	$751,563	$843,192
The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue because the Company ships the products to a United States location. Further, the Company determines the geography of its sales after considering where the contract originated. Beginning in the first quarter of fiscal year 2018, the Company changed the structure of its sales force. As a result, consideration was given to this change when determining revenue by geography for the three and nine months ended December 31, 2017. Prior periods in fiscal year 2017 were recast to conform to the current presentation. A majority of revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company’s identifiable assets are located in the United States.
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

	December 31, 2017	March 31, 2017
Danaher	$194	$404
Fortive	2,888	3,181
	$3,082	$3,585
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	December 31, 2017	March 31, 2017
Fortive	$362	$444
	$362	$444
As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Danaher:
Cost of product revenue	$—	$—	$—	$4,690
Cost of service revenue	—	27	—	485
Research and development expenses	—	43	—	1,720
Sales and marketing	—	(49)	2	2,273
General and administrative expenses	3	46	7	2,548
	$3	$67	$9	$11,716
Fortive:
Cost of product revenue	$—	$45	$245	$2,418
Cost of service revenue	192	95	480	109
Research and development expenses	—	—	3	(104)
Sales and marketing	—	—	—	150
General and administrative expenses	750	261	1,690	1,302
	$942	$401	$2,418	$3,875
As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows (in thousands):

	Nine Months Ended
	December 31,
	2017	2016
Due from related party:
Danaher	$154	$16,955
Fortive	400	7,724
Total	$554	$24,679

Due to related party:
Danaher	$—	$(712)
Fortive	(82)	206
Total	$(82)	$(506)

NOTE 19 – SUBSEQUENT EVENTS
On January 16, 2018, the Company amended and expanded its existing credit agreement (Restated Credit Agreement). The Restated Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to repurchase shares of common stock under the Company's common stock repurchase plan. The commitments under the Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date.
On February 1, 2018, the Company also announced that it entered into agreements with JPMorgan Chase Bank, National Association and Bank of America, N.A. (the Dealers) to repurchase an aggregate of $300 million of the Company common stock via accelerated stock repurchase transactions (the ASR) under the Company's previously disclosed 25 million share repurchase program. On February 1, 2018, the Company borrowed $300 million aggregate principal amount under its revolving credit facility, dated as of July 14, 2015, as amended on January 16, 2018 in order to finance the payment of the initial purchase price of its common stock to each of the Dealers under the ASR.

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
Overview
We assure digital business services against disruptions in availability, performance and security. Our market and technology leadership stems from combining our patented smart data technology with smart analytics. We provide real-time, pervasive visibility, and insights customers need to accelerate, and secure their digital transformation. Our approach transforms the way organizations plan, deliver, integrate, test, and deploy services and applications. Our nGenius service assurance solutions provide real-time, contextual analysis of service, network, and application performance. Arbor security solutions protect against DDoS attacks that threaten availability, and advanced threats that infiltrate networks to steal critical business assets.
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
Results Overview
Total revenue for the three and nine months ended December 31, 2017 continued to be impacted by the ongoing moderation in spending by a large tier-one service provider, which represented greater than 10% of total revenue during the three and nine months ended December 31, 2016 and is no longer spending at the same level. Additionally, the service provider capital spending environment remains under pressure, which is resulting in lower-than-anticipated and delayed orders for our service assurance products and, to a lesser extent, our distributed denial of service (DDoS) offerings. With our enterprise customers, we have experienced funding delays for certain projects with Federal agency customers, lengthening sales cycles for both traditional and new products, and, to a lesser extent, softening demand for certain other ancillary product lines. We currently expect that many of these issues will impact revenue through the fourth quarter of fiscal year 2018.
Our gross profit percentage increased by three percentage points during the nine months ended December 31, 2017 as compared with the nine months ended December 31, 2016.

Net income for the nine months ended December 31, 2017 was $63.0 million, as compared with net income for the nine months ended December 31, 2016 of $11.0 million, resulting in an increase in net income of $52.0 million.
At December 31, 2017, cash, cash equivalents and marketable securities (current and non-current) totaled $383.0 million, an $81.7 million decrease from $464.7 million at March 31, 2017 due primarily to $200.0 million used to repurchase shares of our common stock, $12.4 million used for capital expenditures and $8.3 million used for the acquisition of Efflux partially offset by cash provided by operations of $148.9 million during the nine months ended December 31, 2017.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP EBIDTA from operations margin, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, as well as revenue impacted by the amortization of acquired intangible assets. Non-GAAP gross profit includes the foregoing adjustments and also removes expenses related to the amortization of acquired intangible assets, stock-based compensation, certain expenses relating to acquisitions including depreciation costs, compensation for post-combination services and business development and integration costs. Non-GAAP income from operations includes the foregoing adjustments and also removes restructuring charges and costs related to new accounting standard implementation. Non-GAAP operating margin is calculated based on the non-GAAP financial metrics discussed above. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments and also removes expenses and or benefit related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expense, net of related income tax effects in addition to the provisional one-time impacts of the U.S. Tax Cuts and Jobs Act. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, gross profit, income from operations, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2017 and 2016 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
GAAP revenue	$268,944	$302,192	$751,563	$843,192
Product deferred revenue fair value adjustment	719	1,514	2,154	5,989
Service deferred revenue fair value adjustment	2,345	4,797	7,081	14,798
Amortization of acquired intangible assets	3	2,851	7	8,597
Non-GAAP revenue	$272,011	$311,354	$760,805	$872,576

GAAP gross profit	$204,435	220,514	$546,249	$589,970
Product deferred revenue fair value adjustment	719	1,514	2,154	5,989
Service deferred revenue fair value adjustment	2,345	4,797	7,081	14,798
Share-based compensation expense	1,588	1,270	4,404	3,774
Amortization of acquired intangible assets	9,314	13,816	27,864	40,315
Business development and integration expense	(405)	91	244	181
Compensation for post-combination services	—	27	—	552
Acquisition related depreciation expense	33	43	111	196
Non-GAAP gross profit	$218,029	$242,072	$588,107	$655,775

GAAP income from operations	$38,261	$33,362	$3,467	$23,413
Product deferred revenue fair value adjustment	719	1,514	2,154	5,989
Service deferred revenue fair value adjustment	2,345	4,797	7,081	14,798
Share-based compensation expense	12,425	10,461	35,254	30,271
Amortization of acquired intangible assets	27,535	31,331	82,766	92,961
Business development and integration expense	(2,335)	2,252	2,577	8,898
New standard implementation expense	903	—	1,334	—
Compensation for post-combination services	225	256	866	4,838
Restructuring charges	3,363	(199)	3,821	1,730
Acquisition related depreciation expense	498	556	1,559	2,581
Non-GAAP income from operations	$83,939	$84,330	$140,879	$185,479

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
GAAP net income	$89,685	$21,245	$62,995	$10,981
Product deferred revenue fair value adjustment	719	1,514	2,154	5,989
Service deferred revenue fair value adjustment	2,345	4,797	7,081	14,798
Share-based compensation expense	12,425	10,461	35,254	30,271
Amortization of acquired intangible assets	27,535	31,331	82,766	92,961
Business development and integration expense	(2,335)	2,252	2,577	8,898
New standard implementation expense	903	—	1,334	4,838
Compensation for post-combination services	225	256	866	—
Restructuring charges	3,363	(199)	3,821	1,730
Acquisition-related depreciation expense	498	556	1,559	2,581
Income tax adjustments	(74,640)	(17,006)	(105,861)	(55,078)
Non-GAAP net income	$60,723	$55,207	$94,546	$117,969

GAAP diluted net income per share	$1.02	$0.23	$0.70	$0.12
Per share impact of non-GAAP adjustments identified above	(0.33)	0.37	0.35	1.15
Non-GAAP diluted net income per share	$0.69	$0.60	$1.05	$1.27

GAAP income from operations	$38,261	$33,362	$3,467	$23,413
Previous adjustments to determine non-GAAP income from operations	45,678	50,968	137,412	162,066
Non-GAAP income from operations	83,939	84,330	140,879	185,479
Depreciation excluding acquisition related	9,617	8,421	28,534	25,347
Non-GAAP EBITDA from operations	$93,556	$92,751	$169,413	$210,826

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

Three Months Ended December 31, 2017 and 2016
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting and training. During the three months ended December 31, 2017, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the three months ended December 31, 2016, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$153,179	57%	$192,010	64%	$(38,831)	(20)%
Service	115,765	43	110,182	36	5,583	5%
Total revenue	$268,944	100%	$302,192	100%	$(33,248)	(11)%
Product. The 20%, or $38.8 million, decrease in product revenue compared with the same period last year was primarily due to the combination of lower product revenue from a large tier-one service provider, lower-than-expected orders for service assurance and DDoS offerings by other service providers primarily in North America, and lower product revenue from enterprise customers.
Going forward, we expect a near-term continuation of year-to-date revenue trends. Our service provider revenue will continue to be impacted by capital spending pressure across our tier-one service provider customers. Our enterprise revenue will continue to be impacted by delays in federal spending, longer sales cycles for both traditional and new solutions, and to a lesser extent, softening demand for certain ancillary product lines.
Service. The 5%, or $5.6 million, increase in service revenue compared with the same period last year was due to an increase in maintenance contracts. We expect service revenue growth will increase in line with the growth of our installed base and the related maintenance contracts, moderated by price erosion on larger maintenance and support agreements when they are renewed.
Total revenue by geography is as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
United States	$156,511	58%	$175,591	58%	$(19,080)	(11)%
International:
Europe	53,938	20	58,058	19	(4,120)	(7)%
Asia	23,076	9	26,360	9	(3,284)	(12)%
Rest of the world	35,419	13	42,183	14	(6,764)	(16)%
Subtotal international	112,433	42	126,601	42	(14,168)	(11)%
Total revenue	$268,944	100%	$302,192	100%	$(33,248)	(11)%
United States revenue decreased 11%, or $19.1 million, compared with the same period last year due to the decrease in revenue from service assurance products primarily associated with the aforementioned moderation in spending from one large tier-one service provider customer. The 11%, or $14.2 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from both service provider and enterprise customers. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations, we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$41,327	15%	$55,296	18%	$(13,969)	(25)%
Service	23,182	9	26,382	9	(3,200)	(12)%
Total cost of revenue	$64,509	24%	$81,678	27%	$(17,169)	(21)%
Gross profit:
Product $	$111,852	42%	$136,714	45%	$(24,862)	(18)%
Product gross profit %	73%		71%
Service $	$92,583	34%	$83,800	28%	$8,783	10%
Service gross profit %	80%		76%
Total gross profit $	$204,435		$220,514		$(16,079)	(7)%
Total gross profit %	76%		73%
Product. The 25%, or $14.0 million, decrease in cost of product revenue was primarily due to a $9.8 million decrease in direct material costs due to the shifts in product mix and the decrease in product revenue, a $1.7 million decrease in the amortization of intangible assets, an $0.8 million decrease in obsolescence charges, a $0.7 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation, and a $0.3 million decrease in shipping costs. The product gross profit percentage increased by two percentage points to 73% during the three months ended December 31, 2017 as compared with the three months ended December 31, 2016. The improvement in gross margin, despite lower product revenue, reflects favorable shifts in product mix due in part to ongoing adoption of new higher margin products. The 18%, or $24.9 million, decrease in product gross profit corresponds with the 20%, or $38.8 million, decrease in product revenue partially offset by the 25%, or $14.0 million, decrease in cost of product revenue. Average headcount in manufacturing was 92 for the three months ended December 31, 2017 and 2016.
Service. The 12%, or $3.2 million, decrease in cost of service revenue during the three months ended December 31, 2017 when compared with the three months ended December 31, 2016 was primarily due to a $4.1 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation and a $0.3 million decrease in business development expenses. These decreases were partially offset by a $1.2 million increase in consulting expenses. The service gross profit percentage increased by four percentage points to 80% for the three months ended December 31, 2017 as compared with the three months ended December 31, 2016. The 10%, or $8.8 million, increase in service gross profit corresponds with the 5%, or $5.6 million, increase in service revenue, and the 12%, or $3.2 million, decrease in cost of service. Average headcount in service was 602 and 617 for the three months ended December 31, 2017 and 2016, respectively.
Gross profit. Our gross profit decreased 7%, or $16.1 million, during the three months ended December 31, 2017 when compared with the three months ended December 31, 2016. This decrease is attributable to the decrease in revenue of 11%, or $33.2 million, offset by the 21%, or $17.2 million, decrease in cost of revenue. The gross profit percentage increased three percentage points to 76% for the three months ended December 31, 2017 as compared with the three months ended December 31, 2016.

Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Research and development	$44,287	16%	$58,084	19%	$(13,797)	(24)%
Sales and marketing	77,270	29	83,212	28	(5,942)	(7)%
General and administrative	23,033	9	28,540	9	(5,507)	(19)%
Amortization of acquired intangible assets	18,221	7	17,515	6	706	4%
Restructuring charges	3,363	1	(199)	—	3,562	1,790%
Total operating expenses	$166,174	62%	$187,152	62%	$(20,978)	(11)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 24%, or $13.8 million, decrease in research and development expenses was due to an $11.9 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation, a $1.1 million decrease in consulting fees and a $0.7 million decrease in business development expenses. Average headcount in research and development was 1,146 and 1,208 for the three months ended December 31, 2017 and 2016, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 7%, or $5.9 million, decrease in total sales and marketing expenses was primarily due to a $5.4 million decrease in commission expense, a $1.3 million decrease in trade shows and other events and a $0.6 million decrease in business development expenses. These decreases were partially offset by a $0.8 million increase in depreciation expense and a $0.5 million increase in travel expense when compared with the three months ended December 31, 2016. Average headcount in sales and marketing was 968 and 941 for the three months ended December 31, 2017 and 2016, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 19%, or $5.5 million, decrease in general and administrative expenses was primarily due to a $3.8 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation, a $2.8 million decrease in business development expenses and a $0.9 million decrease in bad debt expense. These decreases were partially offset by a $0.9 million increase in consulting fees related to the implementation of new accounting standards and a $0.9 million increase in rent and other facilities-related costs when compared with the three months ended December 31, 2016. Average headcount in general and administrative was 275 and 282 for the three months ended December 31, 2017 and 2016, respectively.
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
Restructuring. During the three months ended December 31, 2017, we restructured certain departments to better align functions, drive productivity and improve efficiency. As a result of the restructuring programs, we recorded $3.4 million of restructuring charges related to one-time termination benefits paid to employees.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,107)	(1)%	$(2,748)	(1)%	$(359)	(13)%
The 13%, or $0.4 million, increase in interest and other expense was primarily due to a $0.5 million increase in interest expense due to an increased average rate on the credit facility. This increase was partially offset by a $0.1 million increase in interest income.
Income Taxes. Our effective income tax rates were (155.1)% and 30.6% for the three months ended December 31, 2017 and 2016, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the domestic production activities deduction, research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2017 is lower than the effective rate for the three months ended December 31, 2016, primarily due to the enactment of the Tax Cuts and Jobs Act during the quarter. As a result of the enactment, we recorded a significant tax benefit during the quarter ended December 31, 2017.
On December 22, 2017, the Tax Cuts and Jobs Act (Tax Legislation) was signed into law. The Tax Legislation significantly revises the U.S. tax code by, among other things, lowering the corporate tax rate from 35% to 21%; imposing a minimum tax on certain foreign earnings; limiting the deductibility of interest expense; implementing a territorial tax system and imposing a one-time transition tax on deemed repatriating earnings of foreign subsidiaries. Due to the effective date of the rate reduction on our fiscal year, we will record a blended statutory rate for the year ended March 31, 2018. While we continue to assess the impact of the new law on our consolidated financial statements, we have recorded a provisional amount increasing current tax expense by approximately $2 million related to the transition tax associated with the deemed repatriation of foreign earnings. Additionally, we have recorded a provisional deferred tax benefit of approximately $83 million related to the re-measurement of deferred tax assets and liabilities. The aforementioned provisional amounts may differ from actual results due to a variety of factors, including, among others, (i) finalization of our annual financial closing and reporting process which may impact the re measurement of deferred taxes; (ii) management’s further assessment of the Tax Legislation and related regulatory guidance; (iii) guidance that may be issued; (iv) finalization of earnings and profits amounts and cash balances held by foreign subsidiaries impacting the transitions tax (v) potential imposition of the minimum tax and (vi) actions we may take as a result of the Tax Legislation. Any adjustments to these provisional amounts made during the measurement period will be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined.
We may be subject to the tax on the Global Intangible Low-Taxed Income (GILTI) in future years but have not completed our analysis of the applicability of the tax. We will continue to gather and evaluate information as to the impact of this tax, and therefore will not make a policy election on how to account for GILTI (as part of deferred taxes or as a period expense) until we have received and evaluated the necessary information. Accordingly, no amounts related to GILTI are included in our deferred taxes.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Income tax (benefit) expense	$(54,531)	(20)%	$9,369	3%	$(63,900)	(682)%

Nine Months Ended December 31, 2017 and 2016
Revenue
During the nine months ended December 31, 2017 no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the nine months ended December 31, 2016, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$417,282	56%	$525,472	62%	$(108,190)	(21)%
Service	334,281	44%	317,720	38%	16,561	5%
Total revenue	$751,563	100%	$843,192	100%	$(91,629)	(11)%
Product. The 21%, or $108.2 million, decrease in product revenue compared with the same period last year was primarily due to the combination of lower product revenue from a large tier-one service provider, lower product revenue from enterprise customers, and to, a lesser extent, lower product revenue from a large tier-one service provider, and lower-than expected orders for service assurance and DDoS offerings by other service providers primarily in North America.
Service. The 5%, or $16.6 million, increase in service revenue compared with the same period last year was primarily due to an increase in maintenance contracts.
Total revenue by geography is as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
United States	$448,761	60%	$524,958	62%	$(76,197)	(15)%
International:
Europe	132,488	17	140,795	17	(8,307)	(6)%
Asia	67,804	9	70,978	8	(3,174)	(4)%
Rest of the world	102,510	14	106,461	13	(3,951)	(4)%
Subtotal international	302,802	40	318,234	38	(15,432)	(5)%
Total revenue	$751,563	100%	$843,192	100%	$(91,629)	(11)%
United States revenue decreased 15%, or $76.2 million, and international revenue decreased 5%, or $15.4 million, primarily due to a decrease in revenue for service assurance products.

Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$125,013	17%	$171,770	20%	$(46,757)	(27)%
Service	80,301	11	81,452	10	(1,151)	(1)%
Total cost of revenue	$205,314	28%	$253,222	30%	$(47,908)	(19)%
Gross profit:
Product $	$292,269	39%	$353,702	42%	$(61,433)	(17)%
Product gross profit %	70%		67%
Service $	$253,980	34%	$236,268	28%	$17,712	7%
Service gross profit %	76%		74%
Total gross profit $	$546,249		$589,970		$(43,721)	(7)%
Total gross profit %	73%		70%
Product. The 27%, or $46.8 million, decrease in cost of product revenue compared to the same period last year was primarily due to a $38.9 million decrease in direct material costs due to the shifts in product mix and the decrease in product revenue, a $2.9 million decrease in the amortization of intangible assets, a $2.3 million decrease in expenses related to the transitional service agreements related to the Comms Transaction, a $1.8 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation and a $0.8 million decrease in shipping costs. The product gross profit percentage increased by three percentage points to 70% during the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016. The 17%, or $61.4 million, decrease in product gross profit corresponds with the 21%, or $108.2 million, decrease in product revenue, partially offset by the 27%, or $46.8 million, decrease in cost of product. Average headcount in manufacturing was 92 and 96 for the nine months ended December 31, 2017 and 2016, respectively.
Service. The 1%, or $1.2 million, decrease in cost of service revenue compared to the same period last year was due to a $2.8 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation and a $0.7 million decrease in cost of contracts. These decreases were partially offset by a $2.2 million increase in consulting fees. The service gross profit percentage increased by two percentage points to 76% for the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016. The 7%, or $17.7 million, increase in service gross profit corresponds with the 5%, or $16.6 million, increase in service revenue, and the 1%, or $1.2 million, decrease in cost of services. Average service headcount was 603 and 618 for the nine months ended December 31, 2017 and 2016, respectively.
Gross profit. Our gross profit for the nine months ended December 31, 2017 decreased 7%, or $43.7 million compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 11%, or $91.6 million, partially offset by a 19%, or $47.9 million, decrease in cost of revenue. The gross profit percentage increased by three percentage points to 73% for the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016.

Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Research and development	$161,762	21%	$179,681	21%	$(17,919)	(10)%
Sales and marketing	239,897	32%	241,506	29%	(1,609)	(1)%
General and administrative	82,400	11%	90,994	11%	(8,594)	(9)%
Amortization of acquired intangible assets	54,902	7%	52,646	6%	2,256	4%
Restructuring charges	3,821	1%	1,730	—%	2,091	121%
Total operating expenses	$542,782	72%	$566,557	67%	$(23,775)	(4)%
Research and development. The 10%, or $17.9 million, decrease in research and development expenses for the nine months ended December 31, 2017 compared to the same period last year was due to a $15.5 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation, a $4.4 million decrease in consulting fees and a $1.1 million decrease in compensation for post-combination services. Average headcount in research and development was 1,154 and 1,210 for the nine months ended December 31, 2017 and 2016, respectively.
Sales and marketing. The 1%, or $1.6 million, decrease in total sales and marketing expenses for the nine months ended December 31, 2017 compared to the same period last year was primarily due to a $6.9 million decrease in commissions expense, a $2.1 million decrease in trade shows and other events, a $1.6 million decrease in compensation for post-combination services and a $0.9 million decrease in advertising. These decreases were partially offset by a $6.3 million increase in employee-related expenses, a $1.8 million increase in depreciation expense, a $1.0 million increase in travel and an $0.8 million increase in consulting fees. Average headcount in sales and marketing was 966 and 929 for the nine months ended December 31, 2017 and 2016, respectively.
General and administrative. The 9%, or $8.6 million, decrease in general and administrative expenses for the nine months ended December 31, 2017 compared to the same period last year was primarily due to a $6.8 million decrease in business development expenses, a $4.2 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation, a $1.9 million decrease in expenses related to the transitional service agreements related to the Comms Transaction, and a $0.7 million decrease in compensation for post-combination services. These decreases were partially offset by a $1.7 million decrease in bad debt recoveries, a $1.3 million increase in consulting fees related to the implementation of new accounting standards and a $1.0 million increase in software license expense when compared with the nine months ended December 31, 2016. Average headcount in general and administrative was 275 and 283 for the nine months ended December 31, 2017 and 2016, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest; related to the acquisitions of the Communications Business, ONPATH, Simena, Replay, Psytechnics, Network General, Avvasi and Efflux.
The 4%, or $2.3 million, increase in amortization of acquired intangible assets for the nine months ended December 31, 2017 compared to the same period last year was due to an increase of $2.3 million in amortization related to the Comms Transaction.
Restructuring. During fiscal year 2018 and 2017, we restructured certain departments to better align functions, drive productivity and improve efficiency. As a result of the restructuring programs, we recorded $3.8 million of restructuring charges during the nine months ended December 31, 2017 related to one-time termination benefits paid to employees, and we recorded $1.7 million of restructuring charges during the nine months ended December 31, 2016 related to one-time termination benefits as well as facilities-related costs.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(9,565)	(1)%	$(8,082)	(1)%	$(1,483)	(18)%
The 18%, or $1.5 million, increase in interest and other expense was primarily due to a $1.1 million increase in interest expense, a $0.2 million increase in foreign currency expense, and a $0.4 million increase in expense from loss on disposal of equipment. These increases were partially offset by a $0.6 million increase in interest income.
Income Taxes. Our effective income tax rates were 1,133.0% and 28.4% for the nine months ended December 31, 2017 and 2016, respectively. The effective tax rate for the nine months ended December 31, 2017 is higher than the effective rate for the nine months ended December 31, 2016, primarily due to the enactment of the Tax Cuts and Jobs Act during the quarter. As a result of the enactment, we recorded a significant tax benefit during the quarter ended December 31, 2017. This benefit has the effect of increasing the tax rate due to losses generated in the nine months ended December 31, 2017.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2017		2016
		% of Revenue		% of Revenue	$	%
Income tax (benefit) expense	$(69,093)	(9)%	$4,350	1%	$(73,443)	(1,688)%

Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We have a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At December 31, 2017, the present value of the future consideration was $4.9 million.
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
As previously disclosed, in Part II, Item 1, in March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under U.S. GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. Netscout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts, subject to other adjustments that the Court may make. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2017	March 31, 2017
Cash and cash equivalents	$331,912	$304,880
Short-term marketable securities	47,895	137,892
Long-term marketable securities	3,187	21,933
Cash, cash equivalents and marketable securities	$382,994	$464,705
Cash, cash equivalents and marketable securities
At December 31, 2017, cash, cash equivalents and marketable securities (current and non-current) totaled $383.0 million, a $81.7 million decrease from $464.7 million at March 31, 2017, due primarily to $200.0 million used to repurchase shares of our common stock, $12.4 million used for capital expenditures and $8.3 million used for the acquisition of Efflux, partially offset by $148.9 million of cash provided by operations.
At December 31, 2017, cash and short-term and long-term investments in the United States were $247.1 million, while cash held outside the United States was approximately $135.9 million.
Cash and cash equivalents were impacted by the following (in thousands):

	Nine Months Ended December 31,
	2017	2016 (1)
Net cash provided by operating activities	$148,918	$130,835
Net cash provided by (used in) investing activities	$87,865	$(5,927)
Net cash used in financing activities	$(213,616)	$(88,131)

(1) Represents cash flows as of December 31, 2016, recast to present our retrospective adoption of accounting guidance related to the presentation of the cash flow statement. Refer to Note 1, Basis of Presentation, of the Notes to consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Net cash from operating activities
Cash provided by operating activities was $148.9 million during the nine months ended December 31, 2017, compared with $130.8 million of cash provided by operating activities during the nine months ended December 31, 2016. This $18.1 million increase was due in part to a $86.0 million increase relating to accounts receivable collections. In addition, there was an a $52.0 million increase from net income, a $21.7 million increase from prepaid expenses and other assets, a $4.9 million increase from share-based compensation expense, a $1.3 million increase from inventories, and a $0.8 million increase from income taxes payable. These increases were partially offset by a $61.8 million decrease in deferred income taxes, a $27.5 million decrease from deferred revenue, a $23.7 million decrease from amounts due to and from related parties as a result of the Comms Transaction, a $21.8 million decrease in accrued compensation and other expenses, a $8.0 million decrease from depreciation and amortization, a $7.8 million decrease from in accounts payable and a $0.4 million decrease from loss on disposal of fixed assets in the nine months ended December 31, 2017 as compared with the nine months ended December 31, 2016.
Net cash from investing activities

	Nine Months Ended December 31,
	(Dollars in Thousands)
	2017	2016
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(71,323)	$(135,737)
Proceeds from maturity of marketable securities	180,018	144,937
Purchase of fixed assets	(12,352)	(21,699)
Purchase of intangible assets	(505)	(1,022)
(Increase) decrease in deposits	(26)	22
Acquisition of businesses, net of cash acquired	(8,334)	(4,606)
Contingent purchase consideration	523	660
Collection of contingently returnable consideration from related party	—	12,864
Capitalized software development costs	(136)	(1,346)
	$87,865	$(5,927)
Cash provided by investing activities increased by $93.8 million to $87.9 million during the nine months ended December 31, 2017, compared with $5.9 million of cash used in investing activities during the nine months ended December 31, 2016.
The overall increase in cash inflow from marketable securities was primarily related to a net decrease of $64.4 million in purchases of marketable securities, and a net increase in the proceeds from maturity of investments of $35.1 million during the nine months ended December 31, 2017 when compared with the nine months ended December 31, 2016.
During the nine months ended December 31, 2017, there was an $8.3 million cash outflow related to the acquisition of Efflux. During the nine months ended December 31, 2016, there was a $4.6 million cash outflow related to the assets and liabilities acquired as part of the Avvasi acquisition.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2018.

Net cash from financing activities

	Nine Months Ended December 31,
	(Dollars in Thousands)
	2017	2016
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$1	$2
Payment of contingent consideration	(660)	—
Treasury stock repurchases	(200,000)	(79,289)
Tax withholding on restricted stock units	(12,957)	(8,844)
	$(213,616)	$(88,131)
Cash used in financing activities increased by $125.5 million to $213.6 million during the nine months ended December 31, 2017, compared with $88.1 million of cash used in financing activities during the nine months ended December 31, 2016.
We repurchased 5,802,788 and 3,127,396 shares of our common stock for $200.0 million and $79.3 million under our stock repurchase program during the nine months ended December 31, 2017 and 2016, respectively.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 385,454 and 298,908 shares at a cost of $13.0 million and $8.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2017 and 2016, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount of shares that are available for repurchase under that program.
Credit Facility
On July 14, 2015, we entered into a certain credit facility with a syndicate of lenders pursuant to a Credit Agreement (Credit Agreement), dated as of July 14, 2015, by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto. The Credit Agreement provides for a five-year, $800 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $50 million. We may elect to use this credit facility for working capital purposes or to finance the repurchase of up to 20 million shares of common stock under our common stock repurchase plan. The commitments under the Credit Agreement will expire on July 14, 2020, and any outstanding loans will be due on that date. At December 31, 2017, $300 million was outstanding under this credit facility.
At our election, revolving loans under the Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the Federal Funds effective rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended September 30, 2017 until we have delivered financial statements for the quarter ended December 31, 2017, the applicable margin was 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.25% per annum for Alternate Base Rate loans and 1.25% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended September 30, 2017 until we have delivered financial statements for the quarter ended December 31, 2017, the commitment fee was 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.35% per annum if our consolidated leverage ratio is greater than 2.50 to 1.00, down to 0.20% per annum if our consolidated leverage ratio is equal to or less than 1.00 to 1.00.
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
The Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Credit Agreement. At December 31, 2017, we were in compliance with all of these covenants.
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
We capitalized $6.6 million of debt issuance costs associated with the origination of the Credit Agreement, which are being amortized over the life of the revolving credit facility. The unamortized balance was $3.4 million as of December 31, 2017. A balance of $1.4 million is included as prepaid expenses and other current assets and a balance of $2.0 million is included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2018
We believe that our cash balances, available debt, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. For the fourth quarter of fiscal year 2018, we expect that cash provided by operating activities will remain relatively flat. During the next 12 months, we expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (ASU 2017-07) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. ASU 2017-07 is effective for NetScout beginning April 1, 2018. We do not believe the adoption of ASU 2017-07 will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. ASU 2017-01 is effective for NetScout beginning April 1, 2018. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We do not believe the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 is effective for NetScout beginning April 1, 2018. We are currently assessing the potential impact of the adoption of ASU 2016-15 and do not expect a material impact on our consolidated statement of cash flows.
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

•
On a prospective basis, as required, we recorded an excess tax shortfall of $0.4 million and an excess tax benefit of $0.8 million to the provision for income taxes in the consolidated statement of operations for the three and nine months ended December 31, 2017, respectively, instead of additional paid-in capital, in the consolidated balance sheet. As a result, net income decreased $0.4 million and increased $0.8 million, for the three and nine months ended September 30, 2017, respectively. Basic and diluted earnings per share decreased $0.01 for the three months ended December 31, 2017, while basic and diluted earnings per share increased by $0.01 for the nine months ended December 31, 2017.

•
Excess tax benefits are presented as operating cash activity in the consolidated statements of cash flows instead of financing cash activity in the consolidated statements of cash flows, which we elected to apply on a retrospective basis. As a result, we classified $0.8 million and $1.4 million of excess tax benefits for the nine months ended December 31, 2017 and 2016, respectively, as operating cash outflows included within the change in income taxes payable in the consolidated statement of cash flows. The retrospective classification resulted in decreases in cash provided by operating activities and cash used in financing activities of $1.4 million for the nine months ended December 31, 2016.

•
We prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have an impact on diluted earnings per share for the three and nine months ended December 31, 2017.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017 within ASU 2015-04, 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14, respectively (collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five step process to achieve this core principle and, in applying this process, it is possible that more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 will be effective for us on April 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. We believe we will elect the modified retrospective transition approach. However, we are still quantifying the impact of this new accounting standard. The adoption will most likely result in a reduction in deferred revenue as of April 1, 2018 for performance obligations that are deferred under current guidance that may not be deferred under Topic 606. Upon adoption of Topic 606, we expect to recognize a greater proportion of revenue upon delivery of our products, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a period of time. Since we currently expense sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact on the consolidated financial statements in the year of adoption. We do not foresee any material impact on our cash flows. We continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of December 31, 2017, we owed $300 million on this loan with an interest rate of 3.07%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2017. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $921 thousand as of December 31, 2017.
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
As of December 31, 2017, we had foreign currency forward contracts with notional amounts totaling $10.2 million. The valuation of outstanding foreign currency forward contracts at December 31, 2017 resulted in an asset balance of $153 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $63 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. As of March 31, 2017, we had foreign currency forward contracts with notional amounts totaling $14.8 million. The valuation of outstanding foreign currency forward contracts at March 31, 2017 resulted in a liability balance of $213 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $110 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2017, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2017, our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As previously disclosed, in March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under U.S. GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. Netscout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts, subject to other adjustments that the Court may make. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.
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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Programs
10/1/2017 - 10/31/2017	—	$—	—	25,970,650
11/1/2017 - 11/30/2017	7,962	28.10	—	25,970,650
12/1/2017 - 12/31/2017	59,635	28.61	—	25,970,650
Total	67,597	$28.55	—	25,970,650

(1)
We purchased an aggregate of 67,597 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase programs (our 20 million share repurchase program authorized on May 19, 2015 and our 25 million share repurchase program authorized on October 24, 2017).

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

NETSCOUT SYSTEMS, INC.

Date: February 1, 2018	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 1, 2018	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)