Form 10-Q
period 2018-06-30
NETSCOUT SYSTEMS INC
filed 2018-08-02
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 27, 2018 was 80,535,277.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors, including those referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$353,416	$369,821
Marketable securities	105,637	77,941
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,473 and $1,991 at June 30, 2018 and March 31, 2018, respectively	165,331	213,438
Inventories and deferred costs	32,739	34,774
Prepaid income taxes	28,544	22,932
Prepaid expenses and other current assets (related party balances of $1,651 and $3,187 at June 30, 2018 and March 31, 2018, respectively)	32,407	33,502
Total current assets	718,074	752,408
Fixed assets, net	60,006	52,511
Goodwill	1,718,499	1,712,764
Intangible assets, net	756,418	831,374
Deferred income taxes	5,575	6,685
Other assets	19,036	12,866
Total assets	$3,277,608	$3,368,608
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party balances of $619 and $369 at June 30, 2018 and March 31, 2018, respectively)	$25,122	$30,133
Accrued compensation	55,331	46,552
Accrued other	30,997	33,164
Income taxes payable	210	1,526
Deferred revenue and customer deposits	248,165	301,925
Total current liabilities	359,825	413,300
Other long-term liabilities	15,092	8,308
Deferred tax liability	143,542	151,563
Accrued long-term retirement benefits	33,457	35,246
Long-term deferred revenue and customer deposits	80,491	91,409
Long-term debt	600,000	600,000
Total liabilities	1,232,407	1,299,826
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2018 and March 31, 2018	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 118,139,282 and 117,744,913 shares issued and 80,535,277 and 80,270,023 shares outstanding at June 30, 2018 and March 31, 2018, respectively	117	117
Additional paid-in capital	2,676,382	2,665,120
Accumulated other comprehensive income (loss)	(107)	2,895
Treasury stock at cost, 37,604,005 and 37,474,890 shares at June 30, 2018 and March 31, 2018, respectively	(999,329)	(995,843)
Retained earnings	368,138	396,493
Total stockholders' equity	2,045,201	2,068,782
Total liabilities and stockholders' equity	$3,277,608	$3,368,608
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Revenue:
Product	$96,927	$108,659
Service	108,184	117,097
Total revenue	205,111	225,756
Cost of revenue:
Product (related party balances of $0 and $245, respectively)	32,965	36,462
Service (related party balances of $174 and $29, respectively)	29,062	30,100
Total cost of revenue	62,027	66,562
Gross profit	143,084	159,194
Operating expenses:
Research and development (related party balances of $2, and $3, respectively)	55,463	58,966
Sales and marketing (related party balances of $0 and $2, respectively)	78,132	85,361
General and administrative (related party balances of $13 and $244, respectively)	26,059	29,872
Amortization of acquired intangible assets	23,465	18,383
Restructuring charges	1,147	167
Impairment of intangible assets	35,871	—
Total operating expenses	220,137	192,749
Loss from operations	(77,053)	(33,555)
Interest and other expense, net:
Interest income	941	480
Interest expense	(5,888)	(2,550)
Other income (expense)	254	(1,065)
Total interest and other expense, net	(4,693)	(3,135)
Loss before income tax benefit	(81,746)	(36,690)
Income tax benefit	(19,242)	(12,468)
Net loss	$(62,504)	$(24,222)
Basic net loss per share	$(0.78)	$(0.27)
Diluted net loss per share	$(0.78)	$(0.27)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	80,358	91,180
Net loss per share - diluted	80,358	91,180
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Net loss	$(62,504)	$(24,222)
Other comprehensive income (loss):
Cumulative translation adjustments	(2,708)	1,135
Changes in market value of investments:
Changes in unrealized gains (losses), net of tax (benefit) of $29 and ($2), respectively	28	(4)
Total net change in market value of investments	28	(4)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) tax of ($126), and $189, respectively	(393)	305
Reclassification adjustment for net gains included in net income, net of taxes of $23 and $5, respectively	71	7
Total net change in market value of derivatives	(322)	312
Other comprehensive income (loss)	(3,002)	1,443
Total comprehensive loss	$(65,506)	$(22,779)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(62,504)	$(24,222)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	40,347	37,713
Loss on disposal of fixed assets	63	411
Deal-related compensation expense and accretion charges	38	38
Share-based compensation expense associated with equity awards	12,965	10,231
Impairment of intangible assets	35,871	—
Deferred income taxes	(14,306)	(8,564)
Other gains (losses)	(206)	616
Changes in assets and liabilities
Accounts receivable and unbilled costs	47,939	109,572
Due from related party	1,536	—
Inventories	(138)	(4,737)
Prepaid expenses and other assets	(3,426)	(1,152)
Accounts payable	(5,206)	(7,126)
Accrued compensation and other expenses	5,566	(20,787)
Due to related party	250	(22)
Income taxes payable	(1,882)	185
Deferred revenue	(31,387)	(39,521)
Net cash provided by operating activities	25,520	52,635
Cash flows from investing activities:
Purchase of marketable securities	(69,211)	(35,413)
Proceeds from maturity of marketable securities	41,573	47,318
Purchase of fixed assets	(6,468)	(3,297)
Decrease (increase) in deposits	4	(9)
Capitalized software development costs	—	(45)
Net cash (used in) provided by investing activities	(34,102)	8,554
Cash flows from financing activities:
Treasury stock repurchases	—	(100,000)
Tax withholding on restricted stock units	(3,486)	(5,381)
Net cash used in financing activities	(3,486)	(105,381)
Effect of exchange rate changes on cash and cash equivalents	(4,337)	1,048
Net decrease in cash and cash equivalents	(16,405)	(43,144)
Cash and cash equivalents and restricted cash, beginning of period	370,731	305,726
Cash and cash equivalents and restricted cash, end of period	$354,326	$262,582
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$1,589	$4,262
Additions to property, plant and equipment included in accounts payable	$54	$522
Tenant improvement allowance	$6,788	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc., or NetScout or the Company. Certain information and footnote disclosures normally included in financial statements prepared under United States generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on May 21, 2018.
Certain amounts for the three months ended June 30, 2017 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Legislation). In addition, under the ASU 2018-02, we may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2018-02 is effective for NetScout beginning April 1, 2019. Early adoption is permitted. We do not believe the adoption of ASU 2018-02 will have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 provides guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2017-12 is effective for the Company beginning April 1, 2019. The Company is currently assessing the potential impact of the adoption of ASU 2017-12 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02), its new standard on accounting for leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. ASU 2016-02 is effective for annual reporting periods beginning after December 31, 2018 and interim periods within those fiscal years, and early adoption is permitted. ASU 2016-02 is effective for the company beginning April 1, 2019. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 as of April 1, 2018 using the modified retrospective transition method. Please refer to Note 2, "Revenue Recognition" for further details.

NOTE 2 – REVENUE RECOGNITION
Revenue from Contracts with Customers
In May 2014, the FASB issued Topic 606, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 replaced most existing revenue recognition guidance under GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under prior GAAP.
Topic 606 became effective for the Company on April 1, 2018. The Company elected to use the modified retrospective transition approach. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Revenue Recognition Policy
The Company exercises judgment and use estimates in connection with determining the amounts of product and services revenues to be recognized in each accounting period.
The Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. The majority of its product sales consist of hardware products with embedded software that are essential to providing customers the intended functionality of the solutions. The Company also sells stand-alone software solutions to provide customers with enhanced functionality. In addition, the Company sells hardware bundled with a software license.
The Company accounts for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined by the Company as an arrangement with commercial substance identifying payment terms, each party’s rights and obligations regarding the products or services to be transferred and collection is probable. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.
Product revenue is recognized upon shipment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. The Company's service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, stand-ready software-as-a-service (SAAS) and other professional services including consulting and training. The Company generally provides software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. SAAS services are recognized ratably over the contract term beginning on the commencement of services. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
Generally, the Company's contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Bundled arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately based on the element’s historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service elements based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements, the Company considers quoted prices as part of multi element arrangements of those engagements as a basis for establishing SSP. SSP has been established for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. The Company reviews sales of the product elements on a quarterly basis and updates, when appropriate, its SSP for such elements to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, product is delivered to the reseller or distributor. The Company records consideration given to a reseller or distributor as a reduction of revenue to the extent they have recorded revenue from the reseller or distributor. With limited exceptions, its return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.

Financial Statement Impact of Adoption
The cumulative impact of applying Topic 606 to all contracts with outstanding performance obligations as of April 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective approach to adopt the new standard, the following adjustments were made to accounts on the consolidated balance sheet at April 1, 2018 (in thousands):

	Balance at March 31, 2018	Adjustments from Adopting Topic 606	Balance at April 1, 2018
ASSETS:
Accounts receivable and unbilled costs	$213,438	$1,195	$214,633
Prepaid expenses and other current assets	33,502	4,626	38,128
Other assets	12,866	4,748	17,614
LIABILITIES:
Deferred revenue and customer deposits	301,925	(30,227)	271,698
Deferred tax liability	151,563	7,899	159,462
Long-term deferred revenue and customer deposits	91,409	(1,252)	90,157
STOCKHOLDERS' EQUITY:
Retained earnings	396,493	34,149	430,642
In connection with the adoption of the new revenue recognition accounting standard, the Company increased its retained earnings by $34.1 million, due to uncompleted contracts at April 1, 2018, for which $34.9 million of revenue will not be recognized in future periods under the new standard. The Company capitalized $7.1 million of incremental sales commission costs on the adoption date directly related to obtaining customer contracts and is amortizing these costs as it satisfies the underlying performance obligations, which for certain contracts can include anticipated renewal periods. The acceleration of revenue that was deferred under prior guidance as of April 1, 2018 was primarily attributable to no longer requiring the separation of promised goods or services, such as software licenses, technical support, specified and unspecified upgrade rights on the basis of vendor specific objective evidence, and the impact of allocating the transaction price to the software performance obligations in the contract on a relative basis using standalone selling price rather than allocating under the residual method, which allocates the entire arrangement discount to the delivered performance obligations. In addition, revenue from perpetual licenses and associated hardware with extended payment terms and term licenses are now recognized when control is transferred to the customer, the point in time when the customer can use and benefit from the license. Previously the Company recognized revenue over the term of the agreements as payments became due or earlier if prepaid.
The net change in deferred income taxes of $7.9 million is primarily due to the deferred tax effects resulting from the adjustment to retained earnings for the cumulative effect of applying Topic 606 to active contracts as of the adoption date.

Impact of Topic 606 on Financial Statement Line Items
The impact of adoption of Topic 606 on our consolidated balance sheet at June 30, 2018 and on our consolidated statement of operations for the three months ended June 30, 2018 was as follows (in thousands):

	June 30, 2018
	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)
ASSETS:
Accounts receivable and unbilled costs	$165,331	$161,554	$3,777
Prepaid expenses and other current assets	32,407	28,472	3,935
Other assets	19,036	12,353	6,683
LIABILITIES:
Deferred revenue and customer deposits	248,165	268,230	(20,065)
Deferred tax liability	143,542	135,914	7,628
Long-term deferred revenue and customer deposits	80,491	88,416	(7,925)
STOCKHOLDERS' EQUITY:
Retained earnings	368,138	334,867	33,271

	Three Months Ended June 30, 2018
	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)
Total revenues	$205,111	$203,354	$1,757
Total cost of revenue	62,027	62,027	—
Sales and marketing expense	78,132	77,524	608
Income tax provision	(19,242)	(19,513)	271
Net loss	(62,504)	(63,382)	878
Basic net loss per share	$(0.78)	$(0.79)	$0.01
Diluted net loss per share	$(0.78)	$(0.79)	$0.01
The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities on the Company’s consolidated statements of cash flows during the three months ended June 30, 2018.
Performance Obligations
Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. The transaction price is allocated among performance obligations in bundled contracts in an amount that depicts the relative standalone selling prices of each obligation.
For contracts involving distinct hardware and software licenses, the performance obligations are satisfied at a point in time when control is transferred to the customer. For standalone maintenance and post-contract support (PCS) the performance obligation is satisfied ratably over the contract term as a stand-ready obligation. For consulting and training services, the performance obligation may be satisfied over the contract term as a stand-ready obligation, satisfied over a period of time as those services are delivered, or satisfied at the completion of the service when control has transferred or the services have expired unused.
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at June 30, 2018.
At June 30, 2018, the Company had total deferred revenue of $328.7 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $248.2 million or 76% of this revenue during the next 12 months, and expects to recognize the remaining $80.5 million or 24% of this revenue thereafter.

Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $18.7 million and $20.0 million at June 30, 2018 and March 31, 2018, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2018.

Contract Balances
The Company receives payments from customers based on a billing schedule as established by the Company’s contracts. Contract assets relate to performance obligations in advance of scheduled billings. Upon adoption, the Company recorded unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. The Company did not record any contract assets upon adoption. Deferred revenue relates to payments received in advance of performance under the contract. The following table provides information about contract assets and liabilities (in thousands):

	April 1, 2018	June 30, 2018	Increase/ (Decrease)
ASSETS:
Customer accounts receivable	$205,299	$155,613	$(49,686)
Unbilled receivables	4,338	5,190	852
Other receivables	4,996	4,528	(468)
Long-term unbilled receivables	2,254	4,504	2,250
	$216,887	$169,835	$(47,052)
LIABILITIES:
Deferred revenue	$271,698	$248,165	$(23,533)
Deferred revenue, long-term	90,157	80,491	(9,666)
	$361,855	$328,656	$(33,199)
Changes in deferred revenue during the three months ended June 30, 2018 were as follows (in thousands):

Balance at April 1, 2018	$361,855
Revenue recognized in the period	(185,501)
Additions to customer deposits and contract liabilities	152,472
Reclassifications and other adjustments	(170)
Balance at June 30, 2018	$328,656
Costs to Obtain Contracts
The Company has determined the only significant incremental costs incurred to obtain contracts with clients within the scope of Topic 606 are sales commissions paid to its associates. Sales commissions are recorded as an asset and amortized to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. The Company applies the practical expedient in Topic 606 and expenses costs as incurred for sales commissions when the amortization period would have been one year or less.
At June 30, 2018, the consolidated balance sheet included $6.1 million in assets related to sales commissions to be expensed in future periods. A balance of $3.9 million was included in prepaid expenses and other current assets, and a balance of $2.2 million was included as other assets in the Company's consolidated balance sheet at June 30, 2018.
During the three months ended June 30, 2018, the Company recognized $0.6 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in our consolidated statements of operations.

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2018 and March 31, 2018, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2018 and June 30, 2017, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties included within prepaid expenses and other current assets that represent a concentration of credit risk of $1.7 million and $3.2 million at June 30, 2018 and March 31, 2018, respectively.
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
NOTE 4 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units granted pursuant to the Company's 2007 Equity Incentive Plan, as amended, and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Cost of product revenue	$269	$213
Cost of service revenue	1,330	1,016
Research and development	4,151	3,175
Sales and marketing	4,359	3,444
General and administrative	2,856	2,383
	$12,965	$10,231
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2018. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2018 and March 31, 2018.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2018	March 31, 2018	June 30, 2017	March 31, 2017
Cash and cash equivalents	$353,416	$369,821	$261,736	$304,880
Restricted cash	910	910	846	846
Total cash, cash equivalents and restricted cash	$354,326	$370,731	$262,582	$305,726
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2018, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$46,019	$(4)	$46,015
Commercial paper	56,877	—	56,877
Corporate bonds	2,746	(1)	2,745
Total short-term marketable securities	105,642	(5)	105,637
Total long-term marketable securities	—	—	—
Total marketable securities	$105,642	$(5)	$105,637
The following is a summary of marketable securities held by NetScout at March 31, 2018, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$42,246	$(60)	$42,186
Commercial paper	33,003	—	33,003
Corporate bonds	2,754	(2)	2,752
Total short-term marketable securities	78,003	(62)	77,941
Total long-term marketable securities	—	—	—
Total marketable securities	$78,003	$(62)	$77,941
Contractual maturities of the Company's marketable securities held at June 30, 2018 and March 31, 2018 were as follows (in thousands):

	June 30, 2018	March 31, 2018
Available-for-sale securities:
Due in 1 year or less	$105,637	$77,941
	$105,637	$77,941

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2018 and March 31, 2018 (in thousands):

	Fair Value Measurements at
	June 30, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$353,416	$—	$—	$353,416
U.S. government and municipal obligations	15,271	30,744	—	46,015
Commercial paper	—	56,877	—	56,877
Corporate bonds	2,745	—	—	2,745
	$371,432	$87,621	$—	$459,053
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,502)	$(5,502)
Derivative financial instruments	—	(381)	—	(381)
	$—	$(381)	$(5,502)	$(5,883)

	Fair Value Measurements at
	March 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$369,821	$—	$—	$369,821
U.S. government and municipal obligations	14,513	27,673	—	42,186
Commercial paper	—	33,003	—	33,003
Corporate bonds	2,752	—	—	2,752
Derivative financial instruments	—	122	—	122
	$387,086	$60,798	$—	$447,884
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,464)	$(5,464)
Derivative financial instruments	—	(40)	—	(40)
	$—	$(40)	$(5,464)	$(5,504)
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

The fair value of contingent purchase consideration related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the seller is $5.0 million and $4.9 million at June 30, 2018 and March 31, 2018 respectively. The contingent purchase consideration is included as a contingent liability within accrued other in the Company's consolidated balance sheet at June 30, 2018 and March 31, 2018.
The Company's contingent purchase consideration also includes $523 thousand related to the acquisition of certain assets and liabilities of Efflux Systems, Inc. (Efflux) in the second quarter of fiscal year 2018. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet at June 30, 2018 and March 31, 2018.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial assets and liabilities for the three months ended June 30, 2018 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2018	$(5,464)
Increase in fair value and accretion expense (included within research and development expense)	(38)
Balance at June 30, 2018	$(5,502)
Deal-related compensation expense and accretion charges related to the contingent consideration for the three months ended June 30, 2018 was $38 thousand and was included as part of earnings.
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2018	March 31, 2018
Raw materials	$21,094	$20,860
Work in process	182	2,589
Finished goods	8,027	8,500
Deferred costs	3,436	2,825
	$32,739	$34,774

NOTE 8 - ACQUISITIONS
Efflux
On July 12, 2017 (the Efflux Closing Date), the Company completed the acquisition of Efflux Systems, Inc. (Efflux) for $8.6 million. Efflux's technology detects, analyzes and correlates threat activity within enterprise networks. The Efflux technology and engineering talent have been integrated into Arbor Networks in order to support the ongoing enhancement of Arbor Spectrum for advanced threat detection.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill of $6.1 million from the acquisition was included within the Security reporting unit. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Service Assurance and (2) Security. The Company assesses goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2018. The Company performed an interim quantitative test as of June 30, 2018 related to the intangible asset impairment. The estimated fair value of both reporting units significantly exceeded their carrying value.

At June 30, 2018, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.3 million, respectively. At March 31, 2018, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.9 million, respectively.
The change in the carrying amount of goodwill for the three months ended June 30, 2018 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the three months ended June 30, 2018 are as follows (in thousands):

Balance at March 31, 2018	$1,712,764
Foreign currency translation impact	5,735
Balance at June 30, 2018	$1,718,499
Intangible Assets
The net carrying amounts of intangible assets were $756.4 million and $831.4 million at June 30, 2018 and March 31, 2018, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the three months ended June 30, 2018, the Company performed a quantitative analysis on certain intangible assets related to the handheld network tools product area, which is currently in the process of being divested. At June 30, 2018, the handheld network tools asset group did not qualify as held for sale.  The fair value for the intangible assets related to the handheld network tools asset group was calculated considering a range of potential transaction prices which we consider to be a Level 3 measurement. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, the Company recognized an impairment charge of $35.9 million in the three months ended June 30, 2018.  The impairment charge was recorded within a separate operating expense line item in the Company's consolidated statements of operations during the three months ended June 30, 2018.
Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at June 30, 2018 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$243,961	$(146,123)	$97,838
Customer relationships	784,361	(172,969)	611,392
Distributor relationships and technology licenses	8,909	(5,802)	3,107
Definite-lived trademark and trade name	40,514	(17,376)	23,138
Core technology	7,228	(6,667)	561
Net beneficial leases	336	(336)	—
Non-compete agreements	298	(298)	—
Leasehold interest	2,600	(2,415)	185
Backlog	18,346	(18,346)	—
Capitalized software	3,183	(1,887)	1,296
Other	1,208	(907)	301
	$1,110,944	$(373,126)	$737,818

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
Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Amortization of intangible assets included as:
Product revenue	$—	$2
Cost of product revenue	9,191	9,814
Operating expense	23,470	18,389
	$32,661	$28,205
The following is the expected future amortization expense at June 30, 2018 for the fiscal years ending March 31 (in thousands):

2019 (remaining nine months)	$79,970
2020	97,080
2021	79,741
2022	69,327
2023	61,632
Thereafter	350,068
$737,818
The weighted-average amortization period of developed technology and core technology is 11.4 years. The weighted-average amortization period for customer and distributor relationships is 16.0 years. The weighted-average amortization period for trademarks and trade names is 8.4 years. The weighted-average amortization period for leasehold interests is 5.6 years. The weighted-average amortization period for backlog is 2.0 years. The weighted-average amortization period for capitalized software is 4.0 years. The weighted-average amortization period for amortizing all intangible assets is 14.5 years.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2018 and March 31, 2018 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,096	$11,225	$—	$122	$381	$40

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	June 30, 2018	June 30, 2017	Location	June 30, 2018	June 30, 2017	Location	June 30, 2018	June 30, 2017
Forward contracts	$(519)	$494	Research and development	$30	$(28)	Research and development	$17	$3
			Sales and marketing	64	40	Sales and marketing	(59)	(28)
	$(519)	$494		$94	$12		$(42)	$(25)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of the Company's common stock under the Company's common stock repurchase plan.

The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date.
On February 1, 2018, the Company also announced that it entered into agreements with JPMorgan Chase Bank, National Association and Bank of America, N.A. (the Dealers) to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions (the ASR) under the Company's previously disclosed share repurchase program. On February 1, 2018, the Company borrowed an additional $300 million aggregate principal amount under its Amended Credit Agreement in order to finance the payment of the ASR to each of the Dealers. At June 30, 2018, $600 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2018, until the Company has delivered financial statements for the quarter ended June 30, 2018, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2018 until the Company has delivered financial statements for the quarter ended June 30, 2018, the commitment fee was 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At June 30, 2018, the Company was in compliance with all covenants.

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
The Company has capitalized debt issuance costs totaling $12.2 million at June 30, 2018, which are being amortized over the life of the revolving credit facility. The unamortized balance was $7.9 million as of June 30, 2018. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $6.2 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the fourth quarter of fiscal year ended March 31, 2017, the Company restructured certain departments to better align functions subsequent to the acquisition of Danaher Corporation's Communications Business, which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher's data communications cable installation business and its communication service provider business (the Comms Transaction), resulting in the termination of forty-one employees. As a result of the workforce reduction, during the fiscal year ended March 31, 2017, the Company recorded a restructuring charge totaling $1.9 million related to one-time termination benefits and $0.4 million in facility-related charges. The Company recorded an additional charge for one-time termination benefits of $0.9 million during the fiscal year ended March 31, 2018, of which $0.2 million was recorded during the quarter ended June 30, 2017. The one-time termination benefits and facilities-related costs related to this plan were paid in full during the fiscal year ended March 31, 2018.
During the third quarter of fiscal year ended March 31, 2018, the Company restructured certain departments to better align functions resulting in the termination of sixty-one employees. As a result of the workforce reduction, during the twelve months ended March 31, 2018, the Company recorded a restructuring charge totaling $5.1 million related to one-time termination benefits for the employees that were notified during the period. During the three months ended June 30, 2018, the Company recorded restructuring expenses of $1.1 million for one-time termination benefits and facilities-related costs. Additional one-time termination benefit charges and facility-related costs of approximately $0.1 million are anticipated to be recorded in the next three months. The one-time termination benefits will be paid in full during the fiscal year ending March 31, 2019.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q3 FY 2018 Plan
	Employee-Related	Facility-Related	Total
Balance at March 31, 2018	$3,696	$—	$3,696
Restructuring charges to operations	1,017	643	1,660
Cash payments	(2,302)	(458)	(2,760)
Other adjustments	(648)	(185)	(833)
Balance at June 30, 2018	$1,763	$—	$1,763
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheets at June 30, 2018 and March 31, 2018 as the balance is expected to be paid in full within the next twelve months.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At June 30, 2018 and March 31, 2018, the present value of the future consideration was $5.0 million and $4.9 million, respectively.
The Company had a contingent liability at June 30, 2018 for $523 thousand related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The $523 thousand was paid to the sellers in July 2018.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. Netscout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts, subject to other adjustments that the Court may make. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.

NOTE 14 – PENSION BENEFIT PLANS
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Service cost	$63	$197
Interest cost	121	381
Net periodic pension cost	$184	$578

Expected Contributions
During the three months ended June 30, 2018, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2019, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.

NOTE 15 – TREASURY STOCK
On May 19, 2015, the Company's board of directors approved a share repurchase program, conditional upon the completion of the Comms Transaction. This program enabled the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe under this program. The Company repurchased 2,780,433 shares for $100.0 million under this program during the three months ended June 30, 2017. Through March 31, 2018, the Company had repurchased 20,000,000 shares totaling $607.6 million in the open market under this stock repurchase plan. At March 31, 2018, there were no shares of common stock that remained available to be purchased under the plan.
On October 24, 2017, the Company’s Board of Directors approved a new share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock. This new program became effective when the Company’s previously disclosed twenty million share repurchase program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this new share repurchase program.
On February 1, 2018, the Company entered into ASR agreements with two third-party financial institutions (the Dealers) to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions under the Company’s twenty million share repurchase program and the twenty-five million share repurchase program. The Company borrowed $300 million against its Amended Credit Facility to finance the payment of the initial purchase price to each of the Dealers. Under the terms of the ASR, the Company made a $150 million payment to each of the Dealers on February 2, 2018, and received an initial delivery of 3,693,931 shares from each of the Dealers, or 7,387,862 shares in the aggregate, which is approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR. As part of this purchase, 970,650 shares for $27.6 million were deducted under the twenty million share repurchase program and 6,417,212 shares for $182.4 million were deducted from the twenty-five million share repurchase program during the fiscal year ended March 31, 2018. The final number of ASR shares is dependent upon the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The delivery of additional shares of common stock to the Company or an additional delivery of shares of common stock or a cash payment, at NetScout's election, by the Company to the Dealers may be required. The final settlement of each of the ASR transactions is expected to occur no later than the end of the second quarter of fiscal year 2019.
At June 30, 2018, 18,582,788 shares of common stock remained available to be purchased under the current program.
In connection with the delivery of common shares upon vesting of restricted stock units, the Company withheld 129,115 shares at a cost of $3.5 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2018. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 16 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2018	2017
Numerator:
Net loss	$(62,504)	$(24,222)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	80,358	91,180
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	80,358	91,180
Net loss per share:
Basic net loss per share	$(0.78)	$(0.27)
Diluted net loss per share	$(0.78)	$(0.27)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Restricted stock units	1,065	1,029
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As we incurred a net loss for the three months ended June 30, 2018 and 2017, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
The delivery of approximately 7.4 million shares under the Company's accelerated share repurchase (ASR) agreements reduced our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended June 30, 2018. See Note 15 for additional information. We evaluated the ASR agreements for potential dilutive effects of any shares remaining to be received or owed upon settlement and determined the additional shares to be received would be anti-dilutive, and therefore they were not included in our calculation of diluted earnings per share for the three months ended June 30, 2018.
NOTE 17 – INCOME TAXES
The Company's effective income tax rates were 23.5% and 34.0% for the three months ended June 30, 2018 and 2017, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended June 30, 2018 is lower than the effective rate for the three months ended June 30, 2017, primarily due to the enactment of the Tax Legislation and a significant decrease in pre-tax earnings.

On December 22, 2017, the Tax Legislation was signed into law. The Tax Legislation significantly revises the U.S. tax code by, among other things, lowering the corporate tax rate from 35% to 21%; imposing a minimum tax on certain foreign earnings; limiting the deductibility of interest expense; implementing a territorial tax system and repealing the domestic production activities deduction. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses situations where the accounting is incomplete for the income tax effects of the Tax Legislation. SAB 118 directs taxpayers to consider the impact of the Tax Legislation as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that could not be estimated as of December 31, 2017.
While the Company continues to assess the impact of the Tax Legislation on its consolidated financial statements, the Company has not recorded any adjustments to the provisional amounts recorded through June 30, 2018. The Company is still in the process of analyzing the impact of the Tax Legislation, including any potential impact on its indefinite reinvestment assertion.
The Company is subject to the tax on the Global Intangible Low-Taxed Income (GILTI) but has not completed its analysis of the applicability of the tax. As of June 30, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to develop. Therefore, the Company will not make a policy election on how to account for GILTI (as part of deferred taxes or as a period expense) until management has received and evaluated the necessary information. However, the standard requires that the Company reflects the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Accordingly, the Company has included the provisional estimate of GILTI in its estimated annual effective tax rate and will update the impact and accounting policy once the analysis related to the GILTI provisions is complete.
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2018	2017
United States	$127,246	$138,618
Europe	31,021	35,448
Asia	17,900	19,527
Rest of the world	28,944	32,163
	$205,111	$225,756
The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company’s products to international locations. The Company reports these shipments as United States revenue because the Company ships the products to a United States location. Further, the Company determines the geography of its sales after considering where the contract originated. A majority of revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company's identifiable assets are located in the United States.
NOTE 19 - RELATED PARTY TRANSACTIONS
During our fiscal year ended March 31, 2016, a member of the Company's Board of Directors served as an executive officer of Danaher. As part of the split off of Danaher's Communications Business and the Company's subsequent acquisition of that business from Newco's shareholders, NetScout has entered into multiple transactions with Danaher which include: transition services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. This board member is now the founding President and CEO of Fortive Corporation (Fortive), which spun off of Danaher in July 2016. As part of the spin-off of Fortive, the transition services agreement was amended to, among other things, assign Danaher's rights, duties, obligations and liabilities under the transition services agreement to Fluke Corporation, a subsidiary of Fortive. The Company has disclosed the transactions with Danaher and Fortive parenthetically within the financial statements.

As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties. The following table summarizes those balances (in thousands):

	June 30, 2018	March 31, 2018
Danaher	$194	$252
Fortive	1,457	2,935
	$1,651	$3,187
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	June 30, 2018	March 31, 2018
Danaher	$259	$—
Fortive	$360	$369
	$619	$369
As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Danaher:
Cost of product revenue	$—	$—
Cost of service revenue	—	—
Research and development expenses	—	—
Sales and marketing	—	2
General and administrative expenses	—	1
	$—	$3
Fortive:
Cost of product revenue	$—	$245
Cost of service revenue	174	29
Research and development expenses	2	3
Sales and marketing	—	—
General and administrative expenses	13	243
	$189	$520

As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Due from related party:
Danaher	$58	$—
Fortive	1,478	—
Total	$1,536	$—

Due to related party:
Danaher	$259	$63
Fortive	(9)	(85)
Total	$250	$(22)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are an industry leader for real-time operational intelligence and performance analytics that are used by customers worldwide to assure their digital business services against disruptions in availability, performance, and security. Service providers, enterprise and local, state and federal government agencies around the world rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, provide timely insight into the end user experience and protect the network from attack. Powered by our patented Adaptive Service Intelligence technology, our solutions can instantaneously convert network traffic data, often referred to as wire data, into high-value metadata, or "smart data," that can be used by customers to help them identify network and application performance issues, defend their networks from distributed denial of service (DDoS) attacks, and rapidly find and isolate advanced network threats. With our offerings, customers can quickly, efficiently and effectively resolve issues that cause business disruptions, downtime, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader information technology initiatives.
Our mission is to enable enterprise and service providers to realize maximum benefit with minimal risk from technology advances, such as internet protocol (IP) convergence, network function virtualization, software defined networking, virtualization, cloud, mobility and the Internet of Things by managing the inherent complexity in a cost-effective manner. We have been a technology innovator for three-plus decades since our founding in 1984. Our solutions change how organizations manage and optimize the delivery of business applications and services, assure user experience across global IP networks and help protect networks from unwanted security threats. Through both internal development and acquisitions, we have continually enhanced and expanded our product portfolio to meet the evolving needs of customers worldwide. By using our products to capture and transform terabytes of network traffic data in real time into high value, actionable information, customers can optimize network performance, manage applications, enhance security and gain insight into the end user experience. Our solutions are typically deployed by customers as integrated hardware and software, as software only for use in commercial-off-the-shelf hardware or in a virtualized form factor.
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
Results Overview
Total revenue for the three months ended June 30, 2018 was primarily impacted by delays in the timing of orders by enterprise customers, ongoing declines in certain ancillary enterprise product lines and lower DDoS orders primarily by service provider customers.
Our gross profit percentage decreased by one percentage point during the three months ended June 30, 2018 as compared with the three months ended June 30, 2017.
Net loss for the three months ended June 30, 2018 was $62.5 million, as compared with net loss for the three months ended June 30, 2017 of $24.2 million, resulting in an increase in net loss of $38.3 million, primarily due to a $35.9 million impairment charge of certain intangible assets related to the handheld network tools product area, which is currently in the process of being divested.

At June 30, 2018, cash, cash equivalents and marketable securities (current and non-current) totaled $459.1 million, an $11.3 million increase from $447.8 million at March 31, 2018 due primarily to cash provided by operations of $25.5 million partially offset by $6.5 million used for capital expenditures and $3.5 million used for tax withholdings on restricted stock units during the three months ended June 30, 2018.

Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, as well as revenue impacted by the amortization of acquired intangible assets. Non-GAAP gross profit includes the foregoing adjustments and also removes expenses related to the amortization of acquired intangible assets, stock-based compensation, certain expenses relating to acquisitions including depreciation costs, and business development and integration costs. Non-GAAP income from operations includes the foregoing adjustments and also removes compensation for post-combination services, restructuring charges, intangible asset impairment charges, and costs related to new accounting standard implementation. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments and also removes expenses and or benefit related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expense, net of related income tax effects in addition to the provisional one-time impacts of the U.S. Tax Cuts and Jobs Act. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, gross profit, operating profit, net loss and diluted net loss per share), and may have limitations in that they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP.
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

The following table reconciles revenue, gross profit, loss from operations, net loss and net loss per share on a GAAP and non-GAAP basis for the three months ended June 30, 2018 and 2017 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2018	2017
GAAP revenue	$205,111	$225,756
Product deferred revenue fair value adjustment	391	716
Service deferred revenue fair value adjustment	471	2,375
Amortization of acquired intangible assets	—	2
Non-GAAP revenue	$205,973	$228,849

GAAP gross profit	$143,084	159,194
Product deferred revenue fair value adjustment	391	716
Service deferred revenue fair value adjustment	471	2,375
Share-based compensation expense	1,599	1,229
Amortization of acquired intangible assets	8,402	9,241
Business development and integration expense	—	989
Acquisition related depreciation expense	33	42
Non-GAAP gross profit	$153,980	$173,786

GAAP loss from operations	$(77,053)	$(33,555)
Product deferred revenue fair value adjustment	391	716
Service deferred revenue fair value adjustment	471	2,375
Share-based compensation expense	12,965	10,231
Amortization of acquired intangible assets	31,867	27,624
Business development and integration expense	19	6,156
New standard implementation expense	762	—
Compensation for post-combination services	449	237
Restructuring charges	1,147	167
Impairment of intangible assets	35,871	—
Acquisition related depreciation expense	498	555
Non-GAAP income from operations	$7,387	$14,506

	Three Months Ended
	June 30,
	2018	2017
GAAP net loss	$(62,504)	$(24,222)
Product deferred revenue fair value adjustment	391	716
Service deferred revenue fair value adjustment	471	2,375
Share-based compensation expense	12,965	10,231
Amortization of acquired intangible assets	31,867	27,624
Business development and integration expense	19	6,156
New standard implementation expense	762	—
Compensation for post-combination services	449	237
Restructuring charges	1,147	167
Impairment of intangible assets	35,871	—
Acquisition-related depreciation expense	498	555
Income tax adjustments	(19,862)	(16,220)
Non-GAAP net income	$2,074	$7,619

GAAP diluted net loss per share	$(0.78)	$(0.27)
Per share impact of non-GAAP adjustments identified above	0.81	0.35
Non-GAAP diluted net income per share	$0.03	$0.08

GAAP loss from operations	$(77,053)	$(33,555)
Previous adjustments to determine non-GAAP income from operations	84,440	48,061
Non-GAAP income from operations	7,387	14,506
Depreciation excluding acquisition related	7,982	9,534
Non-GAAP EBITDA from operations	$15,369	$24,040

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
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission (SEC) on May 21, 2018, for a description of all of our critical accounting policies.

The critical accounting policies included in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2018 have not materially changed, other than the following:
The critical accounting policy entitled "Revenue Recognition" has been updated as described below to reflect the adoption of ASU 2014-09.
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
We account for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined by us as an arrangement with commercial substance identifying payment terms, each party’s rights and obligations regarding the products or services to be transferred and collection is probable. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.
Product revenue is recognized upon shipment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. Our service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, stand-ready software-as-a-service (SAAS) and other professional services including consulting and training. We generally provide software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. SAAS services are recognized ratably over the contract term beginning on the commencement of services. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Bundled arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. We allocate the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately based on the element’s historical pricing. We also consider our overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, we have established SSP for a majority of our service elements based on historical standalone sales. In certain instances, we have established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements we consider quoted prices as part of multi-element arrangements of these engagements as a basis for establishing SSP. SSP has been established for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. We review sales of the product elements on a quarterly basis and update, when appropriate, our SSP for such elements to ensure that it reflects recent pricing experience. Our products are distributed through our direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when we deliver the product to the reseller or distributor. We record consideration given to a reseller or distributor as a reduction of revenue to the extent we have recorded revenue from the reseller or distributor. With limited exceptions, our return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, we have a history of successfully collecting receivables from our resellers and distributors.

Three Months Ended June 30, 2018 and 2017
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software-as-a-service. During the three months ended June 30, 2018 and 2017, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$96,927	47%	$108,659	48%	$(11,732)	(11)%
Service	108,184	53	117,097	52	(8,913)	(8)%
Total revenue	$205,111	100%	$225,756	100%	$(20,645)	(9)%

Product. The 11%, or $11.7 million, decrease in product revenue compared with the same period last year was largely due to a decrease in revenue from service provider products in the security reporting unit, partially offset by a $5.7 million increase related to the adoption of Topic 606.
Going forward, we believe that the challenging market conditions that have impacted recent performance, including from service provider capital spending pressures and enterprise customers’ uncertainty around digital transformation initiatives, are likely to persist. These dynamics have manifested in longer sales cycles, order delays and changes in order volumes. To effectively navigate these market conditions and ultimately improve revenue performance, we have made substantial investments in recent years to enhance and expand our product portfolio, thereby increasing our total addressable market and elevating our value proposition to customers.
Service. The 8%, or $8.9 million, decrease in service revenue compared with the same period last year was due to a $3.9 million decrease related to the adoption of Topic 606 as well as a decrease in maintenance contracts. We expect service revenue will continue to decline due to the adoption of Topic 606 and lower professional services revenue.
Total revenue by geography is as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
United States	$127,246	62%	$138,618	61%	$(11,372)	(8)%
International:
Europe	31,021	15	35,448	16	(4,427)	(12)%
Asia	17,900	9	19,527	9	(1,627)	(8)%
Rest of the world	28,944	14	32,163	14	(3,219)	(10)%
Subtotal international	77,865	38	87,138	39	(9,273)	(11)%
Total revenue	$205,111	100%	$225,756	100%	$(20,645)	(9)%
United States revenue decreased 8%, or $11.4 million, compared with the same period last year primarily due to the decrease in security revenue from service provider customers and, to a lesser extent, lower service assurance revenue from enterprise customers related to various ancillary products. The 11%, or $9.3 million, decrease in international revenue compared with the same period last year was primarily driven by lower security revenue from both service provider and enterprise customers. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations, we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$32,965	16%	$36,462	16%	$(3,497)	(10)%
Service	29,062	14	30,100	13	(1,038)	(3)%
Total cost of revenue	$62,027	30%	$66,562	29%	$(4,535)	(7)%
Gross profit:
Product $	$63,962	31%	$72,197	32%	$(8,235)	(11)%
Product gross profit %	66%		66%
Service $	$79,122	39%	$86,997	39%	$(7,875)	(9)%
Service gross profit %	73%		74%
Total gross profit $	$143,084		$159,194		$(16,110)	(10)%
Total gross profit %	70%		71%
Product. The 10%, or $3.5 million, decrease in cost of product revenue was primarily due to a $3.6 million decrease in direct material costs due to the shifts in product mix and the decrease in product revenue, a $1.1 million decrease in employee-related expenses, an $0.8 million decrease in the amortization of intangible assets and a $0.4 million decrease in business development expenses. These decreases were partially offset by a $1.3 million increase in inventory obsolescence charges, a $0.5 million increase in capitalized overhead costs and a $0.3 million increase in contractor fees. The product gross profit percentage remained flat at 66% during the three months ended June 30, 2018 as compared with the three months ended June 30, 2017. The 11%, or $8.2 million, decrease in product gross profit corresponds with the 11%, or $11.7 million, decrease in product revenue partially offset by the 10%, or $3.5 million, decrease in cost of product revenue. Average headcount in manufacturing was 105 and 92 for the three months ended June 30, 2018 and 2017, respectively.
Service. The 3%, or $1.0 million, decrease in cost of service revenue during the three months ended June 30, 2018 when compared with the three months ended June 30, 2017 was primarily due to a $1.0 million decrease in contractor fees, a $0.6 million decrease in business development expenses and a $0.5 million decrease in travel expenses. These decreases were partially offset by a $1.4 million increase in employee-related expenses. The service gross profit percentage decreased by one percentage point to 73% for the three months ended June 30, 2018 as compared with the three months ended June 30, 2017. The 9%, or $7.9 million, decrease in service gross profit corresponds with the 8%, or $8.9 million, decrease in service revenue, partially offset the 3%, or $1.0 million, decrease in cost of service. Average headcount in service was 602 and 609 for the three months ended June 30, 2018 and 2017, respectively.
Gross profit. Our gross profit decreased 10%, or $16.1 million, during the three months ended June 30, 2018 when compared with the three months ended June 30, 2017. This decrease is attributable to the decrease in revenue of 9%, or $20.6 million, partially offset by the 7%, or $4.5 million, decrease in cost of revenue. The gross profit percentage decreased one percentage point to 70% for the three months ended June 30, 2018 as compared with the three months ended June 30, 2017.

Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Research and development	$55,463	27%	$58,966	26%	$(3,503)	(6)%
Sales and marketing	78,132	38	85,361	38	(7,229)	(8)%
General and administrative	26,059	13	29,872	13	(3,813)	(13)%
Amortization of acquired intangible assets	23,465	11	18,383	8	5,082	28%
Restructuring charges	1,147	1	167	—	980	587%
Impairment of intangible assets	35,871	17	—	—	35,871	100%
Total operating expenses	$220,137	107%	$192,749	85%	$27,388	14%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 6%, or $3.5 million, decrease in research and development expenses was due to a $1.1 million decrease in non-recurring business development expenses in the three months ended June 30, 2018, a $1.0 million decrease in employee-related expenses due to a decrease in headcount, a $0.7 million decrease in depreciation expense and a $0.5 million decrease in travel expense when compared with the three months ended June 30, 2017. Average headcount in research and development was 1,088 and 1,200 for the three months ended June 30, 2018 and 2017, respectively.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 8%, or $7.2 million, decrease in total sales and marketing expenses was primarily due to a $2.2 million decrease in commission expense, a $1.6 million decrease in trade shows and other marketing related programs, a $1.2 million decrease in non-recurring business development expenses in the three months ended June 30, 2018, a $0.7 million decrease in employee-related expenses due to a decrease in headcount, a $0.4 million decrease in consulting fees and a $0.3 million decrease in advertising expense when compared with the three months ended June 30, 2017. Average headcount in sales and marketing was 882 and 950 for the three months ended June 30, 2018 and 2017, respectively.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 13%, or $3.8 million, decrease in general and administrative expenses was primarily due to a $2.2 million decrease in business development expenses, a $0.8 million decrease in tax related items, a $0.7 million decrease in depreciation expense, a $0.7 million decrease in legal expense and a $0.4 million decrease in employee-related expenses primarily due to a decrease in headcount. These decreases were partially offset by a $0.6 million increase in bad debt expense when compared with the three months ended June 30, 2017. Average headcount in general and administrative was 264 and 278 for the three months ended June 30, 2018 and 2017, respectively.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and tradenames, and leasehold interests; related to the acquisition of Danaher Corporation's Communications Business, which included certain assets, liabilities, technology and employees within Tektronix Communications, VSS Monitoring, Arbor Networks and certain portions of the Fluke Networks Enterprise business, which excluded Danaher's data communications cable installation business and its communication service provider business (the Comms Transaction), ONPATH Technologies, Inc., Simena, LLC (Simena), Psytechnics, Ltd, Network General Corporation, Avvasi Inc. and Efflux Systems, Inc (Efflux).
The 28%, or $5.1 million, increase in amortization of acquired intangible assets was due to an increase of $5.0 million due to the acceleration of certain intangibles related to the Comms Transaction.

Impairment of intangible assets. During the three months ended June 30, 2018 we performed a quantitative analysis on certain intangible assets related to the handheld network tools product area, which is currently in the process of being divested. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, the Company recognized an impairment charge of $35.9 million during the three months ended June 30, 2018.
Restructuring. During fiscal year 2018 and 2017, we restructured certain departments to better align functions, drive productivity and improve efficiency. As a result of the restructuring programs, we recorded $1.1 million of restructuring charges related to costs to be paid to employees for one-time termination benefits as well as facility-related charges during the three months ended June 30, 2018, and $0.2 million of restructuring charges related to severance costs paid to employees during the three months ended June 30, 2017.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(4,693)	(2)%	$(3,135)	(1)%	$(1,558)	(50)%
The 50%, or $1.6 million, increase in interest and other expense, net was primarily due to a $3.3 million increase in interest expense due to additional amounts drawn down on the credit facility entered into on January 16, 2018 as well as an increase in the average interest rate on the credit facility. This increase was partially offset by an $0.8 million decrease in foreign exchange expense, a $0.5 increase in interest income and a $0.4 million decrease in loss on the disposal of fixed assets.
Income Taxes. Our effective income tax rates were 23.5% and 34.0% for the three months ended June 30, 2018 and 2017, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended June 30, 2018 is lower than the effective rate for the three months ended June 30, 2017, primarily due to the enactment of the Tax Cuts and Jobs Act (Tax Legislation) and a significant decrease in pre-tax earnings.
On December 22, 2017, the Tax Legislation was signed into law. The Tax Legislation significantly revises the U.S. tax code by, among other things, lowering the corporate tax rate from 35% to 21%; imposing a minimum tax on certain foreign earnings; limiting the deductibility of interest expense; implementing a territorial tax system and repealing the domestic production activities deduction. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses situations where the accounting is incomplete for the income tax effects of the Tax Legislation. SAB 118 directs taxpayers to consider the impact of the Tax Legislation as "provisional" when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that could not be estimated as of December 31, 2017.
While the Company continues to assess the impact of the Tax Legislation on its consolidated financial statements, the Company has not recorded any adjustments to the provisional amounts recorded through June 30, 2018. The Company is still in the process of analyzing the impact of the Tax Legislation, including the impact on its indefinite reinvestment assertion.
The Company is subject to the tax on the Global Intangible Low-Taxed Income (GILTI) but has not completed its analysis of the applicability of the tax. As of June 30, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to develop. Therefore, the Company will not make a policy election on how to account for GILTI (as part of deferred taxes or as a period expense) until management has received and evaluated the necessary information. However, the standard requires that the Company reflects the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Accordingly, the Company has included the provisional estimate of GILTI in its estimated annual effective tax rate and will update the impact and accounting policy once the analysis related to the GILTI provisions is complete.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(19,242)	(9)%	$(12,468)	(6)%	$(6,774)	(54)%
Off-Balance Sheet Arrangements

At June 30, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We have a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At June 30, 2018, the present value of the future consideration was $5.0 million.
The Company had a contingent liability at June 30, 2018 for $523 thousand related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The $523 thousand was paid to the sellers in July 2018.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. Netscout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts, subject to other adjustments that the Court may make. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30, 2018	March 31, 2018
Cash and cash equivalents	$353,416	$369,821
Short-term marketable securities	105,637	77,941
Cash, cash equivalents and marketable securities	$459,053	$447,762
Cash, cash equivalents and marketable securities
At June 30, 2018, cash, cash equivalents and marketable securities (current and non-current) totaled $459.1 million, an $11.3 million increase from $447.8 million at March 31, 2018, due primarily to cash provided by operations of $25.5 million partially offset by $6.5 million used for capital expenditures and $3.5 million used for tax withholdings on restricted stock units during the three months ended June 30, 2018.
At June 30, 2018, cash and short-term and long-term investments in the United States were $294.0 million, while cash held outside the United States was approximately $165.1 million.
Cash and cash equivalents were impacted by the following (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$25,520	$52,635
Net cash (used in) provided by investing activities	$(34,102)	$8,554
Net cash used in financing activities	$(3,486)	$(105,381)
Net cash from operating activities
Cash provided by operating activities was $25.5 million during the three months ended June 30, 2018, compared with $52.6 million of cash provided by operating activities during the three months ended June 30, 2017. This $27.1 million decrease was due in part to a $61.6 million unfavorable impact from accounts receivable, a $38.3 million decrease from net income, a $5.7 million decrease from deferred income taxes, a $2.3 million decrease from prepaid expenses and other assets and a $2.1 million decrease from income taxes payable. These decreases were partially offset by a $35.9 million increase due to the impairment of intangible assets, a $26.4 million increase in accrued compensation and other expenses, an $8.1 million increase from deferred revenue, a $4.6 million increase in inventories, a $2.7 million increase from share-based compensation, and a $2.6 million increase from depreciation and amortization in the three months ended June 30, 2018 as compared with the three months ended June 30, 2017.
Net cash from investing activities

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2018	2017
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(69,211)	$(35,413)
Proceeds from maturity of marketable securities	41,573	47,318
Purchase of fixed assets	(6,468)	(3,297)
Decrease (increase) in deposits	4	(9)
Capitalized software development costs	—	(45)
	$(34,102)	$8,554

Cash used in investing activities increased by $42.7 million to $34.1 million during the three months ended June 30, 2018, compared with $8.6 million of cash provided by investing activities during the three months ended June 30, 2017.
The overall decrease in cash inflow from marketable securities was primarily related to an increase of $33.8 million in the purchases of marketable securities and a $5.7 million decrease in proceeds from the maturity of marketable securities during the three months ended June 30, 2018 when compared with the three months ended June 30, 2017. These were partially offset by a $3.2 million increase in the purchase of fixed assets primarily related to higher capital expenditures associated with the relocation and build-out of a new facility.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2019.
Net cash from financing activities

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2018	2017
Cash used in financing activities included the following:
Treasury stock repurchases	—	(100,000)
Tax withholding on restricted stock units	(3,486)	(5,381)
	$(3,486)	$(105,381)
Cash used in financing activities decreased by $101.9 million to $3.5 million during the three months ended June 30, 2018, compared with $105.4 million of cash used in financing activities during the three months ended June 30, 2017.
This decrease is primarily due to the fact that we repurchased 2,780,433 shares of our common stock for $100.0 million under our stock repurchase program during the three months ended June 30, 2017, and did not repurchase any shares of our common stock during the three months ended June 30, 2018.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 129,115 and 147,179 shares at a cost of $3.5 million and $5.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2018 and 2017, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount of shares that are available for repurchase under that program.
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
On February 1, 2018, we also announced that we entered into agreements with JPMorgan Chase Bank, National Association and Bank of America, N.A. (the Dealers) to repurchase an aggregate of $300 million of our common stock via accelerated stock repurchase transactions (the ASR) under our previously disclosed share repurchase program. On February 1, 2018, we borrowed an additional $300 million aggregate principal amount under the Amended Credit Agreement in order to finance the payment of the ASR to each of the Dealers. At June 30, 2018, $600 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended March 31, 2018, until we have delivered financial statements for the quarter ended June 30, 2018, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2018 until we have delivered financial statements for the quarter ended June 30, 2018, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The loans and other obligations under the credit facility are (a) guaranteed by each of our wholly owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of us and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by us and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Amended Credit Agreement generally prohibits any other liens on the assets of NetScout and its restricted subsidiaries, subject to certain exceptions as described in the Amended Credit Agreement.
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At June 30, 2018, we were in compliance with all of these covenants.
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
In connection with the Amended Credit Agreement described above, we terminated our previous term loan dated as of July 14, 2015, by and among NetScout; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto.
We have capitalized debt issuance costs totaling $12.2 million at June 30, 2018, which are being amortized over the life of the revolving credit facility. The unamortized balance was $7.9 million as of June 30, 2018. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $6.2 million was included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2019
We believe that our cash balances, available debt, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We expect that cash provided by operating activities in fiscal year 2019 will be lower than cash provided by operations in fiscal year 2018 due to changes in working capital.
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
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements on our consolidated financial statements, see Note 1 contained in the "Notes to Consolidated Financial Statements" included in Part I of this Quarterly Report on Form 10-Q.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of June 30, 2018, we owed $600 million on this loan with an interest rate of 3.60%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2018. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $2.2 million as of June 30, 2018.
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
At June 30, 2018, we had foreign currency forward contracts with notional amounts totaling $10.1 million. The valuation of outstanding foreign currency forward contracts at June 30, 2018 resulted in a liability balance of $381 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2018, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2018 resulted in a liability balance of $40 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $122 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2018, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Except for the implementation of certain internal controls related to the adoption of Topic 606, there were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not be material to our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (“Packet Intelligence” or “Plaintiff”) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. The Court has not yet rendered a decision on the equitable issues or entered final judgment in this matter. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. Netscout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts, subject to other adjustments that the Court may make. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.
Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2018-4/30/2018	—	$—	—	18,582,788
5/1/2018-5/31/2018	2,562	27.87	—	18,582,788
6/1/2018-6/30/2018	126,553	27.00	—	18,582,788
Total	129,115	$27.02	—	18,582,788

(1)
We purchased an aggregate of 129,115 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on October 24, 2017.

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

NETSCOUT SYSTEMS, INC.

Date: August 2, 2018	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 2, 2018	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)