Form 10-Q
period 2018-09-30
NETSCOUT SYSTEMS INC
filed 2018-11-08
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-26251

NETSCOUT SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2837575
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
310 Littleton Road, Westford, MA 01886
(978) 614-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 31, 2018 was 77,704,724.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$332,183	$369,821
Marketable securities	119,935	77,941
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,209 and $1,991 at September 30, 2018 and March 31, 2018, respectively	184,156	213,438
Inventories and deferred costs	30,985	34,774
Prepaid income taxes	25,143	22,932
Prepaid expenses and other current assets (related party balances of $1,468 and $3,187 at September 30, 2018 and March 31, 2018, respectively)	27,429	33,502
Total current assets	719,831	752,408
Fixed assets, net	63,617	52,511
Goodwill	1,712,962	1,712,764
Intangible assets, net	720,949	831,374
Deferred income taxes	5,640	6,685
Other assets	20,006	12,866
Total assets	$3,243,005	$3,368,608
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party balances of $366 and $369 at September 30, 2018 and March 31, 2018, respectively)	$22,102	$30,133
Accrued compensation	54,258	46,552
Accrued other	32,364	33,164
Income taxes payable	210	1,526
Deferred revenue and customer deposits	230,098	301,925
Total current liabilities	339,032	413,300
Other long-term liabilities	20,449	8,308
Deferred tax liability	135,738	151,563
Accrued long-term retirement benefits	34,053	35,246
Long-term deferred revenue and customer deposits	77,135	91,409
Long-term debt	600,000	600,000
Total liabilities	1,206,407	1,299,826
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 and March 31, 2018	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 119,231,287 and 117,744,913 shares issued and 77,704,724 and 80,270,023 shares outstanding at September 30, 2018 and March 31, 2018, respectively	119	117
Additional paid-in capital	2,796,695	2,665,120
Accumulated other comprehensive income	555	2,895
Treasury stock at cost, 41,526,563 and 37,474,890 shares at September 30, 2018 and March 31, 2018, respectively	(1,102,481)	(995,843)
Retained earnings	341,710	396,493
Total stockholders' equity	2,036,598	2,068,782
Total liabilities and stockholders' equity	$3,243,005	$3,368,608
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product	$110,753	$142,973	$207,680	$251,632
Service	113,044	113,890	221,228	230,987
Total revenue	223,797	256,863	428,908	482,619
Cost of revenue:
Product (related party balances of $0, $0, $0 and $245, respectively)	34,492	44,371	67,457	80,833
Service (related party balances of $146, $259, $320 and $288, respectively)	29,488	29,872	58,550	59,972
Total cost of revenue	63,980	74,243	126,007	140,805
Gross profit	159,817	182,620	302,901	341,814
Operating expenses:
Research and development (related party balances of $0, $0, $2 and $3, respectively)	55,959	58,509	111,422	117,475
Sales and marketing (related party balances of $0, $0, $0 and $2, respectively)	72,051	77,266	150,183	162,627
General and administrative (related party balances of $2, $700, $15 and $944, respectively)	25,294	29,495	51,353	59,367
Amortization of acquired intangible assets	17,981	18,298	41,446	36,681
Restructuring charges	2,472	291	3,619	458
Impairment of intangible assets	—	—	35,871	—
Loss on divestiture of business	9,177	—	9,177	—
Total operating expenses	182,934	183,859	403,071	376,608
Loss from operations	(23,117)	(1,239)	(100,170)	(34,794)
Interest and other expense, net:
Interest income	1,293	410	2,233	890
Interest expense	(6,427)	(2,565)	(12,315)	(5,116)
Other expense	(812)	(1,168)	(557)	(2,232)
Total interest and other expense, net	(5,946)	(3,323)	(10,639)	(6,458)
Loss before income tax benefit	(29,063)	(4,562)	(110,809)	(41,252)
Income tax benefit	(2,635)	(2,094)	(21,877)	(14,562)
Net loss	$(26,428)	$(2,468)	$(88,932)	$(26,690)
Basic net loss per share	$(0.34)	$(0.03)	$(1.12)	$(0.30)
Diluted net loss per share	$(0.34)	$(0.03)	$(1.12)	$(0.30)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	78,631	88,589	79,490	89,878
Net loss per share - diluted	78,631	88,589	79,490	89,878
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(26,428)	$(2,468)	$(88,932)	$(26,690)
Other comprehensive income (loss):
Cumulative translation adjustments	559	2,495	(2,149)	3,630
Changes in market value of investments:
Changes in unrealized gains (losses), net of (benefit) taxes of ($20), $8, $9 and $5, respectively	(5)	13	23	9
Total net change in market value of investments	(5)	13	23	9
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($14), $153, ($140) and $343, respectively	(45)	262	(438)	566
Reclassification adjustment for net gains (losses) included in net loss, net of taxes (benefit) of $49, ($143), $72 and ($139), respectively	153	(236)	224	(228)
Total net change in market value of derivatives	108	26	(214)	338
Other comprehensive income (loss)	662	2,534	(2,340)	3,977
Total comprehensive income (loss)	$(25,766)	$66	$(91,272)	$(22,713)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(88,932)	$(26,690)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	74,558	75,209
Loss on divestiture of business	7,390	—
Loss on disposal of fixed assets	174	421
Deal-related compensation expense and accretion charges	76	76
Share-based compensation expense	30,383	22,829
Accretion of contingent consideration	(10)	—
Impairment of intangible assets	35,871	—
Deferred income taxes	(22,289)	(17,335)
Other (gains) losses	(208)	732
Changes in assets and liabilities
Accounts receivable and unbilled costs	29,325	82,280
Due from related party	1,719	554
Inventories	892	(1,048)
Prepaid expenses and other assets	4,751	(1,668)
Accounts payable	(9,518)	(8,092)
Accrued compensation and other expenses	15,413	(8,080)
Due to related party	(3)	168
Income taxes payable	(1,759)	1,769
Deferred revenue	(45,127)	(49,064)
Net cash provided by operating activities	32,706	72,061
Cash flows from investing activities:
Purchase of marketable securities	(136,019)	(57,776)
Proceeds from maturity of marketable securities	94,057	155,741
Purchase of fixed assets	(12,207)	(7,554)
Payments related to the divestiture of business	(2,911)	—
Purchase of intangible assets	—	(505)
(Increase) decrease in deposits	(97)	30
Acquisition of businesses, net of cash acquired	—	(8,334)
Contingent purchase consideration	—	523
Capitalized software development costs	—	(110)
Net cash (used in) provided by investing activities	(57,177)	82,015
Cash flows from financing activities:
Issuance of common stock under stock plans	2	—
Payment of contingent consideration	(523)	(660)
Treasury stock repurchases	—	(200,000)
Tax withholding on restricted stock units	(9,854)	(11,027)
Net cash used in financing activities	(10,375)	(211,687)
Effect of exchange rate changes on cash and cash equivalents	(3,515)	4,299
Net decrease in cash and cash equivalents	(38,361)	(53,312)
Cash and cash equivalents and restricted cash, beginning of period	370,731	305,726
Cash and cash equivalents and restricted cash, end of period	$332,370	$252,414
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$2,152	$5,556
Additions to property, plant and equipment included in accounts payable	$1,929	$(417)
Tenant improvement allowance	$10,171	$—
Issuance of common stock under employee stock plans	$7,575	$8,603
Contingent consideration related to acquisition	$—	$523
Fair value of contingent consideration received as partial consideration for divestiture of business	$2,257	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc. (NetScout or the Company). Certain information and footnote disclosures normally included in financial statements prepared under United States generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations and cash flows. The year-end consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on May 21, 2018.
Certain amounts for the three and six months ended September 30, 2017 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted ASU 2018-15 effective July 1, 2018. The adoption has had an immaterial impact to the consolidated financial statements for the three months ended September 30, 2018.
In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. ASU 2018-14 is effective for NetScout beginning April 1, 2021. Early adoption is permitted. The Company is currently assessing the effect that ASU 2018-14 will have on its financial position, results of operations, and disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. ASU 2018-13 is effective for NetScout beginning April 1, 2020. Early adoption is permitted. The Company is currently assessing the effect that ASU 2018-13 will have on its financial position, results of operations, and disclosures.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Legislation). In addition, under the ASU 2018-02, the Company may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2018-02 is effective for NetScout beginning April 1, 2019. Early adoption is permitted. The Company does not believe the adoption of ASU 2018-02 will have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02), its new standard on accounting for leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and the subsequent modifications are identified as ASC 842. ASC 842 will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. ASC 842 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company expects the adoption to increase the assets and liabilities recorded on its consolidated balance sheet and increase the level of disclosures related to leases. In addition, the Company is in the process of identifying appropriate changes to its accounting policies, information technology systems, business processes, and related internal controls to support recognition and disclosure requirements under ASC 842. The Company expects to design any necessary changes to its business processes, controls and systems in the near future and implement the changes over the remainder of fiscal year 2019. ASC 842 is effective for the Company beginning April 1, 2019.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of April 1, 2018 using the modified retrospective transition method. Please refer to Note 2, "Revenue Recognition" for further details.
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
Revenue Recognition Policy
The Company exercises judgment and uses estimates in connection with determining the amounts of product and service revenues to be recognized in each accounting period.
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
The Company accounts for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined by the Company as an arrangement with commercial substance identifying payment terms, each party’s rights and obligations regarding the products or services to be transferred and collection is probable. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services are transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for products and services.
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
In connection with the adoption of Topic 606, the Company increased its retained earnings by $34.1 million, due to uncompleted contracts at April 1, 2018, of which $34.9 million of revenue will not be recognized in future periods under the new standard. The Company capitalized $7.1 million of incremental sales commission costs on the adoption date directly related to obtaining customer contracts and is amortizing these costs as it satisfies the underlying performance obligations, which for certain contracts can include anticipated renewal periods. As of April 1, 2018, the acceleration of revenue that was deferred under prior guidance was primarily attributable to no longer requiring the separation of promised goods or services, such as software licenses, technical support, specified and unspecified upgrade rights on the basis of vendor specific objective evidence, and the impact of allocating the transaction price to the software performance obligations in the contract on a relative basis using standalone selling price rather than allocating under the residual method, which allocates the entire arrangement discount to the delivered performance obligations. In addition, revenue from perpetual licenses and associated hardware with extended payment terms and term licenses are now recognized when control is transferred to the customer, the point in time when the customer can use and benefit from the license. Previously the Company recognized revenue over the term of the agreements as payments became due or earlier if prepaid.
The net change in deferred income taxes of $7.9 million is primarily due to the deferred tax effects resulting from the adjustment to retained earnings for the cumulative effect of applying Topic 606 to active contracts as of the adoption date.

Impact of Topic 606 on Financial Statement Line Items
The impact of adoption of Topic 606 on the Company's consolidated balance sheet at September 30, 2018 and on the Company's consolidated statement of operations for the three and six months ended September 30, 2018 was as follows (in thousands):

	September 30, 2018
	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)
ASSETS:
Accounts receivable and unbilled costs	$184,156	$181,123	$3,033
Inventories and deferred costs	30,985	31,231	(246)
Prepaid expenses and other current assets	27,429	23,845	3,584
Other assets	20,006	14,315	5,691
LIABILITIES:
Deferred revenue and customer deposits	230,098	248,632	(18,534)
Deferred tax liability	135,738	129,484	6,254
Long-term deferred revenue and customer deposits	77,135	88,683	(11,548)
STOCKHOLDERS' EQUITY:
Retained earnings	341,710	314,246	27,464

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)
Total revenues	$223,797	$215,993	$7,804	$428,908	$419,346	$9,562
Total cost of revenue	63,980	63,734	246	126,007	125,761	246
Sales and marketing expense	72,051	71,672	379	150,183	149,197	986
Income tax provision	(2,635)	(3,286)	651	(21,877)	(23,522)	1,645
Net loss	(26,428)	(32,956)	6,528	(88,932)	(95,617)	6,685
Basic net loss per share	$(0.34)	$(0.42)	$0.08	$(1.12)	$(1.20)	$0.08
Diluted net loss per share	$(0.34)	$(0.42)	$0.08	$(1.12)	$(1.20)	$0.08

The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities on the Company’s consolidated statements of cash flows during the six months ended September 30, 2018.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at September 30, 2018.
At September 30, 2018, the Company had total deferred revenue of $307.2 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $230.1 million, or 75%, of this revenue during the next 12 months, and expects to recognize the remaining $77.1 million, or 25%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $10.0 million and $20.0 million at September 30, 2018 and March 31, 2018, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three and six months ended September 30, 2018.

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

	April 1, 2018	September 30, 2018	Increase/ (Decrease)
ASSETS:
Customer accounts receivable	$205,299	$190,903	$(14,396)
Unbilled receivables	4,338	4,402	64
Other receivables	4,996	3,287	(1,709)
Long-term unbilled receivables	2,254	3,754	1,500
	$216,887	$202,346	$(14,541)
LIABILITIES:
Deferred revenue	$271,698	$230,098	$(41,600)
Deferred revenue, long-term	90,157	77,135	(13,022)
	$361,855	$307,233	$(54,622)
Changes in deferred revenue during the six months ended September 30, 2018 were as follows (in thousands):

Balance at April 1, 2018	$361,855
Revenue recognized in the period	(206,512)
Additions to customer deposits and contract liabilities	159,265
Reclassifications and other adjustments	594
Divestiture of the HNT tools business	(7,969)
Balance at September 30, 2018	$307,233
Costs to Obtain Contracts
The Company has determined that the only significant incremental costs incurred to obtain contracts with clients within the scope of Topic 606 are sales commissions paid to its associates. Sales commissions are recorded as an asset and amortized to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations.

The Company applies the practical expedient in Topic 606 and expenses costs as incurred for sales commissions when the amortization period would have been one year or less.
At September 30, 2018, the consolidated balance sheet included $5.6 million in assets related to sales commissions to be expensed in future periods. A balance of $3.6 million was included in prepaid expenses and other current assets, and a balance of $2.0 million was included as other assets in the Company's consolidated balance sheet at September 30, 2018.
During the three and six months ended September 30, 2018, the Company recognized $1.8 million and $3.3 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2018 the Company had one direct customer, Verizon, who accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2018, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2018 and September 30, 2017, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties included within prepaid expenses and other current assets that represent a concentration of credit risk of $1.5 million and $3.2 million at September 30, 2018 and March 31, 2018, respectively.
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
NOTE 4 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units granted pursuant to the Company's 2007 Equity Incentive Plan, as amended, and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan, as amended, (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of product revenue	$544	$293	$813	$506
Cost of service revenue	1,845	1,294	3,175	2,310
Research and development	5,414	3,915	9,565	7,090
Sales and marketing	6,043	4,147	10,402	7,591
General and administrative	3,572	2,949	6,428	5,332
	$17,418	$12,598	$30,383	$22,829
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2018. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2018, employees purchased 302,994 shares under the ESPP and the value per share was $25.00.

NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at September 30, 2018 and March 31, 2018.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2018	March 31, 2018	September 30, 2017	March 31, 2017
Cash and cash equivalents	$332,183	$369,821	$251,505	$304,880
Restricted cash	187	910	909	846
Total cash, cash equivalents and restricted cash	$332,370	$370,731	$252,414	$305,726
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2018, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$62,502	$(29)	$62,473
Commercial paper	54,701	—	54,701
Corporate bonds	2,762	(1)	2,761
Total short-term marketable securities	119,965	(30)	119,935
Total long-term marketable securities	—	—	—
Total marketable securities	$119,965	$(30)	$119,935
The following is a summary of marketable securities held by NetScout at March 31, 2018, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$42,246	$(60)	$42,186
Commercial paper	33,003	—	33,003
Corporate bonds	2,754	(2)	2,752
Total short-term marketable securities	78,003	(62)	77,941
Total long-term marketable securities	—	—	—
Total marketable securities	$78,003	$(62)	$77,941

Contractual maturities of the Company's marketable securities held at September 30, 2018 and March 31, 2018 were as follows (in thousands):

	September 30, 2018	March 31, 2018
Available-for-sale securities:
Due in 1 year or less	$119,935	$77,941
	$119,935	$77,941
NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2018 and March 31, 2018 (in thousands):

	Fair Value Measurements at
	September 30, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$332,183	$—	$—	$332,183
U.S. government and municipal obligations	43,406	19,067	—	62,473
Commercial paper	—	54,701	—	54,701
Corporate bonds	2,761	—	—	2,761
Derivative financial instruments	—	16	—	16
Contingent consideration	—	—	2,267	2,267
	$378,350	$73,784	$2,267	$454,401
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,017)	$(5,017)
Derivative financial instruments	—	(220)	—	(220)
	$—	$(220)	$(5,017)	$(5,237)

	Fair Value Measurements at
	March 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$369,821	$—	$—	$369,821
U.S. government and municipal obligations	14,513	27,673	—	42,186
Commercial paper	—	33,003	—	33,003
Corporate bonds	2,752	—	—	2,752
Derivative financial instruments	—	122	—	122
	$387,086	$60,798	$—	$447,884
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,464)	$(5,464)
Derivative financial instruments	—	(40)	—	(40)
	$—	$(40)	$(5,464)	$(5,504)
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
The Company's Level 3 assets consist of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration of $2.3 million represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The $2.3 million of contingent consideration is included in other assets within the Company’s consolidated balance sheet at September 30, 2018.
The Company's Level 3 liabilities consist of contingent purchase consideration.
The fair value of contingent purchase consideration related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the seller is $5.0 million and $4.9 million at September 30, 2018 and March 31, 2018 respectively. The contingent purchase consideration is included as a contingent liability within accrued other in the Company's consolidated balance sheet at September 30, 2018 and March 31, 2018.
The Company's contingent purchase consideration at March 31, 2018 included $523 thousand related to the acquisition of certain assets and liabilities of Efflux Systems, Inc. (Efflux) in the second quarter of fiscal year 2018. The contingent purchase consideration was released from escrow to the sellers in July 2018.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial assets and liabilities for the six months ended September 30, 2018 (in thousands):

	Contingent Purchase Consideration	Contingent Consideration
Balance at March 31, 2018	$(5,464)	$—
Contingent consideration pursuant to divestiture of HNT tools business	—	2,257
Change in fair value of contingent consideration	(76)	10
Payments of contingent consideration	523	—
Balance at September 30, 2018	$(5,017)	$2,267
Deal-related compensation expense and accretion charges related to the contingent purchase consideration for the six months ended September 30, 2018 was $76 thousand and was included within research and development expense. Accretion income related to the contingent consideration for the six months ended September 30, 2018 was $10 thousand and was included within interest income.
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2018	March 31, 2018
Raw materials	$18,457	$20,860
Work in process	717	2,589
Finished goods	7,427	8,500
Deferred costs	4,384	2,825
	$30,985	$34,774

NOTE 8 - ACQUISITIONS & DIVESTITURES
HNT Tools Business Divestiture
On September 14, 2018 (the HNT Divestiture Date), the Company divested its HNT tools business for cash proceeds of $1.3 million and potential future earnout payments of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration in the amount of $2.3 million was recognized on the HNT Divestiture Date and was measured using unobservable (Level 3) inputs. The $2.3 million of consideration is included in other assets within the Company’s consolidated balance sheet at September 30, 2018. Changes in the fair value of the contingent consideration in future periods will be recorded in the Company’s results in the period of the change. The contingent consideration is presented as a non-cash investing activity on the unaudited consolidated statement of cash flows. The Company transferred $4.5 million along with net liabilities of the HNT tools business related to a working capital adjustment during the three months ended September 30, 2018. The Company recorded a loss on the divestiture for the quarter ended September 30, 2018 totaling $9.2 million, which included $1.3 million of transaction costs and $0.5 million of incentive compensation payable to the HNT tools business employees negotiated as part of the sale. In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months.
The Company determined that the sale of the HNT tools business did not represent a strategic shift and will not have a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the Company has not presented the sale as a discontinued operation in the condensed consolidated financial statements.

Efflux
On July 12, 2017 (the Efflux Closing Date), the Company completed the acquisition of Efflux for $8.6 million. Efflux's technology detects, analyzes and correlates threat activity within enterprise networks. The Efflux technology and engineering talent have been integrated into Arbor Networks in order to support the ongoing enhancement of Arbor security solutions for advanced threat detection.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill of $6.1 million from the acquisition was included within the Security reporting unit. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Service Assurance and (2) Security. The Company assesses goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2018. The Company performed an interim quantitative test as of September 30, 2018 related to the HNT tools business divestiture. The estimated fair value of both reporting units significantly exceeded their carrying value.
At September 30, 2018, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.4 million, respectively. At March 31, 2018, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.9 million, respectively.
The change in the carrying amount of goodwill for the six months ended September 30, 2018 is due to the impact of the divestiture of the HNT tools business and foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the six months ended September 30, 2018 are as follows (in thousands):

Balance at March 31, 2018	$1,712,764
Divestiture of the HNT tools business	(4,414)
Foreign currency translation impact	4,612
Balance at September 30, 2018	$1,712,962

Intangible Assets
The net carrying amounts of intangible assets were $720.9 million and $831.4 million at September 30, 2018 and March 31, 2018, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the three months ended June 30, 2018, the Company performed a quantitative analysis on certain intangible assets related to the HNT tools business, which has since been divested. The fair value for the intangible assets related to the HNT tools business was calculated considering a range of potential transaction prices which the Company considers to be a Level 3 measurement. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, the Company recognized an impairment charge of $35.9 million in the six months ended September 30, 2018.  The impairment charge was recorded within a separate operating expense line item in the Company's consolidated statements of operations during the six months ended September 30, 2018.
The Company performed an interim qualitative test as of September 30, 2018 on the non-amortizing trademark as a result of the HNT tools business divestiture. No indicators of impairment were noted at that time.
In September 2018, the Company completed the divestiture of its HNT tools business. As a result, the net carrying value of the Company's intangible assets was reduced by $10.2 million.
Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at September 30, 2018 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$243,093	$(153,856)	$89,237
Customer relationships	775,868	(188,347)	587,521
Distributor relationships and technology licenses	6,931	(4,571)	2,360
Definite-lived trademark and trade name	39,430	(18,016)	21,414
Core technology	7,252	(6,761)	491
Net beneficial leases	336	(336)	—
Non-compete agreements	301	(301)	—
Leasehold interest	500	(500)	—
Backlog	16,486	(16,486)	—
Capitalized software	3,183	(2,152)	1,031
Other	1,208	(913)	295
	$1,094,588	$(392,239)	$702,349

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
Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of intangible assets included as:
Product revenue	$—	$2	$—	$4
Cost of product revenue	8,491	10,129	17,682	19,943
Operating expense	17,986	18,303	41,456	36,692
	$26,477	$28,434	$59,138	$56,639
The following is the expected future amortization expense at September 30, 2018 for the fiscal years ending March 31 (in thousands):

2019 (remaining six months)	$49,372
2020	91,165
2021	79,860
2022	69,437
2023	61,733
Thereafter	350,782
$702,349
The weighted-average amortization period of developed technology and core technology is 11.3 years. The weighted-average amortization period for customer and distributor relationships is 15.9 years. The weighted-average amortization period for trademarks and trade names is 8.6 years. The weighted-average amortization period for capitalized software is 3.0 years. The weighted-average amortization period for amortizing all intangible assets is 14.6 years.

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2018 and March 31, 2018 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2018	March 31, 2018	September 30, 2018	March 31, 2018	September 30, 2018	March 31, 2018
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,001	$11,225	$16	$122	$220	$40

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2018	September 30, 2017	Location	September 30, 2018	September 30, 2017	Location	September 30, 2018	September 30, 2017
Forward contracts	$(59)	$415	Research and development	$57	$(54)	Research and development	$16	$34
			Sales and marketing	145	(325)	Sales and marketing	(53)	(46)
	$(59)	$415		$202	$(379)		$(37)	$(12)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the six months ended September 30, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	September 30, 2018	September 30, 2017	Location	September 30, 2018	September 30, 2017	Location	September 30, 2018	September 30, 2017
Forward contracts	$(578)	$909	Research and development	$87	$(82)	Research and development	$33	$37
			Sales and marketing	209	(285)	Sales and marketing	(112)	(74)
	$(578)	$909		$296	$(367)		$(79)	$(37)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to 25 million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date.
On February 1, 2018, the Company also announced that it entered into agreements with JPMorgan Chase Bank, National Association and Bank of America, N.A. (the Dealers) to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions (the ASR) under the Company's previously disclosed share repurchase program. On February 1, 2018, the Company borrowed an additional $300 million aggregate principal amount under its Amended Credit Agreement in order to finance the payment of the ASR to each of the Dealers. The Company completed the ASR in August 2018. At September 30, 2018, $600 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2018, until the Company has delivered financial statements for the quarter ended September 30, 2018, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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

Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2018 until the Company has delivered financial statements for the quarter ended September 30, 2018, the commitment fee was 0.30% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At September 30, 2018, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at September 30, 2018, which are being amortized over the life of the revolving credit facility. The unamortized balance was $7.5 million as of September 30, 2018. The balance of $1.8 million was included as prepaid expenses and other current assets and a balance of $5.7 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the fourth quarter of fiscal year ended March 31, 2017, the Company restructured certain departments to better align functions subsequent to the acquisition of Danaher Corporation's Communications Business (the Comms Transaction) in July 2015, resulting in the termination of forty-one employees. As a result of the workforce reduction, during the fiscal year ended March 31, 2017, the Company recorded a restructuring charge totaling $1.9 million related to one-time termination benefits and $0.4 million in facility-related charges. The Company recorded an additional charge for one-time termination benefits of $0.7 million during the six months ended September 30, 2017. The one-time termination benefits and facilities-related costs related to this plan were paid in full during the fiscal year ended March 31, 2018.
During the third quarter of fiscal year ended March 31, 2018, the Company restructured certain departments to better align functions resulting in the termination of sixty-one employees. As a result of the workforce reduction, during the twelve months ended March 31, 2018, the Company recorded a restructuring charge totaling $5.1 million related to one-time termination benefits for the employees that were notified during the period. During the six months ended September 30, 2018, the Company recorded an additional charge of $1.7 million for one-time termination benefits and facilities-related costs. Additional immaterial one-time termination benefit charges are expected to be recorded in the next three months. The one-time termination benefits will be paid in full during the fiscal year ending March 31, 2019.
During the second quarter of fiscal year ending March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the six months ended September 30, 2018, the Company recorded a restructuring charge totaling $2.3 million related to one-time termination benefits for twenty-three employees who voluntarily terminated their employment with the Company during the period. Additional one-time termination benefit charges of approximately $16.1 million in the aggregate for up to approximately one hundred forty-one employees are anticipated to be recorded in the next six months. The one-time termination benefits are expected to be paid in full by the end of the first quarter of the fiscal year ending March 31, 2020.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q3 FY 2018 Plan		VSP
	Employee-Related	Facility-Related	Employee-Related	Total
Balance at March 31, 2018	$3,696	$—	$—	$3,696
Restructuring charges to operations	1,017	643	2,284	3,944
Cash payments	(4,241)	(458)	(1,971)	(6,670)
Other adjustments	(462)	(185)	—	(647)
Balance at September 30, 2018	$10	$—	$313	$323
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheets at September 30, 2018 and March 31, 2018 as the balance is expected to be paid in full within the next twelve months.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company has a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At September 30, 2018 and March 31, 2018, the present value of the future consideration was $5.0 million and $4.9 million, respectively.
The Company had a contingent liability at March 31, 2018 for $523 thousand related to the acquisition of Efflux in July 2017. The $523 thousand was released from escrow to the sellers in July 2018.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post judgement interest, and a running royalty on the G10 and Geoblade products until the expiration of the patents at issue, the last date being June 2022. The parties are filing post-judgment motions including NetScout's motions for judgment as a matter of law seeking to both overturn the verdict and to reduce damages. NetScout has also opposed plaintiff's motion for attorney's fees. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts and costs. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.

NOTE 14 – PENSION BENEFIT PLANS
Certain of the Company's non-U.S. employees participate in noncontributory defined benefit pension plans. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan's funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$63	$70	$126	$141
Interest cost	123	136	244	273
Net periodic pension cost	$186	$206	$370	$414

Expected Contributions
During the six months ended September 30, 2018, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2019, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On May 19, 2015, the Company's board of directors approved a share repurchase program, conditional upon the completion of the Comms Transaction. This program enabled the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe under this program. The Company repurchased 2,780,433 shares for $100.0 million under this program during the six months ended September 30, 2017. Through March 31, 2018, the Company had repurchased 20,000,000 shares totaling $607.6 million in the open market under this stock repurchase plan. At March 31, 2018, there were no shares of common stock that remained available to be purchased under the plan.
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
On February 1, 2018, the Company entered into ASR agreements with two third-party financial institutions (the Dealers) to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions under the Company’s twenty million share repurchase program (until such program was completed) and the twenty-five million share repurchase program. The Company borrowed $300 million against its Amended Credit Facility to finance the payment of the initial purchase price to each of the Dealers. Under the terms of the ASR, the Company made a $150 million payment to each of the Dealers on February 2, 2018, and received an initial delivery of 3,693,931 shares from each of the Dealers, or 7,387,862 shares in the aggregate, which was approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR. As part of this purchase, 970,650 shares for $27.6 million were deducted under the twenty million share repurchase program and 6,417,212 shares for $182.4 million were deducted from the twenty-five million share repurchase program during the fiscal year ended March 31, 2018. Final settlement of the ASR agreements were completed in August 2018. As a result, the Company received an additional 3,679,947 shares of its common stock for $96.8 million, which reduced the number of shares available to be purchased from the twenty-five million share repurchase program during the six months ended September 30, 2018. In total, 11,067,809 shares of the Company's common stock were repurchased under the ASR at an average cost per share of $27.11.
At September 30, 2018, 14,902,841 shares of common stock remained available to be purchased under the current program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 371,726 shares at a cost of $9.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2018. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 16 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(26,428)	$(2,468)	$(88,932)	$(26,690)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	78,631	88,589	79,490	89,878
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	78,631	88,589	79,490	89,878
Net loss per share:
Basic net loss per share	$(0.34)	$(0.03)	$(1.12)	$(0.30)
Diluted net loss per share	$(0.34)	$(0.03)	$(1.12)	$(0.30)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restricted stock units	731	936	895	1,102
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As we incurred a net loss in the three and six months ended September 30, 2018 and 2017, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 17 – INCOME TAXES
The Company's effective income tax rates were 9.1% and 45.9% for the three months ended September 30, 2018 and 2017, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S.

statutory rate. The effective tax rate for the three months ended September 30, 2018 is lower than the effective rate for the three months ended September 30, 2017, primarily due to the enactment of the Tax Legislation and a significant increase in loss before income tax benefit.
The Company's effective income tax rates were 19.7% and 35.3% for the six months ended September 30, 2018 and 2017, respectively. The effective tax rate for the six months ended September 30, 2018 is lower than the effective rate for the six months ended September 30, 2017, primarily due to the enactment of the Tax Legislation and a significant increase in loss before income tax benefit.
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
The Company continues to assess the impact of the Tax Legislation on its consolidated financial statements. During the three months ended September 30, 2018, the Company decreased its provisional tax expense estimate related to the transition tax associated with the deemed repatriation of foreign earnings by $1.3 million after continued assessment of guidance and recently issued regulations. The Company is still in the process of analyzing the impact of the Tax Legislation, including any potential impact on its indefinite reinvestment assertion.
The Company is subject to the tax on the Global Intangible Low-Taxed Income (GILTI) but has not completed its analysis of the applicability of the tax. As of September 30, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to develop. Therefore, the Company will not make a policy election on how to account for GILTI (as part of deferred taxes or as a period expense) until management has received and evaluated the necessary information. However, FASB Accounting Standards Codification 740, Income Taxes (ASC 740) requires that the Company reflects the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Accordingly, the Company has included an estimate of GILTI in its estimated annual effective tax rate and will update the impact and accounting policy once the analysis related to the GILTI provisions is complete.
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$136,752	$153,632	$263,998	$292,250
Europe	33,450	43,102	64,471	78,550
Asia	18,198	25,201	36,098	44,728
Rest of the world	35,397	34,928	64,341	67,091
	$223,797	$256,863	$428,908	$482,619
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

NOTE 19 - RELATED PARTY TRANSACTIONS
During our fiscal year ended March 31, 2016, a member of the Company's Board of Directors served as an executive officer of Danaher. As part of the split off of Danaher's Communications Business and the Company's subsequent acquisition of that business, NetScout has entered into multiple transactions with Danaher which include: transition services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. This person is now the founding President and CEO of Fortive Corporation (Fortive), which spun off of Danaher in July 2016. As of September 12, 2018, this person is no longer serving on the Company's Board of Directors. As part of the spin-off of Fortive, the transition services agreement was amended to, among other things, assign Danaher's rights, duties, obligations and liabilities under the transition services agreement to Fluke Corporation, a subsidiary of Fortive. The Company has disclosed the transactions with Danaher and Fortive parenthetically within the financial statements.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties. The following table summarizes those balances (in thousands):

	September 30, 2018	March 31, 2018
Danaher	$—	$252
Fortive	1,468	2,935
	$1,468	$3,187
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	September 30, 2018	March 31, 2018
Danaher	$—	$—
Fortive	$366	$369
	$366	$369
As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Danaher:
Cost of product revenue	$—	$—	$—	$—
Cost of service revenue	—	—	—	—
Research and development expenses	—	—	—	—
Sales and marketing	—	—	—	2
General and administrative expenses	—	3	—	4
	$—	$3	$—	$6
Fortive:
Cost of product revenue	$—	$—	$—	$245
Cost of service revenue	146	259	320	288
Research and development expenses	—	—	2	3
Sales and marketing	—	—	—	—
General and administrative expenses	2	697	15	940
	$148	$956	$337	$1,476

As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows (in thousands):

	Six Months Ended
	September 30,
	2018	2017
Due from related party:
Danaher	$252	$154
Fortive	1,467	400
Total	$1,719	$554

Due to related party:
Danaher	$—	$—
Fortive	(3)	168
Total	$(3)	$168

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
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
Results Overview
Total revenue for the six months ended September 30, 2018 was primarily impacted by lower spending for both service assurance and DDoS solutions by service provider customers and, to a much lesser extent, modestly lower purchasing by enterprise customers on service assurance products.
Our gross profit percentage remained flat during the six months ended September 30, 2018 as compared with the six months ended September 30, 2017.
Net loss for the six months ended September 30, 2018 was $88.9 million, as compared with net loss for the six months ended September 30, 2017 of $26.7 million, resulting in an increase in net loss of $62.2 million, primarily due to a $35.9 million impairment charge of certain intangible assets related to the handheld network test (HNT) tools business and a $9.2 million loss on the divestiture of the HNT tools business in the six months ended September 30, 2018.
At September 30, 2018, cash, cash equivalents and marketable securities (current and non-current) totaled $452.1 million, a $4.3 million increase from $447.8 million at March 31, 2018 due primarily to cash provided by operations of $32.7 million partially offset by $12.2 million used for capital expenditures and $9.9 million used for tax withholdings on restricted stock units during the six months ended September 30, 2018.

Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, as well as revenue impacted by the amortization of acquired intangible assets. Non-GAAP gross profit includes the foregoing adjustments and also removes expenses related to the stock-based compensation, certain expenses relating to acquisitions including depreciation costs, business development and integration costs and adds back transitional service agreement income. Non-GAAP income from operations includes the foregoing adjustments and also removes compensation for post-combination services, restructuring charges, intangible asset impairment charges, loss on divestiture and costs related to new accounting standard implementation. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments and also removes expenses and or benefit related to share-based compensation and certain expenses relating to acquisitions including: compensation for post-combination services, business development charges, and depreciation expense, net of related income tax effects in addition to the provisional one-time impacts of the U.S. Tax Cuts and Jobs Act while removing transitional service agreement income. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, gross profit, loss from operations, net loss and net loss per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2018 and 2017 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
GAAP revenue	$223,797	$256,863	$428,908	$482,619
Product deferred revenue fair value adjustment	—	719	391	1,435
Service deferred revenue fair value adjustment	243	2,361	714	4,736
Amortization of acquired intangible assets	—	2	—	4
Non-GAAP revenue	$224,040	$259,945	$430,013	$488,794

GAAP gross profit	$159,817	182,620	$302,901	$341,814
Product deferred revenue fair value adjustment	—	719	391	1,435
Service deferred revenue fair value adjustment	243	2,361	714	4,736
Share-based compensation expense	2,389	1,587	3,988	2,816
Amortization of acquired intangible assets	7,731	9,309	16,133	18,550
Business development and integration expense	—	(340)	—	649
Acquisition related depreciation expense	17	36	50	78
Transitional service agreement income	2	—	2	—
Non-GAAP gross profit	$170,199	$196,292	$324,179	$370,078

GAAP loss from operations	$(23,117)	$(1,239)	$(100,170)	$(34,794)
Product deferred revenue fair value adjustment	—	719	391	1,435
Service deferred revenue fair value adjustment	243	2,361	714	4,736
Share-based compensation expense	17,418	12,598	30,383	22,829
Amortization of acquired intangible assets	25,712	27,607	57,579	55,231
Business development and integration expense	366	(1,244)	385	4,912
New standard implementation expense	54	431	816	431
Compensation for post-combination services	169	404	618	641
Restructuring charges	2,472	291	3,619	458
Impairment of intangible assets	—	—	35,871	—
Acquisition related depreciation expense	164	506	662	1,061
Loss on divestiture	9,177	—	9,177	—
Transitional service agreement income	219	—	219	—
Non-GAAP income from operations	$32,877	$42,434	$40,264	$56,940

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
GAAP net loss	$(26,428)	$(2,468)	$(88,932)	$(26,690)
Product deferred revenue fair value adjustment	—	719	391	1,435
Service deferred revenue fair value adjustment	243	2,361	714	4,736
Share-based compensation expense	17,418	12,598	30,383	22,829
Amortization of acquired intangible assets	25,712	27,607	57,579	55,231
Business development and integration expense	366	(1,244)	385	4,912
New standard implementation expense	54	431	816	431
Compensation for post-combination services	169	404	618	641
Restructuring charges	2,472	291	3,619	458
Impairment of intangible assets	—	—	35,871	—
Acquisition-related depreciation expense	164	506	662	1,061
Loss on divestiture	9,177	—	9,177	—
Income tax adjustments	(9,367)	(15,001)	(29,229)	(31,221)
Non-GAAP net income	$19,980	$26,204	$22,054	$33,823

GAAP diluted net loss per share	$(0.34)	$(0.03)	$(1.12)	$(0.30)
Per share impact of non-GAAP adjustments identified above	0.59	0.32	1.39	0.67
Non-GAAP diluted net income per share	$0.25	$0.29	$0.27	$0.37

GAAP loss from operations	$(23,117)	$(1,239)	$(100,170)	$(34,794)
Previous adjustments to determine non-GAAP income from operations	55,994	43,673	140,434	91,734
Non-GAAP income from operations	32,877	42,434	40,264	56,940
Depreciation excluding acquisition related	8,335	9,383	16,317	18,917
Non-GAAP EBITDA from operations	$41,212	$51,817	$56,581	$75,857

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
The critical accounting policies included in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2018 have not materially changed, other than the following:
The critical accounting policy entitled "Revenue Recognition" has been updated as described below to reflect the adoption of ASU No. 2014-09 Revenue from Contracts with Customers: Topic 606.
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

Three Months Ended September 30, 2018 and 2017
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software-as-a-service offerings. During the three months ended September 30, 2018 and 2017, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$110,753	49%	$142,973	56%	$(32,220)	(23)%
Service	113,044	51	113,890	44	(846)	(1)%
Total revenue	$223,797	100%	$256,863	100%	$(33,066)	(13)%

Product. The 23%, or $32.2 million, decrease in product revenue compared with the same period last year was largely due to a decrease in revenue from service provider products in the service assurance reporting unit, partially offset by a $9.8 million increase related to acceleration of timing of revenue recognition under Topic 606.
Going forward, we believe that the challenging market conditions that have impacted recent performance, including service provider capital spending pressures and enterprise customers’ uncertainty around the timing and scope of digital transformation initiatives, are likely to persist. These dynamics have manifested in longer sales cycles, order delays and changes in order volumes. To effectively navigate these market conditions and ultimately improve revenue performance, we have made substantial investments in recent years to enhance and expand our product portfolio, thereby increasing our total addressable market and elevating our value proposition to customers.
Service. The 1%, or $0.8 million, decrease in service revenue compared with the same period last year was primarily due to decreases in service and professional services revenue associated with legacy service assurance platforms and a decrease related to the adoption of Topic 606. These were mostly offset by an increase in maintenance revenue associated with NetScout's primary service assurance and security solutions. We expect overall service revenue will continue to decline due to the adoption of Topic 606 and lower professional services revenue.

Total revenue by geography is as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
United States	$136,752	61%	$153,632	60%	$(16,880)	(11)%
International:
Europe	33,450	15	43,102	17	(9,652)	(22)%
Asia	18,198	8	25,201	10	(7,003)	(28)%
Rest of the world	35,397	16	34,928	13	469	1%
Subtotal international	87,045	39	103,231	40	(16,186)	(16)%
Total revenue	$223,797	100%	$256,863	100%	$(33,066)	(13)%
United States revenue decreased 11%, or $16.9 million, compared with the same period last year primarily due to a decrease in revenue from service provider customers in both the service assurance and security reporting units. The 16%, or $16.2 million, decrease in international revenue compared with the same period last year was primarily driven by lower service assurance revenue from service provider customers. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations, we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$34,492	15%	$44,371	17%	$(9,879)	(22)%
Service	29,488	13	29,872	12	(384)	(1)%
Total cost of revenue	$63,980	28%	$74,243	29%	$(10,263)	(14)%
Gross profit:
Product $	$76,261	34%	$98,602	38%	$(22,341)	(23)%
Product gross profit %	69%		69%
Service $	$83,556	37%	$84,018	33%	$(462)	(1)%
Service gross profit %	74%		74%
Total gross profit $	$159,817		$182,620		$(22,803)	(12)%
Total gross profit %	71%		71%
Product. The 22%, or $9.9 million, decrease in cost of product revenue was primarily due to a $4.8 million decrease in direct material costs due to the shifts in product mix and a decrease in product revenue, a $3.3 million decrease in employee-related expenses associated with the timing of certain projects, a $1.9 million decrease in inventory obsolescence charges, and a $1.6 million decrease in the amortization of intangible assets. These decreases were partially offset by a $1.9 million increase in contractor fees. The product gross profit percentage remained flat at 69% during the three months ended September 30, 2018 as compared with the three months ended September 30, 2017. The 23%, or $22.3 million, decrease in product gross profit corresponds with the 23%, or $32.2 million, decrease in product revenue partially offset by the 22%, or $9.9 million, decrease in cost of product revenue.
Service. The 1%, or $0.4 million, decrease in cost of service revenue during the three months ended September 30, 2018 when compared with the three months ended September 30, 2017 was primarily due to a $3.3 million decrease in contractor fees, a $0.9 million decrease in cost of materials used to support customers under service contracts and a $0.9 million decrease in travel expenses. These decreases were partially offset by a $4.6 million increase in employee-related expenses associated with the timing of certain projects. The service gross profit percentage remained flat at 74% for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017. The 1%, or $0.5 million, decrease in service gross profit corresponds with the 1%, or $0.8 million, decrease in service revenue, partially offset the 1%, or $0.4 million, decrease in cost of service.
Gross profit. Our gross profit decreased 12%, or $22.8 million, during the three months ended September 30, 2018 when compared with the three months ended September 30, 2017. This decrease is attributable to the decrease in revenue of 13%, or $33.1 million, partially offset by the 14%, or $10.3 million, decrease in cost of revenue. The gross profit percentage remained flat at 71% for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017.
Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Research and development	$55,959	25%	$58,509	23%	$(2,550)	(4)%
Sales and marketing	72,051	32	77,266	30	(5,215)	(7)%
General and administrative	25,294	12	29,495	11	(4,201)	(14)%
Amortization of acquired intangible assets	17,981	8	18,298	7	(317)	(2)%
Restructuring charges	2,472	1	291	—	2,181	749%
Loss on divestiture of business	9,177	4	—	—	9,177	100%
Total operating expenses	$182,934	82%	$183,859	71%	$(925)	(1)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 4%, or $2.6 million, decrease in research and development expenses was primarily due to a $1.5 million decrease in contractor fees, a $0.9 million decrease in employee-related expenses due to a decrease in headcount, and a $0.8 million decrease in depreciation expense in the three months ended September 30, 2018 when compared with the three months ended September 30, 2017. These decreases were partially offset by a $0.8 million increase in non-recurring business development expenses.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 7%, or $5.2 million, decrease in total sales and marketing expenses was primarily due to a $2.5 million decrease in commission expense, a $1.7 million decrease in employee-related expenses due to a decrease in headcount, a $0.6 million decrease in travel expenses, and a $0.5 million decrease in consulting fees in the three months ended September 30, 2018, when compared with the three months ended September 30, 2017.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 14%, or $4.2 million, decrease in general and administrative expenses was primarily due to a $2.4 million decrease in legal expenses, a $1.2 million decrease in consulting fees, a $0.5 million decrease in bad debt expense, a $0.4 million decrease in depreciation expense, and a $0.3 million decrease in employee-related expenses primarily due to a decrease in headcount.

These decreases were partially offset by a $0.4 million increase in non-recurring business development expenses when compared with the three months ended September 30, 2017.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and tradenames, and leasehold interests; related to the acquisition of Danaher Corporation's Communications Business (Comms Transaction), ONPATH Technologies, Inc. (ONPATH), Simena, LLC (Simena), Psytechnics, Ltd (Psytechnics), Network General Corporation (Network General), Avvasi Inc (Avvasi). and Efflux Systems, Inc (Efflux).
The 2%, or $0.3 million, decrease in amortization of acquired intangible assets was due to a decrease in amortization of the intangible assets related to the divestiture of the HNT tools business during the three months ended September 30, 2018.
Restructuring. During fiscal years 2018 and 2017, we restructured certain departments to better align functions, drive productivity and improve efficiency. During the three months ended September 30, 2018, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, we recorded a restructuring charge totaling the $2.3 million related to one-time termination benefits for the employees who voluntarily terminated during the period.
Loss on Divestiture of Business. During the three months ended September 30, 2018, we recorded a $9.2 million loss as a result of the divestiture of the HNT tools business.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(5,946)	(3)%	$(3,323)	(1)%	$(2,623)	(79)%
The 79%, or $2.6 million, increase in interest and other expense, net was primarily due to a $3.8 million increase in interest expense due to additional amounts drawn down on the credit facility in February 2018 as well as an increase in the average interest rate on the credit facility. This increase was partially offset by a $0.9 million increase in interest income, and a $0.2 million increase in transitional services agreement income related to the HNT tools business divestiture.
Income Taxes. Our effective income tax rates were 9.1% and 45.9% for the three months ended September 30, 2018 and 2017, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the research and development credit, the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended September 30, 2018 is lower than the effective rate for the three months ended September 30, 2017, primarily due to the enactment of the Tax Legislation and a significant increase in loss before income tax benefit.
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
The Company continues to assess the impact of the Tax Legislation on its consolidated financial statements. During the three months ended September 30, 2018, the Company decreased its provisional tax expense estimate related to the transition tax associated with the deemed repatriation of foreign earnings by $1.3 million after continued assessment of guidance and recently issued regulations. The Company is still in the process of analyzing the impact of the Tax Legislation, including any potential impact on its indefinite reinvestment assertion.

The Company is subject to the tax on the Global Intangible Low-Taxed Income (GILTI) but has not completed its analysis of the applicability of the tax. As of September 30, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to develop. Therefore, the Company will not make a policy election on how to account for GILTI (as part of deferred taxes or as a period expense) until management has received and evaluated the necessary information. However, FASB Accounting Standards Codification 740, Income Taxes (ASC 740) requires that the Company reflects the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Accordingly, the Company has included an estimate of GILTI in its estimated annual effective tax rate and will update the impact and accounting policy once the analysis related to the GILTI provisions is complete.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(2,635)	(1)%	$(2,094)	(1)%	$(541)	(26)%
Six Months Ended September 30, 2018 and 2017
Revenue
During the six months ended September 30, 2018 and 2017 no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$207,680	48%	$251,632	52%	$(43,952)	(17)%
Service	221,228	52%	230,987	48%	(9,759)	(4)%
Total revenue	$428,908	100%	$482,619	100%	$(53,711)	(11)%
Product. The 17%, or $44.0 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from service provider customers in both the service assurance and security reporting units, partially offset by a $15.5 million increase related to the acceleration of timing of revenue recognition under Topic 606.
Service. The 4%, or $9.8 million, decrease in service revenue compared with the same period last year was primarily due to a decrease related to the adoption of Topic 606, as well as lower professional services revenue.

Total revenue by geography is as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
United States	$263,998	62%	$292,250	61%	$(28,252)	(10)%
International:
Europe	64,471	15	78,550	16	(14,079)	(18)%
Asia	36,098	8	44,728	9	(8,630)	(19)%
Rest of the world	64,341	15	67,091	14	(2,750)	(4)%
Subtotal international	164,910	38	190,369	39	(25,459)	(13)%
Total revenue	$428,908	100%	$482,619	100%	$(53,711)	(11)%
United States revenue decreased 10%, or $28.3 million, and international revenue decreased 13%, or $25.5 million, primarily due to declines in both service assurance and cybersecurity products.
Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$67,457	16%	$80,833	17%	$(13,376)	(17)%
Service	58,550	14	59,972	12	(1,422)	(2)%
Total cost of revenue	$126,007	30%	$140,805	29%	$(14,798)	(11)%
Gross profit:
Product $	$140,223	33%	$170,799	35%	$(30,576)	(18)%
Product gross profit %	68%		68%
Service $	$162,678	38%	$171,015	35%	$(8,337)	(5)%
Service gross profit %	74%		74%
Total gross profit $	$302,901		$341,814		$(38,913)	(11)%
Total gross profit %	71%		71%
Product. The 17%, or $13.4 million, decrease in cost of product revenue compared to the same period last year was primarily due to an $8.1 million decrease in direct material costs due to the shifts in product mix and the decrease in product revenue, a $5.1 million decrease in employee-related expenses associated with the timing of certain projects, and a $2.4 million decrease in the amortization of intangible assets. These decreases were partially offset by a $2.2 million increase in contractor fees. The product gross profit percentage remained flat at 68% during the six months ended September 30, 2018 when compared to the six months ended September 30, 2017. The 18%, or $30.6 million, decrease in product gross profit corresponds with the 17%, or $44.0 million, decrease in product revenue, partially offset by the 17%, or $13.4 million, decrease in cost of product.
Service. The 2%, or $1.4 million, decrease in cost of service revenue compared to the same period last year was primarily due to a $4.6 million decrease in contractor fees, a $1.9 million decrease in cost of materials used to support customers under service contracts, and a $1.4 million decrease in travel expenses. These decreases were partially offset by a $6.5 million increase in employee related expenses associated with the timing of certain projects. The service gross profit percentage remained flat at 74% for the six months ended September 30, 2018 when compared to the six months ended September 30,

2017. The 5%, or $8.3 million, decrease in service gross profit corresponds with the 4%, or $9.8 million, decrease in service revenue, and the 2%, or $1.4 million, decrease in cost of services.
Gross profit. Our gross profit for the six months ended September 30, 2018 decreased 11%, or $38.9 million compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 11%, or $53.7 million, partially offset by an 11%, or $14.8 million, decrease in cost of revenue. The gross profit percentage remained flat at 71% for the six months ended September 30, 2018 when compared to the six months ended September 30, 2017.
Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Research and development	$111,422	26%	$117,475	24%	$(6,053)	(5)%
Sales and marketing	150,183	35%	162,627	34%	(12,444)	(8)%
General and administrative	51,353	12%	59,367	12%	(8,014)	(13)%
Amortization of acquired intangible assets	41,446	10%	36,681	8%	4,765	13%
Restructuring charges	3,619	1%	458	—	3,161	690%
Impairment of intangible assets	35,871	8%	—	—	35,871	100%
Loss on divestiture of business	9,177	2%	—	—	9,177	100%
Total operating expenses	$403,071	94%	$376,608	78%	$26,463	7%
Research and development. The 5%, or $6.1 million, decrease in research and development expenses for the six months ended September 30, 2018 compared to the same period last year was primarily due to a $2.5 million decrease in consulting fees, a $1.8 million decrease in employee-related expenses due to a decrease in headcount, and a $1.7 million decrease in depreciation expense.
Sales and marketing. The 8%, or $12.4 million, decrease in total sales and marketing expenses for the six months ended September 30, 2018 compared to the same period last year was primarily due to a $5.4 million decrease in commissions expense, a $2.5 million decrease in employee-related expenses due to a decrease in headcount, a $1.6 million decrease in costs related to trade shows and other events, a $0.9 million decrease in consulting fees, a $0.8 million decrease in travel expenses and a $0.4 million decrease in business development expenses.
General and administrative. The 13%, or $8.0 million, decrease in general and administrative expenses for the six months ended September 30, 2018 compared to the same period last year was primarily due to a $3.0 million decrease in legal expenses, a $2.5 million decrease in business development expenses, a $1.0 million decrease in consulting fees, a $0.9 million decrease in tax related items, and a $0.7 million decrease in depreciation expense when compared with the six months ended September 30, 2017.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest; related to the Comms Transaction and the acquisitions of ONPATH, Simena, Replay, Psytechnics, Network General, Avvasi and Efflux.
The 13%, or $4.8 million, increase in amortization of acquired intangible assets for the six months ended September 30, 2018 compared to the same period last year was due to the acceleration of certain intangibles related to the HNT tools business prior to the divestiture.
Impairment of intangible assets. During the three months ended June 30, 2018, we performed a quantitative analysis on certain intangible assets related to the HNT tools business. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, we recognized an impairment charge of $35.9 million during the six months ended September 30, 2018.
Restructuring. During fiscal year 2018 and 2017, we restructured certain departments to better align functions, drive productivity and improve efficiency. During the six months ended September 30, 2018, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, we recorded a restructuring charge totaling the $2.3 million related to one-time termination benefits for the employees who voluntarily terminated during the period.
Loss on Divestiture of Business. During the six months ended September 30, 2018, we recorded a $9.2 million loss on the divestiture of the HNT tools business.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(10,639)	(2)%	$(6,458)	(1)%	$(4,181)	(65)%
The 65%, or $4.2 million, increase in interest and other expense was primarily due to a $7.1 million increase in interest expense due to additional amounts drawn down on the credit facility in February 2018. This increase was partially offset by a $1.4 million increase in interest income, a $0.9 million decrease in foreign exchange expense and a $0.2 million increase in transitional services agreement income related to the HNT tools business divestiture.
Income Taxes. Our effective income tax rates were 19.7% and 35.3% for the six months ended September 30, 2018 and 2017, respectively. The effective tax rate for the six months ended September 30, 2018 is lower than the effective rate for the six months ended September 30, 2017, primarily due to the enactment of the Tax Legislation and a significant increase in loss before income tax benefit.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(21,877)	(5)%	$(14,562)	(3)%	$(7,315)	50%

Off-Balance Sheet Arrangements

At September 30, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We have a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At September 30, 2018, the present value of the future consideration was $5.0 million.
The Company had a contingent liability at March 31, 2018 for $523 thousand related to the acquisition of Efflux in July 2017. The $523 thousand was released from escrow to the sellers in July 2018.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding.  The judgment also awards pre- and post- judgement interest, and a running royalty on the G10 and Geoblade products until the expiration of the patents at issue, the last date being June 2022. The parties are filing post-judgment motions including NetScout's motions for judgment as a matter of law seeking to both overturn the verdict and to reduce damages. NetScout has also opposed plaintiff's motion for attorney's fees, NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts and costs. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2018	March 31, 2018
Cash and cash equivalents	$332,183	$369,821
Short-term marketable securities	119,935	77,941
Cash, cash equivalents and marketable securities	$452,118	$447,762
Cash, cash equivalents and marketable securities
At September 30, 2018, cash, cash equivalents and marketable securities (current and non-current) totaled $452.1 million, a $4.3 million increase from $447.8 million at March 31, 2018, due primarily to cash provided by operating activities of $32.7 million, partially offset by $12.2 million used for capital expenditures and $9.9 million used for tax withholdings on restricted stock units during the six months ended September 30, 2018.
At September 30, 2018, cash and short-term and long-term investments in the United States were $290.2 million, while cash held outside the United States was approximately $161.9 million.
Cash and cash equivalents were impacted by the following (in thousands):

	Six Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$32,706	$72,061
Net cash (used in) provided by investing activities	$(57,177)	$82,015
Net cash used in financing activities	$(10,375)	$(211,687)
Net cash from operating activities
Cash provided by operating activities was $32.7 million during the six months ended September 30, 2018, compared with $72.1 million of cash provided by operating activities during the six months ended September 30, 2017. This $39.4 million decrease was due in part to a $62.2 million decrease from net loss, a $53.0 million unfavorable impact from accounts receivable, and a $5.0 million decrease from deferred income taxes. These decreases were partially offset by a $35.9 million increase due to the impairment of intangible assets, a $23.5 million increase from accrued compensation and other expenses, a $7.6 million increase from share-based compensation, a $7.4 million increase from the loss on divestiture of business, and a $6.4 million increase from prepaid expenses and other assets in the six months ended September 30, 2018 as compared with the six months ended September 30, 2017.
Net cash from investing activities

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2018	2017
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(136,019)	$(57,776)
Proceeds from maturity of marketable securities	94,057	155,741
Purchase of fixed assets	(12,207)	(7,554)
Purchase of intangible assets	—	(505)
Payments related to the divestiture of business	(2,911)	—
(Increase) decrease in deposits	(97)	30
Acquisition of businesses, net of cash acquired	—	(8,334)
Contingent purchase consideration	—	523
Capitalized software development costs	—	(110)
	$(57,177)	$82,015
Cash used in investing activities increased by $139.2 million to $57.2 million during the six months ended September 30, 2018, compared with $82.0 million of cash provided by investing activities during the six months ended September 30, 2017.
The overall decrease in cash inflow from marketable securities was primarily related to an increase of $78.2 million in the purchases of marketable securities and a $61.7 million decrease in proceeds from the maturity of marketable securities during the six months ended September 30, 2018 when compared with the six months ended September 30, 2017.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2019.
Net cash from financing activities

	Six Months Ended
	June 30,
	(Dollars in Thousands)
	2018	2017
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$—
Payment of contingent consideration	(523)	(660)
Treasury stock repurchases	—	(200,000)
Tax withholding on restricted stock units	(9,854)	(11,027)
	$(10,375)	$(211,687)
Cash used in financing activities decreased by $201.3 million to $10.4 million during the six months ended September 30, 2018, compared with $211.7 million of cash used in financing activities during the six months ended September 30, 2017.
This decrease is primarily due to the fact that we repurchased 5,802,788 shares of our common stock for $200.0 million under our stock repurchase program during the six months ended September 30, 2017. During the six months ended September 30, 2018, our only stock repurchase activity was under the ASR.

In connection with the delivery of the Company's common stock upon vesting of restricted stock units, we have withheld 371,726 and 317,857 shares at a cost of $9.9 million and $11.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2018 and 2017, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount of shares that are available for repurchase under that program.
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
The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to 25 million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date.
On February 1, 2018, we also announced that we entered into agreements with JPMorgan Chase Bank, National Association and Bank of America, N.A. (the Dealers) to repurchase an aggregate of $300 million of our common stock via accelerated stock repurchase transactions (the ASR) under our previously disclosed share repurchase program. On February 1, 2018, we borrowed an additional $300 million aggregate principal amount under the Amended Credit Agreement in order to finance the payment of the ASR to each of the Dealers. At September 30, 2018, $600 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended June 30, 2018, until we have delivered financial statements for the quarter ended September 30, 2018, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2018 until we have delivered financial statements for the quarter ended September 30, 2018, the commitment fee will be 0.30% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At September 30, 2018, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at September 30, 2018, which are being amortized over the life of the revolving credit facility. The unamortized balance was $7.5 million as of September 30, 2018. The balance of $1.8 million was included as prepaid expenses and other current assets and a balance of $5.7 million was included as other assets in our consolidated balance sheet.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At September 30, 2018, we owed $600 million on this loan with an interest rate of 4.0%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2018. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $2.4 million as of September 30, 2018.
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
At September 30, 2018, we had foreign currency forward contracts with notional amounts totaling $10.0 million. The valuation of outstanding foreign currency forward contracts at September 30, 2018 resulted in an asset balance of $16 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $220 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2018, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2018 resulted in a liability balance of $40 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $122 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2018, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Except for the implementation of certain internal controls related to the adoption of Topic 606 and the divestiture of the HNT tools business, there were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not be material to our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding.  The judgment also awards pre-and post-judgement interest, and a running royalty on the G10 and Geoblade products until the expiration of the patents at issue, the last date being June 2022. The parties are filing post-judgment motions including NetScout's motions for judgment as a matter of law seeking to both overturn the verdict and to reduce damages. NetScout has also opposed plaintiff's motion for attorney's fees. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury, plus potential additional pre- and post-judgment interest amounts and costs. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.
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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2018-7/31/2018	7,395	$27.25	—	18,582,788
8/1/2018-8/31/2018	3,853,740	26.32	3,679,947	14,902,841
9/1/2018-9/30/2018	61,423	25.00	—	14,902,841
Total	3,922,558	$26.30	3,679,947	14,902,841

(1)
We purchased an aggregate of 242,611 shares during the three months ended September 30, 2018 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on October 24, 2017.

(2)
On February 1, 2018, we entered into accelerated share repurchase (ASR) agreements to repurchase an aggregate of $300 million of our common stock via accelerated stock repurchase transactions. The final delivery under the ASR program occurred during the second quarter of our fiscal year 2019, which included the settlement of 3,679,947 common shares. In total, 11,067,809 shares of the Company's common stock were repurchased under these ASR agreements at an average cost per share of $27.11 over the term of the agreements.

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

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on October 30, 2017 and incorporated herein by reference).

10.1	+	Summary of Non-Employee Director Compensation

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase document.

101.LAB		XBRL Taxonomy Extension Label Linkbase document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase document.

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: November 8, 2018	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 8, 2018	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)