Form 10-Q
period 2018-12-31
NETSCOUT SYSTEMS INC
filed 2019-02-07
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 30, 2019 was 77,831,786.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2018

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$369,054	$369,821
Marketable securities	105,753	77,941
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,705 and $1,991 at December 31, 2018 and March 31, 2018, respectively	247,690	213,438
Inventories and deferred costs	28,909	34,774
Prepaid income taxes	23,826	22,932
Prepaid expenses and other current assets (related party balances of $336 and $3,187 at December 31, 2018 and March 31, 2018, respectively)	27,001	33,502
Total current assets	802,233	752,408
Fixed assets, net	60,789	52,511
Goodwill	1,715,523	1,712,764
Intangible assets, net	693,763	831,374
Deferred income taxes	4,776	6,685
Long-term marketable securities	1,002	—
Other assets	19,298	12,866
Total assets	$3,297,384	$3,368,608
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party balances of $601 and $369 at December 31, 2018 and March 31, 2018, respectively)	$29,432	$30,133
Accrued compensation	71,612	46,552
Accrued other	24,185	33,164
Income taxes payable	210	1,526
Deferred revenue and customer deposits	260,926	301,925
Total current liabilities	386,365	413,300
Other long-term liabilities	20,057	8,308
Deferred tax liability	129,284	151,563
Accrued long-term retirement benefits	33,320	35,246
Long-term deferred revenue and customer deposits	84,881	91,409
Long-term debt	600,000	600,000
Total liabilities	1,253,907	1,299,826
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and March 31, 2018	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 119,417,029 and 117,744,913 shares issued and 77,831,786 and 80,270,023 shares outstanding at December 31, 2018 and March 31, 2018, respectively	119	117
Additional paid-in capital	2,809,901	2,665,120
Accumulated other comprehensive income (loss)	(608)	2,895
Treasury stock at cost, 41,585,243 and 37,474,890 shares at December 31, 2018 and March 31, 2018, respectively	(1,104,042)	(995,843)
Retained earnings	338,107	396,493
Total stockholders' equity	2,043,477	2,068,782
Total liabilities and stockholders' equity	$3,297,384	$3,368,608
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue:
Product	$134,135	$146,569	$341,815	$398,201
Service	111,873	122,375	333,101	353,362
Total revenue	246,008	268,944	674,916	751,563
Cost of revenue:
Product (related party balances of $0, $0, $0 and $245, respectively)	40,517	39,810	107,974	120,643
Service (related party balances of $83, $192, $403 and $480, respectively)	29,067	24,699	87,617	84,671
Total cost of revenue	69,584	64,509	195,591	205,314
Gross profit	176,424	204,435	479,325	546,249
Operating expenses:
Research and development (related party balances of $0, $0, $2 and $3, respectively)	49,925	44,287	161,347	161,762
Sales and marketing (related party balances of $0, $0, $0 and $2, respectively)	74,024	77,270	224,207	239,897
General and administrative (related party balances of $0, $753, $15 and $1,697, respectively)	22,788	23,033	74,141	82,400
Amortization of acquired intangible assets	16,433	18,221	57,879	54,902
Restructuring charges	13,895	3,363	17,514	3,821
Impairment of intangible assets	—	—	35,871	—
Loss on divestiture of business	—	—	9,177	—
Total operating expenses	177,065	166,174	580,136	542,782
Income (loss) from operations	(641)	38,261	(100,811)	3,467
Interest and other expense, net:
Interest income	1,455	307	3,688	1,196
Interest expense	(7,005)	(2,798)	(19,320)	(7,914)
Other income (expense)	986	(616)	429	(2,847)
Total interest and other expense, net	(4,564)	(3,107)	(15,203)	(9,565)
Income (loss) before income tax benefit	(5,205)	35,154	(116,014)	(6,098)
Income tax benefit	(1,602)	(54,531)	(23,479)	(69,093)
Net income (loss)	$(3,603)	$89,685	$(92,535)	$62,995
Basic net income (loss) per share	$(0.05)	$1.03	$(1.17)	$0.71
Diluted net income (loss) per share	$(0.05)	$1.02	$(1.17)	$0.70
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	77,774	87,210	78,916	88,985
Net income (loss) per share - diluted	77,774	87,860	78,916	89,882
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income (loss)	$(3,603)	$89,685	$(92,535)	$62,995
Other comprehensive income (loss):
Cumulative translation adjustments	(1,170)	(195)	(3,319)	3,435
Changes in market value of investments:
Changes in unrealized gains (losses), net of (benefit) taxes of $12, ($22), $21 and ($16), respectively	12	(41)	35	(32)
Total net change in market value of investments	12	(41)	35	(32)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($53), ($47), ($193) and $299, respectively	(162)	(66)	(601)	497
Reclassification adjustment for net gains (losses) included in net income (loss), net of taxes (benefit) of $51, ($96), $122 and ($238), respectively	157	(157)	382	(382)
Total net change in market value of derivatives	(5)	(223)	(219)	115
Other comprehensive income (loss)	(1,163)	(459)	(3,503)	3,518
Total comprehensive income (loss)	$(4,766)	$89,226	$(96,038)	$66,513
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(92,535)	$62,995
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	106,509	112,859
Loss on divestiture of business	7,390	—
Loss on disposal of fixed assets	181	458
Deal-related compensation expense and accretion charges	102	114
Share-based compensation expense	44,142	35,254
Accretion of contingent consideration	(64)	—
Impairment of intangible assets	35,871	—
Deferred income taxes	(27,667)	(100,042)
Other (gains) losses	(206)	68
Changes in assets and liabilities
Accounts receivable and unbilled costs	(33,928)	47,439
Due from related party	171	554
Inventories	2,683	(1,222)
Prepaid expenses and other assets	5,582	29,324
Accounts payable	582	(5,378)
Accrued compensation and other expenses	28,385	(18,884)
Due to related party	232	(82)
Income taxes payable	(1,754)	(1,286)
Deferred revenue	(6,162)	(13,253)
Net cash provided by operating activities	69,514	148,918
Cash flows from investing activities:
Purchase of marketable securities	(184,104)	(71,323)
Proceeds from maturity of marketable securities	155,346	180,018
Purchase of fixed assets	(19,462)	(12,352)
Payments related to the divestiture of business	(2,911)	—
Purchase of intangible assets	—	(505)
Increase in deposits	(97)	(26)
Acquisition of businesses, net of cash acquired	—	(8,334)
Contingent purchase consideration	—	523
Capitalized software development costs	(132)	(136)
Net cash (used in) provided by investing activities	(51,360)	87,865
Cash flows from financing activities:
Issuance of common stock under stock plans	2	1
Payment of contingent consideration	(2,851)	(660)
Treasury stock repurchases	—	(200,000)
Tax withholding on restricted stock units	(11,415)	(12,957)
Net cash used in financing activities	(14,264)	(213,616)
Effect of exchange rate changes on cash and cash equivalents	(5,380)	3,929
Net (decrease) increase in cash and cash equivalents	(1,490)	27,096
Cash and cash equivalents and restricted cash, beginning of period	370,731	305,726
Cash and cash equivalents and restricted cash, end of period	$369,241	$332,822
Supplemental disclosures:
Non-cash transactions:
Transfers of inventory to fixed assets	$2,152	$5,556
Additions to property, plant and equipment included in accounts payable	$1,190	$314
Tenant improvement allowance	$10,171	$—
Issuance of common stock under employee stock plans	$7,575	$8,603
Contingent consideration related to acquisition	$—	$523
Fair value of contingent consideration received as partial consideration for divestiture of business	$2,257	$—
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
Certain amounts for the three and nine months ended December 31, 2017 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted ASU 2018-15 effective July 1, 2018. The adoption has had an immaterial impact to the consolidated financial statements for the nine months ended December 31, 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02) and issued subsequent amendments to initial guidance in July 2018 within ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements (collectively, ASC 842).  ASC 842 aims to increase transparency and comparability among organizations with respect to accounting for leases. Lessees will recognize a right-of-use asset and a lease liability measured at the present value of lease payments for virtually all of their leases. Short term leases with a term of 12 months or less are not required to be recognized.  ASC 842 also requires disclosure of key information about leasing arrangements.  ASC 842 will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. ASC 842 is effective for the Company beginning April 1, 2019.
The Company expects to adopt the transition method, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. The Company will apply ASC 842 at the adoption date and recognize right of use assets and lease liabilities in the period of adoption. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients, which among other things, allows the carryforward of the historical lease classification. Further, upon implementation of the new guidance, the Company intends to elect the practical expedients to combine lease and non-lease components, and to not recognize right-of-use assets and lease liabilities for short-term leases.
The Company is in the process of identifying appropriate changes to its accounting policies, information technology systems, business processes, and related internal controls to support recognition and disclosure requirements under ASC 842. The Company expects to design any necessary changes to its business processes, controls and systems in the near future and implement the changes over the remainder of fiscal year 2019. While the Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, it is expected that the operating leases as disclosed in Note 17, "Commitments and Contingencies" contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, that do not qualify for the short term exception will be reported in the consolidated balance sheets upon adoption.  As such, the Company believes the adoption of ASC 842 will have a material impact on its consolidated balance sheets.  The impact on the Company's results of operations and cash flows is not expected to be material.
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

The Company accounts for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined by the Company as an arrangement with commercial substance identifying payment terms, each party’s rights and obligations regarding the products or services to be transferred and the amount the Company deems probable of collection. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services are transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for products and services.
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
Bundled arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately based on the element’s historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service elements based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements, the Company considers quoted prices as part of multi-element arrangements of those engagements as a basis for establishing SSP. SSP has been established for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. The Company reviews sales of the product elements on a quarterly basis and updates, when appropriate, its SSP for such elements to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control for the product transfers to the reseller or distributor. The Company records consideration given to a reseller or distributor as a reduction of revenue to the extent they have recorded revenue from the reseller or distributor. With limited exceptions, the Company's return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.

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

Impact of Topic 606 on Financial Statement Line Items
The impact of adoption of Topic 606 on the Company's consolidated balance sheet at December 31, 2018 and on the Company's consolidated statement of operations for the three and nine months ended December 31, 2018 was as follows (in thousands):

	December 31, 2018
	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)
ASSETS:
Accounts receivable and unbilled costs	$247,690	$237,738	$9,952
Inventories and deferred costs	28,909	29,130	(221)
Prepaid expenses and other current assets	27,001	23,434	3,567
Other assets	19,298	13,851	5,447
LIABILITIES:
Deferred revenue and customer deposits	260,926	278,939	(18,013)
Deferred tax liability	129,284	123,333	5,951
Long-term deferred revenue and customer deposits	84,881	98,239	(13,358)
STOCKHOLDERS' EQUITY:
Retained earnings	338,107	311,636	26,471

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)
Total revenues	$246,008	$245,318	$690	$674,916	$664,666	$10,250
Total cost of revenue	69,584	69,609	(25)	195,591	195,370	221
Sales and marketing expense	74,024	74,607	(583)	224,207	223,804	403
Income tax benefit	(1,602)	(2,001)	399	(23,479)	(25,427)	1,948
Net loss	(3,603)	(4,502)	899	(92,535)	(100,213)	7,678
Basic net loss per share	$(0.05)	$(0.06)	$0.01	$(1.17)	$(1.27)	$0.10
Diluted net loss per share	$(0.05)	$(0.06)	$0.01	$(1.17)	$(1.27)	$0.10
During the nine months ended December 31, 2018, the Company recognized revenue of $195.3 million related to the Company's deferred revenue balance reported as of April 1, 2018. The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities on the Company’s consolidated statements of cash flows during the nine months ended December 31, 2018.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at December 31, 2018.
At December 31, 2018, the Company had total deferred revenue of $345.8 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $260.9 million, or 75%, of this revenue during the next 12 months, and expects to recognize the remaining $84.9 million, or 25%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $22.5 million and $20.0 million at December 31, 2018 and March 31, 2018, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three and nine months ended December 31, 2018.

Contract Balances
The Company receives payments from customers based on a billing schedule as established by the Company’s contracts. Contract assets relate to performance obligations where control has transferred to the customer in advance of scheduled billings. Upon adoption, the Company recorded unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. The Company did not record any contract assets upon adoption. Deferred revenue relates to payments received in advance of performance under the contract. The following table provides information about contract assets and liabilities (in thousands):

	April 1, 2018	December 31, 2018	Increase/ (Decrease)
ASSETS:
Customer accounts receivable	$205,299	$267,409	$62,110
Unbilled receivables	4,338	3,404	(934)
Other receivables	4,996	3,106	(1,890)
Long-term unbilled receivables	2,254	3,254	1,000
	$216,887	$277,173	$60,286
LIABILITIES:
Deferred revenue	$271,698	$260,926	$(10,772)
Deferred revenue, long-term	90,157	84,881	(5,276)
	$361,855	$345,807	$(16,048)
Costs to Obtain Contracts
The Company has determined that the only significant incremental costs incurred to obtain contracts with customers within the scope of Topic 606 are sales commissions paid to its employees. Sales commissions are recorded as an asset and amortized to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. The Company applies the practical expedient in Topic 606 and expenses costs as incurred for sales commissions when the amortization period would have been one year or less.
At December 31, 2018, the consolidated balance sheet included $5.9 million in assets related to sales commissions to be expensed in future periods. A balance of $3.6 million was included in prepaid expenses and other current assets, and a balance of $2.3 million was included as other assets in the Company's consolidated balance sheet at December 31, 2018.
During the three and nine months ended December 31, 2018, the Company recognized $1.5 million and $4.8 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2018, the Company had one direct customer, Verizon, who accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2018, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three months ended December 31, 2018, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue. During the nine months ended December 31, 2018, no direct customers or indirect channel partners accounted for more than 10% of total revenue. During the three and nine months ended December 31, 2017, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties included within prepaid expenses and other current assets that represent a concentration of credit risk of $0.3 million and $3.2 million at December 31, 2018 and March 31, 2018, respectively.
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
NOTE 4 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units granted pursuant to the Company's 2007 Equity Incentive Plan, as amended, and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan, as amended, (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of product revenue	$375	$301	$1,188	$807
Cost of service revenue	1,519	1,287	4,694	3,597
Research and development	3,979	3,730	13,544	10,820
Sales and marketing	4,649	4,022	15,051	11,613
General and administrative	3,237	3,085	9,665	8,417
	$13,759	$12,425	$44,142	$35,254
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2018. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2018, employees purchased 302,994 shares under the ESPP and the value per share was $25.00.
On November 8, 2018, the Company increased the number of shares available under the Company’s Amended and Restated 2011 Employee Stock Purchase Plan (2011 ESPP) by an additional 3,000,000 shares.

NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at December 31, 2018 and March 31, 2018.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2018	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$369,054	$369,821	$331,912	$304,880
Restricted cash	187	910	910	846
Total cash, cash equivalents and restricted cash	$369,241	$370,731	$332,822	$305,726
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2018, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized (Losses) Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$53,972	$(7)	$53,965
Commercial paper	50,783	—	50,783
Corporate bonds	1,005	—	1,005
Total short-term marketable securities	105,760	(7)	105,753
Corporate bonds	1,001	1	1,002
Total long-term marketable securities	1,001	1	1,002
Total marketable securities	$106,761	$(6)	$106,755
The following is a summary of marketable securities held by NetScout at March 31, 2018, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$42,246	$(60)	$42,186
Commercial paper	33,003	—	33,003
Corporate bonds	2,754	(2)	2,752
Total short-term marketable securities	78,003	(62)	77,941
Total long-term marketable securities	—	—	—
Total marketable securities	$78,003	$(62)	$77,941

Contractual maturities of the Company's marketable securities held at December 31, 2018 and March 31, 2018 were as follows (in thousands):

	December 31, 2018	March 31, 2018
Available-for-sale securities:
Due in 1 year or less	$105,753	$77,941
Due after 1 year through 5 years	1,002	—
	$106,755	$77,941
NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2018 and March 31, 2018 (in thousands):

	Fair Value Measurements at
	December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$369,054	$—	$—	$369,054
U.S. government and municipal obligations	35,668	18,297	—	53,965
Commercial paper	—	50,783	—	50,783
Corporate bonds	2,007	—	—	2,007
Derivative financial instruments	—	21	—	21
Contingent consideration	—	—	2,321	2,321
	$406,729	$69,101	$2,321	$478,151
LIABILITIES:
Derivative financial instruments	—	(224)	—	(224)
	$—	$(224)	$—	$(224)

	Fair Value Measurements at
	March 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$369,821	$—	$—	$369,821
U.S. government and municipal obligations	14,513	27,673	—	42,186
Commercial paper	—	33,003	—	33,003
Corporate bonds	2,752	—	—	2,752
Derivative financial instruments	—	122	—	122
	$387,086	$60,798	$—	$447,884
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,464)	$(5,464)
Derivative financial instruments	—	(40)	—	(40)
	$—	$(40)	$(5,464)	$(5,504)
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
The Company's Level 3 assets consist of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration of $2.3 million represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The $2.3 million of contingent consideration is included in other assets within the Company’s consolidated balance sheet at December 31, 2018.
The Company's Level 3 liabilities consist of contingent purchase consideration.
The fair value of contingent purchase consideration at March 31, 2018 included $4.9 million related to the acquisition of Simena LLC (Simena) in November 2011 for future consideration to be paid to the seller. The contingent purchase consideration was included as a contingent liability within accrued other in the Company's consolidated balance sheet at March 31, 2018. The contingent purchase consideration was paid to the seller in November 2018.
The Company's contingent purchase consideration at March 31, 2018 included $523 thousand related to the acquisition of certain assets and liabilities of Efflux Systems, Inc. (Efflux) in the second quarter of fiscal year 2018. The contingent purchase consideration was released from escrow to the sellers in July 2018.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial assets and liabilities for the nine months ended December 31, 2018 (in thousands):

	Contingent Purchase Consideration	Contingent Consideration
Balance at March 31, 2018	$(5,464)	$—
Contingent consideration pursuant to divestiture of HNT tools business	—	2,257
Change in fair value of contingent consideration	(102)	64
Payments of contingent consideration	5,566	—
Balance at December 31, 2018	$—	$2,321
Deal-related compensation expense and accretion charges related to the contingent purchase consideration for the nine months ended December 31, 2018 was $102 thousand and was included within research and development expense. Accretion income related to the contingent consideration for the nine months ended December 31, 2018 was $64 thousand and was included within interest income.
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2018	March 31, 2018
Raw materials	$16,462	$20,860
Work in process	989	2,589
Finished goods	6,754	8,500
Deferred costs	4,704	2,825
	$28,909	$34,774

NOTE 8 - ACQUISITIONS & DIVESTITURES
HNT Tools Business Divestiture
On September 14, 2018 (the HNT Divestiture Date), the Company divested its HNT tools business for cash proceeds of $1.3 million and potential future earnout payments of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration in the amount of $2.3 million was recognized on the HNT Divestiture Date and was measured using unobservable (Level 3) inputs. The $2.3 million of consideration is included in other assets within the Company’s consolidated balance sheet at December 31, 2018. Changes in the fair value of the contingent consideration in future periods will be recorded in the Company’s results in the period of the change. The contingent consideration is presented as a non-cash investing activity on the unaudited consolidated statement of cash flows. The Company transferred $4.5 million along with net liabilities of the HNT tools business related to a working capital adjustment during the three months ended September 30, 2018. The Company recorded a loss on the divestiture for the quarter ended September 30, 2018 totaling $9.2 million, which included $1.3 million of transaction costs and $0.5 million of incentive compensation payable to the HNT tools business employees negotiated as part of the sale. In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months.
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
At December 31, 2018, goodwill attributable to the Company's Service Assurance and Security reporting units was $1.2 billion and $555.2 million, respectively. At March 31, 2018, goodwill attributable to the Company's Service Assurance and Security reporting units was $1.2 billion and $555.9 million, respectively.
The change in the carrying amount of goodwill for the nine months ended December 31, 2018 is due to the impact of the divestiture of the HNT tools business and foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the nine months ended December 31, 2018 are as follows (in thousands):

Balance at March 31, 2018	$1,712,764
Divestiture of the HNT tools business	(4,414)
Foreign currency translation impact	7,173
Balance at December 31, 2018	$1,715,523

Intangible Assets
The net carrying amounts of intangible assets were $693.8 million and $831.4 million at December 31, 2018 and March 31, 2018, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General Central Corporation (Network General) acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During the three months ended June 30, 2018, the Company performed a quantitative analysis on certain intangible assets related to the HNT tools business, which has since been divested. The fair value for the intangible assets related to the HNT tools business was calculated considering a range of potential transaction prices which the Company considers to be a Level 3 measurement. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, the Company recognized an impairment charge of $35.9 million in the nine months ended December 31, 2018.  The impairment charge was recorded within a separate operating expense line item in the Company's consolidated statements of operations during the nine months ended December 31, 2018.
The Company performed an interim qualitative test as of September 30, 2018 on the non-amortizing trademark as a result of the HNT tools business divestiture. No indicators of impairment were noted at that time.
In September 2018, the Company completed the divestiture of its HNT tools business. As a result, the net carrying value of the Company's intangible assets was reduced by $10.2 million.
Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at December 31, 2018 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$242,270	$(160,816)	$81,454
Customer relationships	773,004	(202,940)	570,064
Distributor relationships and technology licenses	6,882	(4,880)	2,002
Definite-lived trademark and trade name	39,303	(19,267)	20,036
Core technology	7,200	(6,781)	419
Net beneficial leases	336	(336)	—
Non-compete agreements	293	(293)	—
Leasehold interest	500	(500)	—
Backlog	16,383	(16,383)	—
Capitalized software	3,315	(2,417)	898
Other	1,208	(918)	290
	$1,090,694	$(415,531)	$675,163

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
Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Amortization of intangible assets included as:
Product revenue	$—	$3	$—	$7
Cost of product revenue	8,176	10,088	25,858	30,032
Operating expense	16,438	18,227	57,894	54,919
	$24,614	$28,318	$83,752	$84,958
The following is the expected future amortization expense at December 31, 2018 for the fiscal years ending March 31 (in thousands):

2019 (remaining three months)	$24,619
2020	90,926
2021	79,645
2022	69,234
2023	61,515
Thereafter	349,224
$675,163
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2018 and March 31, 2018 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018
Derivatives Designated as Hedging Instruments:
Forward contracts	$9,071	$11,225	$21	$122	$224	$40

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2018	December 31, 2017	Location	December 31, 2018	December 31, 2017	Location	December 31, 2018	December 31, 2017
Forward contracts	$(215)	$(113)	Research and development	$60	$(24)	Research and development	$26	$9
			Sales and marketing	148	(229)	Sales and marketing	(60)	(28)
	$(215)	$(113)		$208	$(253)		$(34)	$(19)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the nine months ended December 31, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	December 31, 2018	December 31, 2017	Location	December 31, 2018	December 31, 2017	Location	December 31, 2018	December 31, 2017
Forward contracts	$(794)	$796	Research and development	$147	$(106)	Research and development	$58	$46
			Sales and marketing	357	(514)	Sales and marketing	(171)	(102)
	$(794)	$796		$504	$(620)		$(113)	$(56)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to 25 million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At December 31, 2018, $600 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2018, until the Company has delivered financial statements for the quarter ended December 31, 2018, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2018 until the Company has delivered financial statements for the quarter ended December 31, 2018, the commitment fee will be 0.30% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.

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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At December 31, 2018, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at December 31, 2018, which are being amortized over the life of the revolving credit facility. The unamortized balance was $7.0 million as of December 31, 2018. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $5.3 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the fourth quarter of fiscal year ended March 31, 2017, the Company restructured certain departments to better align functions subsequent to the acquisition of Danaher Corporation's Communications Business (the Comms Transaction) in July 2015, resulting in the termination of forty-one employees. As a result of the workforce reduction, during the fiscal year ended March 31, 2017, the Company recorded a restructuring charge totaling $1.9 million related to one-time termination benefits and $0.4 million in facility-related charges. The Company recorded an additional charge for one-time termination benefits of $0 and $0.7 million, respectively, during the three and nine months ended December 31, 2017. The one-time termination benefits and facilities-related costs related to this plan were paid in full during the fiscal year ended March 31, 2018.
During the third quarter of fiscal year ended March 31, 2018, the Company restructured certain departments to better align functions resulting in the termination of sixty-one employees. As a result of the workforce reduction, during the three and nine months ended December 31, 2017, the Company recorded restructuring charges totaling $3.6 million related to one-time termination benefits for the employees that were notified during the period. During the three and nine months ended December 31, 2018, the Company recorded additional charges of $0 and $1.7 million, respectively, for one-time termination benefits and facilities-related costs. The one-time termination benefits will be paid in full during the fiscal year ending March 31, 2019.
During the second quarter of fiscal year ending March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three and nine months ended December 31, 2018, the Company recorded restructuring charges totaling $13.8 million and $16.1 million, respectively, related to one-time termination benefits for one hundred forty-seven employees who voluntarily terminated their employment with the Company during the period. Additional one-time termination benefit charges of approximately $1.8 million in the aggregate for up to approximately thirteen employees are anticipated to be recorded in the next six months. The one-time termination benefits are expected to be paid in full by the end of the first quarter of the fiscal year ending March 31, 2020.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q3 FY 2018 Plan		VSP
	Employee-Related	Facility-Related	Employee-Related	Total
Balance at March 31, 2018	$3,696	$—	$—	$3,696
Restructuring charges to operations	1,017	643	16,104	17,764
Cash payments	(4,241)	(458)	(14,897)	(19,596)
Other adjustments	(462)	(185)	74	(573)
Balance at December 31, 2018	$10	$—	$1,281	$1,291
The accrual for employee-related severance is included as accrued compensation in the Company's consolidated balance sheets at December 31, 2018 and March 31, 2018 as the balance is expected to be paid in full within the next twelve months.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Acquisition related – The Company had a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. At March 31, 2018, the present value of the future consideration was $4.9 million. The contingent purchase consideration was paid to the seller in November 2018.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$61	$67	$187	$208
Interest cost	118	132	362	405
Net periodic pension cost	$179	$199	$549	$613

Expected Contributions
During the nine months ended December 31, 2018, the Company made contributions of $0.2 million to its defined benefit pension plans. During the fiscal year ending March 31, 2019, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On May 19, 2015, the Company's board of directors approved a share repurchase program, conditional upon the completion of the Comms Transaction. This program enabled the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe under this program. The Company repurchased 5,802,788 shares for $200.0 million under this program during the nine months ended December 31, 2017. Through March 31, 2018, the Company had repurchased 20,000,000 shares totaling $607.6 million in the open market under this stock repurchase plan. At March 31, 2018, there were no shares of common stock that remained available to be purchased under the plan.
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
On February 1, 2018, the Company entered into ASR agreements with two third-party financial institutions (the Dealers) to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions under the Company’s twenty million share repurchase program (until such program was completed) and the twenty-five million share repurchase program. The Company borrowed $300 million against its Amended Credit Facility to finance the payment of the initial purchase price to each of the Dealers. Under the terms of the ASR, the Company made a $150 million payment to each of the Dealers on February 2, 2018, and received an initial delivery of 3,693,931 shares from each of the Dealers, or 7,387,862 shares in the aggregate, which was approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR. As part of this purchase, 970,650 shares for $27.6 million were deducted under the twenty million share repurchase program and 6,417,212 shares for $182.4 million were deducted from the twenty-five million share repurchase program during the fiscal year ended March 31, 2018. Final settlement of the ASR agreements was completed in August 2018. As a result, the Company received an additional 3,679,947 shares of its common stock for $96.8 million, which reduced the number of shares available to be purchased from the twenty-five million share repurchase program during the nine months ended December 31, 2018. In total, 11,067,809 shares of the Company's common stock were repurchased under the ASR at an average cost per share of $27.11.
At December 31, 2018, 14,902,841 shares of common stock remained available to be purchased under the current repurchase program.

In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 430,406 shares at a cost of $11.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2018. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 16 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(3,603)	$89,685	$(92,535)	$62,995
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	77,774	87,210	78,916	88,985
Dilutive common equivalent shares:
Weighted average restricted stock units	—	650	—	897
Denominator for diluted net income (loss) per share - weighted average shares outstanding	77,774	87,860	78,916	89,882
Net income (loss) per share:
Basic net income (loss) per share	$(0.05)	$1.03	$(1.17)	$0.71
Diluted net income (loss) per share	$(0.05)	$1.02	$(1.17)	$0.70
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Restricted stock units	435	1,873	733	1,405
Basic net income (loss) per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As we incurred a net loss in the three and nine months ended December 31, 2018, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 17 – INCOME TAXES
The Company's effective income tax rates were 30.8% and (155.1)% for the three months ended December 31, 2018 and 2017, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the research and development credit, newly enacted tax reform provisions (GILTI, BEAT and FDII), the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2018 is higher than the effective rate for the three months ended December 31, 2017, primarily due to the enactment of Tax Legislation in the prior period.
The Company's effective income tax rates were 20.2% and 1,133.0% for the nine months ended December 31, 2018 and 2017, respectively. The effective tax rate for the nine months ended December 31, 2018 is lower than the effective rate for the nine months ended December 31, 2017, primarily due to the enactment of Tax Legislation in the prior period.

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
The Company has continued to assess the impact of the Tax Legislation since enactment on its consolidated financial statements. During the three months ended December 31, 2018, the Company completed its accounting for the Tax Legislation and increased its provisional tax expense estimate related to the transition tax associated with the deemed repatriation of foreign earnings by $0.9 million after continued assessment of guidance and recently issued regulations. As a result of The Tax Legislation, we expect that current and future foreign earnings may be repatriated tax efficiently. After fully assessing the impact of the Tax Legislation, the Company has determined that its current and future foreign earnings will not be indefinitely reinvested where the Company can now repatriate those earnings in a tax efficient manner acceptable to management and exceed local statutory and operational requirements. Additionally, the Company plans on a one-time repatriation of a portion of historical earnings that have been taxed as a result of the Tax Legislation which can be repatriated in a tax efficient manner. The Company continues to assert that any remainder of its historical book basis in excess of tax basis will be permanently reinvested. It is not feasible to estimate the amount of unrecognized deferred U.S. taxes on these differences.
The Company is subject to the tax on the Global Intangible Low-Taxed Income (GILTI). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has included an estimate of GILTI in its estimated annual effective tax rate and has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”).
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
United States	$148,379	$156,511	$412,377	$448,761
Europe	45,058	53,938	109,529	132,488
Asia	18,187	23,076	54,285	67,804
Rest of the world	34,384	35,419	98,725	102,510
	$246,008	$268,944	$674,916	$751,563
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

	December 31, 2018	March 31, 2018
Danaher	$1	$252
Fortive	335	2,935
	$336	$3,187
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	December 31, 2018	March 31, 2018
Danaher	$241	$—
Fortive	360	369
	$601	$369
As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Danaher:
Cost of product revenue	$—	$—	$—	$—
Cost of service revenue	—	—	—	—
Research and development expenses	—	—	—	—
Sales and marketing	—	—	—	2
General and administrative expenses	—	3	—	7
	$—	$3	$—	$9
Fortive:
Cost of product revenue	$—	$—	$—	$245
Cost of service revenue	83	192	403	480
Research and development expenses	—	—	2	3
Sales and marketing	—	—	—	—
General and administrative expenses	—	750	15	1,690
	$83	$942	$420	$2,418

As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows (in thousands):

	Nine Months Ended
	December 31,
	2018	2017
Due from related party:
Danaher	$57	$154
Fortive	114	400
Total	$171	$554

Due to related party:
Danaher	$241	$—
Fortive	(9)	(82)
Total	$232	$(82)

NOTE 20 – SUBSEQUENT EVENTS
On February 4, 2019, the Company repaid $50.0 million of borrowings under the Amended Credit Agreement.

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
Results Overview
Total revenue for the nine months ended December 31, 2018 was primarily impacted by lower revenue in the service provider customer segment due largely to the timing of certain projects and relatively constrained capital spending activity. In addition, there was a modest revenue decline in the enterprise customer segment attributable to the timing of the divestiture of the HNT tools business in each respective nine-month period due to the sale of this asset in mid-September 2018.
Our gross profit percentage decreased by two percentage points during the nine months ended December 31, 2018 as compared with the nine months ended December 31, 2017 due primarily to the timing of substantially lower variable incentive compensation expense in fiscal year 2018.

Net loss for the nine months ended December 31, 2018 was $92.5 million, as compared with net income for the nine months ended December 31, 2017 of $63.0 million, resulting in an increase in net loss of $155.5 million, primarily due to a $45.6 million decrease in the income tax benefit, a $35.9 million impairment charge of certain intangible assets related to the HNT tools business, a $24.7 million increase in variable incentive compensation primarily due to the timing of substantially lower variable incentive compensation in fiscal year 2018 which impacted gross profit and operating expenses for the three and nine months ended December 31, 2018, a $13.7 million increase in restructuring charges due to the voluntary separation program, an $11.4 million increase in interest expense due to additional amounts drawn down on the credit facility, and a $9.2 million loss on the divestiture of the HNT tools business in the nine months ended December 31, 2018.
At December 31, 2018, cash, cash equivalents and marketable securities (current and non-current) totaled $475.8 million, a $28.0 million increase from $447.8 million at March 31, 2018 due primarily to cash provided by operations of $69.5 million partially offset by $19.5 million used for capital expenditures and $11.4 million used for tax withholdings on restricted stock units during the nine months ended December 31, 2018.

Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, as well as revenue impacted by the amortization of acquired intangible assets. Non-GAAP gross profit includes the foregoing adjustments and also removes expenses related to the stock-based compensation, certain expenses relating to acquisitions including depreciation costs, business development and integration costs and adds back transitional service agreement income. Non-GAAP income from operations includes the foregoing adjustments and also removes compensation for post-combination services, restructuring charges, intangible asset impairment charges, loss on divestiture and costs related to new accounting standard implementation. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, net of related income tax effects in addition to the provisional one-time impacts of the U.S. Tax Cuts and Jobs Act while removing transitional service agreement income. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2018 and 2017 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
GAAP revenue	$246,008	$268,944	$674,916	$751,563
Product deferred revenue fair value adjustment	—	719	391	2,154
Service deferred revenue fair value adjustment	243	2,345	957	7,081
Amortization of acquired intangible assets	—	3	—	7
Non-GAAP revenue	$246,251	$272,011	$676,264	$760,805

GAAP gross profit	$176,424	$204,435	$479,325	$546,249
Product deferred revenue fair value adjustment	—	719	391	2,154
Service deferred revenue fair value adjustment	243	2,345	957	7,081
Share-based compensation expense	1,894	1,588	5,882	4,404
Amortization of acquired intangible assets	7,554	9,314	23,687	27,864
Business development and integration expense	—	(405)	—	244
Acquisition related depreciation expense	13	33	63	111
Transitional service agreement income	—	—	2	—
Non-GAAP gross profit	$186,128	$218,029	$510,307	$588,107

GAAP income (loss) from operations	$(641)	$38,261	$(100,811)	$3,467
Product deferred revenue fair value adjustment	—	719	391	2,154
Service deferred revenue fair value adjustment	243	2,345	957	7,081
Share-based compensation expense	13,759	12,425	44,142	35,254
Amortization of acquired intangible assets	23,987	27,535	81,566	82,766
Business development and integration expense	1	(2,335)	386	2,577
New standard implementation expense	72	903	888	1,334
Compensation for post-combination services	99	225	717	866
Restructuring charges	13,895	3,363	17,514	3,821
Impairment of intangible assets	—	—	35,871	—
Acquisition related depreciation expense	122	498	784	1,559
Loss on divestiture	—	—	9,177	—
Transitional service agreement income	1,055	—	1,274	—
Non-GAAP income from operations	$52,592	$83,939	$92,856	$140,879

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
GAAP net income (loss)	$(3,603)	$89,685	$(92,535)	$62,995
Product deferred revenue fair value adjustment	—	719	391	2,154
Service deferred revenue fair value adjustment	243	2,345	957	7,081
Share-based compensation expense	13,759	12,425	44,142	35,254
Amortization of acquired intangible assets	23,987	27,535	81,566	82,766
Business development and integration expense	1	(2,335)	386	2,577
New standard implementation expense	72	903	888	1,334
Compensation for post-combination services	99	225	717	866
Restructuring charges	13,895	3,363	17,514	3,821
Impairment of intangible assets	—	—	35,871	—
Acquisition-related depreciation expense	122	498	784	1,559
Loss on divestiture	—	—	9,177	—
Transitional service agreement income	(45)	—	(45)	—
Income tax adjustments	(13,334)	(74,640)	(42,563)	(105,861)
Non-GAAP net income	$35,196	$60,723	$57,250	$94,546

GAAP diluted net income (loss) per share	$(0.05)	$1.02	$(1.17)	$0.70
Per share impact of non-GAAP adjustments identified above	0.50	(0.33)	1.89	0.35
Non-GAAP diluted net income per share	$0.45	$0.69	$0.72	$1.05

GAAP income (loss) from operations	$(641)	$38,261	$(100,811)	$3,467
Previous adjustments to determine non-GAAP income from operations	53,233	45,678	193,667	137,412
Non-GAAP income from operations	52,592	83,939	92,856	140,879
Depreciation excluding acquisition related	7,842	9,617	24,159	28,534
Non-GAAP EBITDA from operations	$60,434	$93,556	$117,015	$169,413

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
We account for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined by us as an arrangement with commercial substance identifying payment terms, each party’s rights and obligations regarding the products or services to be transferred and the amount the company deems probable of collection. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.
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
Bundled arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. We allocate the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately based on the element’s historical pricing. We also consider our overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, we have established SSP for a majority of our service elements based on historical standalone sales. In certain instances, we have established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements we consider quoted prices as part of multi-element arrangements of these engagements as a basis for establishing SSP. SSP has been established for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. We review sales of the product elements on a quarterly basis and update, when appropriate, our SSP for such elements to ensure that it reflects recent pricing experience. Our products are distributed through our direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control for the product transfers to the reseller or distributor. We record consideration given to a reseller or distributor as a reduction of revenue to the extent we have recorded revenue from the reseller or distributor. With limited exceptions, our return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, we have a history of successfully collecting receivables from our resellers and distributors.
Three Months Ended December 31, 2018 and 2017
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software-as-a-service offerings. During the three months ended December 31, 2018, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue. During the three months ended December 31, 2017, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$134,135	55%	$146,569	54%	$(12,434)	(8)%
Service	111,873	45	122,375	46	(10,502)	(9)%
Total revenue	$246,008	100%	$268,944	100%	$(22,936)	(9)%

Product. The 8%, or $12.4 million, decrease in product revenue compared with the same period last year was largely due to a decrease due to the divestiture of the HNT tools business as well as a decrease in service provider spending on service assurance products.
Going forward, we believe that the challenging market conditions that have impacted recent performance, including service provider capital spending pressures and enterprise customers’ uncertainty around the timing and scope of digital transformation initiatives, are likely to persist. Over the past several years, these dynamics have manifested in longer sales cycles, order delays and changes in order volumes. To effectively navigate these market conditions and ultimately improve revenue performance, we have made substantial investments in recent years to enhance and expand our product portfolio, thereby increasing our total addressable market and elevating our value proposition to customers. These initiatives are starting to generate improved top-line performance in the enterprise customer segment while also helping to fortify our relationships with service provider customers.
Service. The 9%, or $10.5 million, decrease in service revenue compared with the same period last year was primarily due to the divestiture of the HNT tools business, and lower maintenance and professional services revenue associated with legacy product lines.

Total revenue by geography is as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
United States	$148,379	60%	$156,511	58%	$(8,132)	(5)%
International:
Europe	45,058	18	53,938	20	(8,880)	(16)%
Asia	18,187	8	23,076	9	(4,889)	(21)%
Rest of the world	34,384	14	35,419	13	(1,035)	(3)%
Subtotal international	97,629	40	112,433	42	(14,804)	(13)%
Total revenue	$246,008	100%	$268,944	100%	$(22,936)	(9)%
United States revenue decreased 5%, or $8.1 million, compared with the same period last year primarily due to a decrease in revenue from service provider customers for our service assurance offerings and the divestiture of the HNT tools business. The 13%, or $14.8 million, decrease in international revenue compared with the same period last year was driven by lower demand for both the service assurance and security offerings and the divestiture of the HNT tools business. We expect revenue from sales to customers outside the United States to continue to account for a significant portion of our total revenue in the future. In accordance with United States export control regulations, we do not sell to, or do business with, countries subject to economic sanctions and export controls.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, manuals, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$40,517	16%	$39,810	15%	$707	2%
Service	29,067	12	24,699	9	4,368	18%
Total cost of revenue	$69,584	28%	$64,509	24%	$5,075	8%
Gross profit:
Product $	$93,618	38%	$106,759	40%	$(13,141)	(12)%
Product gross profit %	70%		73%
Service $	$82,806	34%	$97,676	36%	$(14,870)	(15)%
Service gross profit %	74%		80%
Total gross profit $	$176,424		$204,435		$(28,011)	(14)%
Total gross profit %	72%		76%
Product. The 2%, or $0.7 million, increase in cost of product revenue was primarily due to a $5.2 million increase in costs to deliver model calibration products, a $1.0 million increase in capitalized overhead costs, a $0.7 million increase in employee-related expenses due to an increase in variable incentive compensation, and a $0.7 million increase in inventory charges. These increases were partially offset by a $5.1 million decrease in direct material costs due to the shifts in product mix and a decrease in product revenue, and a $1.9 million decrease in the amortization of intangible assets. The product gross profit percentage decreased by three percentage points to 70% during the three months ended December 31, 2018 as compared with the three months ended December 31, 2017. The 12%, or $13.1 million, decrease in product gross profit corresponds with the 8%, or $12.4 million, decrease in product revenue and the 2%, or $0.7 million, increase in cost of product revenue.
Service. The 18%, or $4.4 million, increase in cost of service revenue during the three months ended December 31, 2018 when compared with the three months ended December 31, 2017 was primarily due to a $6.2 million increase in employee-related expenses primarily due to an increase in variable incentive compensation. This increase was partially offset by a $1.4 million decrease in contractor fees. The service gross profit percentage decreased by six percentage points to 74% for the three months ended December 31, 2018 as compared with the three months ended December 31, 2017. The 15%, or $14.9 million, decrease in service gross profit corresponds with the 9%, or $10.5 million, decrease in service revenue and the 18%, or $4.4 million, increase in cost of service.
Gross profit. Our gross profit decreased 14%, or $28.0 million, during the three months ended December 31, 2018 when compared with the three months ended December 31, 2017. This decrease is attributable to the decrease in revenue of 9%, or $22.9 million, and the 8%, or $5.1 million, increase in cost of revenue due primarily to the timing of substantially lower variable incentive compensation expense in fiscal year 2018. The gross profit percentage decreased four percentage points to 72% for the three months ended December 31, 2018 as compared with the three months ended December 31, 2017.
Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Research and development	$49,925	20%	$44,287	16%	$5,638	13%
Sales and marketing	74,024	30	77,270	29	(3,246)	(4)%
General and administrative	22,788	9	23,033	9	(245)	(1)%
Amortization of acquired intangible assets	16,433	7	18,221	7	(1,788)	(10)%
Restructuring charges	13,895	6	3,363	1	10,532	313%
Total operating expenses	$177,065	72%	$166,174	62%	$10,891	7%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 13%, or $5.6 million, increase in research and development expenses was primarily due to a $7.3 million increase in employee-related expenses due to an increase in variable incentive compensation, and a $0.6 million increase in business development expenses in the three months ended December 31, 2018 when compared with the three months ended December 31, 2017. These increases are partially offset by a $1.2 million decrease in contractor fees, and a $0.9 million decrease in depreciation expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 4%, or $3.2 million, decrease in total sales and marketing expenses was primarily due to a $3.3 million decrease in employee-related expenses resulting from lower headcount, a $0.7 million decrease in travel expenses, a $0.5 million decrease in depreciation expense and a $0.4 million decrease in contractors fees in the three months ended December 31, 2018, when compared with the three months ended December 31, 2017. These decreases are partially offset by a $1.8 million increase in expenses from marketing activities primarily in support of sales-related events.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 1%, or $0.2 million, decrease in general and administrative expenses was primarily due to a $1.7 million decrease in legal expenses, a $1.4 million decrease in consulting fees, a $1.2 million decrease in rent and other facilities related expenses, and a $0.3 million decrease in tax related items in the three months ended December 31, 2018 when compared with the three months ended December 31, 2017. These decreases were partially offset by a $4.5 million increase in employee-related expenses due to an increase in variable incentive compensation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and tradenames, and leasehold interests; related to the acquisition of Danaher Corporation's Communications Business (Comms Transaction), ONPATH Technologies, Inc. (ONPATH), Simena, LLC (Simena), Psytechnics, Ltd (Psytechnics), Network General Corporation (Network General), Avvasi Inc. (Avvasi). and Efflux Systems, Inc. (Efflux).
The 10%, or $1.8 million, decrease in amortization of acquired intangible assets was largely due to a decrease in amortization of the intangible assets related to the divestiture of the HNT tools business in September 2018.
Restructuring. During fiscal years 2018 and 2017, we restructured certain departments to better align functions, drive productivity and improve efficiency. During fiscal year 2019, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months ended December 31, 2018, we recorded a restructuring charge totaling $13.9 million related to one-time termination benefits for the employees who voluntarily terminated during the period.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(4,564)	(2)%	$(3,107)	(1)%	$(1,457)	(47)%
The 47%, or $1.5 million, increase in interest and other expense, net was primarily due to a $4.2 million increase in interest expense due to additional amounts drawn down on the credit facility in February 2018 as well as an increase in the average interest rate on the credit facility. This increase was partially offset by a $1.3 million increase in transitional services agreement income related to the HNT tools business divestiture, a $1.1 million increase in interest income, and a $0.5 million decrease in foreign exchange expense.
Income Taxes. Our effective income tax rates were 30.8% and (155.1)% for the three months ended December 31, 2018 and 2017, respectively. Generally, the effective tax rate differs from the statutory tax rate due to the impact of the research and development credit, newly enacted tax reform provisions (GILTI, BEAT, and FDII), the impact of state taxes and income generated in jurisdictions that have a different tax rate than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2018 is higher than the effective rate for the three months ended December 31, 2017, primarily due to the enactment of Tax Legislation in the prior period.
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
The Company has continued to assess the impact of the Tax Legislation since enactment on its consolidated financial statements. During the three months ended December 31, 2018, the Company completed its accounting for the Tax Legislation and increased its provisional tax expense estimate related to the transition tax associated with the deemed repatriation of foreign earnings by $0.9 million after continued assessment of guidance and recently issued regulations. As a result of The Tax Legislation, we expect that current and future foreign earnings may be repatriated tax efficiently. After fully assessing the impact of the Tax Legislation, the Company has determined that its current and future foreign earnings will not be indefinitely reinvested where the Company can now repatriate those earnings in a tax efficient manner acceptable to management and exceed local statutory and operational requirements. Additionally, the Company plans on a one-time repatriation of a portion of historical earnings that have been taxed as a result of the Tax Legislation which can be repatriated in a tax efficient manner. The

Company continues to assert that any remainder of its historical book basis in excess of tax basis will be permanently reinvested. It is not feasible to estimate the amount of unrecognized deferred U.S. taxes on these undistributed differences.
The Company is subject to the tax on the Global Intangible Low-Taxed Income (GILTI). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has included an estimate of GILTI in its estimated annual effective tax rate and has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”).

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(1,602)	(1)%	$(54,531)	(20)%	$52,929	97%
Nine Months Ended December 31, 2018 and 2017
Revenue
During the nine months ended December 31, 2018 and 2017, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$341,815	51%	$398,201	53%	$(56,386)	(14)%
Service	333,101	49%	353,362	47%	(20,261)	(6)%
Total revenue	$674,916	100%	$751,563	100%	$(76,647)	(10)%
Product. The 14%, or $56.4 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from service provider customers for both the service assurance and security offerings, as well as lower enterprise service assurance revenue related to the divestiture of the HNT tools business.
Service. The 6%, or $20.3 million, decrease in service revenue compared with the same period last year was primarily due to decreases in revenue from the divestiture of the HNT tools business, along with lower maintenance and professional services revenue primarily associated with legacy product lines.

Total revenue by geography is as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
United States	$412,377	61%	$448,761	60%	$(36,384)	(8)%
International:
Europe	109,529	16	132,488	17	(22,959)	(17)%
Asia	54,285	8	67,804	9	(13,519)	(20)%
Rest of the world	98,725	15	102,510	14	(3,785)	(4)%
Subtotal international	262,539	39	302,802	40	(40,263)	(13)%
Total revenue	$674,916	100%	$751,563	100%	$(76,647)	(10)%
United States revenue decreased 8%, or $36.4 million, and international revenue decreased 13%, or $40.3 million, primarily due to declines in both service assurance and cybersecurity products as well as the divestiture of the HNT tools business.
Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$107,974	16%	$120,643	16%	$(12,669)	(11)%
Service	87,617	13	84,671	11	2,946	3%
Total cost of revenue	$195,591	29%	$205,314	27%	$(9,723)	(5)%
Gross profit:
Product $	$233,841	35%	$277,558	37%	$(43,717)	(16)%
Product gross profit %	68%		70%
Service $	$245,484	36%	$268,691	36%	$(23,207)	(9)%
Service gross profit %	74%		76%
Total gross profit $	$479,325		$546,249		$(66,924)	(12)%
Total gross profit %	71%		73%
Product. The 11%, or $12.7 million, decrease in cost of product revenue compared to the same period last year was primarily due to an $14.4 million decrease in direct material costs due to the shifts in product mix and the decrease in product revenue, a $4.3 million decrease in the amortization of intangible assets, and a $0.7 million decrease in shipping costs. These decreases were partially offset by a $4.8 million increase in costs to deliver model calibration products, a $1.6 million increase in capitalized overhead costs, and a $0.4 million increase in employee related expenses largely due to an increase in variable incentive compensation. The product gross profit percentage decreased two percentage points to 68% during the nine months ended December 31, 2018 when compared to the nine months ended December 31, 2017. The 16%, or $43.7 million, decrease in product gross profit corresponds with the 14%, or $56.4 million, decrease in product revenue, partially offset by the 11%, or $12.7 million, decrease in cost of product.
Service. The 3%, or $2.9 million, increase in cost of service revenue compared to the same period last year was primarily due to an $8.0 million increase in employee related expenses associated with the timing of certain projects as well as an increase in variable incentive compensation. This increase is partially offset by a $3.3 million decrease in contractor fees, a $1.4 million decrease in expenses associated with the timing of certain projects, and a $0.6 million decrease in travel expenses. The service gross profit percentage decreased two percentage points to 74% for the nine months ended December 31, 2018 when compared to the nine months ended December 31, 2017. The 9%, or $23.2 million, decrease in service gross profit corresponds with the 6%, or $20.3 million, decrease in service revenue, and the 3%, or $2.9 million, increase in cost of services.
Gross profit. Our gross profit for the nine months ended December 31, 2018 decreased 12%, or $66.9 million, compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 10%, or $76.6 million, offset by a 5%, or $9.7 million, decrease in cost of revenue. The gross profit percentage decreased by two percentage points to 71% for the nine months ended December 31, 2018 when compared to the nine months ended December 31, 2017.
Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Research and development	$161,347	24%	$161,762	21%	$(415)	—%
Sales and marketing	224,207	33%	239,897	32%	(15,690)	(7)%
General and administrative	74,141	11%	82,400	11%	(8,259)	(10)%
Amortization of acquired intangible assets	57,879	9%	54,902	7%	2,977	5%
Restructuring charges	17,514	3%	3,821	1%	13,693	358%
Impairment of intangible assets	35,871	5%	—	—	35,871	100%
Loss on divestiture of business	9,177	1%	—	—	9,177	100%
Total operating expenses	$580,136	86%	$542,782	72%	$37,354	7%
Research and development. The $0.4 million decrease in research and development expenses for the nine months ended December 31, 2018 compared to the same period last year was primarily due to a $3.7 million decrease in consulting fees, and a $2.6 million decrease in depreciation expense. These decreases were partially offset by a $5.9 million increase in employee-related expenses due to an increase in variable incentive compensation.
Sales and marketing. The 7%, or $15.7 million, decrease in total sales and marketing expenses for the nine months ended December 31, 2018 compared to the same period last year was primarily due to a $5.6 million decrease in employee-related expenses due to lower headcount, a $3.9 million decrease in commissions expense, a $2.0 million decrease in consulting fees, a $1.6 million decrease in travel expense, a $0.6 million decrease in depreciation expense, a $0.6 million decrease in office-related expenses, a $0.5 million decrease in recruiting expenses, a $0.2 million decrease in trade shows and other events, and a $0.2 million decrease in training expense.
General and administrative. The 10%, or $8.3 million, decrease in general and administrative expenses for the nine months ended December 31, 2018 compared to the same period last year was primarily due to a $4.7 million decrease in legal expenses, a $2.0 million decrease in consulting fees, a $1.9 million decrease in business development expenses, a $1.5 million decrease in rent expense, a $1.2 million decrease in tax related items, a $0.8 million decrease in depreciation expense, and a $0.4 million decrease in office expenses when compared with the nine months ended December 31, 2017. These decreases are partially offset by a $4.7 increase in employee-related expenses due to an increase in variable incentive compensation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest; related to the Comms Transaction and the acquisitions of ONPATH, Simena, Replay, Psytechnics, Network General, Avvasi and Efflux.
The 5%, or $3.0 million, increase in amortization of acquired intangible assets for the nine months ended December 31, 2018 compared to the same period last year was due to the acceleration of certain intangibles related to the HNT tools business prior to the divestiture.
Impairment of intangible assets. During the three months ended June 30, 2018, we performed a quantitative analysis on certain intangible assets related to the HNT tools business. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, we recognized an impairment charge of $35.9 million during the nine months ended December 31, 2018.

Restructuring. During fiscal year 2018 and 2017, we restructured certain departments to better align functions, drive productivity and improve efficiency. During fiscal year 2019, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the nine months ended December 31, 2018, we recorded a restructuring charge totaling $17.5 million related to one-time termination benefits for the employees who voluntarily terminated during the period.
Loss on Divestiture of Business. During the nine months ended December 31, 2018, we recorded a $9.2 million loss on the divestiture of the HNT tools business.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(15,203)	(2)%	$(9,565)	(1)%	$(5,638)	(59)%
The 59%, or $5.6 million, increase in interest and other expense was primarily due to an $11.4 million increase in interest expense due to additional amounts drawn down on the credit facility in February 2018. This increase was partially offset by a $2.5 million increase in interest income, a $1.6 million increase in transitional services agreement income related to the HNT tools business divestiture, and a $1.4 million decrease in foreign exchange expense.
Income Taxes. Our effective income tax rates were 20.2% and 1,133.0% for the nine months ended December 31, 2018 and 2017, respectively. The effective tax rate for the nine months ended December 31, 2018 is lower than the effective rate for the nine months ended December 31, 2017, primarily due to the enactment of Tax Legislation in the prior period.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2018		2017
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(23,479)	(3)%	$(69,093)	(9)%	$45,614	66%

Off-Balance Sheet Arrangements

At December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We had a contingent liability related to the acquisition of Simena in November 2011 for future consideration to be paid to the seller which had an initial fair value of $8.0 million at the time of acquisition. The fair value of the contingent purchase consideration was $4.9 million at March 31, 2018. The contingent purchase consideration was paid to the seller in November 2018.
We had a contingent liability at March 31, 2018 for $523 thousand related to the acquisition of Efflux in July 2017. The $523 thousand was released from escrow to the sellers in July 2018.
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
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2018	March 31, 2018
Cash and cash equivalents	$369,054	$369,821
Short-term marketable securities	105,753	77,941
Long-term marketable securities	1,002	—
Cash, cash equivalents and marketable securities	$475,809	$447,762
Cash, cash equivalents and marketable securities
At December 31, 2018, cash, cash equivalents and marketable securities (current and non-current) totaled $475.8 million, a $28.0 million increase from $447.8 million at March 31, 2018, due primarily to cash provided by operating activities of $69.5 million, partially offset by $19.5 million used for capital expenditures and $11.4 million used for tax withholdings on restricted stock units during the nine months ended December 31, 2018.
At December 31, 2018, cash and short-term and long-term investments in the United States were $321.4 million, while cash held outside the United States was approximately $154.4 million.

Cash and cash equivalents were impacted by the following (in thousands):

	Nine Months Ended
	December 31,
	2018	2017
Net cash provided by operating activities	$69,514	$148,918
Net cash (used in) provided by investing activities	$(51,360)	$87,865
Net cash used in financing activities	$(14,264)	$(213,616)
Net cash from operating activities
Cash provided by operating activities was $69.5 million during the nine months ended December 31, 2018, compared with $148.9 million of cash provided by operating activities during the nine months ended December 31, 2017. This $79.4 million decrease was due in part to a $155.5 million decrease from net loss, an $81.4 million unfavorable impact from accounts receivable, and a $23.7 million decrease from prepaid expenses and other assets. These decreases were partially offset by a $72.4 million increase from deferred income taxes, a $47.3 million increase from accrued compensation and other expenses, a $35.9 million increase due to the impairment of intangible assets, an $8.9 million increase from share based compensation expense, a $7.4 million increase in loss on divestiture of business, and a $7.1 million increase from deferred revenue in the nine months ended December 31, 2018 as compared with the nine months ended December 31, 2017.
Net cash from investing activities

	Nine Months Ended
	December 31,
	(Dollars in Thousands)
	2018	2017
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(184,104)	$(71,323)
Proceeds from maturity of marketable securities	155,346	180,018
Purchase of fixed assets	(19,462)	(12,352)
Purchase of intangible assets	—	(505)
Payments related to the divestiture of business	(2,911)	—
Increase in deposits	(97)	(26)
Acquisition of businesses, net of cash acquired	—	(8,334)
Contingent purchase consideration	—	523
Capitalized software development costs	(132)	(136)
	$(51,360)	$87,865
Cash used in investing activities increased by $139.3 million to $51.4 million during the nine months ended December 31, 2018, compared with $87.9 million of cash provided by investing activities during the nine months ended December 31, 2017.
The overall decrease in cash inflow from marketable securities was primarily related to an increase of $112.8 million in the purchases of marketable securities and a $24.7 million decrease in proceeds from the maturity of marketable securities during the nine months ended December 31, 2018 when compared with the nine months ended December 31, 2017.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2019.

Net cash from financing activities

	Nine Months Ended
	December 31,
	(Dollars in Thousands)
	2018	2017
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$1
Payment of contingent consideration	(2,851)	(660)
Treasury stock repurchases	—	(200,000)
Tax withholding on restricted stock units	(11,415)	(12,957)
	$(14,264)	$(213,616)
Cash used in financing activities decreased by $199.3 million to $14.3 million during the nine months ended December 31, 2018, compared with $213.6 million of cash used in financing activities during the nine months ended December 31, 2017.
This decrease is primarily due to the fact that we repurchased 5,802,788 shares of our common stock for $200.0 million under our stock repurchase program during the nine months ended December 31, 2017. During the nine months ended December 31, 2018, our only stock repurchase activity was under the ASR.
In connection with the delivery of the Company's common stock upon vesting of restricted stock units, we have withheld 430,406 and 385,454 shares at a cost of $11.4 million and $13.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2018 and 2017, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount of shares that are available for repurchase under that program.
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
The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to 25 million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At December 31, 2018, $600 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended September 30, 2018, until we have delivered financial statements for the quarter ended December 31, 2018, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended September 30, 2018 until we have delivered financial statements for the quarter ended December 31, 2018, the commitment fee will be 0.30% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At December 31, 2018, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at December 31, 2018, which are being amortized over the life of the revolving credit facility. The unamortized balance was $7.0 million as of December 31, 2018. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $5.3 million was included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2019
We believe that our cash balances, available debt, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We expect that cash provided by operating activities in fiscal year 2019 will be lower than cash provided by operations in fiscal year 2018 due to changes in working capital and lower sales volumes.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At December 31, 2018, we owed $600 million on this loan with an interest rate of 4.3%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2018. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $2.6 million as of December 31, 2018.
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
At December 31, 2018, we had foreign currency forward contracts with notional amounts totaling $9.1 million. The valuation of outstanding foreign currency forward contracts at December 31, 2018 resulted in an asset balance of $21 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $224 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2018, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2018 resulted in a liability balance of $40 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $122 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2018, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2018-10/31/2018	—	$—	—	14,902,841
11/1/2018-11/30/2018	58,680	26.61	—	14,902,841
12/1/2018-12/31/2018	—	—	—	14,902,841
Total	58,680	$26.61	—	14,902,841

(1)
We purchased an aggregate of 58,680 shares during the three months ended December 31, 2018 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on October 24, 2017.

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

NETSCOUT SYSTEMS, INC.

Date: February 7, 2019	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 7, 2019	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)