Form 10-K
period 2019-03-31
NETSCOUT SYSTEMS INC
filed 2019-05-28
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-26251

NETSCOUT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2837575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
310 Littleton Road, Westford, MA 01886
(978) 614-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 Par value per share	NTCT	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2018 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1,886,903,665. As of May 13, 2019, there were 77,462,629 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the fiscal year 2019 Annual Meeting of Stockholders, which will be made available on the Company's website at ir.netscout.com and at the SEC's website at www.sec.gov, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2019

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

PART I

Item 1. Business
Overview
We are an industry leader in providing service assurance and security solutions that are used by customers worldwide to assure their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect the network from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader technology initiatives.
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
Markets
Our service assurance solutions are used by enterprises (including government agencies) and service providers to optimize network performance, quickly identify and resolve issues impacting application and service quality and gain insight into the end user experience. We also provide security solutions that enterprises and service providers use to identify and mitigate advanced, volumetric and application specific distributed denial of service (DDoS) attacks, as well as assist enterprise security teams in rapidly finding and isolating advanced network threats.
Enterprise Market
Within the enterprise market, NetScout's nGeniusONE and ISNG offerings, along with certain product lines acquired as part of the acquisition of Danaher's Corporation's (Danaher) Communication Business in July 2015 (Comms Transaction), enable IT organizations to support a growing range of performance management and security use cases including:

•
Network Performance Management - Our nGeniusONE analytics and our ISNG real-time information platform provide the necessary insight to optimize network performance, restore service and understand the quality of the users’ experience. By integrating certain acquired product lines and product features from the former Fluke Networks Enterprise business with our core offerings, our customers can benefit from a consistent view across their traditional wired network infrastructures, remote offices and WiFi wireless networks.

•
Application Performance Management: Data Center Transformation and Cloud Computing - We enable information technology (IT) organizations, from their development operations to their infrastructure teams, to manage the delivery of services across virtual and physical environments, providing a comprehensive, unified real-time view into network, application, server, and user communities' performance. We proactively detect emerging issues with the ability to help analyze both physical and virtual service delivery environments within the data center which enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments in consolidated, state-of-the-art data centers. Our solutions are often used by enterprises to support private cloud computing environments that are aimed at enabling greater, more cost-effective accessibility to applications without compromising the reliability and security of those applications and the network. Our solutions portfolio also includes a range of new virtual appliances that can help enterprise customers extend their monitoring of applications deeper into their traditional data centers, confidently migrate applications into public cloud environments and gain a comprehensive, cohesive view into the resulting hybrid cloud environment.

•
Unified Communications (UC) - We deliver deep application-level unified visibility into voice, data and video services side-by-side in order to understand the interrelationships of all UC services that traverse the network infrastructure and assess quality and performance of the delivery of these services. As a result, our real-time, actionable intelligence helps customers to deliver a high-quality UC experience as users make calls, video conference and engage in instant messaging. We also help desktop, network, telecom, and application teams manage UC through a common platform across complex, geographically dispersed, and multi-vendor environments.

•
Software-as-a-Service and Infrastructure Performance Management - We also provide enterprise customers with active agent-based offerings that can help them determine availability and performance levels for software-as-a-service (SaaS) applications, and gauge the health of servers, routers and switches as well as wireless and virtual infrastructures. As a result, customers can continuously monitor the performance of key business services and the infrastructure used to deliver them, regardless of how applications are deployed or where the user is located. Deployed independently or as part of our broader service assurance solution, these products also play an important role in helping enterprises deliver a superior user experience, achieve outstanding service quality and drive better returns on their application and infrastructure investments.

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

•
Cybersecurity: DDoS Protection and Cyber Threat Analytics - Computer networks continue to be targeted for cyberattacks that are aimed at disrupting, damaging or otherwise destroying an enterprise’s ability to conduct its business or gaining unauthorized access to corporate applications and stealing valuable information. We provide a range of network security solutions under the NetScout Arbor brand that enable enterprises to protect their networks from high-volume and application-specific DDoS attacks, which are aimed at either overwhelming the network with traffic or over-exercising specific functions or features of a website with the intention to disable those functions or features. We are also developing new security solutions for enterprises that provide greater deep-dive forensic capabilities as well as analytics that can provide visibility into anomalous behavior on the network that may be indicative of an advanced threat. These new security analytics will enable existing enterprise customers to leverage their historical investments in NetScout’s service assurance solutions by using the Adaptive Service Intelligence (ASI) data already being generated to support service assurance use cases.

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
Telecommunication Service Provider Markets
Today’s service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity, control costs and improve automation. This, coupled with the challenge of internet protocol (IP) transformation activities and complex technologies such as Long-Term Evolution (LTE), Network Functions Virtualisation (NFV), Internet Protocol Television (IP-TV), wireless network (WiFi) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Our service provider solutions support an expanding range of use cases including:

•
Service Assurance for Mobile, Fixed Line and Cable Operators - The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. Mobile operators use our offerings to gain real-time, detailed IP packet-level insight and core-to-access visibility, which enables them to ensure services offered over the network meet certain pre-defined quality levels for an optimal subscriber experience. NetScout’s service assurance solutions help service providers effectively manage capacity, assess overall network quality, take proactive steps to modify the network before issues impact subscribers, and quickly identify and troubleshoot network problems. In addition to improving the overall return on their network infrastructure investments, mobile operators using our solutions also benefit from improved network quality and unique customer insights - both of which contribute to subscriber acquisition, retention and monetization. The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, new extended WiFi initiatives and carrier Ethernet services presents fixed line and cable multi-system operators with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings and simplifying network operations while reducing total cost of operations. For example, cable operators use our solutions to monitor and manage their local area WiFi connectivity services, ensure the high-quality delivery of video to consumers outside of their homes as well as provide broadband and telephony services targeting small- and medium-sized businesses.

•
Business Intelligence for Service Providers - Service providers strive to understand how the performance of their networks impact customer experience, subscriber behavior and related usage trends. By combining network traffic data with other information, including support requests, subscriber calling plans, demographic data and other details, service providers can make more timely decisions about their offerings and sales and marketing initiatives to acquire, retain and further monetize their subscribers. NetScout’s analytics deliver timely insights into a service provider’s subscribers, services, networks, and applications, as well as easy export capabilities so that this information can be integrated into their data lakes and third-party analytic platforms.

•
DDoS Protection - Over the past decade, Internet Service Providers (ISPs), including leading telecommunications providers, cable multi service operators and cloud providers, have seen significant increases in the sophistication, scale and frequency of high-volume and application-specific DDoS attacks on their networks. DDoS attacks are aimed at disrupting the online services of an ISP’s business customer by overwhelming the network with traffic or by over-exercising specific functions or features of a website with the intention to disable those functions or features. NetScout Arbor DDoS solutions are used by a wide range of ISPs around the world to help protect their networks against DDoS attacks, and to resell certain DDoS offerings to their enterprise customers.

Products Overview
Since our founding in 1984, we have been an industry innovator in using internet protocol-based (IP-based) network traffic to help organizations manage and optimize the delivery of services and applications over their networks, improve the end-user experience and protect networks from unwanted security threats. Using our patented ASI technology, our solutions instantaneously convert network traffic data, often referred to as wire data, into high-value metadata, or "smart data," our offerings can help customers quickly identify and troubleshoot network and application performance issues, defend their networks from DDoS attacks, and rapidly find and isolate advanced network threats. Our solutions are typically deployed by customers as integrated hardware and software, as software only that is then integrated into commercial off-the-shelf hardware or in a virtualized form factor. NetScout's solutions help its customers meet the increasing demands and ever-changing technology landscape of IP networks, service and applications. In recent years, to further elevate our value proposition and address the near and long term needs of customers and prospects, we have delivered major product upgrades across our product lines by integrating key functionality from acquired product lines, increasing the deployment flexibility of our solutions, and adding new features and capabilities that enable us to address a broader range of use cases. Our primary products can be categorized as follows:

Service Assurance Solutions for Network and Application Performance, and Business Intelligence Analytics

•
nGeniusONE Management Software and Analytic Modules - NetScout's nGeniusONE management software is used to support our enterprise, service provider and government customers enabling them to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Other products acquired as part of the Comms Transaction are supported by their own respective management software and related analytics. Additionally, NetScout markets a range of specialized platforms and analytic modules that can enable its customers to analyze and troubleshoot traffic in radio access network and WiFi networks, as well as gain timely insight into high-value services, applications and systems, and better understand the subscriber’s experience on the network. nGeniusPULSE is an active testing tool that enables enterprises to identify infrastructure performance issues and determine application availability, reliability and performance. NetScout also markets its nGenius Business Analytics solution, which enables service providers to quickly and efficiently analyze their network traffic to gain greater and more timely insights into their subscribers, services, networks, and applications, as well as easily export our smart data into their data lakes and into third-party analytic platforms.

•
Visibility Products (Probes, Packet Flow Systems and Taps) - NetScout's ISNG platform provides real-time collection and analysis of information-rich, high-volume packet-flow data from across the network that is displayed through the nGeniusONE Service Assurance Solution. The ISNG is an advanced passive network probe that can be deployed as a traditional appliance with integrated hardware and software, as software-only for use in commercial-off-the-shelf hardware or in virtualized form factors. The virtualized form factor version of our intelligent data source, which is marketed as vSTREAM, can be deployed to support NFV environments as well as to cost-effectively monitor application performance in traditional data center, private cloud and public cloud environments. NetScout also provides comprehensive packet flow systems (also called network packet brokers or network visibility fabric switches), that deliver targeted network traffic access to a range of monitoring and security tools and systems, including the nGeniusONE Service Assurance platform. Additionally, NetScout markets a suite of test access points (TAPs) that enable full, non-disruptive access to network traffic with multiple link type and speed options.

Cybersecurity Solutions

•
DDoS Protection – NetScout provides security solutions that enable service providers and enterprises around the world to protect their networks against DDoS attacks under the Arbor brand. Dozens of service provider customers around the world also resell Arbor's solutions as a managed DDoS service to their enterprise customers. Our portfolio of DDoS solutions offers complete deployment flexibility spanning on-premise offerings and cloud-based capabilities to meet a broad array of customer needs, as well as specialized analytics and comprehensive threat intelligence information. Our DDoS offerings for service providers include Arbor Sightline for DDoS visibility and threat detection product, Arbor Threat Mitigation System for removing DDoS attack traffic from the network without disruption to key network services and Arbor Insight for advanced analytical and forensic information. Our DDoS offerings for enterprises include Arbor Edge Defense, a perimeter-based appliance for identifying and blocking incoming DDoS attacks and outbound malicious communications, and Arbor Cloud, a global, cloud-based traffic scrubbing service that quickly removes DDoS attack traffic. We plan to further enhance and expand these capabilities in ways that will enable greater adoption of our solutions by service provider and enterprise customers.

•
Advanced Threat Detection – We are in the process of expanding our enterprise security offerings to better leverage the investment that NetScout’s enterprise customers have made in our traditional service assurance solutions. By collecting network traffic via our probes, we can expand our value proposition by providing specialized analytics for both service assurance and security. Over the coming quarters, we plan to introduce new packet forensic capabilities designed specifically for security operations teams as well as new anomalous behavior analytics that security teams can use to identify and investigate potential advanced network threats.

Integration with Third-Party Solutions
To have greater operational impact on assuring performance of applications and service delivery, NetScout has integrated its technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius Service Assurance solution in order to perform detailed problem analysis and troubleshooting. The third-party solution providers that NetScout has integrated its solutions with are Cisco Systems, Cisco Sourcefire, Citrix Systems, Dell Technologies, Hewlett-Packard Company, IBM Tivoli and VMWare. In addition, we have embedded NetScout Arbor DDoS mitigation capabilities on a blade within Cisco's market-leading ASR9000 router and will continue to evaluate partnership opportunities to integrate its DDoS capabilities within other network equipment platforms.

Growth Strategy
The following are key elements in our growth strategy for fiscal year 2020:

•
Drive Innovation - In order to support our customers' near-term and longer-term requirements, we plan to continue innovating by enhancing and expanding our product portfolio. In particular, we continue to invest in research and development, and leverage the strong technical and domain expertise across its organization. Our engineering teams are focused on advancing technical innovation across its broad product portfolio. By capitalizing on our extensive experience with global enterprise, service provider and government organizations with IP-based networks, we remain well positioned to cross-leverage its technology development across all major platforms and relevant technologies to address the evolving demands of current and prospective customers.

•
Deliver Pervasive Visibility - By making our visibility products available in multiple form factors, including software that can be deployed with commercial off-the-shelf servers and as virtual appliances, we believe that it is easier and more affordable for customers to deploy our technology more broadly across their hybrid network and IT infrastructures. By offering more cost-effective instrumentation options, we are well positioned to help customers gain greater visibility into more places across their end-to-end network environments and address an even broader range of service assurance and security use cases.

•
Extension into Adjacent Markets - By enhancing and expanding our product portfolio and driving product integration via internal development and acquisitions, we have expanded our reach into complementary adjacent markets such as application performance management, infrastructure performance management and cybersecurity. We believe that this element of our strategy is integral to gaining access to larger budgets, increasing spending from existing customers, attracting new customers, and increasing our total addressable market. In particular, we plan to broaden our security solutions beyond the DDoS market with plans for new enterprise security offerings that can help our customers extract more value from the network traffic that we are already collecting to support service assurance use cases.

•
Fortify and Expand Existing Customer Relationships - We have an expansive, global customer base of service providers and enterprises that have purchased our products in support of major technology and network initiatives that they have implemented over the past decade. As a result, we believe we are well positioned to expand the scope of many of these relationships as we identify new opportunities to support new network and broader technology projects.

•
Expand our Customer Base - The investments we have made over the past several years to expand our product portfolio and support greater deployment flexibility also positions us to win new customers in established geographic markets where we can leverage our global direct sales organization and an extensive network of value-added resellers and systems integrators.

•
Increase Market Relevance and Awareness - We plan to continue to implement marketing campaigns aimed at generating high-quality sales opportunities with both current and prospective enterprise and service provider customers, promoting thought leadership and building the NetScout brand.

•
Extend our Technology Partner Alliance Ecosystem - We plan to continue to develop and fortify alliances with complementary solutions providers that can help us support a larger, more global and more diverse customer base. We also plan to continue to enhance our technology value, product capabilities and customer relevance through the continued integration of our products into technology partner products.

•
Pursue Strategic Acquisitions - We have completed many acquisitions since our inception that have helped broaden our capabilities, enhance our products and technologies, enable us to expand into adjacent markets and better position us to meet the needs of a larger base of customers and prospects.

•
Improve Cost Structure and Drive Efficiencies - We plan to balance our investments in key technology, product development, sales and marketing, and other initiatives that will enable us to drive long-term profitable growth with an ongoing focus on controlling costs and driving efficiencies. During fiscal year 2019, we divested the handheld network test tools (HNT) product lines, reduced personnel costs via a voluntary separation program and other related actions, consolidated certain facilities and carefully managed discretionary spending.

Support Services
Customer satisfaction is a key driver of our success. Our support programs offer customers various levels of high-quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 support to our premium customers. Certain support services, such as on-site support activities, are provided by qualified third-party support partners. In addition, many of our certified resellers provide Partner Enabled Support to our end users. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for end users to have the reseller provide initial support functions. Our support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, support commences upon expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 60 days to 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards. We expect to continue to provide support services for the acquired platforms under existing agreements and plan to explore opportunities to further simplify and standardize our support obligations over the coming years.
Manufacturing
Our manufacturing operations consist primarily of final product assembly, configuration and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process controls to ensure the quality and reliability of our products. We maintain an ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. We also maintain an ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction.
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
Our direct sales force uses a "high-touch" sales model that consists of face-to-face meetings with customers to understand and identify their unique business challenges and requirements. Our sales teams then translate those requirements into tailored business solutions that allow the customer to maximize the performance of its infrastructure and service delivery environment. Due to the complexity of the systems and the capital expenditures involved, our sales cycles typically take between three and twelve months. We build strategic relationships with our customers by continually enhancing our solution to help them address their evolving service delivery management challenges. In addition to providing a comprehensive solution to meet these needs, we continually provide software enhancements to our customers as part of their maintenance contracts with us. These enhancements are designed to provide additional and ongoing value to our existing customers to promote loyalty and the expansion of their deployment of our products. Existing customer growth is also driven by the expansion and changes in their networks as they add new infrastructure elements, new users, new locations, new applications and experience increasing service traffic volumes. In recent months, we have taken steps to drive more effective cross-selling of our service assurance and security solutions into our installed customer base by consolidating the previously separate security and service assurance salesforces and by realigning existing sales resources accordingly.
We also maintain an indirect reseller and distribution channel. Sales to customers outside the United States are primarily export sales through channel partners. Our channel partners assist us by improving our reach to customers, extending our presence in new markets, and marketing and selling our products to a broad array of organizations globally. We sell through a range of channel partners including value-added resellers, value-added distributors, resellers, and system integrators, to our enterprise, service provider and government customers. Historically and currently, we have used indirect distribution channels principally as intermediaries on contractual terms for customers with whom we do not have a contract. Our sales force meets with end user customers to present our products and solutions, conduct demonstrations, provide evaluation equipment, recommend detailed product solutions, develop product deployment designs and timelines, and assist in establishing financial and other justifications for the proposed solution. During this selling process, a channel partner, who has contracts with both the end customer and us, may be brought in to facilitate the transaction and to provide fulfillment services. In the case of international channel partners, those services usually also include currency translation and support. In the U.S., fulfillment services are usually limited to invoicing and cash collection. Under this approach, we have limited dependence upon channel partners for the major elements of the selling process. In many cases, there are multiple channel partners with the required contractual relationships, so dependence on any single channel partner is not significant.
During the fiscal years ended March 31, 2019 and 2018 no direct customers or indirect channel partners accounted for more than 10% of our total revenue. During the fiscal year ended March 31, 2017, one direct customer, Verizon Communications, Inc. (Verizon), accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
Marketing
Our marketing organization drives our market research, strategy, product positioning and messaging, and produces and manages a variety of programs such as customer forums, trade shows, industry events, advertising, public and analyst relations, social media, direct mail, seminars and webinars, sales promotions and other online marketing programs. These programs are focused on promoting the sale and acceptance of our solutions to further build the NetScout brand as well as the ASI, nGenius, Arbor and other applicable product brand names in the marketplace.
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2019, NetScout continued to invest in the promotion of the NetScout brand as well as the nGenius and Arbor brands as core solution-level brands in their respective markets. We expect to continue these initiatives during fiscal year 2020.
Research and Development
Our continued success depends significantly on our ability to anticipate and create solutions that will meet emerging customer requirements. NetScout works closely with its largest enterprise and service provider customers to better understand and address their near-term and longer-term requirements. By better understanding the key, time-sensitive needs of NetScout's global customer base, we believe NetScout's development programs will continue to result in enhanced products that are able to meet the increasing challenges of an increasingly complex and dynamic global network environment.
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
We predominantly develop our products internally, with some limited third-party contracting. We have also acquired developed technology through business acquisitions. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, and we also engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and application performance requirements for current and emerging technologies.
Seasonality
We have experienced, and expect to continue to experience, quarterly variations in our order bookings as a result of a number of factors, including the length of the sales cycle, complexity of customer environments, new product introductions and their market acceptance and seasonal factors affected by customer projects and typical IT buying cycles. Due to these factors, we historically have experienced stronger bookings during our fiscal third and fourth quarters than in our fiscal first and second quarters.
Customers
We sell our products to enterprises, service providers and local, state and federal governmental agencies with large- and medium-sized high-speed IP computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, manufacturing, healthcare, utilities, education, transportation and retail. Our telecommunications service provider customer group includes mobile operators, wireline operators, cable operators, internet service providers, and cloud providers.

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at March 31, 2019 was $19.8 million compared to $28.0 million at March 31, 2018. A majority of the backlog relates to customization and integration projects from our acquired business units. In some cases, we have begun these projects but have not yet hit billable milestones. A majority of revenue for these projects is expected to be recognized into revenue throughout fiscal year 2020.
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
While we face multiple competitors within the service assurance industry, we believe that we compete favorably on the basis of the following factors:

•
we provide a comprehensive service delivery management solution that is capable of addressing the needs of both enterprise and service provider customers and can be scaled to meet the challenges of today's dynamic service delivery environments;

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

In the enterprise market, our competitors include companies who provide network performance management, application performance management, infrastructure performance management and other related solutions such as Avaya, CA Technologies, Cisco Systems, Dynatrace, ExtraHop, InfoVista, Keysight, SevOne, Viavi, Gigamon, Lancope, Corvil, ThousandEyes, New Relic, Riverbed Technology and SolarWinds. In addition, we both compete with and partner with large enterprise management vendors, such as HP and IBM, who offer performance management solutions. We also compete with smaller, privately held competitors who often focus on specific vertical markets.
In the service provider market, we compete with traditional probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Alcatel-Lucent, Anritsu, Cisco, Empirix, Ericsson, Dell Technologies, EXFO (which acquired Astellia in March 2018), Guavas, Huawei, IBM, Niksun, Polystar, Radcom, SevOne, Splunk and Viavi. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
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

In the DDoS solutions market, we compete under the NetScout Arbor brand with a broad range of vendors including Radware, Akamai, F5 Networks, A10 Networks, Fortinet and Corero Network Security. In the market for specialized threat analysis, packet forensics and protection solutions used to identify advanced network threats, we compete with a range of vendors including Darktrace, Vectra Networks, FireEye, Cisco, Palo Alto Networks, RSA (a Dell Technologies business) and other specialist providers.
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
We use contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect its intellectual property portfolio and rights from infringement. From a contractual perspective, we use license agreements and non-disclosure agreements to control the use of our intellectual property and protect our trade secrets from unauthorized use and disclosure. In addition to license agreements, we rely on U.S. and international copyright law to protect against unauthorized copying of software programs in the U.S. and abroad. We have obtained U.S. and foreign trademark registrations to preserve and protect certain trademarks and trade names. We have also filed and obtained U.S. patents and international counterparts to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all of our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A "Risk Factors."
Employees
At March 31, 2019, we had a total of 2,585 employees.
Corporate Information
Our corporate headquarters are located at 310 Littleton Road, Westford, Massachusetts, and our telephone number is (978) 614-4000. We were incorporated in Delaware in 1984.
Our internet address is http://www.NetScout.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are made available free of charge on or through our website at ir.netscout.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. None of the information posted on our website is incorporated by reference into this Report.
We webcast our earnings calls and certain events we participate in or host with members of the investment community. They are made available on our investor relations website at ir.netscout.com//investors/events-and-presentations/events-calendar/default.aspx. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these sections of our investor relations website are not intended to be incorporated by reference into this report or in any other report or document we file with the SEC.

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
Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, as a result of a variety of factors associated with our industry, many of which may be outside of our control, including the following:

•	the rate of growth of, and changes in technology trends in, our market and other industries in which we currently operate or may operate in the future;

•	technology spending by current and potential customers, and the timing and size of orders from customers, especially in light of our lengthy sales cycle;

•	reduced demand for our products and uneven demand for service delivery and network and application performance management solutions and network security solutions;

•	the timing and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of hiring sales personnel and the speed at which such personnel become fully productive;

•
our ability to develop and manufacture new products and technologies in a timely manner, the competitive position of our products, and the continued acceptance of our products by our customers and in the industries that we serve;

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
Our actual operating results may differ significantly from our guidance.
We release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this "Risk Factors" section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.
On January 16, 2018, we amended and expanded our existing credit facility (Amended Credit Agreement) with a syndicate of lenders. The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We have used the new credit facility for working capital purposes and to finance the repurchase of common stock under our previously announced accelerated stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. As of the date of this report, we had approximately $500 million in outstanding indebtedness under the Amended Credit Agreement. Our debt level can have negative consequences, including exposing us to interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for a more detailed description please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, for example, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Amended Credit Agreement and the other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.
Interest on the outstanding balances under our Amended Credit Agreement is calculated based on the London Interbank Offered Rate (LIBOR). On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
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
Additionally, sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, we may invoice customers in a currency other than the functional currency of our business, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.
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

•
certain provisions of the Tax Cut and Jobs Act and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by us in the absence of regulatory guidance and judicial interpretations;

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
We consider accounting policies related to revenue recognition, marketable securities, valuation of goodwill intangible assets and other acquisition accounting items, and share-based compensation to be critical in fully understanding and evaluating our financial results. Management makes accounting judgments and estimates related to these policies. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely impact our business. As a result, our operating results and financial condition could be materially and adversely impacted in future periods and could negatively affect our stock price.
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
The market for application and network performance management, service assurance and cybersecurity solutions is highly competitive and characterized by rapid changes in technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in computer networking technologies, new application technologies, new security risks and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products and solutions or could render our existing or planned products and services obsolete. We must address demand from our customers for advancements in our products and services applications in order to support our customers' growing needs and requirements. In order to meet this challenge and remain competitive in the market, we must introduce new enhancements, and additional form factors, to our existing product lines and service offerings. If we are unable to develop, introduce and communicate new network and application performance management,and service assurance products, network security products and solutions or enhancements to existing products, , in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology, cyber risk and customer preferences, we must devote significant resources to research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions, including moving to higher software content in our products. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results and financial condition could be materially and adversely impacted. We are currently developing a number of new products as well as enhancements to our existing products and offerings, including software only solutions and products available in multiple form factors.
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
The move to software focused products requires higher unit sales
To capture higher sales margins and reduce the environmental impacts of our products, we are moving to increase our software offerings. While software products have a higher overall sales margin than that of bundled hardware and software products, the per unit revenue for software only sales is lower than for sales that include software/hardware bundles. Therefore, in order to increase overall revenue, we will need to sell more units of software only products to meet and/or exceed the revenues generated by software/hardware bundled products.
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
The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. Additional growth will place significant demands on our management, infrastructure, and other resources. To manage further growth effectively, we must hire, integrate, and retain highly skilled personnel qualified to manage our expanded operations. We will also need to continue to improve our financial and management controls, reporting systems, and procedures. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization, attraction and retention of key personnel, our business, our operating results and financial condition could be materially and adversely impacted. To manage our growth effectively, we may need to implement new or enhanced automated infrastructure technology and systems.

Any disruptions or ineffectiveness relating to our systems implementations and enhancements could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business.
As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, most of our employees are now based outside of our headquarters. If we are unable to appropriately increase management depth and enhance succession planning, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified employees, properly train them and manage out poorly performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.
As our business evolves, we must also expand and adapt our information technology (IT) and operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes, customer relationship management systems, and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that impact the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation and economic loss.
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
The occurrence of a natural disaster or an act of terrorism, or a decision or need to close any of our facilities without adequate notice or time for making alternative arrangements could result in interruptions in the delivery of our products and services. Our central business functions, including administration, human resources, finance services, development, manufacturing and customer support depend on the proper functioning of our computer, telecommunication and other technology systems and operations. some of which are operated or hosted by third parties.
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
Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business.
The products and services we sell to customers, and our cloud-based solutions, may contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in an exploit which compromises security.
Customers also need to test security releases before they can be deployed which can delay implementation. In addition, we rely on third-party providers of software and cloud-based service and we cannot control the rate at which they remedy vulnerabilities. Customers may also not deploy a security release, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the release, leaving them vulnerable.
Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business.
Cyberattacks, data breaches, malware or terrorism may disrupt our operations, harm our operating results and financial condition, and damage our reputation, and cyberattacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation, or otherwise harm our business.
Despite our implementation of network and product security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data breaches, malware, and similar disruptions from unauthorized tampering or human error. Any such event could compromise our networks or those of our customers, suppliers, or partners, and the information stored on our networks or those of our customers, suppliers, or partners could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation.
Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement, and may not be entirely successful.  Cybersecurity breaches in our customers’ networks (or those of our suppliers or partners), or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise harm our business.
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
We assumed certain non-U.S. pension benefit obligations associated with the business acquired in the Comms Transaction. Future funding obligations related to these liabilities could restrict cash available for our operations, capital expenditures or other requirements, or require us to borrow additional funds.
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
To increase our sales we need to continue to enhance our indirect sales efforts, to continue to manage and expand these existing distribution channels and to develop new indirect distribution channels. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners sell competitive products and services and the loss of, or reduction in sales by, these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors or bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 39%, 41%, and 38% of our total revenue for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
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
The rapid evolution and increasing enforcement of privacy and security laws and regulations around the world could require significant company resources, limit certain functionalities of our products, and harm our business.
The enactment of new federal, state, and foreign data privacy and security laws and regulations and changes to existing legal frameworks have required an adjustment to some of our internal processes and increased compliance costs. We expect future changes could require similar efforts and resources with regard to compliance. The adoption of or changes to any such data privacy and laws and regulations could affect demand for our products, increase the cost of selling our products and divert time and attention of our management, all of which could have a material and adverse effect on our financial condition and results of operations.
Foreign data protection laws and regulations are rapidly evolving. The European Union (EU) data protection law, the General Data Protection Regulation (GDPR), which became effective in May 2018, is wide-ranging in scope. In order to adapt to these new requirements, we continue to invest resources necessary to enhance our policies and controls across our business units and services relating to how we collect and use personal data from customers and employees and how vendors handle personal data we provide to them. Similar privacy and data protection laws have also been proposed in other states and at the federal level.
Any actual or perceived failure by us to adequately comply with privacy and security laws and regulations, or to protect personal data and other data we process or maintain may harm our reputation and negatively impact sales, or could result in damage to our reputation, loss of goodwill, decreased sales, regulatory investigations and enforcement actions against us, fines, penalties and other liabilities, and claims by customers and other third parties, any of which could have a material adverse effect on our operations, financial performance and business.
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
Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market segment. Certain industries may be more acutely affected by economic, geopolitical and other factors, including changes in U.S. trade policy with China, than other sectors. Our public sector customers are affected by federal, state and local budget decisions. To the extent that one or more of the sectors in which our customer base operates is adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted. If companies in our target markets reduce capital expenditures, we may experience a reduction in sales, longer sales cycles, slower adoption of new technologies as well as downward pressure on the price of our products.
International economic, political, legal, compliance and business factors could negatively affect our financial statements and growth.
We expect to continue to develop our sales and presence outside the U.S., particularly in high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, any of which could negatively affect our business, financial condition and results of operations.
In particular, the decision by voters in the United Kingdom to leave the European Union (EU) has resulted in significant and wide-ranging economic effects across multiple markets. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, and undermine bilateral cooperation in key policy areas. In addition, a withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us. We have taken steps to assess our Brexit-related risk and continue to monitor developments to assess potential business impacts.
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
Our growth will depend in part on the growth of the markets which we serve. We serve certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software and services that we offer. Any of these factors could adversely affect the business, financial condition and results of operations of the combined company in any given period.
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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control.
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products and platform capabilities, or third-party proprietary rights;

•	cybersecurity attacks or incidents;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	changes in our board of directors or management;

•	announced or completed equity or debt transactions involving our securities;

•	sales of shares of our common stock by us, our officers, directors, or other stockholders;

•	lawsuits filed or threatened against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, and cash flows. A decline in the value of our common stock, including as a result of one or more factors set forth above, may result in substantial losses for our stockholders.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Westford, MA, in approximately 175,000 square feet of space under a lease expiring in September 2030. In addition, we lease office and/or manufacturing space in Allen, Texas; San Jose, California; Ann Arbor, Michigan; and Bangalore, India.
Item 3. Legal Proceedings
From time to time, we are subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against us and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. We filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post judgement interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following the entry of judgment, we filed motions for judgment as a matter of law, seeking to both overturn the verdict and to reduce damages. We have concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require us to provide an estimate for the range of potential liability. We currently estimate that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products. We intend to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the Nasdaq Global Select Market, under the symbol NTCT.
Stockholders
At May 13, 2019, we had 99 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 14,000.
Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2014 through March 31, 2019 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2014 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.
The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019
NetScout Systems, Inc.	$100.00	$116.68	$61.12	$100.98	$70.12	$74.69
Nasdaq Composite – Total Returns	$100.00	$118.12	$118.77	$145.94	$176.24	$194.97
Nasdaq Computer and Data Processing	$100.00	$109.40	$138.82	$171.00	$234.31	$279.45

Dividend Policy
In fiscal years 2019 and 2018, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, to pay down our debt, and to fund our stock buyback program further described under Item 7 "Liquidity and Capital Resources." Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2019 - 1/31/2019	—	$—	—	14,902,841
2/1/2019 - 2/28/2019	383,744	26.52	363,098	14,539,743
3/1/2019 - 3/31/2019	180,784	26.79	180,153	14,359,590
Total	564,528	$26.61	543,251	14,359,590

(1)
We purchased an aggregate of 21,277 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed 25 million share repurchase program).

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2019, 2018 and 2017 and the consolidated balance sheet data at March 31, 2019 and 2018 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2016 and 2015 and the consolidated balance sheet data at March 31, 2017, 2016 and 2015 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. Certain amounts for the twelve months ended March 31, 2018, 2017 and 2016, respectively, have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
	2019	2018	2017	2016 (1)	2015
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$467,289	$520,418	$715,404	$625,537	$272,895
Service	442,629	466,369	446,708	329,882	180,774
Total revenue	909,918	986,787	1,162,112	955,419	453,669
Cost of revenue:
Product	140,938	158,628	233,275	235,996	59,037
Service	113,189	113,277	112,864	92,453	35,524
Total cost of revenue	254,127	271,905	346,139	328,449	94,561
Gross profit	655,791	714,882	815,973	626,970	359,108
Operating expenses:
Research and development	203,588	215,076	232,701	208,630	75,242
Sales and marketing	291,870	312,536	328,628	293,335	136,446
General and administrative	93,572	109,479	118,438	117,714	47,296
Amortization of acquired intangible assets	74,305	76,640	70,141	32,373	3,351
Restructuring charges	18,693	5,209	4,001	468	—
Impairment of intangible assets	35,871	—	—	—	—
Loss on divestiture of business	9,472	—	—	—	—
Total operating expenses	727,371	718,940	753,909	652,520	262,335
Income (loss) from operations	(71,580)	(4,058)	62,064	(25,550)	96,773
Interest and other expense, net	(21,332)	(14,601)	(9,879)	(6,889)	(1,808)
Income (loss) before income tax expense (benefit)	(92,912)	(18,659)	52,185	(32,439)	94,965
Income tax expense (benefit)	(19,588)	(98,471)	18,894	(4,070)	33,773
Net income (loss)	$(73,324)	$79,812	$33,291	$(28,369)	$61,192
Basic net income (loss) per share	$(0.93)	$0.91	$0.36	$(0.35)	$1.49
Diluted net income (loss) per share	$(0.93)	$0.90	$0.36	$(0.35)	$1.47
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	78,617	87,425	92,226	81,927	41,105
Net income (loss) per share—diluted	78,617	88,261	92,920	81,927	41,637

(1)
During the fiscal year ended March 31, 2016, NetScout completed the Comms Transaction. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock.

	March 31,
	2019	2018	2017	2016 (1)	2015
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$486,988	$447,762	$464,705	$352,075	$264,857
Working capital	$421,286	$339,108	$394,279	$283,422	$149,651
Total assets	$3,269,994	$3,368,608	$3,601,513	$3,592,843	$669,049
Debt	$550,000	$600,000	$300,000	$300,000	$—
Total stockholders’ equity	$2,065,433	$2,068,782	$2,436,250	$2,443,382	$435,750

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
Overview
We are an industry leader in providing service assurance and security solutions that are used by customers worldwide to assure their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect the network from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader technology initiatives.
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

Results Overview
Total revenue for the fiscal year ended March 31, 2019 was primarily impacted by lower spending by customers in the service provider customer segment for both service assurance and DDoS solutions, and the timing of the divestiture of the HNT tools business in mid-September 2018.
Our gross profit percentage remained flat during the fiscal year ended March 31, 2019 as compared with the fiscal year ended March 31, 2018.

Net loss for the fiscal year ended March 31, 2019 was $73.3 million, as compared with net income for the fiscal year ended March 31, 2018 of $79.8 million, resulting in an increase in net loss of $153.1 million. The increase in net loss was primarily due to a $78.9 million decrease in the income tax benefit, a $35.9 million impairment charge of certain intangible assets related to the HNT tools business, a $13.5 million increase in restructuring charges due to the voluntary separation program, a $13.5 million increase in interest expense due to additional amounts drawn down on the credit facility as well as an increase in the average interest rate on the credit facility, and a $9.5 million loss on the divestiture of the HNT tools business during the twelve months ended March 31, 2019. This increase was partially offset by a net $9.0 million decrease in employee-related expenses as a result of a decrease in headcount partially offset by an increase in incentive compensation.
At March 31, 2019, we had cash, cash equivalents, and marketable securities of $487.0 million. This represents an increase of $39.2 million over the previous fiscal year ended March 31, 2018. This increase was primarily due to $149.8 million in cash provided by operations during the fiscal year ended March 31, 2019, partially offset by $50.0 million used to repay long-term debt, $23.4 million used for capital expenditures, $14.5 million used to repurchase shares of our common stock, and $11.9 million used for tax withholdings on restricted stock units.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation, as well as revenue impacted by the amortization of acquired intangible assets. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, certain expenses relating to acquisitions including depreciation costs, compensation for post-combination services and business development and integration costs and adds back transitional service agreement income. Non-GAAP income from operations includes the aforementioned adjustments and also removes restructuring charges, intangible asset impairment charges, loss on divestiture and costs related to new accounting standard implementation. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, net of related income tax effects in addition to the provisional one-time impacts of the U.S. Tax Cuts and Jobs Act (TCJA) while removing transitional service agreement income and changes in contingent consideration. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the fiscal years ended March 31, 2019, 2018 and 2017:

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2019	2018	2017
GAAP revenue	$909,918	$986,787	$1,162,112
Product deferred revenue fair value adjustment	391	3,064	6,786
Service deferred revenue fair value adjustment	1,199	9,409	19,476
Amortization of acquired intangible assets	—	9	11,439
Non-GAAP revenue	$911,508	$999,269	$1,199,813

GAAP gross profit	$655,791	$714,882	$815,973
Product deferred revenue fair value adjustment	391	3,064	6,786
Service deferred revenue fair value adjustment	1,199	9,409	19,476
Share-based compensation expense	7,422	5,983	4,890
Amortization of acquired intangible assets	31,238	37,332	53,455
Business development and integration expense	—	244	398
Compensation for post-combination services	—	—	552
Acquisition related depreciation expense	75	145	240
Transitional service agreement income	2	—	—
Non-GAAP gross profit	$696,118	$771,059	$901,770

GAAP income (loss) from operations	$(71,580)	$(4,058)	$62,064
Product deferred revenue fair value adjustment	391	3,064	6,786
Service deferred revenue fair value adjustment	1,199	9,409	19,476
Share-based compensation expense	56,328	47,317	39,189
Amortization of acquired intangible assets	105,543	113,972	123,596
Business development and integration expense	874	2,689	12,083
New standard implementation expense	914	2,630	—
Compensation for post-combination services	789	1,108	5,076
Restructuring charges	18,693	5,209	4,001
Impairment of intangible assets	35,871	—	—
Acquisition related depreciation expense	905	2,057	3,136
Loss on divestiture	9,472	—	—
Transitional service agreement income	2,186	—	—
Non-GAAP income from operations	$161,585	$183,397	$275,407

GAAP net income (loss)	$(73,324)	$79,812	$33,291
Product deferred revenue fair value adjustment	391	3,064	6,786
Service deferred revenue fair value adjustment	1,199	9,409	19,476
Share-based compensation expense	56,328	47,317	39,189
Amortization of acquired intangible assets	105,543	113,972	123,596
Business development and integration expense	874	2,689	12,083
New standard implementation expense	914	2,630	—
Compensation for post-combination services	789	1,108	5,076
Restructuring charges	18,693	5,209	4,001

Impairment of intangible assets	35,871	—	—
Acquisition-related depreciation expense	905	2,057	3,136
Loss on divestiture	9,472	—	—
Other income	—	(57)	(426)
Transitional service agreement income	(45)	—	—
Change in contingent consideration	1,495	—	—
Income tax adjustments	(49,877)	(142,546)	(67,662)
Non-GAAP net income	$109,228	$124,664	$178,546

GAAP diluted net income (loss) per share	$(0.93)	$0.90	$0.36
Per share impact of non-GAAP adjustments identified above	2.31	0.51	1.56
Non-GAAP diluted net income per share	$1.38	$1.41	$1.92

GAAP income (loss) from operations	$(71,580)	$(4,058)	$62,064
Previous adjustments to determine non-GAAP income from operations	233,165	187,455	213,343
Non-GAAP income from operations	161,585	183,397	275,407
Depreciation excluding acquisition related	31,430	37,474	34,131
Non-GAAP EBITDA from operations	$193,015	$220,871	$309,538

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
We derive revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. The majority of our product sales consist of hardware products with embedded software that are essential to providing customers the intended functionality of the solutions. We also sell software offerings decoupled from the underlying hardware and software solutions to provide customers with enhanced functionality.
We account for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined to us as an arrangement with commercial substance identifying payment terms, each party’s rights and obligations regarding the products or services to be transferred and the amount we deem probable of collection. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.
Product revenue is typically recognized upon shipment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. Our service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, stand-ready software-as-a-service (SAAS) and other professional services including consulting and training. We generally provide software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Bundled arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. We allocate the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately based on the element’s historical pricing. We also consider our overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, we have established SSP for a majority of our service elements based on historical standalone sales. In certain instances, we have established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements, we consider quoted prices as part of multi-element arrangements of those engagements as a basis for establishing SSP. SSP has been established for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. We review sales of the product elements on a quarterly basis and update, when appropriate, SSP for such elements to ensure that it reflects recent pricing experience. Our products are distributed through our direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. We record consideration given to a reseller or distributor as a reduction of revenue to the extent we have recorded revenue from the reseller or distributor. With limited exceptions, our return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, we have a history of successfully collecting receivables from our resellers and distributors.
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
Valuation of Goodwill, Intangible Assets and Other Acquisition and Divestiture Accounting Items
We amortize acquired definite-lived intangible assets over their estimated useful lives. Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value. We perform the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise. We have identified two reporting units: (1) Service Assurance and (2) Security.
To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on our qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. During fiscal year 2019, we performed a quantitative analysis for goodwill. We determined the fair value of the reporting unit's goodwill using established income and market valuation approaches. Goodwill was estimated to be recoverable as of January 31, 2019.
Indefinite-lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the indefinite-lived intangible assets below its carrying value. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible is impaired. If based on our qualitative assessment we conclude that it is more likely than not that the fair value of the indefinite-lived asset is greater than its carrying amount, quantitative impairment testing is not required. We completed our annual impairment test of the indefinite-lived intangible asset at January 31, 2019 using the qualitative Step 0 assessment. No impairment indicators were observed as of January 31, 2019.

We completed two acquisitions and one divestiture during the three-year period ended March 31, 2019. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, we use a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. We are also required to develop the fair value for customer relationships acquired as part of these transactions which requires that we create estimates for the following items: a projection of future revenues associated with the acquired company's existing customers, a turnover rate for those customers, a margin related to those sales, and a risk adjusted rate of return for a market participant purchasing those relationships.
We have a contingent consideration asset related to the divestiture of our handheld network test (HNT) tools business in September 2018. The contingent consideration asset represents potential future earnout payments to us of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the acquisition date and was measured using observable (Level 3) inputs. The contingent consideration asset at March 31, 2019 was $0.8 million.
We had a contingent liability at March 31, 2018 for $523 thousand related to the acquisition of Efflux Systems, Inc. (Efflux) in July 2017 for which an escrow account was established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The $523 thousand was paid to the seller in July 2018.
We had a contingent liability at March 31, 2018 for $4.9 million related to the acquisition of Simena LLC (Simena) in November 2011, which was based on the ultimate settlement of assets and liabilities acquired as part of the transaction, and the former owners' future period of employment with us. The contingent purchase consideration of $5.0 million was paid to the seller in November 2018.
We had $660 thousand of contingent purchase consideration related to the acquisition of Avvasi Incorporated (Avvasi) in August 2016 for which an escrow account was established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The $660 thousand was paid to the seller in August 2017.
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

Results of Operations
Comparison of Years Ended March 31, 2019 and 2018
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the fiscal years ended March 31, 2019 and 2018, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2019		2018		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$467,289	51%	$520,418	53%	$(53,129)	(10)%
Service	442,629	49	466,369	47	(23,740)	(5)%
Total revenue	$909,918	100%	$986,787	100%	$(76,869)	(8)%
Product. The 10%, or $53.1 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from service provider customers for both the service assurance and security offerings, as well as lower enterprise-related product revenue tied to the divestiture of the HNT tools business.
Service. The 5%, or $23.7 million, decrease in service revenue compared to the same period last year was primarily due to lower professional services revenue, a reduction of support renewals on non-core product lines, as well as the divestiture of the HNT tools business.
Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2019		2018		Change
		% of Revenue		% of Revenue	$	%
United States	$553,267	61%	$581,853	59%	$(28,586)	(5)%
International:
Europe	148,036	16	174,445	18	(26,409)	(15)%
Asia	72,355	8	88,917	9	(16,562)	(19)%
Rest of the world	136,260	15	141,572	14	(5,312)	(4)%
Subtotal international	356,651	39	404,934	41	(48,283)	(12)%
Total revenue	$909,918	100%	$986,787	100%	$(76,869)	(8)%
United States revenue decreased 5%, or $28.6 million, primarily due to declines in both service assurance and cybersecurity products, as well as the divestiture of the HNT tools business. International revenue decreased 12%, or $43.8 million, primarily due to declines in both service assurance and cybersecurity products, as well as the divestiture of the HNT tools business.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2019		2018
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$140,938	16%	$158,628	16%	$(17,690)	(11)%
Service	113,189	12	113,277	12	(88)	—%
Total cost of revenue	$254,127	28%	$271,905	28%	$(17,778)	(7)%
Gross profit:
Product $	$326,351	36%	$361,790	37%	$(35,439)	(10)%
Product gross profit %	70%		70%		—%
Service $	329,440	36%	353,092	36%	(23,652)	(7)%
Service gross profit %	74%		76%		(2)%
Total gross profit $	$655,791		$714,882		$(59,091)	(8)%
Total gross profit %	72%		72%		—%
Product. The 11%, or $17.7 million, decrease in cost of product revenue compared to the same period last year was primarily due to a $17.8 million decrease in direct material costs due to shifts in product mix and the decrease in product revenue, a $6.4 million decrease in the amortization of intangible assets, a net $6.3 million decrease in employee-related expenses associated with the timing of certain projects partially offset by an increase in variable incentive compensation, and a $0.6 million decrease in shipping costs. These decreases were partially offset by an $11.6 million increase in costs to deliver model calibration products and a $1.8 million increase in capitalized overhead costs. The product gross profit percentage remained flat at 70% during the fiscal year ended March 31, 2019 as compared to the same period in the prior year. The 10%, or $35.4 million decrease in product gross profit, corresponds with the 10%, or $53.1 million decrease in product revenue, partially offset by the 11%, or $17.7 million decrease in cost of product.
Service. The $0.1 million decrease in cost of service revenue was primarily due to an $8.5 million decrease in contractor fees, a $2.0 million decrease in travel expenses, and a $1.7 million decrease in expenses associated with the timing of certain projects. These decreases were almost entirely offset with a net $12.0 million increase in employee-related expenses associated with the timing of certain projects as well as an increase in variable incentive compensation partially offset by a decrease due to a reduction in headcount as a result of the voluntary separation program. The service gross profit percentage decreased by two percentage points to 74% during the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018. The 7%, or $23.7 million, decrease in service gross profit corresponds with the 5%, or $23.7 million, decrease in service revenue, partially offset by the $0.1 million decrease in cost of services.
Gross profit. Our gross profit decreased 8%, or $59.1 million, compared to the fiscal year ended March 31, 2018. This decrease is attributable to the 8%, or $76.9 million, decrease in revenue offset by a $17.8 million, or 7%, decrease in cost of revenue. The gross margin percentage remained flat at 72% during the fiscal year ended March 31, 2019 compared to the same period in the prior year.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2019		2018
		% of Revenue		% of Revenue	$	%
Research and development	$203,588	22%	$215,076	22%	$(11,488)	(5)%
Sales and marketing	291,870	32	312,536	32	(20,666)	(7)%
General and administrative	93,572	10	109,479	11	(15,907)	(15)%
Amortization of acquired intangible assets	74,305	8	76,640	8	(2,335)	(3)%
Restructuring charges	18,693	2	5,209	1	13,484	259%
Impairment of intangible assets	35,871	4	—	—	35,871	100%
Loss on divestiture of business	9,472	1	—	—	9,472	100%
Total operating expenses	$727,371	79%	$718,940	74%	$8,431	1%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 5%, or $11.5 million, decrease in research and development expenses compared to the same period last year was primarily due to a net $4.5 million decrease in employee-related expense due to lower headcount partially offset by an increase in incentive compensation, a $4.3 million decrease in consulting fees, a $3.4 million decrease from depreciation expense and a $1.0 million decrease in travel expenses. These decreases were partially offset by a $1.7 million increase in expenses associated with the timing of certain projects.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 7%, or $20.7 million, decrease in total sales and marketing expenses compared to the same period last year was primarily due to a net $12.2 million decrease in employee-related expense due to lower headcount partially offset by an increase in incentive compensation, a $3.1 million decrease in trade shows and other events, a $2.4 million decrease in consulting fees, a $1.7 million decrease in travel expenses, a $1.4 million decrease in depreciation expense and a $1.0 million decrease in commissions expense. These decreases were partially offset by a $2.9 million increase in advertising expenses.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 15%, or $15.9 million, decrease in general and administrative expenses compared to the same period last year was primarily due to a $5.5 million decrease in legal expenses, a $3.6 million decrease in consulting fees, a $2.7 million decrease in tax related items, a $2.0 million decrease in rent and other facilities related expenses and a $1.5 million decrease in business development expenses. These decreases were partially offset by a $2.0 million increase in employee-related expenses primarily due to an increase in variable incentive compensation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction, ONPATH Technologies, Inc., Simena, Psytechnics, Ltd, Network General Corporation, Avvasi and Efflux.
The 3%, or $2.3 million, decrease in amortization of acquired intangible assets was largely due to a decrease in amortization of the intangible assets related to the divestiture of the HNT tools business in September 2018.
Impairment of intangible assets. During the first quarter of fiscal year 2019, we performed a quantitative analysis on certain intangible assets related to the HNT tools business. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, we recognized an impairment charge of $35.9 million during the fiscal year ended March 31, 2019.

Restructuring. During fiscal year 2019 and 2018, we restructured certain departments to better align functions, drive productivity and improve efficiency. During the fiscal year ended March 31, 2019, we implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the restructuring programs, we recorded $18.7 million and $5.2 million of restructuring charges related to one-time termination benefits as well as facility-related charges during the fiscal years ended March 31, 2019 and 2018, respectively.
Loss of Divestiture of Business. During the fiscal year ended March 31, 2019, we recorded a $9.5 million loss on the divestiture of the HNT tools business.
Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2019		2018
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(21,332)	(2)%	$(14,601)	(1)%	$(6,731)	(46)%
The 46%, or $6.7 million, increase in interest and other expense, net was primarily due to a $13.3 million increase in interest expense due to additional amounts drawn down on the credit facility to fund the ASR as well as an increase in the average interest rate on the credit facility and a $1.6 million increase in other expense due to the change in fair value of the contingent consideration related to the HNT tools business divestiture. These increases were partially offset by a $3.4 million increase in interest income received on investments, a $2.2 million increase in transitional services agreement income related to the HNT tools business divestiture, and a $2.2 million decrease in foreign exchange expense.
Income Tax Expense
The annual effective tax rate for fiscal year 2019 was 21.1%, compared to an annual effective tax rate of 527.7% for fiscal year 2018. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes and foreign withholding taxes, partially offset by the tax benefit associated with our domestic production activities deduction, research and development tax credits and earnings in jurisdictions subject to tax rates lower than the U.S. statutory rate. The provisions of the TCJA that affect the Company’s fiscal year 2019 tax rate include the Base Erosion Anti-Abuse Tax (BEAT), the deduction for Foreign Derived Intangible Income (FDII) and the Global Intangible Low Taxed Income (GILTI) inclusion. The effective tax rate for the twelve months ended March 31, 2019 is lower than the effective rate for the twelve months ended March 31, 2018, primarily due to the enactment of the TCJA during the prior fiscal year. As a result of the enactment, we recorded a significant tax benefit during the fiscal year ended March 31, 2018. This benefit has the effect of increasing the tax rate due to losses generated in the twelve months ended March 31, 2018.
There are several key provisions under the TCJA, which was enacted on December 22, 2017, that impact us. The final impact of the TCJA, as described below, did not differ from the estimates reported at December 31, 2017. The key changes from the TCJA that were reported as of March 31, 2019 are the impact due to the reduced U.S. Federal corporate tax rate from 35.0% to 21.0%, a one-time transition tax on certain foreign earnings on which U.S. income tax was deferred, additional tax expense under BEAT, a deduction for FDII, an income inclusion under GILTI and the repeal of the domestic production activity deduction.
We are required to record deferred tax assets and liabilities based on the enacted tax rate which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35.0% down to 21.0% based on the recorded balances. As of December 31, 2017, we recorded an estimate related to the re-measurement of our deferred tax balances, which was a benefit of approximately $87 million. During the third quarter of the current fiscal year we finalized our calculation and did not adjust our estimate recorded.
Additionally, we are required to calculate a one-time transition tax based on our total post-1986 foreign subsidiaries' earnings and profits that were previously deferred from U.S. income taxes. As of December 31, 2017, we recorded an estimate related to this one-time transition charge of approximately $2 million. During the third quarter of the current fiscal year we finalized our calculation and did not adjust our estimate recorded.
We are subject to the tax on the Global Intangible Low-Taxed Income (GILTI). We are required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or (2) factoring such amounts into our measurement of our deferred taxes (the "deferred method"). We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method").
As a result of TCJA we expect that current and future foreign earnings may be repatriated tax efficiently. After fully assessing the impact of the TCJA, we have determined that our current and future foreign earnings will not be indefinitely reinvested where we can repatriate those earnings in a tax efficient manner acceptable to management and which comply with local statutory and operational requirements. Additionally, we intend a one-time repatriation of certain previously taxed historical earnings because of TCJA which can be repatriated in a tax efficient manner. We continue to assert that any remainder of its historical book basis in excess of tax basis will be permanently reinvested. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these differences.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2019		2018
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(19,588)	(2)%	$(98,471)	(10)%	$78,883	80%

Comparison of Years Ended March 31, 2018 and 2017
Revenue
During the fiscal year ended March 31, 2018, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the fiscal year ended March 31, 2017, one direct customer, Verizon, accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2018		2017
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$520,418	53%	$715,404	62%	$(194,986)	(27)%
Service	466,369	47	446,708	38	19,661	4%
Total revenue	$986,787	100%	$1,162,112	100%	$(175,325)	(15)%
Product. The 27%, or $195.0 million, decrease in product revenue compared with the same period last year was primarily due to the combination of lower product revenue from a large tier-one service provider, and to a lesser extent, lower-than expected orders for service assurance and DDoS offerings by other service providers primarily in North America, as well as lower product revenue from enterprise customers.
Service. The 4%, or $19.7 million, increase in service revenue compared to the same period last year was primarily due to an increase in maintenance contracts.
Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2018		2017
		% of Revenue		% of Revenue	$	%
United States	$581,853	59%	$722,440	62%	$(140,587)	(19)%
International:
Europe	174,445	18	193,441	17	(18,996)	(10)%
Asia	88,917	9	95,735	8	(6,818)	(7)%
Rest of the world	141,572	14	150,496	13	(8,924)	(6)%
Subtotal international	404,934	41	439,672	38	(34,738)	(8)%
Total revenue	$986,787	100%	$1,162,112	100%	$(175,325)	(15)%
United States revenue decreased 19%, or $140.6 million, primarily due to the decrease in revenue from service assurance products.

Cost of Revenue and Gross Profit

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2018		2017		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$158,628	16%	$233,275	20%	$(74,647)	(32)%
Service	113,277	12	112,864	10	413	—%
Total cost of revenue	$271,905	28%	$346,139	30%	$(74,234)	(21)%
Gross profit:
Product $	$361,790	37%	$482,129	41%	$(120,339)	(25)%
Product gross profit %	70%		67%		3%
Service $	353,092	36%	333,844	29%	19,248	6%
Service gross profit %	76%		75%		1%
Total gross profit $	$714,882		$815,973		$(101,091)	(12)%
Total gross profit %	72%		70%		2%
Product. The 32%, or $74.6 million, decrease in cost of product revenue was primarily due to a $62.7 million decrease in direct material costs due to shifts in product mix and the decrease in product revenue, a $3.7 million decrease in the amortization of intangibles, a $2.5 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation, a $2.3 million decrease in expenses related to the transitional service agreements related to the Comms Transaction, a $1.8 million decrease in capitalized overhead and a $1.7 million decrease in shipping costs. The product gross profit percentage increased by three percentage points to 70% during the fiscal year ended March 31, 2018 as compared to the same period in the prior year. The 25%, or $120.3 million, decrease in product gross profit corresponds with the 27%, or $195.0 million decrease in product revenue, partially offset by the 32%, or $74.6 million decrease in cost of product.
Service. The $0.4 million increase in cost of service revenue was primarily due to a $2.0 million increase in contractor fees, and a $0.8 million increase in depreciation expense. These increases were partially offset by a $1.2 million decrease in expenses associated with certain projects, and a $1.1 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation. The service gross profit percentage increased by one percentage points to 76% for the twelve months ended March 31, 2018 compared to the twelve months ended March 31, 2017. The 6%, or $19.2 million, increase in service gross profit corresponds with the 4%, or $19.7 million, increase in service revenue, partially offset by the $0.4 million increase in cost of services.
Gross profit. Our gross profit decreased 12%, or $101.1 million. This decrease is attributable to our decrease in revenue of 15%, or $175.3 million, partially offset by a $74.2 million, or 21%, decrease in cost of revenue. The gross margin percentage increased two percentage points to 72% during the fiscal year ended March 31, 2018 compared to the same period in the prior year.
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
Sales and marketing. The 5%, or $16.1 million, decrease in total sales and marketing expenses compared to the same period last year was primarily due to an $18.0 million decrease in commissions expense, a $5.8 million decrease in trade shows and other events, and a $1.4 million decrease in compensation for post-combination services. These decreases were partially offset by a $7.1 million increase in employee-related expenses and a $2.6 million increase in depreciation expense.
General and administrative. The 8%, or $9.0 million, decrease in general and administrative expenses compared to the same period last year was primarily due to a $9.5 million decrease in business development expenses, a $3.0 million decrease in employee-related expenses primarily due to a decrease in variable incentive compensation, a $1.9 million decrease in expenses related to the transitional services agreements related to the Comms Transaction and a $1.4 million decrease in legal expenses. These decreases were partially offset by a $2.8 million increase in consulting fees related to the implementation of new accounting standards, a $1.7 million increase in bad debt expense and a $1.7 million increase in rent expense.
Amortization of acquired intangible assets. The 9%, or $6.5 million, increase in amortization of acquired intangible assets was primarily due to an increase of $3.5 million due to the acceleration of certain intangibles related to the Comms Transaction, with the remaining increase due to changes in percentages of amortization related to the Comms Transaction.
Restructuring. During fiscal year 2018 and 2017, we restructured certain departments to better align functions, drive productivity and improve efficiency. As a result of the restructuring programs, we recorded $5.2 million and $4.0 million of restructuring charges related to costs to be paid to employees for one-time termination benefits as well as facility-related charges during the fiscal years ended March 31, 2018 and 2017, respectively.
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
Income Tax Expense
The annual effective tax rate for fiscal year 2018 was 527.7%, compared to an annual effective tax rate of 36.2% for fiscal year 2017. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes and foreign withholding taxes, partially offset by the tax benefit associated with our domestic production activities deduction, research and development tax credits and earnings in jurisdictions subject to tax rates lower than the U.S. statutory rate. The effective tax rate for the twelve months ended March 31, 2018 was higher than the effective rate for the twelve months ended March 31, 2017, primarily due to the enactment of the TCJA during the fiscal year. As a result of the enactment, we recorded a significant tax benefit during the fiscal year ended March 31, 2018. This benefit has the effect of increasing the tax rate due to losses generated in the twelve months ended March 31, 2018.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2018		2017		Change
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(98,471)	(10)%	$18,894	2%	$(117,365)	(621)%

Contractual Obligations
At March 31, 2019, we had the following contractual obligations:
Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$640,059	$23,765	$47,400	$568,894	$—
Unconditional purchase obligations (2)	49,222	43,639	5,193	390	—
Operating lease obligations (3)	98,269	16,102	20,863	17,307	43,997
Pension benefit plan	7,011	382	920	1,148	4,561
Total contractual obligations	$794,561	$83,888	$74,376	$587,739	$48,558
At March 31, 2019, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $1.4 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. We have also excluded long-term deferred revenue of $94.6 million as such amounts will be recognized as services are provided.

(1)	Includes estimated future interest at an interest rate of 4.25% for our outstanding term loan at March 31, 2019.

(2)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

(3)	We lease facilities and certain equipment under operating lease agreements extending through September 2030 for a total of $98.3 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
We have a contingent consideration asset related to the divestiture of our HNT tools business in September 2018. The contingent consideration asset represents potential future earnout payments to us of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the acquisition date and was measured using observable (Level 3) inputs. The contingent consideration asset at March 31, 2019 was $0.8 million.
We had a contingent liability at March 31, 2018 for $523 thousand related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The $523 thousand was paid to the seller in July 2018.
We had a contingent liability at March 31, 2018 for $4.9 million related to the acquisition of Simena in November 2011, which was based on the ultimate settlement of assets and liabilities acquired as part of the transaction, and the former owners' future period of employment with us. The contingent purchase consideration of $5.0 million was paid to the seller in November 2018.
We had $660 thousand of contingent purchase consideration related to the acquisition of Avvasi in August 2016 for which an escrow account was established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The $660 thousand was paid to the seller in August 2017.
Legal - From time to time, we are subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against us and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. We filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post- judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following the entry of judgment, we filed motions for judgment as a matter of law, seeking to both overturn the verdict and to reduce damages. We have concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require us to provide an estimate for the range of potential liability. We currently estimate that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products. We intend to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.
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

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	At March 31, (Dollars in Thousands)
	2019	2018	2017
Cash and cash equivalents	$409,632	$369,821	$304,880
Short-term marketable securities	76,344	77,941	137,892
Long-term marketable securities	1,012	—	21,933
Cash, cash equivalents and marketable securities	$486,988	$447,762	$464,705
Cash, cash equivalents and marketable securities
At March 31, 2019 cash, cash equivalents and marketable securities (current and non-current) totaled $487.0 million, a $39.2 million increase from $447.8 million at March 31, 2018. This increase was primarily due to $149.8 million in cash provided by operations during the fiscal year ended March 31, 2019, partially offset by $50.0 million used to repay long-term debt, $23.4 million used for capital expenditures, $14.5 million used to repurchase shares of our common stock, and $11.9 million used for tax withholdings on restricted stock units.
At March 31, 2019, cash, short-term and long-term investments in the United States were $320.1 million, while cash held outside of the United States was approximately $166.9 million.
Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2019	2018	2017 (1)
Net cash provided by operating activities	$149,838	$222,454	$226,764
Net cash (used in) provided by investing activities	$(26,252)	$57,128	$(41,621)
Net cash used in financing activities	$(79,285)	$(220,962)	$(89,553)
(1) Represents cash flows as of March 31, 2017, recast to present our retrospective adoption of accounting guidance related to the presentation of the cash flow statement.

Net cash from operating activities
Fiscal year 2019 compared to fiscal year 2018
Cash provided by operating activities was $149.8 million during the fiscal year ended March 31, 2019, compared to $222.5 million of cash provided by operating activities in the fiscal year ended March 31, 2018. This $72.7 million decrease was due in part to a $153.1 million decrease from a larger net loss, a $107.1 million unfavorable impact from accounts receivable, a $17.1 million decrease from prepaid expenses and other assets, and a $15.6 million decrease from depreciation and amortization. These decreases were partially offset by a $94.3 million increase from deferred income taxes, a $37.7 million increase from accrued compensation and other expenses, a $35.9 million increase due to the impairment of certain intangible assets, a $23.3 million increase from deferred revenue, a $9.0 million increase from share based compensation expense associated with equity awards, a $7.7 million increase in loss on divestiture of business, a $5.1 million increase from accounts payable, a $4.3 million increase from inventories, and a $2.1 million increase from income tax payable. Accounts receivable days sales outstanding was 88 days at March 31, 2019 compared to 78 days at March 31, 2018 and 80 days at March 31, 2017.
Fiscal year 2018 compared to fiscal year 2017
Cash provided by operating activities was $222.5 million during the fiscal year ended March 31, 2018, compared to $226.8 million of cash provided by operating activities in the fiscal year ended March 31, 2017. This $4.3 million decrease was due in part to a $116.8 million decrease from deferred income taxes, a $41.2 million decrease from deferred revenue, a $24.5 million decrease from accrued compensation and other expenses, a $21.9 million net decrease from amounts due to and from related parties, an $11.5 million decrease from inventories, a $9.3 million decrease from accounts payable, a $7.4 million decrease from depreciation and amortization, and a $4.7 million decrease from income taxes payable. These decreases were partially offset by a $133.0 million increase from accounts receivable, a $46.5 million increase from net income, a $44.9 million increase from prepaid expenses and other assets and an $8.1 million increase from share-based compensation expense associated with equity awards. Accounts receivable days sales outstanding was 78 days at March 31, 2018 compared to 80 days at March 31, 2017.
Net cash from investing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2019	2018	2017 (1)
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(229,769)	$(114,178)	$(199,841)
Proceeds from maturity of marketable securities	230,433	196,041	181,321
Purchase of fixed assets	(23,392)	(15,913)	(29,696)
Purchase of intangible assets	—	(544)	(1,031)
Payments related to the divestiture of business	(3,293)	—	—
Acquisition of businesses, net of cash acquired	—	(8,334)	(4,606)
(Increase) decrease in deposits	(97)	(330)	129
Contingent purchase consideration	—	523	660
Collection of contingently returnable consideration	—	—	12,864
Capitalized software development costs	(134)	(137)	(1,421)
	$(26,252)	$57,128	$(41,621)
(1) Represents cash flows as of March 31, 2017, recast to present our retrospective adoption of accounting guidance related to the presentation of the cash flow statement.

Cash used in investing activities increased by $83.4 million to $26.3 million during the fiscal year ended March 31, 2019, compared to $57.1 million of cash provided by investing activities during the fiscal year ended March 31, 2018. Cash provided by investing activities increased by $98.7 million to $57.1 million during the fiscal year ended March 31, 2018, compared to $41.6 million of cash used in investing activities during the fiscal year ended March 31, 2017.
Net cash inflows relating to the purchase and sales of marketable securities decreased $81.2 million during the fiscal year ended March 31, 2019 relating to the amount of investments held at each respective balance sheet date, from an inflow of $81.9 million during fiscal year ended March 31, 2018 to an inflow of $0.7 million during fiscal year ended March 31, 2019. Net cash inflows relating to the purchase and sales of marketable securities increased $100.4 million during the fiscal year ended March 31, 2018 relating to the amount of investments held at each respective balance sheet date, from an outflow of $18.5 million during the fiscal year ended March 31, 2017 to an inflow of $81.9 million during the fiscal year ended March 31, 2018.
During the twelve months ended March 31, 2019, there was a $3.3 million cash outflow related to the divestiture of HNT. During the twelve months ended March 31, 2018, there was an $8.3 million cash outflow related to the acquisition of Efflux. During the twelve months ended March 31, 2017, there was a $4.6 million cash outflow related to the acquisition of Avvasi.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2020.
During the fiscal year ended March 31, 2019, we did not acquire any technology licenses. During the fiscal years ended March 31, 2018 and 2017, we entered into agreements to acquire technology licenses for $0.5 million and $1.0 million, respectively.

Net cash from financing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2019	2018	2017 (1)
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$3	$1	$2
Payment of contingent consideration	(2,851)	(660)	—
Treasury stock repurchases, including accelerated share repurchases	(14,468)	(501,324)	(79,996)
Tax withholding on restricted stock units	(11,969)	(13,598)	(9,559)
Proceeds from issuance of long-term debt, net of issuance costs	—	294,619	—
Repayment of long-term debt	(50,000)	—	—
	$(79,285)	$(220,962)	$(89,553)
(1) Represents cash flows as of March 31, 2017, recast to present our retrospective adoption of accounting guidance related to the presentation of the cash flow statement.

Cash used in financing activities decreased $141.7 million to $79.3 million during the fiscal year ended March 31, 2019, compared to $221.0 million of cash used in financing activities during the fiscal year ended March 31, 2018.
During the twelve months ended March 31, 2019, we repurchased 543,251 shares for $14.5 million under the twenty-five million share repurchase program. During the twelve months ended March 31, 2018, we repurchased 13,190,650 shares for $411.3 million under our stock repurchase and accelerated share repurchase (ASR) programs.
On February 1, 2018, we entered into ASR agreements with two third-party financial institutions to repurchase an aggregate of $300 million of our common stock via accelerated stock repurchase transactions under the twenty million share repurchase program and the twenty five million share repurchase program. We borrowed $300 million under our Amended Credit Agreement and made an up-front payment of $300 million pursuant to the ASR and received an initial delivery of 7,387,862 shares in the aggregate, which is approximately 70 percent of the total number of shares of our common stock expected to be repurchased under the ASR. As part of this purchase, 970,650 shares for $27.6 million were deducted under the twenty million share repurchase program and 6,417,212 shares for $182.4 million were deducted under the twenty five million share repurchase program. Final settlement of the ASR agreements was completed in August 2018. As a result, we received an additional 3,679,947 shares of common stock for $96.8 million, which reduced the number of shares available to be purchased from the twenty-five million share repurchase program during the fiscal year ended March 31, 2019. In total, 11,067,809 shares of our common stock were repurchased under the ASR at an average cost per share of $27.11.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 451,683 shares for $11.9 million, 408,097 shares for $13.6 million and 320,572 shares for $9.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2019, 2018 and 2017, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
During the fiscal year ended March 31, 2019, we repaid $50.0 million of borrowings under the Amended Credit Agreement.

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

The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the fiscal year ended March 31, 2019, we repaid $50.0 million of borrowings under the Amended Credit Agreement. At March 31, 2019, $550 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended December 31, 2018, until we have delivered financial statements for the quarter ended March 31, 2019, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. Our Amended Credit Agreement provides for the Administrative Agent to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or Government Authority having jurisdiction over the Administrative Agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans and the Administrative Agent determines that (i) and (ii) above are unlikely to be temporary then the Administrative Agent and NetScout would agree to transition to an Alternate Base Rate Borrowing or amend the Credit Agreement to establish an alternate rate of interest to LIBOR that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended December 31, 2018 until we have delivered financial statements for the quarter ended March 31, 2019, the commitment fee will be 0.30% per annum, and thereafter the commitment fee will vary depending on the our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At March 31, 2019, we were in compliance with all of these covenants.
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
In connection with NetScout's Amended Credit Agreement described above, we terminated our previous term loan dated as of July 14, 2015, by and among NetScout; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; J.P. Morgan Securities LLC, KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; Santander Bank, N.A., SunTrust Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and the lenders party thereto.
We capitalized debt issuance costs totaling $12.2 million at March 31, 2019, which are being amortized over the life of the revolving credit facility. The unamortized balance was $6.6 million as of March 31, 2019. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $4.9 million was included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2020
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
Recent Accounting Standards
For information with respect to recent accounting pronouncements on our consolidated financial statements, See Note 2 contained in the "Notes to Consolidated Financial Statements" included in Part IV of this Annual Report on Form 10-K.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. As of March 31, 2019, we owed $550 million on this loan with an interest rate of 4.25%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2019. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $2.3 million as of March 31, 2019.
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At March 31, 2019 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2019, we had foreign currency forward contracts with notional amounts totaling $4.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2019 resulted in a liability balance of $68 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $58 thousand reflecting favorable rates in comparison to current market rates. At March 31, 2018, we had foreign currency forward contracts with notional amounts totaling $11.2 million. The valuation of outstanding foreign currency forward contracts at March 31, 2018 resulted in a liability balance of $40 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $122 thousand reflecting favorable rates in comparison to current market rates.

Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and Schedule and Report of Independent Registered Public Accounting Firm appear beginning on page F-1 attached to this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the year ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2019.
The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions "Directors and Executive Officers," "Election of Directors," "Delinquent Section 16(a) Reports," "Code of Ethics," "The Board of Directors and its Committees" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption "Compensation and Other Information Concerning Directors and Executive Officers" in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions "Director Independence," "Employment and Other Agreements" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included under the captions "Auditors Fees and Services" and "Policy on Audit Committee Pre-approval of Audit and Non-Audit Services" in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets at March 31, 2019 and 2018	F-4

		Consolidated Statements of Operations for the Years Ended March 31, 2019, 2018 and 2017	F-5

		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2019, 2018 and 2017	F-6

		Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2019, 2018 and 2017	F-7

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2019, 2018 and 2017	F-8

		Notes to Consolidated Financial Statements	F-9

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2019, 2018 and 2017	S-1

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

4.4	Description of Common Stock (filed herewith).

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

10.13*
NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on September 13, 2018 and incorporated herein by reference).

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

10.20*
Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, SEC File No. 000-26251, filed on February 2, 2017 and incorporated herein by reference).

10.21*
Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10Q for the quarterly period ended September 30, 2018, SEC file No. 000-26251, filed on November 8, 2018 and incorporated herein by reference.

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
Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, and Chairman

Date: May 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 28, 2019
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 28, 2019
Jean Bua

/S/ MICHAEL SZABADOS	Chief Operating Officer	May 28, 2019
Michael Szabados

/S/ ROBERT E. DONAHUE	Director	May 28, 2019
Robert E. Donahue

/S/ JOHN R. EGAN	Director	May 28, 2019
John R. Egan

/S/ ALFRED GRASSO	Director	May 28, 2019
Alfred Grasso

/S/ JOSEPH G. HADZIMA, JR.	Director	May 28, 2019
Joseph G. Hadzima, Jr.

/S/ CHRISTOPHER PERRETTA	Director	May 28, 2019
Christopher Perretta

/S/ SUSAN L. SPRADLEY	Director	May 28, 2019
Susan L. Spradley

/S/ VIVIAN VITALE	Director	May 28, 2019
Vivian Vitale

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NetScout Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2019, including the related notes and schedule of valuation and qualifying accounts listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
May 28, 2019

We have served as the Company’s auditor since 1993.

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$409,632	$369,821
Marketable securities	76,344	77,941
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,583 and $1,991 at March 31, 2019 and 2018, respectively	235,318	213,438
Inventories and deferred costs	26,270	34,774
Prepaid income taxes	18,000	22,932
Prepaid expenses and other current assets (related party balances of $335 and $3,187 at March 31, 2019 and 2018, respectively)	35,658	33,502
Total current assets	801,222	752,408
Fixed assets, net	58,951	52,511
Goodwill	1,715,485	1,712,764
Intangible assets, net	669,118	831,374
Deferred income taxes	7,218	6,685
Long-term marketable securities	1,012	—
Other assets	16,988	12,866
Total assets	$3,269,994	$3,368,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party balances of $244 and $369 at March 31, 2019 and 2018, respectively)	$24,582	$30,133
Accrued compensation	58,501	46,552
Accrued other	23,027	33,164
Income taxes payable	1,318	1,526
Deferred revenue and customer deposits	272,508	301,925
Total current liabilities	379,936	413,300
Other long-term liabilities	19,493	8,308
Deferred tax liability	124,229	151,563
Accrued long-term retirement benefits	36,284	35,246
Long-term deferred revenue and customer deposits	94,619	91,409
Long-term debt	550,000	600,000
Total liabilities	1,204,561	1,299,826
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and 2018	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized; 119,760,132 and 117,744,913 shares issued and 77,610,361 and 80,270,023 shares outstanding at March 31, 2019 and 2018, respectively	120	117
Additional paid-in capital	2,828,922	2,665,120
Accumulated other comprehensive income (loss)	(2,639)	2,895
Treasury stock at cost, 42,149,771 and 37,474,890 shares at March 31, 2019 and 2018, respectively	(1,119,063)	(995,843)
Retained earnings	358,093	396,493
Total stockholders’ equity	2,065,433	2,068,782
Total liabilities and stockholders’ equity	$3,269,994	$3,368,608
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2019	2018	2017
Revenue:
Product	$467,289	$520,418	$715,404
Service	442,629	466,369	446,708
Total revenue	909,918	986,787	1,162,112
Cost of revenue:
Product (related party balances of $0, $245, and $7,229, respectively)	140,938	158,628	233,275
Service (related party balances of $529, $665, and $745, respectively)	113,189	113,277	112,864
Total cost of revenue	254,127	271,905	346,139
Gross profit	655,791	714,882	815,973
Operating expenses:
Research and development (related party balances of $20, $3, and $1,624, respectively)	203,588	215,076	232,701
Sales and marketing (related party balances of $0, $2, and $2,423, respectively)	291,870	312,536	328,628
General and administrative (related party balances of $20, $1,703, and $4,099, respectively)	93,572	109,479	118,438
Amortization of acquired intangible assets	74,305	76,640	70,141
Restructuring charges	18,693	5,209	4,001
Impairment of intangible assets	35,871	—	—
Loss on divestiture of business	9,472	—	—
Total operating expenses	727,371	718,940	753,909
Income (loss) from operations	(71,580)	(4,058)	62,064
Interest and other income (expense), net:
Interest income	5,245	1,808	1,021
Interest expense	(26,143)	(12,633)	(9,184)
Other expense, net (related party balances of $0, $56, and $426, respectively)	(434)	(3,776)	(1,716)
Total interest and other expense, net	(21,332)	(14,601)	(9,879)
Income (loss) before income tax expense (benefit)	(92,912)	(18,659)	52,185
Income tax expense (benefit)	(19,588)	(98,471)	18,894
Net income (loss)	$(73,324)	$79,812	$33,291
Basic net income (loss) per share	$(0.93)	$0.91	$0.36
Diluted net income (loss) per share	$(0.93)	$0.90	$0.36
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	78,617	87,425	92,226
Net income (loss) per share—diluted	78,617	88,261	92,920

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31,
	2019	2018	2017
Net income (loss)	$(73,324)	$79,812	$33,291
Other comprehensive income (loss):
Cumulative translation adjustments	(3,229)	4,889	(1,000)
Recognition of actuarial net (loss) gain from pension and other post-retirement plans, net of (benefit) taxes of ($976), $435, and ($368)	(2,278)	1,353	(858)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefit) of $19, $15, and $0	60	(6)	(59)
Total net change in market value of investments	60	(6)	(59)
Changes in market value of derivatives:
Changes in market value of derivatives, net of tax (benefits) of ($172), $267, and ($167)	(524)	812	(277)
Reclassification adjustment for net (losses) gains included in net income (loss), net of (benefit) taxes of $138, ($219), and $135	437	(681)	223
Total net change in market value of derivatives	(87)	131	(54)
Other comprehensive income (loss)	(5,534)	6,367	(1,971)
Total comprehensive income (loss)	$(78,858)	$86,179	$31,320

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2016	114,495,614	$114	$2,642,745	$(1,501)	20,407,145	$(481,366)	$283,390	$2,443,382
Net income							33,291	33,291
Unrealized net investment losses				(59)				(59)
Unrealized net losses on derivative financial instruments				(54)				(54)
Cumulative translation adjustments				(1,000)				(1,000)
Recognition of actuarial net losses from pension and other post-retirement plan				(858)				(858)
Issuance of common stock pursuant to vesting of restricted stock units	950,159	2						2
Stock-based compensation expense for restricted stock units granted to employees			36,449					36,449
Issuance of common stock under employee stock purchase plan	471,658		15,697					15,697
Repurchase of treasury stock					3,468,998	(89,555)		(89,555)
Shortfall from tax benefit from share-based compensation awards			(1,045)					(1,045)
Balance, March 31, 2017	115,917,431	116	2,693,846	(3,472)	23,876,143	(570,921)	316,681	2,436,250
Net income							79,812	79,812
Unrealized net investment losses				(6)				(6)
Unrealized net gains on derivative financial instruments				131				131
Cumulative translation adjustments				4,889				4,889
Recognition of actuarial net gains from pension and other post-retirement plan				1,353				1,353
Issuance of common stock pursuant to vesting of restricted stock units	1,216,535	1						1
Stock-based compensation expense for restricted stock units granted to employees			43,425					43,425
Issuance of common stock under employee stock purchase plan	610,947		17,849					17,849
Repurchase of treasury stock			(90,000)		13,598,747	(424,922)		(514,922)
Balance, March 31, 2018	117,744,913	117	2,665,120	2,895	37,474,890	(995,843)	396,493	2,068,782
Net loss							(73,324)	(73,324)
Unrealized net investment gains				60				60
Unrealized net losses on derivative financial instruments				(87)				(87)
Cumulative translation adjustments				(3,229)				(3,229)
Recognition of actuarial net losses from pension and other post-retirement plan				(2,278)				(2,278)
Issuance of common stock pursuant to vesting of restricted stock units	1,438,219	3						3
Stock-based compensation expense for restricted stock units granted to employees			51,945					51,945
Issuance of common stock under employee stock purchase plan	577,000		15,074					15,074
Repurchase of treasury stock			96,783		4,674,881	(123,220)		(26,437)
Cumulative effect of adoption of ASU 2014-09							34,924	34,924
Balance, March 31, 2019	119,760,132	$120	$2,828,922	$(2,639)	42,149,771	$(1,119,063)	$358,093	$2,065,433
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(73,324)	$79,812	$33,291
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	137,878	153,503	160,863
Loss on divestiture of business	7,660	—	—
Loss on disposal of fixed assets	260	481	271
Deal related compensation expense and accretion charges	102	153	153
Share-based compensation expense associated with equity awards	56,328	47,317	39,189
Net change in fair value of contingent and contractual liabilities	1,614	—	—
Accretion of contingent consideration	(119)	—	—
Impairment charge	35,871	—	—
Deferred income taxes	(33,442)	(127,784)	(11,008)
Other (gains) losses	(152)	18	(111)
Changes in assets and liabilities
Accounts receivable and unbilled costs	(22,180)	84,952	(48,080)
Due from related party	172	443	25,055
Inventories	5,321	1,006	12,456
Prepaid expenses and other assets	3,034	20,147	(24,751)
Accounts payable	(3,876)	(8,929)	405
Accrued compensation and other expenses	19,964	(17,718)	6,785
Due to related party	234	(75)	(2,792)
Income taxes payable	(639)	(2,734)	1,963
Deferred revenue	15,132	(8,138)	33,075
Net cash provided by operating activities	149,838	222,454	226,764
Cash flows from investing activities:
Purchase of marketable securities	(229,769)	(114,178)	(199,841)
Proceeds from maturity of marketable securities	230,433	196,041	181,321
Purchase of fixed assets	(23,392)	(15,913)	(29,696)
Purchase of intangible assets	—	(544)	(1,031)
Payments related to the divestiture of business	(3,293)	—	—
Acquisition of businesses, net of cash acquired	—	(8,334)	(4,606)
(Increase) decrease in deposits	(97)	(330)	129
Contingent purchase consideration	—	523	660
Collection of contingently returnable consideration	—	—	12,864
Capitalized software development costs	(134)	(137)	(1,421)
Net cash (used in) provided by investing activities	(26,252)	57,128	(41,621)
Cash flows from financing activities:
Issuance of common stock under stock plans	3	1	2
Payment of contingent consideration	(2,851)	(660)	—
Treasury stock repurchases, including accelerated share repurchases	(14,468)	(501,324)	(79,996)
Tax withholding on restricted stock units	(11,969)	(13,598)	(9,559)
Proceeds from issuance of long-term debt, net of issuance costs	—	294,619	—
Repayment of long-term debt	(50,000)	—	—
Net cash used in financing activities	(79,285)	(220,962)	(89,553)
Effect of exchange rate changes on cash and cash equivalents	(5,212)	6,385	(761)
Net increase in cash and cash equivalents	39,089	65,005	94,829
Cash and cash equivalents, beginning of year	370,731	305,726	210,897
Cash and cash equivalents, end of year	$409,820	$370,731	$305,726
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,281	$9,604	$6,442
Cash paid for income taxes	$13,381	$18,216	$49,290
Non-cash transactions:
Transfers of inventory to fixed assets	$2,152	$5,556	$4,928
Additions to property, plant and equipment included in accounts payable	$455	$1,379	$1,241
Issuance of common stock under employee stock purchase plans	$15,074	$17,849	$15,697
Contingent consideration related to acquisition, included in accrued other	$—	$523	$660
Tenant improvement allowance	$10,171	$2,104	$—
Initial fair value of contingent consideration received as partial consideration for divestiture of business	$2,257	$—	$—
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
Certain amounts for the twelve months ended March 31, 2018 and March 31, 2017, respectively, have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Segment Reporting
The Company's operating segments are determined based on the units that constitute a business for which financial information is available and for which operating results are regularly reviewed by the Chief Operating Decision Maker (CODM). The Company reports revenue and income in one reportable segment.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include those involving revenue recognition, valuation of goodwill and acquired assets and liabilities, valuation of the pension obligation, valuation of contingent consideration and share-based compensation. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.
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
At March 31, 2019 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which the Company believes are those institutions with an investment grade rating for deposits.
Revenue Recognition
The Company accounts for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted on April 1, 2018 using the modified retrospective transition method. For further discussion of the Company's accounting policies related to revenue see Note 3, "Revenue Recognition."
Commission Expense
Sales commissions are recorded as an asset when the initial contract's duration is longer than 12 months and amortized to expense ratably over the remaining performance periods of the related contracts.

Notes to Consolidated Financial Statements—(Continued)

Uncollected Deferred Revenue
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $23.3 million and $20.0 million at March 31, 2019 and 2018, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. NetScout's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2019 and 2018 respectively, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the fiscal years ended March 31, 2019 and 2018 respectively, no direct customers or indirect channel partners accounted for more than 10% of total revenue. During the fiscal year ended March 31, 2017, one direct customer, Verizon Communications Inc. (Verizon), accounted for more than 10% of total revenue, while no indirect channel partner accounted for more than 10% of total revenue.
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
Valuation of Goodwill, Intangible Assets and Other Acquisition and Divestiture Accounting Items
The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value. The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise. The Company has identified two reporting units: (1) Service Assurance and (2) Security.

Notes to Consolidated Financial Statements—(Continued)

To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on the Company's qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. During fiscal year 2019, the Company performed a quantitative analysis for goodwill. The Company determined the fair value of the reporting unit's goodwill using established income and market valuation approaches. Goodwill was estimated to be recoverable as of January 31, 2019.
Indefinite-lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the indefinite-lived intangible assets below its carrying value. To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible is impaired. If based on the Company's qualitative assessment, the Company concludes that it is more likely than not that the fair value of the indefinite-lived asset is greater than its carrying amount, quantitative impairment testing is not required. The Company completed its annual impairment test of the indefinite-lived intangible asset at January 31, 2019 using the qualitative Step 0 assessment. No impairment indicators were observed as of January 31, 2019.
The Company completed two acquisitions and one divestiture during the three-year period ended March 31, 2019. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, the Company uses a relief from royalty model which requires management to estimate: future revenues expected to be generated by the acquired intangible assets, a royalty rate which a market participant would pay related to the projected revenue stream, a present value factor which approximates a risk adjusted rate of return for a market participant purchasing the assets, and a technology migration curve representing a period of time over which the technology assets or some portion thereof are still being used. The Company is also required to develop the fair value for customer relationships acquired as part of these transactions which requires that it create estimates for the following items: a projection of future revenues associated with the acquired company's existing customers, a turnover rate for those customers, a margin related to those sales, and a risk adjusted rate of return for a market participant purchasing those relationships.
The Company has a contingent consideration asset related to the divestiture of its handheld network test (HNT) tools business in September 2018. The contingent consideration asset represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The value of the contingent consideration asset at March 31, 2019 was $0.8 million.
The Company had a contingent liability at March 31, 2018 for $523 thousand related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The $523 thousand was paid to the seller in July 2018.
The Company had a contingent liability at March 31, 2018 for $4.9 million related to the acquisition of Simena LLC in November 2011, which was based on the ultimate settlement of assets and liabilities acquired as part of the transaction, and the former owners' future period of employment with NetScout. The contingent purchase consideration of $5.0 million was paid to the seller in November 2018.
The Company had $660 thousand of contingent purchase consideration related to the acquisition of Avvasi Incorporated (Avvasi) in August 2016 for which an escrow account was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The $660 thousand was paid to the seller in August 2017.
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

Notes to Consolidated Financial Statements—(Continued)

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
Amortization included as cost of product revenue was $1.1 million, $1.0 million and $594 thousand for the fiscal years ended March 31, 2019, 2018, and 2017, respectively. The Company capitalized $0.1 million and $0.1 million in software development costs in the fiscal years ended March 31, 2019 and 2018.
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
Contingencies
NetScout accounts for claims and contingencies in accordance with authoritative guidance that requires an estimated loss to be recorded from a claim or loss contingency when information available prior to issuance of its consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If NetScout determines that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, Netscout discloses the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires NetScout to use its judgment. NetScout consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business.
Contingent assets and liabilities include contingent consideration in connection with the Company’s acquisitions and divestitures. Contingent consideration represents earnout payments in connection with the Company’s acquisitions and divestitures and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The Company discounts the contingent purchase consideration to present value using a risk adjusted interest rate at each reporting period. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.
Changes in the fair value of contingent assets and liabilities may result from changes in discount periods. The Company reflects changes in fair value due to probability changes in earnings in the consolidated statements of income. Earnout payments are reflected in both cash flows from operating and financing activities and the changes in fair value are reflected in cash flows from operating activities in the consolidated statements of cash flows.

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
The Company had foreign currency losses of $2.0 million, $4.1 million and $2.5 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. These amounts are included in other expense, net.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $9.4 million, $6.5 million and $8.1 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities, unrealized gain (loss) on hedge contracts, actuarial gains and losses, and foreign currency translation adjustments.
Income Taxes
NetScout accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the effect of any net operating loss and tax credit carryforwards. Income tax expense is comprised of the current tax liability or benefit and the change in deferred tax assets and liabilities. NetScout evaluates the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. NetScout weighs objective and verifiable evidence more heavily in this analysis. In situations where NetScout concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the deferred tax asset, NetScout creates a valuation allowance against it.
Recent Accounting Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted ASU 2018-15 effective July 1, 2018. The adoption has had an immaterial impact to the consolidated financial statements for the twelve months ended March 31, 2019.

Notes to Consolidated Financial Statements—(Continued)

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2017-12 is effective for the Company beginning April 1, 2019. The Company does not believe the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued subsequent amendments to initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). ASC 842 aims to increase transparency and comparability among organizations with respect to accounting for leases. Lessees will recognize a right-of-use (ROU) asset and a lease liability measured at the present value of lease payments for virtually all of their leases. Short term leases with a term of 12 months or less are not required to be recognized. ASC 842 also requires disclosure of key information about leasing arrangements. ASC 842 will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The Company adopted the new standard on April 1, 2019 using the effective date as the date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before April 1, 2019.
The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which among other things, allows the carryforward of the historical lease classification. Further, the Company elected the practical expedients to combine lease and non-lease components, and to not recognize ROU assets and lease liabilities for short-term leases.
The Company currently anticipates that the adoption of this new standard will materially impact the consolidated balance sheets by recognizing new ROU assets and lease liabilities for operating leases with the most significant impact from the recognition of ROU assets and lease liabilities related to the Company's office space operating leases. The impact on the Company's results of operations and cash flows is not expected to be material.
The Company has implemented a new lease accounting system and is updating processes and controls in preparation for the adoption of the new standard, including the requirement to provide significant new disclosures about the Company's leasing activities. Please refer to Note 18, "Commitments and Contingencies" for additional information about the Company's leases, including the future minimum lease payments for operating leases at March 31, 2019.

Notes to Consolidated Financial Statements—(Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of April 1, 2018 using the modified retrospective transition method. Please refer to Note 3, "Revenue Recognition" for further details.
NOTE 3 - REVENUE RECOGNITION
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
The Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. The majority of the Company’s product sales consist of hardware products with embedded software that are essential to providing customers the intended functionality of the solutions. The Company also sells software offerings decoupled from the underlying hardware and software solutions to provide customers with enhanced functionality.
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
Product revenue is typically recognized upon shipment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. The Company's service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, stand-ready software-as-a-service (SAAS) and other professional services including consulting and training. The Company generally provides software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.

Notes to Consolidated Financial Statements—(Continued)

Generally, the Company's contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Bundled arrangements are concurrent customer purchases of a combination of the Company's product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately based on the element’s historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service elements based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements, the Company considers quoted prices as part of multi-element arrangements of those engagements as a basis for establishing SSP. SSP has been established for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. The Company reviews sales of the product elements on a quarterly basis and updates, when appropriate, its SSP for such elements to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. The Company records consideration given to a reseller or distributor as a reduction of revenue to the extent they have recorded revenue from the reseller or distributor. With limited exceptions, the Company's return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.

Financial Statement Impact of Adoption
The cumulative impact of applying Topic 606 to all contracts with outstanding performance obligations as of April 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective approach to adopt the new standard, the following adjustments were made to accounts on the consolidated balance sheet at April 1, 2018 (in thousands):

	Balance at March 31, 2018	Adjustments from Adopting Topic 606	Balance at April 1, 2018
ASSETS:
Accounts receivable and unbilled costs	$213,438	$1,195	$214,633
Prepaid expenses and other current assets	33,502	4,626	38,128
Other assets	12,866	4,748	17,614
LIABILITIES:
Deferred revenue and customer deposits	301,925	(30,227)	271,698
Deferred tax liability	151,563	7,124	158,687
Long-term deferred revenue and customer deposits	91,409	(1,252)	90,157
STOCKHOLDERS' EQUITY:
Retained earnings	396,493	34,924	431,417
In connection with the adoption of Topic 606, the Company increased its retained earnings by $34.9 million, due to uncompleted contracts at April 1, 2018, of which $34.9 million of revenue will not be recognized in future periods under the new standard. The Company capitalized $7.1 million of incremental sales commission costs on the adoption date directly related to obtaining customer contracts and is amortizing these costs as it satisfies the underlying performance obligations, which for certain contracts can include anticipated renewal periods. As of April 1, 2018, the acceleration of revenue that was deferred under prior guidance was primarily attributable to no longer requiring the separation of promised goods or services, such as software licenses, technical support, specified and unspecified upgrade rights on the basis of vendor specific objective evidence, and the impact of allocating the transaction price to the software performance obligations in the contract on a relative basis using standalone selling price rather than allocating under the residual method, which allocates the entire arrangement discount to the delivered performance obligations. In addition, revenue from perpetual licenses and associated hardware with extended payment terms and term licenses are now recognized when control is transferred to the customer, the point in time

Notes to Consolidated Financial Statements—(Continued)

when the customer can use and benefit from the license. Previously the Company recognized revenue over the term of the agreements as payments became due or earlier if prepaid.
The net change in deferred income taxes of $7.1 million is primarily due to the deferred tax effects resulting from the adjustment to retained earnings for the cumulative effect of applying Topic 606 to active contracts as of the adoption date.
Impact of Topic 606 on Financial Statement Line Items
The impact of adoption of Topic 606 on the Company's consolidated balance sheet at March 31, 2019 and on the Company's consolidated statement of operations for the twelve months ended March 31, 2019 was as follows (in thousands):

	March 31, 2019
	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)
ASSETS:
Accounts receivable and unbilled costs	235,318	229,708	5,610
Inventories and deferred costs	26,270	26,418	(148)
Prepaid expenses and other current assets	35,658	31,810	3,848
Other assets	16,988	12,074	4,914
LIABILITIES:
Deferred revenue and customer deposits	272,508	306,799	(34,291)
Deferred tax liability	124,229	121,535	2,694
Long-term deferred revenue and customer deposits	94,619	106,025	(11,406)
STOCKHOLDERS' EQUITY:			—
Retained earnings	358,093	339,765	18,328

	Twelve Months Ended March 31, 2019
	As Reported	Balance without Adoption of Topic 606	Effect of Change Higher (Lower)
Total revenues	$909,918	$888,950	$20,968
Total cost of revenue	254,127	253,979	148
Sales and marketing expense	291,870	292,080	(210)
Income tax benefit	(19,588)	(24,022)	4,434
Net loss	(73,324)	(89,920)	16,596
Basic net loss per share	$(0.93)	$(1.14)	$0.21
Diluted net loss per share	$(0.93)	$(1.14)	$0.21
During the twelve months ended March 31, 2019, the Company recognized revenue of $260.1 million related to the Company's deferred revenue balance reported as of April 1, 2018. The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities on the Company’s consolidated statements of cash flows during the twelve months ended March 31, 2019.
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
For contracts involving distinct hardware and software licenses, the performance obligations are satisfied at a point in time when control is transferred to the customer. For standalone maintenance and post-contract support (PCS) the performance obligation is satisfied ratably over the contract term as a stand-ready obligation. For consulting and training services, the performance obligation may be satisfied over the contract term as a stand-ready obligation, satisfied over a period of time as those services are delivered, or satisfied at the completion of the service when control has transferred, or the services have expired unused.

Notes to Consolidated Financial Statements—(Continued)

Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at March 31, 2019.
At March 31, 2019, the Company had total deferred revenue of $367.1 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $272.5 million, or 74%, of this revenue during the next 12 months, and expects to recognize the remaining $94.6 million, or 26%, of this revenue thereafter.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the twelve months ended March 31, 2019.
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

	April 1, 2018	March 31, 2019	Increase/ (Decrease)
ASSETS:
Customer accounts receivable	$205,299	$240,482	35,183
Unbilled receivables	4,338	3,354	(984)
Other receivables	4,996	3,577	(1,419)
Long-term unbilled receivables	2,254	2,754	500
	$216,887	$250,167	33,280
LIABILITIES:
Deferred revenue	$271,698	$272,508	$810
Deferred revenue, long-term	90,157	94,619	4,462
	$361,855	$367,127	$5,272
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
At March 31, 2019, the consolidated balance sheet included $6.4 million in assets related to sales commissions to be expensed in future periods. A balance of $3.8 million was included in prepaid expenses and other current assets, and a balance of $2.6 million was included as other assets in the Company's consolidated balance sheet at March 31, 2019.
During the twelve months ended March 31, 2019, the Company recognized $6.5 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at March 31, 2019 and 2018.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Cash and cash equivalents	$409,632	$369,821	$304,880	$210,711
Restricted cash	188	910	846	186
Total cash, cash equivalents and restricted cash	$409,820	$370,731	$305,726	$210,897
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.

Marketable Securities
The following is a summary of marketable securities held by NetScout at March 31, 2019 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$27,610	$12	$27,622
Commercial paper	48,722	—	48,722
Total short-term marketable securities	76,332	12	76,344
Corporate bonds	1,007	5	1,012
Total long-term marketable securities	1,007	5	1,012
Total marketable securities	$77,339	$17	$77,356

The following is a summary of marketable securities held by NetScout at March 31, 2018, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$42,246	$(60)	$42,186
Commercial paper	33,003	—	33,003
Corporate bonds	2,754	(2)	2,752
Total short-term marketable securities	78,003	(62)	77,941
Total long-term marketable securities	—	—	—
Total marketable securities	$78,003	$(62)	$77,941

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Contractual maturities of the Company’s marketable securities held at March 31, 2019 and March 31, 2018 were as follows (in thousands):

	March 31, 2019	March 31, 2018
Available-for-sale securities:
Due in 1 year or less	$76,344	$77,941
Due after 1 year through 5 years	1,012	—
	$77,356	$77,941

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company’s financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at
	March 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$409,632	$—	$—	$409,632
U.S. government and municipal obligations	10,732	16,890	—	27,622
Commercial paper	—	48,722	—	48,722
Corporate bonds	1,012	—	—	1,012
Derivative financial instruments	—	58	—	58
Contingent consideration	—	—	762	762
	$421,376	$65,670	$762	$487,808
LIABILITIES:
Derivative financial instruments	$—	$(68)	$—	$(68)
	$—	$(68)	$—	$(68)

	Fair Value Measurements at
	March 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$369,821	$—	$—	$369,821
U.S. government and municipal obligations	14,513	27,673	—	42,186
Commercial paper	—	33,003	—	33,003
Corporate bonds	2,752	—	—	2,752
Derivative financial instruments	—	122	—	122
	$387,086	$60,798	$—	$447,884
LIABILITIES:
Contingent purchase consideration	$—	$—	$(5,464)	$(5,464)
Derivative financial instruments	—	(40)	—	(40)
	$—	$(40)	$(5,464)	$(5,504)

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company's Level 3 assets consist of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The Company recorded a $1.6 million change in the fair value of the contingent consideration, which is included in other expense, net within the Company's consolidated statement of operations for the year ended March 31, 2019. The $0.8 million of contingent consideration is included in other assets within the Company’s consolidated balance sheet at March 31, 2019.
The Company's Level 3 liabilities at March 31, 2018 consist of contingent purchase consideration.
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
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2019 (in thousands):

	Contingent Purchase Consideration	Contingent Consideration
Balance at March 31, 2018	$(5,464)	$—
Contingent consideration pursuant to divestiture of the HNT tools business	—	2,257
Change in fair value of contingent consideration	(102)	(1,495)
Payments made	5,566	—
Balance at March 31, 2019	$—	$762
Deal-related compensation expense and accretion charges related to the contingent purchase consideration for the fiscal year ended March 31, 2019 were $102 thousand and were included within research and development expense. Accretion income related to the contingent consideration received as partial consideration for the divestiture of the HNT tools business for the fiscal year ended March 31, 2019 was $119 thousand and was included within interest income.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2018 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2017	$(5,449)
Additions to Level 3	(523)
Change in fair value of contingent consideration	(152)
Payments made	660
Balance at March 31, 2018	$(5,464)
Deal related compensation expense and accretion charges related to the contingent purchase consideration for the fiscal year ended March 31, 2018 were $152 thousand and were included within research and development expense.

NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consist of the following (in thousands):

	March 31,
	2019	2018
Raw materials	$14,432	$20,860
Work in process	1,181	2,589
Finished goods	7,738	8,500
Deferred costs	2,919	2,825
	$26,270	$34,774

NOTE 7 – FIXED ASSETS
Fixed assets consist of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2019	2018
Furniture and fixtures	3-7	$9,373	$6,596
Computer equipment and internal use software	3-5	158,797	147,237
Demonstration and spare part units	2-5	17,928	31,338
Leasehold improvements (1)	up to 12	46,662	19,340
		232,760	204,511
Less – accumulated depreciation		(173,809)	(152,000)
		$58,951	$52,511
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $27.4 million, $34.7 million and $33.0 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – ACQUISITIONS & DIVESTITURES
HNT Tools Business Divestiture
On September 14, 2018 (the HNT Divestiture Date), the Company divested its HNT tools business for cash proceeds of $1.3 million and potential future earnout payments of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration in the amount of $2.3 million was recognized on the HNT Divestiture Date and was measured using unobservable (Level 3) inputs. The contingent consideration is presented as a non-cash investing activity on the consolidated statement of cash flows. The Company transferred $4.6 million of consideration along with net liabilities of the HNT tools business related to a working capital adjustment during the year ended March 31, 2019. The Company recorded a loss on the divestiture for the year ended March 31, 2019 totaling $9.5 million, which included $1.3 million of transaction costs and $0.5 million of incentive compensation payable to the HNT tools business employees negotiated as part of the sale. In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. Income associated with the transitional services agreement for the fiscal year ended March 31, 2019 was $2.2 million and is included within other expense, net in the Company's consolidated statement of operations.
The Company recorded a $1.6 million change in the fair value of the contingent consideration, which is included in other expense, net within the Company’s consolidated statements of operations for the year ended March 31, 2019. The $0.8 million of contingent consideration is included in other assets within the Company’s consolidated balance sheet at March 31, 2019
The Company determined that the sale of the HNT tools business did not represent a strategic shift and will not have a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the Company has not presented the sale as a discontinued operation in the consolidated financial statements.
Efflux
On July 12, 2017 (the Efflux Closing Date), the Company completed the acquisition of Efflux for $8.6 million. Efflux's technology detects, analyzes and correlates threat activity within enterprise networks. The Efflux technology and engineering talent have been integrated into our security products in order to support the ongoing enhancement of that products portfolio.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill of $6.1 million from the acquisition was included within the Security reporting unit. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.
NOTE 9 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has two reporting units: (1) Service Assurance and (2) Security. At March 31, 2019, goodwill attributable to the Company's Service Assurance and Security reporting units was $1.2 billion and $555.1 million, respectively. At March 31, 2018, goodwill attributable to the Company's Service Assurance and Security reporting units was $1.2 billion and $555.9 million, respectively. Goodwill is tested for impairment at a reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2019.
In fiscal years 2019 and 2018, the Company's quantitative impairment tests indicated that goodwill was not impaired. The Company determined the fair values of its reporting units by preparing a discounted cash flow analysis using forward looking projections of the reporting units’ future operating results and by comparing the value of the reporting units to the implied market value of selected peers. The significant assumptions used in the discounted cash flow analysis include: revenue and revenue growth, selling margins, other operating expenditures, the discounted rate used to present value future cash flows and terminal growth rates. The discount rate used is a cost of equity method, which is essentially equal to the "market participant" weighted-average cost of capital (WACC). The Service Assurance and Security reporting units' goodwill fair value substantially exceeded their respective carrying value.
The change in the carrying amount of goodwill for the fiscal year ended March 31, 2019 is due to the divestiture of the HNT tools business and impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2019 and 2018 are as follows (in thousands):

Balance at March 31, 2017	$1,718,162
Goodwill attributable to the Efflux acquisition	6,077
Foreign currency translation impact	(11,475)
Balance as of March 31, 2018	$1,712,764
Divestiture of the HNT tools business	(4,414)
Foreign currency translation impact	7,135
Balance as of March 31, 2019	$1,715,485
Intangible Assets
The net carrying amounts of intangible assets were $669.1 million and $831.4 million at March 31, 2019 and 2018, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
During fiscal year 2019, the Company performed a quantitative analysis on certain intangible assets related to the HNT tools business, which has since been divested. The fair value for the intangible assets related to the HNT tools business was calculated considering a range of potential transaction prices which the Company considers to be a Level 3 measurement. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, the Company recognized an impairment charge of $35.9 million in the twelve months ended March 31, 2019. The impairment charge was recorded within a separate operating expense line item in the Company's consolidated statements of operations during the twelve months ended March 31, 2019.
In September 2018, the Company completed the divestiture of the HNT tools business. As a result, the net carrying value of the Company's intangible assets was reduced by $10.2 million.
In fiscal year 2019 and 2018, the Company's annual impairment tests indicated that the acquired trade name was not impaired. In the fourth quarter of fiscal year 2019, the Company completed its annual impairment test of the indefinite lived intangible at January 31, 2019, using the qualitative Step 0 assessment. No impairment indicators were observed at January 31, 2019.
The Company did not acquire any technology licenses during the fiscal year ended March 31, 2019. During the fiscal year ended March 31, 2018, the Company acquired technology licenses for $0.5 million. This amount is included within distributor relationships and is being amortized using the economic benefit method over a useful life of 3 years.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2019 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$242,259	$(168,289)	$73,970
Customer relationships	772,969	(218,043)	554,926
Distributor relationships and technology licenses	6,882	(5,237)	1,645
Definite-lived trademark and trade name	39,304	(20,586)	18,718
Core technology	7,192	(6,845)	347
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Leasehold interest	500	(500)	—
Backlog	16,397	(16,397)	—
Capitalized software	3,317	(2,690)	627
Other	1,208	(923)	285
	$1,090,656	$(440,138)	$650,518
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2019, 2018, and 2017 (in thousands).

	Years Ended March 31,
	2019	2018	2017
Amortization of intangible assets included as:
Product revenue	$—	$9	$11,438
Cost of product revenue	34,039	40,286	44,326
Operating expense	74,325	76,661	70,325
	$108,364	$116,956	$126,089

The following is the expected future amortization expense at March 31, 2019 for the fiscal years ended March 31 (in thousands):

2020	$90,924
2021	79,643
2022	69,232
2023	61,511
2024	53,403
Thereafter	295,805
Total	$650,518

The weighted average amortization period of developed technology and core technology is 11.3 years. The weighted average amortization period for customer and distributor relationships is 15.9 years. The weighted average amortization period for trademarks and trade names is 8.6 years. The weighted average amortization period for capitalized software is 3.0 years. The weighted average amortization period for all amortizing intangible assets is 14.6 years.

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at March 31, 2019 and 2018 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Derivatives Designated as Hedging Instruments:
Forward contracts	$4,550	$11,225	$58	$122	$68	$40

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations at March 31, 2019 and 2018 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion					Ineffective Portion
	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)			Gain (Loss) Recognized in Income (Amount Excluded from Effectiveness Testing) (c)
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2019	2018	Location	2019	2018	Location	2019	2018
Forward contracts	$(696)	$1,079	Research and development	$164	$(121)	Research and development	$69	$60
			Sales and marketing	411	(779)	Sales and marketing	(196)	(153)
	$(696)	$1,079		$575	$(900)		$(127)	$(93)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

NOTE 11 – RESTRUCTURING CHARGES
During the fiscal year ended March 31, 2016, the Company recorded a restructuring charge of $500 thousand related to one-time termination benefits to be paid to one employee, which was the completion of a plan that was required as a closing condition related to the acquisition of Danaher Corporation's (Danaher) Communications Business in July 2015 (Comms Transaction).
During the fiscal year ended March 31, 2017, the Company approved two restructuring plans. During the first quarter of fiscal year 2017, the Company restructured certain departments to better align functions subsequent to the Comms Transaction. As a result of the restructuring program, the Company recorded $2.0 million of restructuring charges related to one-time termination benefits to be paid to nineteen employees which was recorded during the fiscal year ended March 31, 2017. The one-time termination benefits related to this plan were paid in full during the fiscal year ended March 31, 2017. In addition, during the fourth quarter of fiscal year 2017, the Company restructured certain departments to better align functions subsequent to the Comms Transaction, resulting in the termination of forty-one employees. Communication of the plan to the impacted employees was substantially completed on March 31, 2017. As a result of the workforce reduction, during the fiscal year ended March 31, 2017, the Company recorded a restructuring change totaling $1.9 million related to one-time termination benefits and $0.4 million in facility related charges. All of the workforce reduction was completed during the quarter ended September 30, 2017. During the fiscal year ended March 31, 2018, the Company recorded an additional charge for one-time termination

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

benefits and facility-related costs of $0.9 million. The one-time termination benefits and facilities-related costs related to this plan were paid in full during the fiscal year ended March 31, 2018.
During the fiscal year ended March 31, 2018, the Company restructured certain departments to better align functions resulting in the termination of sixty-one employees. As a result of the workforce reduction, during the fiscal year ended March 31, 2018, the Company recorded a restructuring charge totaling $5.1 million related to one-time termination benefits for the employees that were notified during the period. Additional one-time termination benefit charges and facility-related costs of approximately $1.7 million were recorded during the fiscal year ended March 31, 2019. The one-time termination benefits and facility-related costs related to this plan were paid in full during the fiscal year ended March 31, 2019.
During the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain requirements to reduce overall headcount. As a result of the related workforce reduction, the Company recorded restructuring charges totaling $17.2 million related to one-time termination benefits for one hundred fifty-five employees who voluntarily terminated their employment with the Company during the period. Additional one-time termination benefit charges of approximately $0.1 million for one employee are anticipated to be recorded in the next three months. The one-time termination benefits are expected to be paid in full by the end of the first quarter of the fiscal year ending March 31, 2020.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	FY2016 Plan	Q1 FY2017 Plan	Q4 FY2017 Plan		FY2018 Plan		VSP
	Employee-Related	Employee-Related	Employee-Related	Facilities Related	Employee-Related	Facilities Related	Employee-Related	Total
Balance at March 31, 2016	$272	$—	$—	$—	$—	$—	$—	$272
Restructuring charges to operations	—	2,034	1,867	405	—	—	—	4,306
Cash payments	(272)	(1,739)	(317)	—	—	—	—	(2,328)
Other adjustments	—	(295)	—	—	—	—	—	(295)
Balance at March 31, 2017	$—	$—	$1,550	$405	$—	$—	$—	$1,955
Restructuring charges to operations	—	—	729	208	5,085	—	—	6,022
Cash payments	—	—	(1,867)	(374)	(1,331)	—	—	(3,572)
Other adjustments	—	—	(412)	(239)	(58)	—	—	(709)
Balance at March 31, 2018	$—	$—	$—	$—	$3,696	$—	$—	$3,696
Restructuring charges to operations	—	—	—	—	1,017	643	17,248	18,908
Cash payments	—	—	—	—	(4,240)	(458)	(17,329)	(22,027)
Other adjustments	—	—	—	—	(473)	(185)	81	(577)
Balance at March 31, 2019	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 12 – LONG-TERM DEBT
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the fiscal year ended March 31, 2019, the Company repaid $50.0 million of borrowings under the Amended Credit Agreement. At March 31, 2019, $550 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2018, until the Company has delivered financial statements for the quarter ended March 31, 2019, the applicable margin will be 1.75% per annum for LIBOR loans and 0.75% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. The Company's Amended Credit Agreement provides for the Administrative Agent to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or Government Authority having jurisdiction over the Administrative Agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans and the Administrative Agent determines that (i) and (ii) above are unlikely to be temporary then the Administrative Agent and the Company would agree to transition to an Alternate Base Rate Borrowing or amend the Credit Agreement to establish an alternate rate of interest to LIBOR that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2018 until the Company has delivered financial statements for the quarter ended March 31, 2019, the commitment fee will be 0.30% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At March 31, 2019, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at March 31, 2019, which are being amortized over the life of the revolving credit facility. The unamortized balance was $6.6 million as of March 31, 2019. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $4.9 million was included as other assets in the Company's consolidated balance sheet.
NOTE 13 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Year Ended March 31,
	2019	2018	2017
Numerator:
Net income (loss)	$(73,324)	$79,812	$33,291
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	78,617	87,425	92,226
Dilutive common equivalent shares:
Weighted average restricted stock units	—	836	694
Denominator for diluted net income (loss) per share - weighted average shares outstanding	78,617	88,261	92,920
Net income (loss) per share:
Basic net income (loss) per share	$(0.93)	$0.91	$0.36
Diluted net income (loss) per share	$(0.93)	$0.90	$0.36

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Year Ended March 31,
	2019	2018	2017
Restricted stock units	706	1,450	1,320
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of unrecognized compensation expense. As the Company incurred a net loss in the fiscal year ended March 31, 2019, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average share outstanding.
For the fiscal year ended March 31, 2018, the delivery of 7.4 million shares under the Company's accelerated share repurchase (ASR) agreements reduced its outstanding shares used to determine its weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. See Note 14 for additional information. The Company evaluated the ASR agreements for potential dilutive effects of any shares remaining to be received or owed upon settlement and determined the additional shares to be received would be anti-dilutive, and therefore they were not included in the Company's calculation of diluted earnings per share for the fiscal year ended March 31, 2018.
NOTE 14 – TREASURY STOCK
On May 19, 2015, the Company’s Board of Directors approved a share repurchase program, conditional upon the completion of the Comms Transaction. This program enabled the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction and replaced the Company's previously existing open market stock repurchase program. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe under this program. The Company repurchased 6,773,438 shares for $227.6 million, and 3,148,426 shares for $80.0 million in the open market under this stock repurchase plan during the fiscal years ended March 31, 2018, and 2017, respectively. At March 31, 2018, there were no shares of common stock that remained available to be purchased under this plan.
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
On February 1, 2018, the Company entered into ASR agreements with two third-party financial institutions (the Dealers) to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions under the Company’s twenty million share repurchase program and the twenty-five million share repurchase program. The Company borrowed $300 million against its Amended Credit Facility in order to finance the payment of the initial purchase price to each of the Dealers. Under the terms of the ASR, the Company made a $150 million payment to each of the Dealers on February 2, 2018, and received an initial delivery of 3,693,931 shares from each of the Dealers, or 7,387,862 shares in the aggregate, which is approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR. As part of this purchase, 970,650 shares for $27.6 million were deducted under the twenty million share repurchase program and 6,417,212 shares for $182.4 million were deducted from the twenty-five million share repurchase program during the fiscal year ended March 31, 2018. Final settlement of the ASR agreements was completed in August 2018. As a result, the Company received an additional 3,679,947 shares of its common stock for $96.8 million, which reduced the number of shares available to be purchased from the twenty-five million share repurchase program during the fiscal year ended March 31, 2019. In total, 11,067,809 shares of the Company's common stock were repurchased under the ASR at an average cost per share of $27.11.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Company repurchased an additional 543,251 shares for $14.5 million under the twenty-five million share repurchase program during the fiscal year ended March 31, 2019. At March 31, 2019, 14,359,590 shares of common stock remained available to be purchased under the current repurchase program.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 451,683 shares for $11.9 million, 408,097 shares for $13.6 million and 320,572 shares for $9.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2019, 2018 and 2017, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under those programs.
NOTE 15 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. On November 8, 2018, the Company increased the number of shares available under the ESPP by an additional 3,000,000 shares. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2019, employees purchased 577,000 shares under the ESPP with a weighted average purchase price per share of $26.13. At March 31, 2019, 2,908,143 shares were available for future issuance under the ESPP.
2007 Equity Incentive Plan
Enacted in September 2007, the 2007 Equity Incentive Plan (2007 Plan) permits the granting of stock options, restricted stock and restricted stock units, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. On September 7, 2011, the Company’s stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan to increase the shares of common stock reserved for issuance by 8,000,000 shares. On September 22, 2015, the Company's stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (the Amended 2007 Plan) to increase the shares of common stock reserved for issuance by 8,500,000. A total of 21,500,000 shares are reserved for issuance under the Amended 2007 Plan. In addition, any shares not delivered to a participant because an award is exercised through a reduction of shares subject to the award (cashless exercise) will not be available for issuance under the Amended 2007 Plan and any shares reacquired by the Company to cover withholding taxes upon exercise of a stock option or stock appreciation right or as consideration for the exercise of a stock option or stock appreciation right will not become available for issuance under the Amended 2007 Plan. Shares withheld to cover tax liabilities of restricted stock unit grants will be restored to the available reserve on the 2 for 1 amount. Furthermore, the share reserve under the Amended 2007 Plan is reduced one share for each share of common stock issued pursuant to a stock option or stock appreciation right and two shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan on or after March 31, 2011. At March 31, 2019, an aggregate of 4,210,655 unvested equity awards were outstanding under the Amended 2007 Plan.
The Amended 2007 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee operates under guidelines established by the Board of Directors. The Compensation Committee has the authority to

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2019, 2018 and 2017.
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Year Ended March 31,
	2019	2018	2017
Cost of product revenue	$1,463	$1,159	$934
Cost of service revenue	5,959	4,824	3,956
Research and development	17,321	14,711	12,362
Sales and marketing	18,923	15,213	12,823
General and administrative	12,662	11,410	9,114
	$56,328	$47,317	$39,189

Transactions under the Amended 2007 Plan during the fiscal years ended March 31, 2019, 2018 and 2017 are summarized in the table below.

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2016	2,873,306	$35.32
Granted	2,020,536	24.92
Vested	(950,159)	33.16
Canceled	(333,382)	33.40
Outstanding – March 31, 2017	3,610,301	$30.24
Granted	1,962,590	34.01
Vested	(1,216,585)	31.09
Canceled	(277,526)	31.70
Outstanding – March 31, 2018	4,078,780	$31.77
Granted	2,178,339	30.10
Vested	(1,438,219)	32.49
Canceled	(608,245)	30.52
Outstanding – March 31, 2019	4,210,655	$30.84

At March 31, 2019, there were 3,811,505 shares of common stock available for grant under the Amended 2007 Plan.
The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Amended 2007 Plan.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Total fair value of restricted stock unit awards vested	$38,070	$40,539	$28,293
At March 31, 2019, the total unrecognized compensation cost related to restricted stock unit awards was $98.1 million, which is expected to be amortized over a weighted-average period of 1.3 years.
NOTE 16 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $6.6 million, $8.0 million and $9.4 million to the plan for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
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
The components of the change in benefit obligation of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2019	2018
Benefit obligation, at beginning of year	$33,464	$30,141
Service cost	304	407
Interest cost	704	718
Benefits paid and other	(302)	(288)
Actuarial loss (gain)	3,254	(1,788)
Foreign exchange rate impact	(2,529)	4,274
Benefit obligation, at end of year	$34,895	$33,464

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2019	2018
Fair value of plan assets, at beginning of year	$—	$—
Employer direct benefit payments	302	288
Benefits paid and other	(302)	(288)
Fair value of plan assets, at end of year	$—	$—
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2019, 2018, and 2017 (in thousands):

	Year Ended March 31,
	2019	2018	2017
Service cost	$304	$407	$329
Interest cost	704	718	638
Net periodic pension cost	$1,008	$1,125	$967

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,	March 31,	March 31,
	2019	2018	2017
Discount rate	1.80%	2.30%	2.10%
Rate of compensation increase	3.00%	2.25%	2.25%
As of March 31, 2019, unrecognized actuarial loss of $3.3 million ($2.3 million, net of tax) which have not yet been recognized in net periodic pension cost are included in accumulated other comprehensive income (loss). The unrecognized actuarial gains and losses are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs. None of this amount is expected to be recognized in net periodic pension costs during the fiscal year ending March 31, 2020. No plan assets are expected to be returned to the Company during the fiscal year ending March 31, 2020.
Expected Contributions
During the fiscal year ended March 31, 2019, the Company contributed $302 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2020	$382
2021	$436
2022	$484
2023	$549
2024	$599
2025 - 2030	$4,561

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – INCOME TAXES
Income (loss) before income tax expense (benefit) consisted of the following (in thousands):

	Year Ended March 31,
	2019	2018	2017
Domestic	$(107,088)	$(35,032)	$32,475
Foreign	14,176	16,373	19,710
	$(92,912)	$(18,659)	$52,185
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Current income tax expense (benefit):
Federal	$3,902	$14,191	$15,912
State	(136)	1,925	3,152
Foreign	10,618	12,249	11,175
	14,384	28,365	30,239
Deferred income tax expense (benefit):
Federal	(25,347)	(113,122)	(8,278)
State	(3,845)	(10,037)	3,578
Foreign	(4,780)	(3,677)	(6,645)
	(33,972)	(126,836)	(11,345)
	$(19,588)	$(98,471)	$18,894
The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Year Ended March 31,
	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	31.6%	35.0%
State taxes, net of federal tax effect	3.4	6.9	9.7
Research and development tax credits	7.1	39.5	(8.2)
Effect of foreign operations	(0.6)	15.5	(6.7)
Meals and entertainment	(1.0)	(6.7)	2.5
Domestic production activities deduction	—	13.8	(4.0)
Change in valuation allowance	2.2	(0.2)	(0.1)
Stock Compensation	(2.6)	(2.5)	3.1
Divestiture	(1.0)	—	—
GILTI/FDII	2.9	—	—
BEAT	(7.0)	—	—
2017 Tax Act (transition tax and re-measurement of deferreds)	0.4	454.1	—
Foreign withholding	(3.0)	(21.0)	3.8
Other permanent differences	(0.7)	(3.3)	1.1
	21.1%	527.7%	36.2%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$4,359	$4,068
Deferred revenue	11,278	12,168
Reserves	5,463	3,375
Pension and other retiree benefits	5,960	5,307
Net operating loss carryforwards	14,992	21,251
Tax credit carryforwards	9,043	6,625
Share-based compensation	5,505	5,164
Other	166	418
Total gross deferred tax assets	56,766	58,376
Valuation allowance	(835)	(3,108)
Net deferred tax assets	55,931	55,268
Deferred tax liabilities:
Intangible assets	(164,199)	(195,959)
Other Deferred Liabilities	(1,609)	—
Depreciation	(7,134)	(4,187)
Total deferred tax asset (liability)	$(117,011)	$(144,878)

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. The Company weighs objective and verifiable evidence more heavily in this analysis. In situations where the Company concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the asset it creates a valuation allowance against it. As a result, the Company established a valuation allowance of $3.1 million as of March 31, 2018 and $0.8 million as of March 31, 2019, representing a decrease of $2.3 million. The decrease in the valuation allowance as of March 31, 2019, as compared to March 31, 2018, is primarily related to deferred tax assets related to Psytechnics Ltd that the Company believes are more likely than not to be realized. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a tax benefit recorded in the period such determination is made.
At March 31, 2019, the Company had U.S. federal net operating loss carry forwards of approximately $26 million, state net operating loss carryforwards of approximately $21 million and tax credit carryforwards of approximately $11 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2021. The Company also had foreign net operating loss carryforwards of approximately $59 million at March 31, 2019. The majority of foreign net operating losses have no expiration dates. Utilization of the U.S. net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.
The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2015, although carryforward attributes that were generated prior to 2015 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of the tax return previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Balance at April 1,	$2,215	$2,926	$1,588
Additions based on tax positions related to the current year	28	126	46
Release of tax positions of prior years	(194)	(481)	(154)
Increase in unrecognized tax benefits as a result of a tax position taken during a prior period	—	—	1,446
Decrease relating to settlements with taxing authorities	(735)	(356)	—
Balance at March 31,	$1,314	$2,215	$2,926
The Company is unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. All of the unrecognized tax benefits would affect the effective tax rate if recognized.
The Company includes interest and penalties accrued in the consolidated financial statements as a component of the tax provision.
Several key provisions under the Tax Cuts and Jobs Act of 2017 (TCJA), enacted on December 22, 2017, impact the Company. The final impact of the TCJA, as described below, did not differ from the estimates reported at December 31, 2017. The key changes from the TCJA that were reported as of March 31, 2019 are the impact due to the reduced U.S. Federal corporate tax rate from 35.0% to 21.0%, a one-time transition tax on certain foreign earnings on which U.S. income tax was deferred, the Base Erosion Anti-Abuse Tax (BEAT), the deduction for Foreign Derived Intangible Income (FDII) and the Global Intangible Low Tax Income (GILTI).
The Company is required to record deferred tax assets and liabilities based on the enacted tax rate which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35.0% down to 21.0% based on the recorded balances. As of December 31, 2017, the Company recorded an estimate related to the re-measurement of its deferred tax balances, which was a benefit of approximately $87.0 million. During the third quarter of the current fiscal year the Company finalized its calculation and did not adjust its estimate recorded.
Additionally, the Company is required to calculate a one-time transition tax based on its total post-1986 foreign subsidiaries’ earnings and profits that were previously deferred from U.S. income taxes. As of December 31, 2017, the Company recorded an estimate related to this one-time transition charge of approximately $2.0 million. During the third quarter of the current fiscal year the Company finalized its calculation and did not adjust its estimate recorded.
The Company is subject to the tax on the Global Intangible Low-Taxed Income (GILTI). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or (2) factoring such amounts into the Company's measurement of its deferred taxes (the "deferred method"). The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method").
The Company expects that current and future foreign earnings may be repatriated tax efficiently as a result of the TCJA. After fully assessing the impact of the TCJA, the Company has determined that its current and future foreign earnings will not be indefinitely reinvested where the Company can repatriate those earnings in a tax efficient manner acceptable to management and which comply with local statutory and operational requirements. Additionally, the Company intends a one-time repatriation of certain previously taxed historical earnings because of TCJA which can be repatriated in a tax efficient manner. The Company continues to assert that any remainder of its historical book basis in excess of tax basis will be permanently reinvested. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these differences.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Acquisition and Divestiture Related
The Company has a contingent consideration asset related to the divestiture of its HNT tools business in September 2018. The contingent consideration asset represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The contingent consideration asset at March 31, 2019 was $0.8 million.
The Company had a contingent liability at March 31, 2018 for $523 thousand related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. The $523 thousand was paid to the sellers in July 2018.
The Company had a contingent liability at March 31, 2018 for $4.9 million related to the acquisition of Simena LLC in November 2011, which was based on the ultimate settlement of assets and liabilities acquired as part of the transaction, and the former owners' future period of employment with NetScout. The contingent purchase consideration of $5.0 million was paid to the seller in November 2018.
The Company had $660 thousand of contingent purchase consideration related to the acquisition of Avvasi Incorporated (Avvasi) in August 2016 for which an escrow account was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the asset purchase agreement. The $660 thousand was paid to the seller in August 2017.
Legal
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. The Court also conducted a bench trial on whether these patents were unenforceable due to, among other things, inequitable conduct. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post judgement interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following the entry of judgment, NetScout filed motions for judgment as a matter of law, seeking to both overturn the verdict and to reduce damages. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products. NetScout intends to continue to vigorously dispute Packet Intelligence’s claims including through appeal, if necessary.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Unconditional purchase obligations
At March 31, 2019, the Company had unconditional purchase obligations of $49.2 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
Leases
NetScout leases office space under non-cancelable operating leases. Total rent expense under the leases was $16.3 million, $16.6 million and $13.8 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
At March 31, 2019, future non-cancelable minimum lease commitments (including office space, copiers and automobiles) are as follows (in thousands):

Year Ending March 31,
2020	$16,102
2021	11,059
2022	9,804
2023	8,807
2024	8,500
Remaining years	43,997
Total minimum lease payments	$98,269

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.
Total revenue by geography is as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
United States	$553,267	$581,853	$722,440
Europe	148,036	174,445	193,441
Asia	72,355	88,917	95,735
Rest of the world	136,260	141,572	150,496
	$909,918	$986,787	$1,162,112
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
NOTE 20 - RELATED PARTY TRANSACTIONS
During the Company's fiscal year ended March 31, 2016 and the three months ended June 30, 2016, a member of the Company’s Board of Directors served as an executive officer of Danaher. As part of the split off of Danaher’s Communications Business and the Company’s subsequent acquisition of that business from Newco's shareholders, NetScout entered into multiple transactions with Danaher which include: transition services agreements, lease agreements, closing agreements, and compensation for post-combination services provisions within the separation and distribution agreement. This board member is now the founding President and CEO of Fortive Corporation (Fortive), which spun off of Danaher in July 2016. As of September 12, 2018, this person is no longer serving on the Company's Board of Directors. As part of the spin-off of Fortive, the transition services agreement was amended to, among other things, assign Danaher's rights, duties, obligations and liabilities

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

under the transition services agreement to Fluke Corporation, a subsidiary of Fortive. The Company has disclosed the transactions with Danaher and Fortive parenthetically within the financial statements.
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has receivables from related parties. The following table summarizes those balances (in thousands):

	March 31, 2019	March 31, 2018
Danaher	$—	$252
Fortive	335	2,935
	$335	$3,187
As disclosed parenthetically within the Company's consolidated balance sheet, the Company has payables due to related parties. The following table summarizes those balances (in thousands):

	March 31, 2019	March 31, 2018
Fortive	$244	$369
	$244	$369
As disclosed parenthetically within the Company's consolidated statements of operations, the Company has recorded expenses from related parties. The following table summarizes those balances (in thousands):

	Year Ended March 31,
	2019	2018	2017
Danaher:
Cost of product revenue	$—	$—	$4,690
Cost of service revenue	—	—	485
Research and development expenses	—	—	1,720
Sales and marketing	—	2	2,273
General and administrative expenses	—	7	2,551
	$—	$9	$11,719
Fortive:
Cost of product revenue	$—	$245	$2,539
Cost of service revenue	529	665	260
Research and development expenses	20	3	(96)
Sales and marketing	—	—	150
General and administrative expenses	20	1,696	1,548
Other income	—	(56)	(426)
	$569	$2,553	$3,975

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows from operating activities resulting from amounts due to related parties and due from related parties. The following table summarizes those cash flows from operating activities (in thousands):

	Year Ended March 31,
	2019	2018	2017
Due from related party:
Danaher	$58	$96	$17,310
Fortive	114	347	7,745
Total	$172	$443	$25,055

Due to related party:
Danaher	$243	$—	$(2,954)
Fortive	(9)	(75)	162
Total	$234	$(75)	$(2,792)
As disclosed within the Company's consolidated statements of cash flows, the Company has cash flows from investing activities resulting from amounts due from related parties. The following table summarizes those cash flows from investing activities (in thousands):

	Year Ended March 31,
	2019	2018	2017
Due from related party:
Danaher	$—	$—	$12,864
Total	$—	$—	$12,864
The Company recognized $0, $45 thousand, and $177 thousand in revenue from Danaher during the fiscal years ended March 31, 2019, 2018, and 2017 in the ordinary course of business.
A member of the Company’s Board of Directors served as a member of the board of directors for EMC Corporation (EMC) during the fiscal years ended March 31, 2017 and 2016, and therefore, the Company considered sales to EMC to be a related party transaction. During the quarter ended September 30, 2016, EMC was acquired by Dell Technologies and EMC's board member resigned. The Company continued to report the wind down of preexisting transactions as related party transactions through the Company's fiscal year 2017. The Company recognized $167 thousand in revenue from EMC during the fiscal year ended March 31, 2017 in the ordinary course of business.
A member of the Company’s Board of Directors served as a trustee for Boston College during the fiscal years ended March 31, 2017 and 2016 and a portion of the fiscal year ended March 31, 2018 and therefore, the Company considers sales to Boston College to be a related party transaction. The Company recognized $150 thousand and $0 in revenue from Boston College during the fiscal years ended March 31, 2018 and 2017, respectively, in the ordinary course of business.

NOTE 21 – QUARTERLY RESULTS OF OPERATIONS – UNAUDITED
The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2019 and 2018. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	(in thousands, except per share data)
	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017
Revenue	$235,002	$246,008	$223,797	$205,111	$235,224	$268,944	$256,863	$225,756
Gross profit	$176,466	$176,424	$159,817	$143,084	$168,633	$204,435	$182,620	$159,194
Net income (loss)	$19,211	$(3,603)	$(26,428)	$(62,504)	$16,817	$89,685	$(2,468)	$(24,222)
Diluted net income (loss) per share	$0.24	$(0.05)	$(0.34)	$(0.78)	$0.20	$1.02	$(0.03)	$(0.27)

NOTE 22 – SUBSEQUENT EVENTS
On May 7, 2019, the Company repaid $50.0 million of borrowings under the Amended Credit Agreement.

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2017
Allowance for doubtful accounts	$5,069	$6,961	$(7,580)	$(2,384)	$2,066
Deferred tax asset valuation allowance	$3,777	$(338)	$(65)	$—	$3,374
Year ended March 31, 2018
Allowance for doubtful accounts	$2,066	$695	$(346)	$(424)	$1,991
Deferred tax asset valuation allowance	$3,374	$—	$—	$(266)	$3,108
Year ended March 31, 2019
Allowance for doubtful accounts	$1,991	$826	$(464)	$(770)	$1,583
Deferred tax asset valuation allowance	$3,108	$905	$—	$(3,178)	$835

S-1