Form 10-Q
period 2019-06-30
NETSCOUT SYSTEMS INC
filed 2019-08-08
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒            Accelerated filer             ☐
Non-accelerated filer   ☐             Smaller reporting company    ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 1, 2019 was 75,861,198.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$353,721	$409,632
Marketable securities	84,354	76,344
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,690 and $1,583 at June 30, 2019 and March 31, 2019, respectively	160,039	235,318
Inventories and deferred costs	26,479	26,270
Prepaid income taxes	19,614	18,000
Prepaid expenses and other current assets	31,643	35,658
Total current assets	675,850	801,222
Fixed assets, net	56,393	58,951
Operating lease right-of-use assets	67,536	—
Goodwill	1,717,945	1,715,485
Intangible assets, net	648,997	669,118
Deferred income taxes	7,110	7,218
Long-term marketable securities	5,087	1,012
Other assets	15,083	16,988
Total assets	$3,194,001	$3,269,994
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,578	$24,582
Accrued compensation	41,379	58,501
Accrued other	23,545	23,027
Income taxes payable	1,517	1,318
Deferred revenue and customer deposits	246,498	272,508
Current portion of operating lease liabilities	11,066	—
Total current liabilities	349,583	379,936
Other long-term liabilities	6,191	19,493
Deferred tax liability	124,870	124,229
Accrued long-term retirement benefits	35,811	36,284
Long-term deferred revenue and customer deposits	95,529	94,619
Operating lease liabilities, net of current portion	70,582	—
Long-term debt	500,000	550,000
Total liabilities	1,182,566	1,204,561
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and March 31, 2019	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 120,123,018 and 119,760,132 shares issued and 76,554,298 and 77,610,361 shares outstanding at June 30, 2019 and March 31, 2019, respectively	120	120
Additional paid-in capital	2,841,001	2,828,922
Accumulated other comprehensive loss	(3,184)	(2,639)
Treasury stock at cost, 43,568,720 and 42,149,771 shares at June 30, 2019 and March 31, 2019, respectively	(1,155,252)	(1,119,063)
Retained earnings	328,750	358,093
Total stockholders' equity	2,011,435	2,065,433
Total liabilities and stockholders' equity	$3,194,001	$3,269,994
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Revenue:
Product	$75,719	$96,927
Service	110,305	108,184
Total revenue	186,024	205,111
Cost of revenue:
Product	26,935	32,965
Service	27,808	29,062
Total cost of revenue	54,743	62,027
Gross profit	131,281	143,084
Operating expenses:
Research and development	43,727	55,463
Sales and marketing	73,525	78,132
General and administrative	22,211	26,059
Amortization of acquired intangible assets	16,143	23,465
Restructuring charges	123	1,147
Impairment of intangible assets	—	35,871
Total operating expenses	155,729	220,137
Loss from operations	(24,448)	(77,053)
Interest and other expense, net:
Interest income	1,658	941
Interest expense	(6,365)	(5,888)
Other income	308	254
Total interest and other expense, net	(4,399)	(4,693)
Loss before income tax expense (benefit)	(28,847)	(81,746)
Income tax expense (benefit)	496	(19,242)
Net loss	$(29,343)	$(62,504)
Basic net loss per share	$(0.38)	$(0.78)
Diluted net loss per share	$(0.38)	$(0.78)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	77,302	80,358
Net loss per share - diluted	77,302	80,358
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Net loss	$(29,343)	$(62,504)
Other comprehensive income (loss):
Cumulative translation adjustments	(561)	(2,708)
Changes in market value of investments:
Changes in unrealized gains, net of taxes of $6 and $29, respectively	35	28
Total net change in market value of investments	35	28
Changes in market value of derivatives:
Changes in market value of derivatives, net of benefits of ($19) and ($126), respectively	(54)	(393)
Reclassification adjustment for net gains included in net loss, net of taxes of $11 and $23, respectively	35	71
Total net change in market value of derivatives	(19)	(322)
Other comprehensive loss	(545)	(3,002)
Total comprehensive loss	$(29,888)	$(65,506)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2018	117,744,913	$117	$2,665,120	$2,895	37,474,890	$(995,843)	$396,493	$2,068,782

Net loss							(62,504)	(62,504)
Unrealized net investment gains				28				28
Unrealized net losses on derivative financial instruments				(322)				(322)
Cumulative translation adjustments				(2,708)				(2,708)
Issuance of common stock pursuant to vesting of restricted stock units	394,369	—						—
Stock-based compensation expense for restricted stock units granted to employees			11,262					11,262
Repurchase of treasury stock					129,115	(3,486)		(3,486)
Cumulative effect of adoption of ASU 2014-09							34,149	34,149
Balance, June 30, 2018	118,139,282	$117	$2,676,382	$(107)	37,604,005	$(999,329)	$368,138	$2,045,201

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2019	119,760,132	$120	$2,828,922	$(2,639)	42,149,771	$(1,119,063)	$358,093	$2,065,433

Net loss							(29,343)	(29,343)
Unrealized net investment gains				35				35
Unrealized net losses on derivative financial instruments				(19)				(19)
Cumulative translation adjustments				(561)				(561)
Issuance of common stock pursuant to vesting of restricted stock units	362,886	—						—
Stock-based compensation expense for restricted stock units granted to employees			12,079					12,079
Repurchase of treasury stock					1,418,949	(36,189)		(36,189)
Balance, June 30, 2019	120,123,018	$120	$2,841,001	$(3,184)	43,568,720	$(1,155,252)	$328,750	$2,011,435
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,343)	$(62,504)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	29,335	40,347
Operating lease right-of-use assets	2,552	—
Loss on disposal of fixed assets	—	63
Deal-related compensation expense and accretion charges	—	38
Share-based compensation expense	12,743	12,965
Net change in fair value of contingent and contractual liabilities	541	—
Accretion of contingent consideration	(18)	—
Impairment of intangible assets	—	35,871
Deferred income taxes	830	(14,306)
Other gains	(81)	(206)
Changes in assets and liabilities
Accounts receivable and unbilled costs	75,092	47,939
Due from related party	—	1,536
Inventories	(1,208)	(138)
Prepaid expenses and other assets	4,238	(3,426)
Accounts payable	(634)	(5,206)
Accrued compensation and other expenses	(16,332)	5,566
Operating lease liabilities	(3,425)	—
Due to related party	—	250
Income taxes payable	85	(1,882)
Deferred revenue	(24,917)	(31,387)
Net cash provided by operating activities	49,458	25,520
Cash flows from investing activities:
Purchase of marketable securities	(41,039)	(69,211)
Proceeds from maturity of marketable securities	28,995	41,573
Purchase of fixed assets	(3,287)	(6,468)
Decrease in deposits	—	4
Acquisition of businesses	(4,154)	—
Net cash used in investing activities	(19,485)	(34,102)
Cash flows from financing activities:
Repayment of long-term debt	(50,000)	—
Treasury stock repurchases	(30,708)	—
Tax withholding on restricted stock units	(3,012)	(3,486)
Net cash used in financing activities	(83,720)	(3,486)
Effect of exchange rate changes on cash and cash equivalents	(1,163)	(4,337)
Net decrease in cash and cash equivalents and restricted cash	(54,910)	(16,405)
Cash and cash equivalents and restricted cash, beginning of period	409,820	370,731
Cash and cash equivalents and restricted cash, end of period	$354,910	$354,326
Supplemental disclosures:
Cash paid for interest	$5,639	$5,412
Cash paid for income taxes	$3,211	$3,882
Non-cash transactions:
Transfers of inventory to fixed assets	$862	$1,589
Additions to property, plant and equipment included in accounts payable	$794	$54
Tenant improvement allowance	$—	$6,788
Contingent consideration related to acquisition, included in accrued other	$1,000	$—
Unsettled share repurchases, included in accounts payable	$2,469	$—
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc. (NetScout or the Company). Certain information and footnote disclosures normally included in financial statements prepared under United States generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position and stockholders' equity, results of operations and cash flows. The year-end consolidated balance sheet data and statement of stockholders' equity was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission on May 28, 2019.
Recent Accounting Pronouncements
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 provides guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 effective April 1, 2019. The adoption has had an immaterial impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02) and issued subsequent amendments to initial guidance in July 2018 within ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements (collectively, ASC 842). ASC 842 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the guidance as of April 1, 2019 using the modified retrospective method. Please refer to Note 13, "Leases" for further details.
NOTE 2 – REVENUE RECOGNITION
Revenue Recognition Policy
The Company exercises judgment and uses estimates in connection with determining the amounts of product and service revenues to be recognized in each accounting period.
The Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. The majority of the Company's product sales consist of hardware products with embedded software that are essential to providing customers the intended functionality of the solutions. The Company also sells software offerings decoupled from the underlying hardware and software solutions to provide customers with enhanced functionality.
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
During the three months ended June 30, 2019, the Company recognized revenue of $97.2 million related to the Company's deferred revenue balance reported at March 31, 2019.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns or refunds at June 30, 2019.
At June 30, 2019, the Company had total deferred revenue of $342.0 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $246.5 million, or 72%, of this revenue during the next 12 months, and expects to recognize the remaining $95.5 million, or 28%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $7.0 million and $23.3 million at June 30, 2019 and March 31, 2019, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2019.
Contract Balances
The Company receives payments from customers based on a billing schedule as established by the Company’s contracts. Contract assets relate to performance obligations where control has transferred to the customer in advance of scheduled billings. The Company records unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. Deferred revenue relates to payments received in advance of performance under the contract.
Costs to Obtain Contracts
The Company has determined that the only significant incremental costs incurred to obtain contracts with customers within the scope of Topic 606 are sales commissions paid to its employees. Sales commissions are recorded as an asset and amortized to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. The Company expenses costs as incurred for sales commissions when the amortization period would have been one year or less.
At June 30, 2019, the consolidated balance sheet included $6.7 million in assets related to sales commissions to be expensed in future periods. A balance of $4.3 million was included in prepaid expenses and other current assets, and a balance of $2.4 million was included as other assets in the Company's consolidated balance sheet at June 30, 2019. At March 31, 2019, the consolidated balance sheet included $6.4 million in assets related to sales commissions to be expensed in future periods. A balance of $3.8 million was included in prepaid expenses and other current assets, and a balance of $2.6 million was included as other assets in the Company's consolidated balance sheet at March 31, 2019.
During the three months ended June 30, 2019 and 2018, respectively, the Company recognized $1.6 million and $0.6 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2019 and March 31, 2019, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2019 and June 30, 2018, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
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
NOTE 4 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units granted pursuant to the Company's 2007 Equity Incentive Plan, as amended, and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan, as amended, (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Cost of product revenue	$267	$269
Cost of service revenue	1,467	1,330
Research and development	3,819	4,151
Sales and marketing	4,135	4,359
General and administrative	3,055	2,856
	$12,743	$12,965

Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2019. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash maintained with various financial institutions at June 30, 2019 and March 31, 2019.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2019	March 31, 2019	June 30, 2018	March 31, 2018
Cash and cash equivalents	$353,721	$409,632	$353,416	$369,821
Restricted cash	1,189	188	910	910
Total cash, cash equivalents and restricted cash	$354,910	$409,820	$354,326	$370,731

The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.

Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2019, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$44,101	$31	$44,132
Commercial paper	37,553	—	37,553
Corporate bonds	2,663	6	2,669
Total short-term marketable securities	84,317	37	84,354
U.S. government and municipal obligations	5,067	20	5,087
Total long-term marketable securities	5,067	20	5,087
Total marketable securities	$89,384	$57	$89,441
The following is a summary of marketable securities held by NetScout at March 31, 2019, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$27,610	$12	$27,622
Commercial paper	48,722	—	48,722
Total short-term marketable securities	76,332	12	76,344
Corporate bonds	1,007	5	1,012
Total long-term marketable securities	1,007	5	1,012
Total marketable securities	$77,339	$17	$77,356

Contractual maturities of the Company's marketable securities held at June 30, 2019 and March 31, 2019 were as follows (in thousands):

	June 30, 2019	March 31, 2019
Available-for-sale securities:
Due in 1 year or less	$84,354	$76,344
Due after 1 year through 5 years	5,087	1,012
	$89,441	$77,356

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2019 and March 31, 2019 (in thousands):

	Fair Value Measurements at
	June 30, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$353,721	$—	$—	$353,721
U.S. government and municipal obligations	47,145	2,074	—	49,219
Commercial paper	—	37,553	—	37,553
Corporate bonds	2,669	—	—	2,669
Derivative financial instruments	—	18	—	18
Contingent consideration	—	—	239	239
	$403,535	$39,645	$239	$443,419
LIABILITIES:
Contingent purchase consideration	$—	$—	$(1,000)	$(1,000)
Derivative financial instruments	—	(51)	—	(51)
	$—	$(51)	$(1,000)	$(1,051)

	Fair Value Measurements at
	March 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$409,632	$—	$—	$409,632
U.S. government and municipal obligations	10,732	16,890	—	27,622
Commercial paper	—	48,722	—	48,722
Corporate bonds	1,012	—	—	1,012
Derivative financial instruments	—	58	—	58
Contingent consideration	—	—	762	762
	$421,376	$65,670	$762	$487,808
LIABILITIES:
Derivative financial instruments	$—	$(68)	$—	$(68)
	$—	$(68)	$—	$(68)

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
The Company's Level 3 assets consist of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The Company recorded a $0.5 million change in the fair value of the contingent consideration for the three months ended June 30, 2019, which is included in other expense, net within the Company's consolidated statement of operations for the three months ended June 30, 2019. The fair value of the contingent consideration was $0.2 million and $0.8 million at June 30, 2019 and March 31, 2019 respectively. The contingent consideration is included in other assets within the Company’s consolidated balance sheet at June 30, 2019 and March 31, 2019.
The Company's Level 3 liability consists of contingent purchase consideration related to the acquisition of certain assets and liabilities of Eastwind Networks, Inc. (Eastwind) in April 2019. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet at June 30, 2019.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial assets and liabilities for the three months ended June 30, 2019 (in thousands):

	Contingent Consideration	Contingent Purchase Consideration
Balance at March 31, 2019	$762	$—
Additions to Level 3	—	(1,000)
Change in fair value of contingent consideration	(523)	—
Balance at June 30, 2019	$239	$(1,000)

Accretion income related to the contingent consideration received as partial consideration for the divestiture of the HNT tools business for the three months ended June 30, 2019 was $18 thousand and was included within interest income.
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2019	March 31, 2019
Raw materials	$18,825	$14,432
Work in process	410	1,181
Finished goods	6,228	7,738
Deferred costs	1,016	2,919
	$26,479	$26,270

NOTE 8 - ACQUISITIONS & DIVESTITURES
Eastwind Acquisition
On April 3, 2019 (the Eastwind Closing Date), the Company completed the acquisition of certain assets and liabilities of Eastwind for $5.2 million. Eastwind's breach analytics cloud analyzes data to identify malicious activity, insider threats and data leakage.

The Company has completed the purchase accounting related to the Eastwind acquisition as of June 30, 2019. Goodwill and intangible assets recorded as part of the acquisition are deductible for tax purposes.

Initial cash payment	$4,154
Estimated fair value of contingent purchase consideration	1,000
Estimated purchase price	$5,154

The following table reflects the estimated fair value of assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$17
Intangible assets	4,230
Accrued other liabilities	(96)
Goodwill	$1,003

Of the total consideration, $1.0 million was deposited into an escrow account. The escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Generally, indemnification claims that Eastwind would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to the seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Eastwind's shareholders may be liable for additional amounts in excess of the escrow amount. Except to the extent that valid indemnification claims are made prior to such time, the $1.0 million will be paid to the seller in April 2020.
In connection with the Eastwind acquisition, certain former employees of Eastwind received cash retention payments totaling $0.3 million on the Eastwind Closing Date. Because these employees were not required to provide future services to the Company, the cash retention payments were accounted for as part of the purchase price. These former Eastwind employees will also receive cash retention payments subject to such employee's continued employment with the Company through the next regularly scheduled payroll dates following each of the first and second anniversaries of the Eastwind Closing Date. The cash retention payment liability related to these future cash retention payments were accounted for separately from the business combination as the cash retention payment is automatically forfeited upon termination of employment. The Company will record the liability over the period it is earned as compensation expense for post-combination services.
The fair value of intangible assets was based on a valuation using a cost method approach. The underlying assumptions include estimates of cost to replace or reproduce the asset, less adjustments for physical deterioration and functional obsolescence, if relevant. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements.
The following table reflects the fair value of the acquired identifiable intangible asset and related estimated useful life (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$4,230	10

The weighted average useful life of the developed technology acquired from Eastwind is 10 years.
HNT Tools Business Divestiture
On September 14, 2018 (the HNT Divestiture Date), the Company divested its HNT tools business. As part of the divestiture, the Company recorded contingent consideration which represents potential future earnout payments of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The Company recorded a $0.5 million change in the fair value of the contingent consideration, which is included in other expense, net within the Company’s consolidated statements of operations for the three months ended June 30, 2019. The fair value of the contingent consideration was $0.2 million and $0.8 million at June 30, 2019 and March 31, 2019, respectively. The contingent consideration is included within other assets within the Company’s consolidated balance sheet.
In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. Income associated with the transitional services agreement for the three months ended June 30, 2019 was $0.9 million and included within other income in the Company's consolidated statement of operations.

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
At June 30, 2019 goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.9 million, respectively. At March 31, 2019, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $551.1 million, respectively.
The change in the carrying amount of goodwill for the three months ended June 30, 2019 is due to the acquisition of Eastwind and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the three months ended June 30, 2019 are as follows (in thousands):

Balance at March 31, 2019	$1,715,485
Goodwill attributed to the Eastwind acquisition	1,003
Foreign currency translation impact	1,457
Balance at June 30, 2019	$1,717,945

Intangible Assets
The net carrying amounts of intangible assets were $649.0 million and $669.1 million at June 30, 2019 and March 31, 2019, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test on January 31, 2019.
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
Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at June 30, 2019 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$246,052	$(174,164)	$71,888
Customer relationships	771,415	(232,409)	539,006
Distributor relationships and technology licenses	6,855	(5,568)	1,287
Definite-lived trademark and trade name	39,236	(22,003)	17,233
Core technology	7,192	(6,902)	290
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Leasehold interest	500	(500)	—
Backlog	16,349	(16,349)	—
Capitalized software	3,317	(2,905)	412
Other	1,208	(927)	281
	$1,092,752	$(462,355)	$630,397

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

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Amortization of intangible assets included as:
Cost of product revenue	$6,802	$9,191
Operating expense	16,148	23,470
	$22,950	$32,661

The following is the expected future amortization expense at June 30, 2019 for the fiscal years ending March 31 (in thousands):

2020 (remaining nine months)	$68,244
2021	79,923
2022	69,523
2023	61,814
2024	53,717
Thereafter	297,176
$630,397

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2019 and March 31, 2019 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019
Derivatives Designated as Hedging Instruments:
Forward contracts	$2,070	$4,550	$18	$58	$51	$68

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	June 30, 2019	June 30, 2018	Location	June 30, 2019	June 30, 2018
Forward contracts	$(73)	$(519)	Research and development	$(5)	$30
			Sales and marketing	51	64
	$(73)	$(519)		$46	$94

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the three months ended June 30, 2019, the Company repaid $50.0 million of borrowings under the Amended Credit Agreement. At June 30, 2019, $500 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2019, until the Company has delivered financial statements for the quarter ended June 30, 2019, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2019 until the Company has delivered financial statements for the quarter ended June 30, 2019, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At June 30, 2019, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at June 30, 2019, which are being amortized over the life of the revolving credit facility. The unamortized balance was $6.2 million as of June 30, 2019. The balance of $1.8 million was included as prepaid expenses and other current assets and a balance of $4.4 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the third quarter of fiscal year ended March 31, 2018, the Company restructured certain departments to better align functions resulting in the termination of sixty-one employees. As a result of the workforce reduction, the Company recorded a restructuring charge during the three months ended June 30, 2018 totaling $1.1 million related to one-time termination benefits for the employees that were notified during the period as well as facilities-related costs. The one-time termination benefits were paid in full during the fiscal year ended March 31, 2019.
During the second quarter of fiscal year ending March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, one hundred fifty-five employees voluntarily terminated their employment with the Company during the fiscal year ended March 31, 2019. Additional one-time termination benefit charges of $0.1 million was recorded during the three months ended June 30, 2019. These one-time termination benefits were paid in full by the end of the first quarter of fiscal year 2020.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

VSP
Employee-Related
Balance at March 31, 2019	$—
Restructuring charges to operations	123
Cash payments	(123)
Balance at June 30, 2019	$—

NOTE 13 - LEASES
In February 2016, the FASB issued ASC 842 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the guidance on April 1, 2019 using the modified retrospective method and as a result did not adjust comparative periods or modify disclosures in those comparative periods.
The new guidance provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which does not require the reassessment of prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company elected the practical expedients to combine lease and non-lease components, and to not recognize right-of-use (ROU) assets and lease liabilities for short-term leases. Leases with an initial term of 12 months or less are classified as short-term leases. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases.
The adoption of ASC 842 on April 1, 2019 resulted in the recognition of operating lease ROU assets of approximately $68.2 million, operating lease liabilities of approximately $83.2 million and the elimination of deferred rent of approximately $15.0 million. Operating leases are included in operating lease ROU assets and lease liabilities on the Company’s balance sheets. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statement of operations, consolidated statement of stockholders' equity, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows. The new standard had no material impact on liquidity and had no impact on the Company’s debt-covenant compliance under its current debt agreements.
The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. ROU assets are recorded and recognized at commencement for the lease liability amount, plus initial direct costs incurred less lease incentives received. Lease liabilities are recorded at the present value of future lease payments over the lease term at commencement. The discount rate used is generally the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Incremental borrowing rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value over a similar term. Lease expenses relating to operating leases are recognized on a straight-line basis over the lease term.
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. The Company’s leases have remaining lease terms ranging from 1 year to 11 years. The Company’s lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Most of the Company’s lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the three months ended June 30, 2019 were as follows (in thousands):

Lease cost under long-term operating leases	$3,245
Lease cost under short-term operating leases	852
Variable lease cost under short-term and long-term operating leases	1,212
Total operating lease cost	$5,309
The table below presents supplemental cash flow information related to leases during the three months ended June 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities	$3,425

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,827

Weighted average remaining lease term in years and weighted average discount rate are as follows:

Weighted average remaining lease term in years - operating leases	9.28

Weighted average discount rate - operating leases	4.2%

Future minimum payments under non-cancellable leases at June 30, 2019 are as follows (in thousands):

Year ending March 31:
2020 (remaining nine months)	$10,249
2021	12,275
2022	11,454
2023	9,928
2024	9,049
Thereafter	45,483
Total lease payments	$98,438
Less imputed interest	(16,790)
Present value of lease liabilities	$81,648

As previously disclosed in the Company’s fiscal year Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future non-cancelable minimum lease commitments (including office space, copiers, and automobiles) at March 31, 2019 (in thousands):

Year ending March 31:
2020	$16,102
2021	11,059
2022	9,804
2023	8,807
2024	8,500
Thereafter	43,997
Total	$98,269

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Acquisition and divestiture related – The Company has a contingent consideration asset related to the divestiture of its HNT tools business in September 2018. The contingent consideration asset represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration asset at June 30, 2019 and March 31, 2019 was $0.2 million and $0.8 million, respectively.
The Company had a contingent liability at June 30, 2019 for $1.0 million related to the acquisition of Eastwind in April 2019 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Except to the extent that valid indemnification claims are made prior to such time, the $1.0 million will be paid to the seller in April 2020.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following additional motions for judgment as a matter of law, the court entered final judgment. On June 12, 2019, NetScout filed its Notice of Appeal of the judgment and all other adverse findings. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible." Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products.
NOTE 15 – PENSION BENEFIT PLANS
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

The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Service cost	$41	$63
Interest cost	96	121
Net periodic pension cost	$137	$184

Expected Contributions
During the three months ended June 30, 2019, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2020, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 16 – TREASURY STOCK
On May 19, 2015, the Company's board of directors approved a share repurchase program. This program enabled the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe under this program. Through March 31, 2018, the Company had repurchased 20,000,000 shares totaling $607.6 million in the open market under this stock repurchase plan. At March 31, 2018, there were no shares of common stock that remained available to be purchased under the plan.
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
On February 1, 2018, the Company entered into ASR agreements with two third-party financial institutions (the Dealers) to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions under the Company’s twenty million share repurchase program (until such program was completed) and the twenty-five million share repurchase program. The Company borrowed $300 million against its Amended Credit Facility to finance the payment of the initial purchase price to each of the Dealers. Under the terms of the ASR, the Company made a $150 million payment to each of the Dealers on February 2, 2018, and received an initial delivery of 3,693,931 shares from each of the Dealers, or 7,387,862 shares in the aggregate, which was approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR. As part of this purchase, 970,650 shares for $27.6 million were deducted under the twenty million share repurchase program and 6,417,212 shares for $182.4 million were deducted from the twenty-five million share repurchase program during the fiscal year ended March 31, 2018. Final settlement of the ASR agreements was completed in August 2018. As a result, the Company received an additional 3,679,947 shares of its common stock for $96.8 million, which reduced the number of shares available to be purchased from the twenty-five million share repurchase program during the year ended March 31, 2019. In total, 11,067,809 shares of the Company's common stock were repurchased under the ASR at an average cost per share of $27.11.
Through June 30, 2019, the Company has repurchased 11,937,810 shares for $295.0 million in the open market under the twenty-five million share repurchase program. At June 30, 2019, 13,062,190 shares of common stock remained available to be purchased under the current repurchase program. The Company repurchased 1,297,400 shares for $33.2 million during the three months ended June 30, 2019 under the twenty-five million share repurchase program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 121,549 shares and 129,115 shares at a cost of $3.0 million and $3.5 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2019 and 2018, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

NOTE 17 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2019	2018
Numerator:
Net loss	$(29,343)	$(62,504)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	77,302	80,358
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	77,302	80,358
Net loss per share:
Basic net loss per share	$(0.38)	$(0.78)
Diluted net loss per share	$(0.38)	$(0.78)

The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Restricted stock units	1,184	1,065

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As we incurred a net loss during the three months ended June 30, 2019 and 2018, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
The delivery of approximately 7.4 million shares under the Company's accelerated share repurchase (ASR) agreements reduced our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended June 30, 2018. See Note 16 for additional information. We evaluated the ASR agreements for potential dilutive effects of any shares remaining to be received or owed upon settlement and determined the additional shares to be received would be anti-dilutive, and therefore they were not included in our calculation of diluted earnings per share for the three months ended June 30, 2018.
NOTE 18 – INCOME TAXES
The Company's effective income tax rates were 1.7% and 23.5% for the three months ended June 30, 2019 and 2018, respectively. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, the Base Erosion Anti-Abuse Tax and the Global Intangible Low Taxes Income inclusion partially offset by the tax benefit associated with research and development tax credits, foreign tax credits, Foreign Derived Intangible Income deduction and earnings in jurisdictions subject to tax rates lower than the U.S. statutory rate. The effective tax rate for the three months ended June 30, 2019 is lower than the effective rate for the three months ended June 30, 2018, primarily due to a significant discrete item recorded in the quarter.
As a result of the Tax Legislation, in fiscal 2019, several of our foreign subsidiaries made tax elections to be treated as U.S. branches for federal income tax purposes (commonly referred to as “check-the-box” elections) effective beginning in fiscal 2020. As a result of making these check-the-box elections in the first quarter of fiscal 2020, we recorded a tax expense of approximately $6.0 million due to establishing new U.S. net deferred tax liabilities resulting from the difference between the GAAP basis and the U.S. federal tax carryover basis of the existing assets and liabilities of those foreign subsidiaries.
NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions and export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2019	2018
United States	$107,103	$127,246
Europe	31,309	31,021
Asia	12,552	17,900
Rest of the world	35,060	28,944
	$186,024	$205,111

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
NOTE 20 – SUBSEQUENT EVENTS
On August 6, 2019, the Company repaid $50.0 million of borrowings under the Amended Credit Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
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
Results Overview
Total revenue for the three months ended June 30, 2019 was impacted by a combination of factors. The primary factor was the divestiture of the HNT tools business assets as that sale occurred in mid-September 2018. Additionally, continued constrained spending and elongated purchasing cycles in our service provider markets and disruption in our international enterprise sales force from a recent reorganization impacted revenue.
Our gross profit percentage increased by one percentage point during the three months ended June 30, 2019 as compared with the three months ended June 30, 2018.
Net loss for the three months ended June 30, 2019 was $29.3 million, as compared with net loss for the three months ended June 30, 2018 of $62.5 million, a decrease of $33.2 million, primarily due to a $35.9 million impairment charge of certain intangible assets related to the HNT tools business recorded in the three months ended June 30, 2018.
At June 30, 2019, cash, cash equivalents and marketable securities (current and non-current) totaled $443.2 million, a $43.8 million decrease from $487.0 million at March 31, 2019 due primarily to $50.0 million used to pay long-term debt, $30.7 million used to repurchase shares of our common stock, $4.2 million used for the acquisition of Eastwind, $3.3 million used for capital expenditures and $3.0 million used for tax withholdings on restricted stock units, partially offset by cash provided by operations of $49.5 million during the three months ended June 30, 2019.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-
GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP net income, and non-
GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-

based compensation, certain expenses relating to acquisitions including depreciation costs, compensation for post-combination services and business development and integration costs and adds back transitional service agreement income. Non-GAAP income from operations includes the aforementioned adjustments and also removes restructuring charges, intangible asset impairment charges, and costs related to new accounting standard implementation. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, net of related income tax effects in addition to the provisional one-time impacts of the U.S. Tax Cuts and Jobs Act (TCJA) while removing transitional service agreement income and changes in contingent consideration. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, gross profit, loss from operations, net loss and net loss per share on a GAAP and non-GAAP basis for the three months ended June 30, 2019 and 2018 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2019	2018
GAAP revenue	$186,024	$205,111
Product deferred revenue fair value adjustment	—	391
Service deferred revenue fair value adjustment	48	471
Non-GAAP revenue	$186,072	$205,973

GAAP gross profit	$131,281	$143,084
Product deferred revenue fair value adjustment	—	391
Service deferred revenue fair value adjustment	48	471
Share-based compensation expense	1,734	1,599
Amortization of acquired intangible assets	6,230	8,402
Acquisition related depreciation expense	13	33
Non-GAAP gross profit	$139,306	$153,980

GAAP loss from operations	$(24,448)	$(77,053)
Product deferred revenue fair value adjustment	—	391
Service deferred revenue fair value adjustment	48	471
Share-based compensation expense	12,743	12,965
Amortization of acquired intangible assets	22,373	31,867
Business development and integration expense	(21)	19
New standard implementation expense	9	762
Compensation for post-combination services	193	449
Restructuring charges	123	1,147
Impairment of intangible assets	—	35,871
Acquisition related depreciation expense	121	498
Transitional service agreement income	909	—
Non-GAAP income from operations	$12,050	$7,387

	Three Months Ended
	June 30,
	2019	2018
GAAP net loss	$(29,343)	$(62,504)
Product deferred revenue fair value adjustment	—	391
Service deferred revenue fair value adjustment	48	471
Share-based compensation expense	12,743	12,965
Amortization of acquired intangible assets	22,373	31,867
Business development and integration expense	(21)	19
New standard implementation expense	9	762
Compensation for post-combination services	193	449
Restructuring charges	123	1,147
Impairment of intangible assets	—	35,871
Acquisition-related depreciation expense	121	498
Change in contingent consideration	523	—
Income tax adjustments	(1,175)	(19,862)
Non-GAAP net income	$5,594	$2,074

GAAP diluted net loss per share	$(0.38)	$(0.78)
Per share impact of non-GAAP adjustments identified above	0.45	0.81
Non-GAAP diluted net income per share	$0.07	$0.03

GAAP loss from operations	$(24,448)	$(77,053)
Previous adjustments to determine non-GAAP income from operations	36,498	84,440
Non-GAAP income from operations	12,050	7,387
Depreciation excluding acquisition related	6,841	7,982
Non-GAAP EBITDA from operations	$18,891	$15,369

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

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (SEC) on May 28, 2019, for a description of all of our critical accounting policies.
Three Months Ended June 30, 2019 and 2018
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended June 30, 2019 and 2018, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$75,719	41%	$96,927	47%	$(21,208)	(22)%
Service	110,305	59	108,184	53	2,121	2%
Total revenue	$186,024	100%	$205,111	100%	$(19,087)	(9)%

Product. The 22%, or $21.2 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from service provider customers for service assurance offerings, lower enterprise-related product revenue for both service assurance and security offerings, and the divestiture of the HNT tools business in September 2018.
Service. The 2%, or $2.1 million, increase in service revenue compared to the same period last year was due to an increase in revenue from maintenance contracts as well as an increase in revenue from professional services.
Total revenue by geography is as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
United States	$107,103	58%	$127,246	62%	$(20,143)	(16)%
International:
Europe	31,309	17	31,021	15	288	1%
Asia	12,552	7	17,900	9	(5,348)	(30)%
Rest of the world	35,060	19	28,944	14	6,116	21%
Subtotal international	78,921	42	77,865	38	1,056	1%
Total revenue	$186,024	100%	$205,111	100%	$(19,087)	(9)%
United States revenue decreased 16%, or $20.1 million, due to a combination of the divestiture of the HNT tools business in mid-September of 2018 and continued constrained spending and elongated purchasing cycles in the United States service provider market. The 1%, or $1.1 million, increase in international revenue compared with the same period last year was primarily driven by increased service provider customer segment revenue partially offset by lower enterprise revenue due to the enterprise sales force disruption from our recent reorganization.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$26,935	14%	$32,965	16%	$(6,030)	(18)%
Service	27,808	15	29,062	14	(1,254)	(4)%
Total cost of revenue	$54,743	29%	$62,027	30%	$(7,284)	(12)%
Gross profit:
Product $	$48,784	26%	$63,962	31%	$(15,178)	(24)%
Product gross profit %	64%		66%
Service $	$82,497	44%	$79,122	39%	$3,375	4%
Service gross profit %	75%		73%
Total gross profit $	$131,281		$143,084		$(11,803)	(8)%
Total gross profit %	71%		70%
Product. The 18%, or $6.0 million, decrease in cost of product revenue was primarily due to a $3.0 million decrease in direct material costs due to a decrease in product revenue, a $2.5 million decrease in the amortization of intangible assets, and a $1.2 million decrease in employee-related expenses due to a reduction in headcount as well as a decrease in variable incentive compensation. These decreases were partially offset by a $0.5 million increase in capitalized overhead costs. The product gross profit percentage decreased by two percentage points to 64% during the three months ended June 30, 2019 as compared with the three months ended June 30, 2018. The 24%, or $15.2 million, decrease in product gross profit corresponds with the 22%, or $21.2 million, decrease in product revenue partially offset by the 18%, or $6.0 million, decrease in cost of product revenue.
Service. The 4%, or $1.3 million, decrease in cost of service revenue during the three months ended June 30, 2019 when compared with the three months ended June 30, 2018 was primarily due to a $1.2 million decrease in employee-related expenses due to a reduction in headcount as well as a decrease in variable incentive compensation. The service gross profit percentage increased by two percentage points to 75% for the three months ended June 30, 2019 as compared with the three months ended June 30, 2018. The 4%, or $3.4 million, increase in service gross profit corresponds with the 2%, or $2.1 million, increase in service revenue and the 4%, or $1.3 million, decrease in cost of service.
Gross profit. Our gross profit decreased 8%, or $11.8 million, during the three months ended June 30, 2019 when compared with the three months ended June 30, 2018. This decrease is attributable to the decrease in revenue of 9%, or $19.1 million, partially offset by the 12%, or $7.3 million, decrease in cost of revenue. The gross profit percentage increased one percentage point to 71% for the three months ended June 30, 2019 as compared with the three months ended June 30, 2018.

Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Research and development	$43,727	24%	$55,463	27%	$(11,736)	(21)%
Sales and marketing	73,525	40	78,132	38	(4,607)	(6)%
General and administrative	22,211	12	26,059	13	(3,848)	(15)%
Amortization of acquired intangible assets	16,143	9	23,465	11	(7,322)	(31)%
Restructuring charges	123	—	1,147	1	(1,024)	(89)%
Impairment of intangible assets	—	—	35,871	17	(35,871)	(100)%
Total operating expenses	$155,729	85%	$220,137	107%	$(64,408)	(29)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 21%, or $11.7 million, decrease in research and development expenses was primarily due to an $11.1 million decrease in employee-related expenses due to a reduction in headcount as well as a decrease in variable incentive compensation, and a $0.7 million decrease in depreciation expense in the three months ended June 30, 2019 when compared with the three months ended June 30, 2018. These decreases were partially offset by a $0.7 million increase in consulting fees.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 6%, or $4.6 million, decrease in total sales and marketing expenses was primarily due to a $4.5 million decrease in employee-related expenses due to a reduction in headcount, and a $0.9 million decrease in travel expenses in the three months ended June 30, 2019, when compared with the three months ended June 30, 2018. These decreases are partially offset by an $0.8 million increase in advertising and other marketing related programs.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 15%, or $3.8 million, decrease in general and administrative expenses was primarily due to a $2.6 million decrease in employee-related expense largely due to a decrease in variable incentive compensation as well as reduction in headcount, $0.8 million decrease in consulting fees, a $0.4 million decrease in accounting related expenses, and a $0.2 million decrease in bad debt expense in the three months ended June 30, 2019 when compared with the three months ended June 30, 2018. These decreases were partially offset by a $0.7 million increase in legal expenses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and tradenames, and leasehold interests; related to the acquisition of Danaher Corporation's Communications Business (Comms Transaction), ONPATH Technologies, Inc., Simena, LLC, Psytechnics, Ltd, Network General Corporation, Avvasi Inc.. and Efflux Systems, Inc.
The 31%, or $7.3 million, decrease in amortization of acquired intangible assets was largely due to a decrease in amortization of the intangible assets related to the divestiture of the HNT tools business in September 2018, with the remaining decrease due a decrease in the amortization of intangible assets related to the Comms Transaction.
Impairment of intangible assets. During the first quarter of fiscal year 2019, we performed a quantitative analysis on certain intangible assets related to the HNT tools business. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, we recognized an impairment charge of $35.9 million during the three months ended June 30, 2018.
Restructuring. During the fiscal year ended March 31, 2019, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months ended June 30, 2019, we recorded a restructuring charge totaling $0.1 million related to one-

time termination benefits for employees who voluntarily terminated during the period. During the three months ended June 30, 2018, we recorded restructuring expenses of $1.1 million for one-time termination benefits and facilities-related costs related to a restructuring program which began in fiscal year 2018 to better align functions, drive productivity and improve efficiency.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(4,399)	(2)%	$(4,693)	(2)%	$294	6%
The 6%, or $0.3 million, decrease in interest and other expense, net was primarily due to a $0.7 million increase in interest income received on investments, and a $0.9 million increase in transitional services agreement income related to the HNT tools business divestiture. These increases were partially offset by a $0.5 million increase in other expense due to the change in fair value of the contingent consideration related to the HNT tools business divestiture, a $0.5 million increase in interest expense due an increase in the average interest rate on the credit facility, and a $0.3 million increase in foreign exchange expense.
Income Taxes. Our effective income tax rates were 1.7% and 23.5% for the three months ended June 30, 2019 and 2018, respectively. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, the Base Erosion Anti-Abuse Tax and the Global Intangible Low Taxes Income inclusion partially offset by the tax benefit associated with research and development tax credits, foreign tax credits, Foreign Derived Intangible Income deduction and earnings in jurisdictions subject to tax rates lower than the U.S. statutory rate. The effective tax rate for the three months ended June 30, 2019 is lower than the effective rate for the three months ended June 30, 2018, primarily due to a significant discrete item recorded in the quarter.
As a result of the Tax Legislation, in fiscal 2019, several of our foreign subsidiaries made tax elections to be treated as U.S. branches for federal income tax purposes (commonly referred to as “check-the-box” elections) effective beginning in fiscal 2020. As a result of making these check-the-box elections in the first quarter of fiscal 2020, we recorded a tax expense of approximately $6 million due to establishing new U.S. net deferred tax liabilities resulting from the difference between the GAAP basis and the U.S. federal tax carryover basis of the existing assets and liabilities of those foreign subsidiaries.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$496	—%	$(19,242)	(9)%	$19,738	103%
Off-Balance Sheet Arrangements

At June 30, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition and divestiture related – We have a contingent consideration asset related to the divestiture of our HNT tools business in September 2018. The contingent consideration asset represents potential future earnout payments to us of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration asset at June 30, 2019 was $0.2 million.
We had a contingent liability at June 30, 2019 for $1.0 million related to the acquisition of Eastwind in April 2019 for which an escrow account was established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Except to the extent that valid indemnification claims are made prior to such time, the $1.0 million will be paid to the seller in April 2020.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following additional motions for judgment as a matter of law, the court entered final judgment. On June 12, 2019, we filed our Notice of Appeal of the judgment and all other adverse findings. We have concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require us to provide an estimate for the range of potential liability. We currently estimate that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$353,721	$409,632
Short-term marketable securities	84,354	76,344
Long-term marketable securities	5,087	1,012
Cash, cash equivalents and marketable securities	$443,162	$486,988
Cash, cash equivalents and marketable securities
At June 30, 2019, cash, cash equivalents and marketable securities (current and non-current) totaled $443.2 million, a $43.8 million decrease from $487.0 million at March 31, 2019, due primarily to $50.0 million used to pay long-term debt, $30.7 million used to repurchase shares of our common stock, $4.2 million used for the acquisition of Eastwind, $3.3 million used for capital expenditures and $3.0 million used for tax withholdings on restricted stock units, partially offset by cash provided by operations of $49.5 million during the three months ended June 30, 2019.
At June 30, 2019, cash and short-term and long-term investments in the United States were $292.5 million, while cash held outside the United States was approximately $150.7 million.

Cash and cash equivalents were impacted by the following (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$49,458	$25,520
Net cash used in investing activities	$(19,485)	$(34,102)
Net cash used in financing activities	$(83,720)	$(3,486)
Net cash from operating activities
Cash provided by operating activities was $49.5 million during the three months ended June 30, 2019, compared with $25.5 million of cash provided by operating activities during the three months ended June 30, 2018. This $24.0 million increase was due in part to a $33.2 million increase from net loss, a $27.2 million favorable impact from accounts receivable, a $15.1 million increase from deferred income taxes, a $7.7 million increase from prepaid expenses and other assets, a $6.5 million increase from deferred revenue, and a $4.6 million increase from accounts payable. These increases were partially offset by a $35.9 million decrease due to the impairment of intangible assets, a $21.9 million decrease from accrued compensation and other expenses, and an $11.0 million decrease from depreciation and amortization expense in the three months ended June 30, 2019 as compared with the three months ended June 30, 2018.
Net cash from investing activities

	Three Months Ended
	June 30,
	(in thousands)
	2019	2018
Cash used in investing activities included the following:
Purchase of marketable securities	$(41,039)	$(69,211)
Proceeds from maturity of marketable securities	28,995	41,573
Purchase of fixed assets	(3,287)	(6,468)
Decrease in deposits	—	4
Acquisition of businesses	(4,154)	—
	$(19,485)	$(34,102)
Cash used in investing activities decreased by $14.6 million to $19.5 million during the three months ended June 30, 2019, compared with $34.1 million of cash used by investing activities during the three months ended June 30, 2018.
The overall decrease in cash outflow from marketable securities was primarily related to a decrease of $28.2 million in the purchases of marketable securities offset by a $12.6 million decrease in proceeds from the maturity of marketable securities during the three months ended June 30, 2019 when compared with the three months ended June 30, 2018.
During the three months ended June 30, 2019, there was a $4.2 million cash outflow related to the acquisition of Eastwind.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2020.

Net cash from financing activities

	Three Months Ended
	June 30,
	(in thousands)
	2019	2018
Cash used in financing activities included the following:
Repayment of long-term debt	$(50,000)	$—
Treasury stock repurchases	(30,708)	—
Tax withholding on restricted stock units	(3,012)	(3,486)
	$(83,720)	$(3,486)
Cash used in financing activities increased by $80.2 million to $83.7 million during the three months ended June 30, 2019, compared with $3.5 million of cash used in financing activities during the three months ended June 30, 2018.
During the three months ended June 30, 2019, we repaid $50.0 million of borrowings under the Amended Credit Agreement.
We repurchased 1,297,400 shares of our common stock for $33.2 million under the twenty-five million share repurchase program.
In connection with the delivery of the Company's common stock upon vesting of restricted stock units, we have withheld 121,549 and 129,115 shares at a cost of $3.0 million and $3.5 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2019 and 2018, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount of shares that are available for repurchase under that program.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to 25 million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the three months ended June 30, 2019, we repaid $50.0 million of borrowings under the Amended Credit Agreement. At June 30, 2019, $500 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended March 31, 2019, until we have delivered financial statements for the quarter ended June 30, 2019, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2019, until we have delivered financial statements for the quarter ended June 30, 2019, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At June 30, 2019, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at June 30, 2019, which are being amortized over the life of the revolving credit facility. The unamortized balance was $6.2 million as of June 30, 2019. The balance of $1.8 million was included as prepaid expenses and other current assets and a balance of $4.4 million was included as other assets in our consolidated balance sheet.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At June 30, 2019, we owed $500 million on this loan with an interest rate of 3.94%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2019. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $2.0 million as of June 30, 2019.
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
At June 30, 2019, we had foreign currency forward contracts with notional amounts totaling $2.1 million. The valuation of outstanding foreign currency forward contracts at June 30, 2019 resulted in an asset balance of $18 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $51 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2019, we had foreign currency forward contracts with notional amounts totaling $4.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2019 resulted in a liability balance of $68 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $58 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2019, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Except for the implementation of certain internal controls related to the adoption of Topic 842, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not be material to our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following additional motions for judgment as a matter of law, the court entered final judgment. On June 12, 2019, we filed our Notice of Appeal of the judgment and all other adverse findings. We have concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require us to provide an estimate for the range of potential liability. We currently estimate that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2019. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2019-4/30/2019	—	$—	—	14,359,590
5/1/2019-5/31/2019	599,514	26.12	591,900	13,767,690
6/1/2019-6/30/2019	819,435	25.06	705,500	13,062,190
Total	1,418,949	$25.50	1,297,400	13,062,190

(1)
We purchased an aggregate of 121,549 shares during the three months ended June 30, 2019 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed 25 million share repurchase program).

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

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on October 30, 2017 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: August 8, 2019	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 8, 2019	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)