Form 10-Q
period 2019-09-30
NETSCOUT SYSTEMS INC
filed 2019-10-31
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 24, 2019 was 74,838,047.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$245,064	$409,632
Marketable securities	55,129	76,344
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $2,280 and $1,583 at September 30, 2019 and March 31, 2019, respectively	202,288	235,318
Inventories and deferred costs	26,195	26,270
Prepaid income taxes	13,109	18,000
Prepaid expenses and other current assets	31,209	35,658
Total current assets	572,994	801,222
Fixed assets, net	58,505	58,951
Operating lease right-of-use assets	65,118	—
Goodwill	1,719,362	1,715,485
Intangible assets, net	624,799	669,118
Deferred income taxes	7,006	7,218
Long-term marketable securities	7,630	1,012
Other assets	13,960	16,988
Total assets	$3,069,374	$3,269,994
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,855	$24,582
Accrued compensation	50,202	58,501
Accrued other	19,223	23,027
Income taxes payable	1,517	1,318
Deferred revenue and customer deposits	234,229	272,508
Current portion of operating lease liabilities	10,533	—
Total current liabilities	350,559	379,936
Other long-term liabilities	7,199	19,493
Deferred tax liability	120,895	124,229
Accrued long-term retirement benefits	35,332	36,284
Long-term deferred revenue and customer deposits	97,013	94,619
Operating lease liabilities, net of current portion	68,112	—
Long-term debt	450,000	550,000
Total liabilities	1,129,110	1,204,561
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and March 31, 2019	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 121,648,747 and 119,760,132 shares issued and 74,838,047 and 77,610,361 shares outstanding at September 30, 2019 and March 31, 2019, respectively	122	120
Additional paid-in capital	2,863,003	2,828,922
Accumulated other comprehensive loss	(3,699)	(2,639)
Treasury stock at cost, 46,810,700 and 42,149,771 shares at September 30, 2019 and March 31, 2019, respectively	(1,230,440)	(1,119,063)
Retained earnings	311,278	358,093
Total stockholders' equity	1,940,264	2,065,433
Total liabilities and stockholders' equity	$3,069,374	$3,269,994
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product	$102,775	$110,753	$178,494	$207,680
Service	113,646	113,044	223,951	221,228
Total revenue	216,421	223,797	402,445	428,908
Cost of revenue:
Product	29,368	34,492	56,303	67,457
Service	29,764	29,488	57,572	58,550
Total cost of revenue	59,132	63,980	113,875	126,007
Gross profit	157,289	159,817	288,570	302,901
Operating expenses:
Research and development	50,058	55,959	93,785	111,422
Sales and marketing	73,067	72,051	146,592	150,183
General and administrative	25,177	25,294	47,388	51,353
Amortization of acquired intangible assets	16,132	17,981	32,275	41,446
Restructuring charges	150	2,472	273	3,619
Impairment of intangible assets	—	—	—	35,871
Loss on divestiture of business	—	9,177	—	9,177
Total operating expenses	164,584	182,934	320,313	403,071
Loss from operations	(7,295)	(23,117)	(31,743)	(100,170)
Interest and other expense, net:
Interest income	1,214	1,293	2,872	2,233
Interest expense	(5,173)	(6,427)	(11,538)	(12,315)
Other income (expense), net	343	(812)	651	(557)
Total interest and other expense, net	(3,616)	(5,946)	(8,015)	(10,639)
Loss before income tax expense (benefit)	(10,911)	(29,063)	(39,758)	(110,809)
Income tax expense (benefit)	6,561	(2,635)	7,057	(21,877)
Net loss	$(17,472)	$(26,428)	$(46,815)	$(88,932)
Basic net loss per share	$(0.23)	$(0.34)	$(0.61)	$(1.12)
Diluted net loss per share	$(0.23)	$(0.34)	$(0.61)	$(1.12)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	75,687	78,631	76,490	79,490
Net loss per share - diluted	75,687	78,631	76,490	79,490
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(17,472)	$(26,428)	$(46,815)	$(88,932)
Other comprehensive income (loss):
Cumulative translation adjustments	(525)	559	(1,086)	(2,149)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefit) of $5, ($20), $11 and $9, respectively	2	(5)	37	23
Total net change in market value of investments	2	(5)	37	23
Changes in market value of derivatives:
Changes in market value of derivatives, net of benefit of $22, $14, $41 and $140, respectively	(5)	(45)	(60)	(438)
Reclassification adjustment for net gains included in net loss, net of taxes of $11, $49, $21 and $72, respectively	13	153	49	224
Total net change in market value of derivatives	8	108	(11)	(214)
Other comprehensive (loss) income	(515)	662	(1,060)	(2,340)
Total comprehensive loss	$(17,987)	$(25,766)	$(47,875)	$(91,272)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2019
	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2019	120,123,018	$120	$2,841,001	$(3,184)	43,568,720	$(1,155,252)	$328,750	$2,011,435
Net loss							(17,472)	(17,472)
Unrealized net investment gains				2				2
Unrealized net gains on derivative financial instruments				8				8
Cumulative translation adjustments				(525)				(525)
Issuance of common stock pursuant to vesting of restricted stock units	1,228,094	2						2
Stock-based compensation expense for restricted stock units granted to employees			15,409					15,409
Issuance of common stock under employee stock purchase plan	297,635		6,593					6,593
Repurchase of treasury stock					3,241,980	(75,188)		(75,188)
Balance, September 30, 2019	121,648,747	$122	$2,863,003	$(3,699)	46,810,700	$(1,230,440)	$311,278	$1,940,264

	Six Months Ended September 30, 2019
	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2019	119,760,132	$120	$2,828,922	$(2,639)	42,149,771	$(1,119,063)	$358,093	$2,065,433
Net loss							(46,815)	(46,815)
Unrealized net investment gains				37				37
Unrealized net losses on derivative financial instruments				(11)				(11)
Cumulative translation adjustments				(1,086)				(1,086)
Issuance of common stock pursuant to vesting of restricted stock units	1,590,980	2						2
Stock-based compensation expense for restricted stock units granted to employees			27,488					27,488
Issuance of common stock under employee stock purchase plan	297,635		6,593					6,593
Repurchase of treasury stock					4,660,929	(111,377)		(111,377)
Balance, September 30, 2019	121,648,747	$122	$2,863,003	$(3,699)	46,810,700	$(1,230,440)	$311,278	$1,940,264
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2018
	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2018	118,139,282	$117	$2,676,382	$(107)	37,604,005	$(999,329)	$368,138	$2,045,201
Net loss							(26,428)	(26,428)
Unrealized net investment losses				(5)				(5)
Unrealized net gains on derivative financial instruments				108				108
Cumulative translation adjustments				559				559
Issuance of common stock pursuant to vesting of restricted stock units	789,011	2						2
Stock-based compensation expense for restricted stock units granted to employees			15,955					15,955
Issuance of common stock under employee stock purchase plan	302,994		7,575					7,575
Repurchase of treasury stock			96,783		3,922,558	(103,152)		(6,369)
Issuance of shares, net
Balance, September 30, 2018	119,231,287	$119	$2,796,695	$555	41,526,563	$(1,102,481)	$341,710	$2,036,598

	Six Months Ended September 30, 2018
	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2018	117,744,913	$117	$2,665,120	$2,895	37,474,890	$(995,843)	$396,493	$2,068,782
Net loss							(88,932)	(88,932)
Unrealized net investment gains				23				23
Unrealized net losses on derivative financial instruments				(214)				(214)
Cumulative translation adjustments				(2,149)				(2,149)
Issuance of common stock pursuant to vesting of restricted stock units	1,183,380	2						2
Stock-based compensation expense for restricted stock units granted to employees			27,217					27,217
Issuance of common stock under employee stock purchase plan	302,994		7,575					7,575
Repurchase of treasury stock			96,783		4,051,673	(106,638)		(9,855)
Cumulative effect of adoption of ASU 2014-09							34,149	34,149
Balance, September 30, 2018	119,231,287	$119	$2,796,695	$555	41,526,563	$(1,102,481)	$341,710	$2,036,598

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(46,815)	$(88,932)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	58,666	74,558
Operating lease right-of-use assets	5,106	—
Loss on divestiture of business	—	7,390
Loss on disposal of fixed assets	—	174
Deal-related compensation expense and accretion charges	—	76
Share-based compensation expense	28,600	30,383
Net change in fair value of contingent and contractual liabilities	541	—
Accretion of contingent consideration	(24)	(10)
Impairment of intangible assets	—	35,871
Deferred income taxes	(2,945)	(22,289)
Other gains	(85)	(208)
Changes in assets and liabilities
Accounts receivable and unbilled costs	32,937	29,325
Due from related party	—	1,719
Inventories	(2,484)	892
Prepaid expenses and other assets	11,289	4,751
Accounts payable	10,099	(9,518)
Accrued compensation and other expenses	(4,370)	15,413
Operating lease liabilities	(6,565)	—
Due to related party	—	(3)
Income taxes payable	(48)	(1,759)
Deferred revenue	(35,446)	(45,127)
Net cash provided by operating activities	48,456	32,706
Cash flows from investing activities:
Purchase of marketable securities	(83,502)	(136,019)
Proceeds from sales and maturity of marketable securities	98,147	94,057
Purchase of fixed assets	(9,056)	(12,207)
Payments related to the divestiture of business	—	(2,911)
Increase in deposits	(4)	(97)
Acquisition of businesses	(4,154)	—
Net cash provided by (used in) investing activities	1,431	(57,177)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Payment of contingent consideration	—	(523)
Repayment of long-term debt	(100,000)	—
Treasury stock repurchases	(100,000)	—
Tax withholding on restricted stock units	(11,377)	(9,854)
Net cash used in financing activities	(211,375)	(10,375)
Effect of exchange rate changes on cash and cash equivalents	(2,268)	(3,515)
Net decrease in cash and cash equivalents and restricted cash	(163,756)	(38,361)
Cash and cash equivalents and restricted cash, beginning of period	409,820	370,731
Cash and cash equivalents and restricted cash, end of period	$246,064	$332,370
Supplemental disclosures:
Cash paid for interest	$10,167	$11,065
Cash paid for income taxes	$7,232	$6,434
Non-cash transactions:
Transfers of inventory to fixed assets	$2,290	$2,152
Additions to property, plant and equipment included in accounts payable	$238	$1,929
Tenant improvement allowance	$—	$10,171
Issuance of common stock under employee stock plans	$6,593	$7,575
Contingent consideration related to acquisition, included in accrued other	$1,000	$—
Fair value of contingent consideration received as partial consideration for divestiture of business	$—	$2,257

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared by NetScout Systems, Inc. (NetScout or the Company). Certain information and footnote disclosures normally included in financial statements prepared under United States generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position and stockholders' equity, results of operations and cash flows. The year-end consolidated balance sheet data and statement of stockholders' equity were derived from the Company's audited financial statements, but do not include all disclosures required by GAAP. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. All significant intercompany accounts and transactions are eliminated in consolidation.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Topic 326 is effective for NetScout beginning April 1, 2020, and earlier adoption is permitted. The Company is currently assessing the effect that Topic 326 will have on its financial position, results of operations, and disclosures.
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
Product revenue is typically recognized upon shipment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software; and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. The Company's service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, stand-ready software-as-a-service (SAAS) and other professional services including consulting and training. The Company generally provides software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
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

During the six months ended September 30, 2019, the Company recognized revenue of $175.4 million related to the Company's deferred revenue balance reported at March 31, 2019.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns or refunds at September 30, 2019.
At September 30, 2019, the Company had total deferred revenue of $331.2 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $234.2 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $97.0 million, or 29%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue, or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $5.0 million and $23.3 million at September 30, 2019 and March 31, 2019, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the six months ended September 30, 2019.
Contract Balances
The Company may receive payments from customers based on a billing schedule as established by the Company’s contracts. Contract assets relate to performance obligations where control has transferred to the customer in advance of scheduled billings. The Company records unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. Deferred revenue relates to payments received in advance of performance under the contract.
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
At September 30, 2019, the consolidated balance sheet included $6.2 million in assets related to sales commissions to be expensed in future periods. A balance of $3.6 million was included in prepaid expenses and other current assets, and a balance of $2.6 million was included as other assets in the Company's consolidated balance sheet at September 30, 2019. At March 31, 2019, the consolidated balance sheet included $6.4 million in assets related to sales commissions to be expensed in future periods. A balance of $3.8 million was included in prepaid expenses and other current assets, and a balance of $2.6 million was included as other assets in the Company's consolidated balance sheet at March 31, 2019.

During the three and six months ended September 30, 2019 and 2018, respectively, the Company recognized $1.6 million, $1.8 million, $3.2 million, and $3.3 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2019, the Company had one direct customer who accounted for more than 10% of the accounts receivable balance, and one indirect channel partner, a large U.S. based reseller, who accounted for more than 10% of the accounts receivable balance. At March 31, 2019, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2019 and 2018, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
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
NOTE 4 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units granted pursuant to the Company's 2007 Equity Incentive Plan, as amended (Amended 2007 Plan), and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan, as amended, (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of product revenue	$345	$544	$612	$813
Cost of service revenue	1,842	1,845	3,309	3,175
Research and development	4,820	5,414	8,639	9,565
Sales and marketing	5,288	6,043	9,423	10,402
General and administrative	3,562	3,572	6,617	6,428
	$15,857	$17,418	$28,600	$30,383

On September 12, 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (2019 Plan), which replaced the Company’s Amended 2007 Plan. The 2019 Plan permits the granting of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as “share-based awards.” Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. At September 12, 2019, there was a total of 6,794,651 shares reserved for issuance under the 2019 Plan, which consists of 5,500,000 new shares plus 1,294,651 shares that remained available for grant under the Amended 2007 Plan as of the September 12, 2019, the effective date of the 2019 Plan.
The aggregate number of shares available for issuance under the 2019 Plan will increase by 2.76 shares for each share: (i) subject to an award granted under the Amended 2007 Plan or 2019 Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to an award under the Amended 2007 Plan or 2019 Plan that are not issued because such award is settled in cash; (iii) any shares issued pursuant to an award granted under the Amended 2007 Plan or 2019 Plan that are forfeited back to or repurchased by the Company because of failure to vest; and (iv) any shares that are reacquired or withheld by the Company to satisfy tax withholdings obligation in connection with common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock award under the Amended 2007 Plan and 2019 Plan. Furthermore, the share reserve under the 2019 Plan is reduced by one share for each share of common stock issued pursuant to a stock option or stock appreciation right and 2.76 shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the 2019 Plan on or after September 12, 2019. At September 30, 2019, there were 6,965,972 shares of common stock available for grant under the 2019 Plan.
The 2019 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee operates under guidelines established by the Board of Directors. The Compensation Committee has the authority to select the employees and consultants to whom awards are granted (except for directors and executive officers) and determine the terms of each award, including the number of shares of common stock subject to the award.
Share-based awards generally vest over four years. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of stock options granted cannot exceed seven years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout).
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2019. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2019, employees purchased 297,635 shares under the ESPP and the value per share was $22.15.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at September 30, 2019 and March 31, 2019.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2019	March 31, 2019	September 30, 2018	March 31, 2018
Cash and cash equivalents	$245,064	$409,632	$332,183	$369,821
Restricted cash	1,000	188	187	910
Total cash, cash equivalents and restricted cash	$246,064	$409,820	$332,370	$370,731

The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2019, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$25,621	$29	$25,650
Commercial paper	25,289	—	25,289
Corporate bonds	4,181	9	4,190
Total short-term marketable securities	55,091	38	55,129
U.S. government and municipal obligations	7,603	27	7,630
Total long-term marketable securities	7,603	27	7,630
Total marketable securities	$62,694	$65	$62,759

The following is a summary of marketable securities held by NetScout at March 31, 2019, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$27,610	$12	$27,622
Commercial paper	48,722	—	48,722
Total short-term marketable securities	76,332	12	76,344
Corporate bonds	1,007	5	1,012
Total long-term marketable securities	1,007	5	1,012
Total marketable securities	$77,339	$17	$77,356

Contractual maturities of the Company's marketable securities held at September 30, 2019 and March 31, 2019 were as follows (in thousands):

	September 30, 2019	March 31, 2019
Available-for-sale securities:
Due in 1 year or less	$55,129	$76,344
Due after 1 year through 5 years	7,630	1,012
	$62,759	$77,356

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2019 and March 31, 2019 (in thousands):

	Fair Value Measurements at
	September 30, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$245,064	$—	$—	$245,064
U.S. government and municipal obligations	33,280		—	33,280
Commercial paper	—	25,289	—	25,289
Corporate bonds	4,190	—	—	4,190
Derivative financial instruments	—	37	—	37
Contingent consideration	—	—	245	245
	$282,534	$25,326	$245	$308,105
LIABILITIES:
Contingent purchase consideration	$—	$—	$(1,000)	$(1,000)
Derivative financial instruments	—	(35)	—	(35)
	$—	$(35)	$(1,000)	$(1,035)

	Fair Value Measurements at
	March 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$409,632	$—	$—	$409,632
U.S. government and municipal obligations	10,732	16,890	—	27,622
Commercial paper	—	48,722	—	48,722
Corporate bonds	1,012	—	—	1,012
Derivative financial instruments	—	58	—	58
Contingent consideration	—	—	762	762
	$421,376	$65,670	$762	$487,808
LIABILITIES:
Derivative financial instruments	$—	$(68)	$—	$(68)
	$—	$(68)	$—	$(68)

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
The Company's Level 3 assets consist of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The Company recorded a $0.5 million change in the fair value of the contingent consideration for the six months ended September 30, 2019, which is included in other income (expense), net within the Company's consolidated statement of operations for the six months ended September 30, 2019. The fair value of the contingent consideration was $0.2 million and $0.8 million at September 30, 2019 and March 31, 2019 respectively. The contingent consideration is included in other assets within the Company’s consolidated balance sheet at September 30, 2019 and March 31, 2019.
The Company's Level 3 liability consists of contingent purchase consideration related to the acquisition of certain assets and liabilities of Eastwind Networks, Inc. (Eastwind) in April 2019. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet at September 30, 2019.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial assets and liabilities for the six months ended September 30, 2019 (in thousands):

	Contingent Consideration	Contingent Purchase Consideration
Balance at March 31, 2019	$762	$—
Additions to Level 3	—	(1,000)
Change in fair value of contingent consideration	(517)	—
Balance at September 30, 2019	$245	$(1,000)

Accretion income related to the contingent consideration received as partial consideration for the divestiture of the HNT tools business for the six months ended September 30, 2019 was $24 thousand and was included within interest income.
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2019	March 31, 2019
Raw materials	$16,848	$14,432
Work in process	274	1,181
Finished goods	4,950	7,738
Deferred costs	4,123	2,919
	$26,195	$26,270

NOTE 8 - ACQUISITIONS & DIVESTITURES
Eastwind Acquisition
On April 3, 2019 (the Eastwind Closing Date), the Company completed the acquisition of certain assets and liabilities of Eastwind for $5.2 million. Eastwind's breach analytics cloud analyzes data to identify malicious activity, insider threats and data leakage.
The Company completed the purchase accounting related to the Eastwind acquisition as of June 30, 2019. Goodwill and intangible assets recorded as part of the acquisition are deductible for tax purposes.

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

The average useful life of the developed technology acquired from Eastwind is 10 years.
HNT Tools Business Divestiture
On September 14, 2018 (the HNT Divestiture Date), the Company divested its HNT tools business. As part of the divestiture, the Company recorded contingent consideration which represents potential future earnout payments of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The Company recorded a $0.5 million change in the fair value of the contingent consideration, which is included in other income (expense), net within the Company’s consolidated statements of operations for the six months ended September 30, 2019. The fair value of the contingent consideration was $0.2 million and $0.8 million at September 30, 2019 and March 31, 2019, respectively. The contingent consideration is included within other assets within the Company’s consolidated balance sheet.
In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. Income associated with the transitional services agreement for the three and six months ended September 30, 2019 and 2018 was $0.3 million, $0.2 million, $1.2 million, and $0.2 million respectively. Transitional services agreement income is included within other income (expense), net in the Company's consolidated statements of operations.
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
At September 30, 2019 goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.8 million, respectively. At March 31, 2019, goodwill attributable to our Service Assurance and Security reporting units was $1.2 billion and $555.1 million, respectively.
The change in the carrying amount of goodwill for the six months ended September 30, 2019 is due to the acquisition of Eastwind and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the six months ended September 30, 2019 are as follows (in thousands):

Balance at March 31, 2019	$1,715,485
Goodwill attributed to the Eastwind acquisition	1,003
Foreign currency translation impact	2,874
Balance at September 30, 2019	$1,719,362

Intangible Assets
The net carrying amounts of intangible assets were $624.8 million and $669.1 million at September 30, 2019 and March 31, 2019, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test on January 31, 2019.
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
Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at September 30, 2019 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$245,601	$(180,008)	$65,593
Customer relationships	769,809	(246,711)	523,098
Distributor relationships and technology licenses	6,827	(5,814)	1,013
Definite-lived trademark and trade name	39,166	(23,414)	15,752
Core technology	7,192	(6,959)	233
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Leasehold interest	500	(500)	—
Backlog	16,299	(16,299)	—
Capitalized software	3,317	(3,083)	234
Other	1,208	(932)	276
	$1,090,547	$(484,348)	$606,199
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

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization of intangible assets included as:
Cost of product revenue	$6,677	$8,491	13,479	17,682
Operating expense	16,137	17,986	32,285	41,456
	$22,814	$26,477	$45,764	$59,138

The following is the expected future amortization expense at September 30, 2019 for the fiscal years ending March 31 (in thousands):

2020 (remaining six months)	$45,337
2021	79,776
2022	69,388
2023	61,690
2024	53,605
Thereafter	296,403
$606,199

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2019 and March 31, 2019 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019
Derivatives Designated as Hedging Instruments:
Forward contracts	$9,965	$4,550	$37	$58	$35	$68

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2019	September 30, 2018	Location	September 30, 2019	September 30, 2018
Forward contracts	$(27)	$(59)	Research and development	$(4)	$57
			Sales and marketing	28	145
	$(27)	$(59)		$24	$202

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the six months ended September 30, 2019 and 2018 (in thousands):

	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2019	September 30, 2018	Location	September 30, 2019	September 30, 2018
Forward contracts	$(101)	$(578)	Research and development	$(8)	$87
			Sales and marketing	78	209
	$(101)	$(578)		$70	$296

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the six months ended September 30, 2019, the Company repaid $100.0 million of borrowings under the Amended Credit Agreement. At September 30, 2019, $450 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2019, until the Company has delivered financial statements for the quarter ended September 30, 2019, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.

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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2019 until the Company has delivered financial statements for the quarter ended September 30, 2019, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At September 30, 2019, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at September 30, 2019, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.7 million as of September 30, 2019. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $4.0 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the third quarter of the fiscal year ended March 31, 2018, the Company restructured certain departments to better align functions. As a result of the workforce reduction, during the twelve months ended March 31, 2018, the Company recorded a restructuring charge totaling $5.1 million related to one-time termination benefits for the employees that were notified during the period. During the six months ended September 30, 2018, the Company recorded an additional charge of $1.7 million for one-time termination benefits and facilities-related costs. The one-time termination benefits were paid in full during the fiscal year ended March 31, 2019.
During the second quarter of the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount resulting in a total restructuring charge for the program of $17.3 million. As a result of the related workforce reduction, during the six months ended September 30, 2019 and 2018, the Company recorded restructuring charges totaling $0.1 million and $2.3 million, respectively, related to one-time termination benefits employees who voluntarily terminated their employment with the Company during the period. The one-time termination benefits were paid in full by the end of the first quarter of the fiscal year ending March 31, 2020.
During the second quarter of the fiscal year ending March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, during the six months ended September 30, 2019, the Company recorded a restructuring charge totaling $0.2 million related to one-time termination benefits for the employees that were notified during the period. Additional one-time termination benefit charges of approximately $0.3 million in the aggregate are anticipated to be recorded in the next six months. The one-time termination benefits are expected to be paid in full by the first quarter of the fiscal year ending March 31, 2021.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

	Q2FY20 Plan	VSP
	Employee-Related	Employee-Related	Total
Balance at March 31, 2019	$—	$—	$—
Restructuring charges to operations	150	123	273
Cash payments	(150)	(123)	(273)
Balance at September 30, 2019	$—	$—	$—

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
The components of operating lease cost for the three and six months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Lease cost under long-term operating leases	$3,276	$6,521
Lease cost under short-term operating leases	897	1,749
Variable lease cost under short-term and long-term operating leases	1,063	2,275
Total operating lease cost	$5,236	$10,545
The table below presents supplemental cash flow information related to leases during the six months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities	$6,565

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,049

Weighted average remaining lease term in years and weighted average discount rate are as follows:

Weighted average remaining lease term in years - operating leases	9.16

Weighted average discount rate - operating leases	4.2%

Future minimum payments under non-cancellable leases at September 30, 2019 are as follows (in thousands):

Year ending March 31:
2020 (remaining six months)	$6,397
2021	12,314
2022	11,472
2023	9,905
2024	9,038
Thereafter	45,458
Total lease payments	$94,584
Less imputed interest	(15,939)
Present value of lease liabilities	$78,645

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Acquisition and divestiture related – The Company has a contingent consideration asset related to the divestiture of its HNT tools business in September 2018. The contingent consideration asset represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration asset at September 30, 2019 and March 31, 2019 was $0.2 million and $0.8 million, respectively.
The Company had a contingent liability at September 30, 2019 for $1.0 million related to the acquisition of Eastwind in April 2019 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Except to the extent that valid indemnification claims are made prior to such time, the $1.0 million will be paid to the seller in April 2020.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following additional motions for judgment as a matter of law, the court entered final judgment. On June 12, 2019, NetScout filed its Notice of Appeal of the judgment and all other adverse findings. NetScout has concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible." Therefore, accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$45	$63	$86	$126
Interest cost	106	123	202	244
Net periodic pension cost	$151	$186	$288	$370

Expected Contributions
During the six months ended September 30, 2019, the Company made contributions of $0.2 million to its defined benefit pension plans. During the fiscal year ending March 31, 2020, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
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
On February 1, 2018, the Company entered into accelerated share repurchase (ASR) agreements with two third-party financial institutions (the Dealers) to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions under the Company’s twenty million share repurchase program (until such program was completed) and the twenty-five million share repurchase program. The Company borrowed $300 million against its Amended Credit Facility to finance the payment of the initial purchase price to each of the Dealers. Under the terms of the ASR, the Company made a $150 million payment to each of the Dealers on February 2, 2018 and received an initial delivery of 3,693,931 shares from each of the Dealers, or 7,387,862 shares in the aggregate, which was approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR. As part of this purchase, 970,650 shares for $27.6 million were deducted under the twenty million share repurchase program and 6,417,212 shares for $182.4 million were deducted from the twenty-five million share repurchase program during the fiscal year ended March 31, 2018. Final settlement of the ASR agreements was completed in August 2018. As a result, the Company received an additional 3,679,947 shares of its common stock for $96.8 million, which reduced the number of shares available to be purchased from the twenty-five million share repurchase program during the six months ended September 30, 2018. In total, 11,067,809 shares of the Company's common stock were repurchased under the ASR at an average cost per share of $27.11.
Through September 30, 2019, the Company has repurchased 14,801,246 shares for $393.7 million in the open market under the twenty-five million share repurchase program. At September 30, 2019, 10,198,754 shares of common stock remained available to be purchased under the current repurchase program. The Company repurchased 4,160,836 shares for $100.0 million during the six months ended September 30, 2019 under the twenty-five million share repurchase program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 500,093 shares and 371,726 shares at a cost of $11.4 million and $9.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2019 and 2018, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
NOTE 17 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(17,472)	$(26,428)	$(46,815)	$(88,932)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	75,687	78,631	76,490	79,490
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	75,687	78,631	76,490	79,490
Net loss per share:
Basic net loss per share	$(0.23)	$(0.34)	$(0.61)	$(1.12)
Diluted net loss per share	$(0.23)	$(0.34)	$(0.61)	$(1.12)

The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted stock units	624	731	897	895

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As we incurred a net loss during the three and six months ended September 30, 2019 and 2018, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
The delivery of approximately 7.4 million shares under the Company's accelerated share repurchase (ASR) agreements reduced our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the six months ended September 30, 2018. See Note 16 for additional information. We evaluated the ASR agreements for potential dilutive effects of any shares remaining to be received or owed upon settlement and determined the additional shares to be received would be anti-dilutive, and therefore they were not included in our calculation of diluted earnings per share for the six months ended September 30, 2018.
NOTE 18 – INCOME TAXES
The Company's effective income tax rates were 60.1% and 9.1% for the three months ended September 30, 2019 and 2018, respectively. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, the Global Intangible Low Taxes Income inclusion and earnings in jurisdictions subject to tax rates higher than the U.S. statutory rate partially offset by the tax benefit associated with research and development tax credits, foreign tax credits and the Foreign Derived Intangible Income deduction. The effective tax rate for the three months ended September 30, 2019 was higher than the effective rate for the three months ended September 30, 2018, primarily due to a discrete item recorded in the quarter related to stock-based compensation and a significant change in the pre-tax loss.
The Company's effective income tax rates were 17.7% and 19.7% for the six months ended September 30, 2019 and 2018, respectively. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, the Global Intangible Low Taxes Income inclusion and earnings in jurisdictions subject to tax rates higher than the U.S. statutory rate partially offset by the tax benefit associated with research and development tax credits, foreign tax credits and the Foreign Derived Intangible Income deduction. The effective tax rate for the six months ended September 30, 2019 was lower than the effective rate for the six months ended September 30, 2018, primarily due to discrete items relating to establishing new U.S. deferred tax liabilities due to several of our foreign subsidiaries making elections in the first quarter to be treated as U.S. branches for federal income tax purposes and stock-based compensation.
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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$139,544	$136,752	$246,647	$263,998
Europe	33,901	33,450	65,210	64,471
Asia	13,138	18,198	25,690	36,098
Rest of the world	29,838	35,397	64,898	64,341
	$216,421	$223,797	$402,445	$428,908

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
Results Overview
Total revenue for the six months ended September 30, 2019 was impacted by a combination of factors. The primary factor was the divestiture of the HNT tools business assets as that sale occurred in mid-September 2018. Additionally, disruption in our international enterprise sales force from a recent reorganization impacted revenue.
Our gross profit percentage increased by one percentage point during the six months ended September 30, 2019 as compared with the six months ended September 30, 2018.
Net loss for the six months ended September 30, 2019 was $46.8 million, as compared with net loss for the six months ended September 30, 2018 of $88.9 million, a decrease of $42.1 million, primarily due to a $35.9 million impairment charge of certain intangible assets related to the HNT tools business and a $9.2 million loss on the divestiture of the HNT tools business recorded in the six months ended September 30, 2018.
At September 30, 2019, cash, cash equivalents and marketable securities (short-term and long-term) totaled $307.8 million, a $179.2 million decrease from $487.0 million at March 31, 2019 due primarily to $100.0 million used to repay long-term debt, $100.0 million used to repurchase shares of our common stock, $11.4 million used for tax withholdings on restricted stock units, $9.1 million used for capital expenditures, and $4.2 million used for the acquisition of Eastwind, partially offset by cash provided by operations of $48.5 million during the six months ended September 30, 2019.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP product revenue, non-GAAP service revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue (total, product and service) eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, certain expenses relating to acquisitions including depreciation costs, and adds back transitional service agreement income. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration costs, compensation for post-combination services, restructuring charges, intangible asset impairment charges, loss on divestiture and costs related to new accounting standard implementation. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, net of related income tax effects, and changes in contingent consideration. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, gross profit, loss from operations, net loss and net loss per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2019 and 2018 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP revenue	$216,421	$223,797	$402,445	$428,908
Product deferred revenue fair value adjustment	—	—	—	391
Service deferred revenue fair value adjustment	48	243	96	714
Non-GAAP revenue	$216,469	$224,040	$402,541	$430,013

GAAP gross profit	$157,289	$159,817	$288,570	$302,901
Product deferred revenue fair value adjustment	—	—	—	391
Service deferred revenue fair value adjustment	48	243	96	714
Share-based compensation expense	2,187	2,389	3,921	3,988
Amortization of acquired intangible assets	6,225	7,731	12,455	16,133
Acquisition related depreciation expense	6	17	19	50
Transitional service agreement income	—	2	—	2
Non-GAAP gross profit	$165,755	$170,199	$305,061	$324,179

GAAP loss from operations	$(7,295)	$(23,117)	$(31,743)	$(100,170)
Product deferred revenue fair value adjustment	—	—	—	391
Service deferred revenue fair value adjustment	48	243	96	714
Share-based compensation expense	15,857	17,418	28,600	30,383
Amortization of acquired intangible assets	22,357	25,712	44,730	57,579
Business development and integration expense	39	366	18	385
New standard implementation expense	—	54	9	816
Compensation for post-combination services	135	169	328	618
Restructuring charges	150	2,472	273	3,619
Impairment of intangible assets	—	—	—	35,871
Acquisition related depreciation expense	69	164	190	662
Loss on divestiture	—	9,177	—	9,177
Transitional service agreement income	275	219	1,184	219
Non-GAAP income from operations	$31,635	$32,877	$43,685	$40,264

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP net loss	$(17,472)	$(26,428)	$(46,815)	$(88,932)
Product deferred revenue fair value adjustment	—	—	—	391
Service deferred revenue fair value adjustment	48	243	96	714
Share-based compensation expense	15,857	17,418	28,600	30,383
Amortization of acquired intangible assets	22,357	25,712	44,730	57,579
Business development and integration expense	39	366	18	385
New standard implementation expense	—	54	9	816
Compensation for post-combination services	135	169	328	618
Restructuring charges	150	2,472	273	3,619
Impairment of intangible assets	—	—	—	35,871
Acquisition-related depreciation expense	69	164	190	662
Loss on divestiture	—	9,177	—	9,177
Change in contingent consideration	(6)	—	517	—
Income tax adjustments	181	(9,367)	(994)	(29,229)
Non-GAAP net income	$21,358	$19,980	$26,952	$22,054

GAAP diluted net loss per share	$(0.23)	$(0.34)	$(0.61)	$(1.12)
Per share impact of non-GAAP adjustments identified above	0.51	0.59	0.96	1.39
Non-GAAP diluted net income per share	$0.28	$0.25	$0.35	$0.27

GAAP loss from operations	$(7,295)	$(23,117)	$(31,743)	$(100,170)
Previous adjustments to determine non-GAAP income from operations	38,930	55,994	75,428	140,434
Non-GAAP income from operations	31,635	32,877	43,685	40,264
Depreciation excluding acquisition related	6,905	8,335	13,746	16,317
Non-GAAP EBITDA from operations	$38,540	$41,212	$57,431	$56,581

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
Three Months Ended September 30, 2019 and 2018
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offering. During the three months ended September 30, 2019 and 2018, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$102,775	47%	$110,753	49%	$(7,978)	(7)%
Service	113,646	53	113,044	51	602	1%
Total revenue	$216,421	100%	$223,797	100%	$(7,376)	(3)%

Product. The 7%, or $8.0 million, decrease in product revenue compared with the same period last year was primarily due to the divestiture of the HNT tools business in September 2018 and a decrease in revenue from lower enterprise-related product revenue, partially offset by an increase in revenue from service provider customers.
Service. The 1%, or $0.6 million, increase in service revenue compared to the same period last year was primarily driven by an increase in professional services.
Total revenue by geography is as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
United States	$139,544	64%	$136,752	61%	$2,792	2%
International:
Europe	33,901	16	33,450	15	451	1%
Asia	13,138	6	18,198	8	(5,060)	(28)%
Rest of the world	29,838	14	35,397	16	(5,559)	(16)%
Subtotal international	76,877	36	87,045	39	(10,168)	(12)%
Total revenue	$216,421	100%	$223,797	100%	$(7,376)	(3)%
United States revenue increased 2%, or $2.8 million, primarily due to an increase in revenue for service assurance offerings, partially offset by a decrease in revenue from security. The 12%, or $10.2 million, decrease in international revenue compared with the same period last year was primarily driven by lower enterprise-related product revenue for service assurance, and the divestiture of the HNT tools business in September 2018.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$29,368	14%	$34,492	15%	$(5,124)	(15)%
Service	29,764	14	29,488	13	276	1%
Total cost of revenue	$59,132	28%	$63,980	28%	$(4,848)	(8)%
Gross profit:
Product $	$73,407	34%	$76,261	34%	$(2,854)	(4)%
Product gross profit %	71%		69%
Service $	$83,882	39%	$83,556	37%	$326	—%
Service gross profit %	74%		74%
Total gross profit $	$157,289		$159,817		$(2,528)	(2)%
Total gross profit %	73%		71%
Product. The 15%, or $5.1 million, decrease in cost of product revenue was primarily due to a $3.1 million decrease in costs to deliver model calibration products, a $1.9 million decrease in the amortization of intangible assets, a $1.3 million decrease in employee-related expenses associated with the timing of certain projects and a reduction in headcount, and a $0.5 million decrease in direct material costs due to a decrease in product revenue. These decreases were partially offset by a $0.9 million increase in inventory obsolescence charges, a $0.4 million increase in capitalized overhead costs, and a $0.4 million increase in shipping costs. The product gross profit percentage increased by two percentage points to 71% during the three months ended September 30, 2019 as compared with the three months ended September 30, 2018. The 4%, or $2.9 million, decrease in product gross profit corresponds with the 7%, or $8.0 million, decrease in product revenue partially offset by the 15%, or $5.1 million, decrease in cost of product revenue.
Service. The 1%, or $0.3 million, increase in cost of service revenue during the three months ended September 30, 2019 when compared with the three months ended September 30, 2018 was primarily due to a $1.1 million increase in employee-related expenses associated with the timing of certain projects and an increase in variable incentive compensation partially offset by a reduction in headcount. This increase was partially offset by an $0.8 million decrease in contractor fees. The service gross profit percentage remained flat at 74% for the three months ended September 30, 2019 as compared with the three months ended September 30, 2018. The $0.3 million increase in service gross profit corresponds with the 1%, or $0.6 million, increase in service revenue partially offset by the 1%, or $0.3 million, increase in cost of service.
Gross profit. Our gross profit decreased 2%, or $2.5 million, during the three months ended September 30, 2019 when compared with the three months ended September 30, 2018. This decrease is attributable to the decrease in revenue of 3%, or $7.4 million, partially offset by the 8%, or $4.8 million, decrease in cost of revenue. The gross profit percentage increased two percentage points to 73% for the three months ended September 30, 2019 as compared with the three months ended September 30, 2018.

Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Research and development	$50,058	23%	$55,959	25%	$(5,901)	(11)%
Sales and marketing	73,067	34	72,051	32	1,016	1
General and administrative	25,177	12	25,294	12	(117)	—
Amortization of acquired intangible assets	16,132	7	17,981	8	(1,849)	(10)
Restructuring charges	150	—	2,472	1	(2,322)	(94)
Loss on divestiture of business	—	—	9,177	4	(9,177)	(100)
Total operating expenses	$164,584	76%	$182,934	82%	$(18,350)	(10)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 11%, or $5.9 million, decrease in research and development expenses was primarily due to a $5.1 million decrease in employee-related expenses due to a reduction in headcount, partially offset by an increase in variable incentive compensation, and a $0.5 million decrease in depreciation expense in the three months ended September 30, 2019 when compared with the three months ended September 30, 2018.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 1%, or $1.0 million, increase in total sales and marketing expenses was primarily due to a $3.1 million increase in commissions expense, and a $2.0 million increase in advertising and other marketing related programs in the three months ended September 30, 2019 when compared with the three months ended September 30, 2018. These increases were partially offset by a $1.8 million decrease in employee-related expenses mainly due to a reduction in headcount, a $1.5 million decrease in trade shows and other events, and a $0.5 million decrease in travel expenses.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The $0.1 million decrease in general and administrative expenses was primarily due to $1.5 million of non-recurring facilities related expenses incurred during the three months ended September 30, 2018. This decrease was partially offset by a $0.7 million increase in bad debt expense, and a $0.4 million increase in legal expenses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and tradenames, and leasehold interests; related to the acquisition of Danaher Corporation's Communications Business (Comms Transaction), ONPATH Technologies, Inc. (ONPATH), Simena, LLC (Simena), Psytechnics, Ltd (Psytechnics), Network General Corporation (Network General), Avvasi Inc. (Avvasi) and Efflux Systems, Inc. (Efflux).
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
Restructuring. During the fiscal year ending March 31, 2020, we restructured certain departments to better align functions. As a result of the workforce reduction, during the three months ended September 30, 2019, we recorded a restructuring charge totaling $0.2 million related to one-time termination benefits for employees who were notified during the period. During the fiscal year ended March 31, 2019, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months ended September 30, 2018, we recorded restructuring expenses of $2.3 million for one-time termination benefits for employees who voluntarily terminated during the period.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,616)	(2)%	$(5,946)	(3)%	$2,330	39%
The 39%, or $2.3 million, decrease in interest and other expense, net was primarily due to a $1.3 million decrease in interest expense due to debt repayments, and a $1.0 million decrease in foreign exchange expense.
Income Taxes. Our effective income tax rates were 60.1% and 9.1% for the three months ended September 30, 2019 and 2018, respectively. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, the Global Intangible Low Taxes Income inclusion and earnings in jurisdictions subject to tax rates higher than the U.S. statutory rate partially offset by the tax benefit associated with research and development tax credits, foreign tax credits and the Foreign Derived Intangible Income deduction. The effective tax rate for the three months ended September 30, 2019 is higher than the effective rate for the three months ended September 30, 2018, primarily due to a discrete item recorded in the quarter related to stock-based compensation and a significant change in the pre-tax loss.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$6,561	3%	$(2,635)	(1)%	$9,196	349%
Six Months Ended September 30, 2019 and 2018
Revenue
During the six months ended September 30, 2019, and 2018, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$178,494	44%	$207,680	48%	$(29,186)	(14)%
Service	223,951	56%	221,228	52%	2,723	1%
Total revenue	$402,445	100%	$428,908	100%	$(26,463)	(6)%
Product. The 14%, or $29.2 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from lower enterprise-related product revenue for both service assurance and security offerings, as well as the divestiture of the HNT tools business in September 2018.
Service. The 1%, or $2.7 million, increase in service revenue compared with the same period last year was primarily due to an increase in professional services.

Total revenue by geography is as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
United States	$246,647	61%	$263,998	62%	$(17,351)	(7)%
International:
Europe	65,210	16	64,471	15	739	1%
Asia	25,690	7	36,098	8	(10,408)	(29)%
Rest of the world	64,898	16	64,341	15	557	1%
Subtotal international	155,798	39	164,910	38	(9,112)	(6)%
Total revenue	$402,445	100%	$428,908	100%	$(26,463)	(6)%
United States revenue decreased 7%, or $17.4 million, due to the divestiture of the HNT tools business in September 2018, and a decrease in revenue from service assurance offerings, partially offset by an increase in revenue from security. International revenue decreased 6%, or $9.1 million, primarily due to lower enterprise-related product revenue for both service assurance and security offerings, as well as the divestiture of the HNT tools business in September 2018.
Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$56,303	14%	$67,457	16%	$(11,154)	(17)%
Service	57,572	14	58,550	14	(978)	(2)%
Total cost of revenue	$113,875	28%	$126,007	30%	$(12,132)	(10)%
Gross profit:
Product $	$122,191	30%	$140,223	33%	$(18,032)	(13)%
Product gross profit %	68%		68%
Service $	$166,379	41%	$162,678	38%	$3,701	2%
Service gross profit %	74%		74%
Total gross profit $	$288,570		$302,901		$(14,331)	(5)%
Total gross profit %	72%		71%
Product. The 17%, or $11.2 million, decrease in cost of product revenue compared to the same period last year was primarily due to a $4.4 million decrease in the amortization of intangible assets, a $3.5 million decrease in direct material costs due to a decrease in product revenue, a $2.7 million decrease in costs to deliver model calibration products, and a $2.6 million decrease in employee related expenses largely due to a reduction in headcount. These decreases were partially offset by a $0.9 million increase in capitalized overhead costs and a $0.8 million increase in inventory obsolescence charges. The product gross profit percentage remained flat at 68% during the six months ended September 30, 2019 when compared to the six months ended September 30, 2018. The 13%, or $18.0 million, decrease in product gross profit corresponds with the 14%, or $29.2 million, decrease in product revenue, partially offset by the 17%, or $11.2 million, decrease in cost of product revenue.
Service. The 2%, or $1.0 million, decrease in cost of service revenue compared to the same period last year was primarily due to a $0.9 million decrease in contractor fees. The service gross profit percentage remained flat at 74% for the six months ended September 30, 2019 when compared to the six months ended September 30, 2018. The 2%, or $3.7 million, increase in service gross profit corresponds with the 1%, or $2.7 million, increase in service revenue, and the 2%, or $1.0 million, decrease in cost of services.
Gross profit. Our gross profit for the six months ended September 30, 2019 decreased 5%, or $14.3 million, compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 6%, or $26.5 million, partially offset by a 10%, or $12.1 million, decrease in cost of revenue. The gross profit percentage increased by one percentage point to 72% for the six months ended September 30, 2019 when compared to the six months ended September 30, 2018.
Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Research and development	$93,785	23%	$111,422	26%	$(17,637)	(16)%
Sales and marketing	146,592	36	150,183	35	(3,591)	(2)
General and administrative	47,388	12	51,353	12	(3,965)	(8)
Amortization of acquired intangible assets	32,275	8	41,446	10	(9,171)	(22)
Restructuring charges	273	—	3,619	1	(3,346)	(92)
Impairment of intangible assets	—	—	35,871	8	(35,871)	(100)
Loss on divestiture of business	—	—	9,177	2	(9,177)	(100)
Total operating expenses	$320,313	79%	$403,071	94%	$(82,758)	(21)%
Research and development. The 16%, or $17.6 million, decrease in research and development expenses for the six months ended September 30, 2019 compared to the same period last year was primarily due to a $16.2 million decrease in employee-related expenses due to a reduction in headcount, and a $1.2 million decrease in depreciation expense. These decreases were partially offset by a $1.0 million increase in consulting fees.
Sales and marketing. The 2%, or $3.6 million, decrease in total sales and marketing expenses for the six months ended September 30, 2019 compared to the same period last year was primarily due to a $6.4 million decrease in employee-related expenses due to a reduction in headcount, and a $1.4 million decrease in travel expense. These decreases were partially offset by a $2.5 million increase in commissions expense, and a $1.6 million increase in advertising and other marketing related programs.
General and administrative. The 8%, or $4.0 million, decrease in general and administrative expenses for the six months ended September 30, 2019 compared to the same period last year was primarily due to a $2.5 million decrease in employee-related expenses due to a decrease in variable incentive compensation as well as a reduction in headcount, and a $1.5 million decrease of non-recurring facilities-related expenses incurred during the six months ended September 30, 2018.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of ONPATH, Simena, Psytechnics, Network General, Avvasi and Efflux.
The 22%, or $9.2 million, decrease in amortization of acquired intangible assets for the six months ended September 30, 2019 compared to the same period last year was largely due to a decrease in amortization of the intangible assets related to the divestiture of the HNT tools business in September 2018, with the remaining decrease due to a decrease in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During the fiscal year ending March 31, 2020, we restructured certain departments to better align functions. As a result of the workforce reduction, during the six months ended September 30, 2019, we recorded a restructuring charge totaling $0.2 million related to one-time termination benefits for employees who were notified during the period. During the fiscal year ended March 31, 2019, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the six months ended September 30, 2019 and six months ended September 30, 2018, we recorded restructuring expenses of $0.1 million and $2.3 million, respectively for one-time termination benefits for employees who voluntarily terminated during the period.

Impairment of intangible assets. During the first quarter of the fiscal year ended March 31, 2019, we performed a quantitative analysis on certain intangible assets related to the HNT tools business. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, we recognized an impairment charge of $35.9 million during the six months ended September 30, 2018.
Loss on Divestiture of Business. During the six months ended September 30, 2018, we recorded a $9.2 million loss on the divestiture of the HNT tools business.
Interest and Other Expense, Net

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(8,015)	(2)%	$(10,639)	(2)%	$2,624	25%
The 25%, or $2.6 million, decrease in interest and other expense, net was primarily due to a $0.9 million increase in transitional services agreement income related to the HNT tools business divestiture, a $0.8 million decrease in interest expense due to debt repayments on the credit facility, a $0.7 million decrease in foreign exchange expense, and a $0.6 million increase in interest income received on investments. These decreases were partially offset by a $0.5 million increase in other expense due to the change in the fair value of the contingent consideration related to the HNT tools business divestiture during the six months ended September 30, 2019.
Income Taxes. Our effective income tax rates were 17.7% and 19.7% for the six months ended September 30, 2019 and 2018, respectively. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, the Global Intangible Low Taxes Income inclusion and earnings in jurisdictions subject to tax rates higher than the U.S. statutory rate partially offset by the tax benefit associated with research and development tax credits, foreign tax credits and the Foreign Derived Intangible Income deduction. The effective tax rate for the six months ended September 30, 2019 is lower than the effective rate for the six months ended September 30, 2018, primarily due to discrete items relating to establishing new U.S. deferred tax liabilities due to several of our foreign subsidiaries making elections in the first quarter to be treated as U.S. branches for federal income tax purposes and stock-based compensation.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$7,057	2%	$(21,877)	(5)%	$28,934	132%

Off-Balance Sheet Arrangements

At September 30, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition and divestiture related – We have a contingent consideration asset related to the divestiture of our HNT tools business in September 2018. The contingent consideration asset represents potential future earnout payments to us of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration asset at September 30, 2019 was $0.2 million.
We had a contingent liability at September 30, 2019 for $1.0 million related to the acquisition of Eastwind in April 2019 for which an escrow account was established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Except to the extent that valid indemnification claims are made prior to such time, the $1.0 million will be paid to the seller in April 2020.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following additional motions for judgment as a matter of law, the court entered final judgment. On June 12, 2019, we filed our Notice of Appeal of the judgment and all other adverse findings. We have concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require us to provide an estimate for the range of potential liability. We currently estimate that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Cash and cash equivalents	$245,064	$409,632
Short-term marketable securities	55,129	76,344
Long-term marketable securities	7,630	1,012
Cash, cash equivalents and marketable securities	$307,823	$486,988
Cash, cash equivalents and marketable securities
At September 30, 2019, cash, cash equivalents and marketable securities (current and non-current) totaled $307.8 million, a $179.2 million decrease from $487.0 million at March 31, 2019, due primarily to $100.0 million used to repay long-term debt, $100.0 million used to repurchase shares of our common stock, $11.4 million used for tax withholdings on restricted stock units, $9.1 million used for capital expenditures, and $4.2 million used for the acquisition of Eastwind, partially offset by cash provided by operations of $48.5 million during the six months ended September 30, 2019.
At September 30, 2019, cash and short-term and long-term investments in the United States were $158.6 million, while cash held outside the United States was approximately $149.2 million.

Cash and cash equivalents were impacted by the following (in thousands):

	Six Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$48,456	$32,706
Net cash provided by (used in) investing activities	$1,431	$(57,177)
Net cash used in financing activities	$(211,375)	$(10,375)
Net cash from operating activities
Cash provided by operating activities was $48.5 million during the six months ended September 30, 2019, compared with $32.7 million of cash provided by operating activities during the six months ended September 30, 2018. This $15.8 million increase was due in part to a $42.1 million increase from a smaller net loss, a $19.6 million increase from accounts payable, a $19.3 million increase from deferred income taxes, a $9.7 million increase from deferred revenue, a $6.5 million increase from prepaid expenses and other assets, and a $5.1 million increase from operating lease right-of-use assets. These increases were partially offset by a $35.9 million decrease due to the impairment of intangible assets, a $19.8 million decrease from accrued compensation and other expenses, a $15.9 million decrease from depreciation and amortization expense, a $7.4 million decrease in loss on divestiture of business, and a $6.6 million decrease in operating lease liabilities during the six months ended September 30, 2019 as compared with the six months ended September 30, 2018.
Net cash from investing activities

	Six Months Ended
	September 30,
	(in thousands)
	2019	2018
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(83,502)	$(136,019)
Proceeds from sales and maturity of marketable securities	98,147	94,057
Purchase of fixed assets	(9,056)	(12,207)
Payments related to the divestiture of business	—	(2,911)
Increase in deposits	(4)	(97)
Acquisition of businesses	(4,154)	—
	$1,431	$(57,177)
Cash provided by investing activities increased by $58.6 million to $1.4 million during the six months ended September 30, 2019, compared with $57.2 million of cash used in investing activities during the six months ended September 30, 2018.
The overall increase in cash inflow from marketable securities was primarily related to a decrease of $52.5 million in the purchase of marketable securities as well as a $4.1 million increase in proceeds from the maturity of marketable securities during the six months ended September 30, 2019 when compared with the six months ended September 30, 2018.
During the six months ended September 30, 2019, there was a $4.2 million cash outflow related to the acquisition of Eastwind.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2020.

Net cash from financing activities

	Six Months Ended
	September 30,
	(in thousands)
	2019	2018
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Payment of contingent consideration	—	(523)
Repayment of long-term debt	(100,000)	—
Treasury stock repurchases	(100,000)	—
Tax withholding on restricted stock units	(11,377)	(9,854)
	$(211,375)	$(10,375)
Cash used in financing activities increased by $201.0 million to $211.4 million during the six months ended September 30, 2019, compared with $10.4 million of cash used in financing activities during the six months ended September 30, 2018.
During the six months ended September 30, 2019, we repaid $100.0 million of borrowings under the Amended Credit Agreement.
During the six months ended September 30, 2019, we repurchased 4,160,836 shares of our common stock for $100.0 million under the twenty-five million share repurchase program.
In connection with the delivery of the Company's common stock upon vesting of restricted stock units, we withheld 500,093 and 371,726 shares at a cost of $11.4 million and $9.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2019 and 2018, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the six months ended September 30, 2019, we repaid $100.0 million of borrowings under the Amended Credit Agreement. At September 30, 2019, $450 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended June 30, 2019, until we have delivered financial statements for the quarter ended September 30, 2019, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2019, until we have delivered financial statements for the quarter ended September 30, 2019, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At September 30, 2019, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at September 30, 2019, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.7 million as of September 30, 2019. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $4.0 million was included as other assets in our consolidated balance sheet.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At September 30, 2019, we owed $450 million on this loan with an interest rate of 3.55%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2019. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.6 million as of September 30, 2019.
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
At September 30, 2019, we had foreign currency forward contracts with notional amounts totaling $10.0 million. The valuation of outstanding foreign currency forward contracts at September 30, 2019 resulted in an asset balance of $37 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $35 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2019, we had foreign currency forward contracts with notional amounts totaling $4.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2019 resulted in a liability balance of $68 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $58 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2019, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not be material to our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. The Court denied the Plaintiff's motion for fees. Following additional motions for judgment as a matter of law, the court entered final judgment. On June 12, 2019, we filed our Notice of Appeal of the judgment and all other adverse findings. We have concluded that the risk of loss from this matter is currently neither remote nor probable, and therefore, under GAAP definitions, the risk of loss is termed "reasonably possible". Therefore, accounting rules require us to provide an estimate for the range of potential liability. We currently estimate that the estimated range of liability is between $0 and the aggregate amount awarded by the jury and the Court's award of enhanced damages, plus potential additional pre- and post-judgment interest amounts and costs and any royalties owed on post-trial sales of the accused G10 and GeoBlade products.
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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2019-7/31/2019	649,018	$25.92	649,018	12,413,172
8/1/2019-8/31/2019	1,686,307	22.09	1,366,500	11,046,672
9/1/2019-9/30/2019	906,655	23.29	847,918	10,198,754
Total	3,241,980	$23.19	2,863,436	10,198,754

(1)
We purchased an aggregate of 378,544 shares during the three months ended September 30, 2019 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed twenty-five million share repurchase program).

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

10.1
NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 99.1 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-234326, filed on October 25, 2019 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: October 31, 2019	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 31, 2019	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)