Form 10-Q
period 2019-12-31
NETSCOUT SYSTEMS INC
filed 2020-02-06
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 30, 2020 was 73,855,221.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2019

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,660	$409,632
Marketable securities	56,274	76,344
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,728 and $1,583 at December 31, 2019 and March 31, 2019, respectively	244,877	235,318
Inventories and deferred costs	24,977	26,270
Prepaid income taxes	14,454	18,000
Prepaid expenses and other current assets	25,807	35,658
Total current assets	654,049	801,222
Fixed assets, net	58,700	58,951
Operating lease right-of-use assets	65,738	—
Goodwill	1,718,496	1,715,485
Intangible assets, net	602,856	669,118
Deferred income taxes	7,034	7,218
Long-term marketable securities	2,561	1,012
Other assets	17,905	16,988
Total assets	$3,127,339	$3,269,994
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,756	$24,582
Accrued compensation	70,430	58,501
Accrued other	20,159	23,027
Income taxes payable	1,517	1,318
Deferred revenue and customer deposits	261,151	272,508
Current portion of operating lease liabilities	11,091	—
Total current liabilities	384,104	379,936
Other long-term liabilities	6,997	19,493
Deferred tax liability	115,470	124,229
Accrued long-term retirement benefits	35,808	36,284
Long-term deferred revenue and customer deposits	104,339	94,619
Operating lease liabilities, net of current portion	67,814	—
Long-term debt	450,000	550,000
Total liabilities	1,164,532	1,204,561
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and March 31, 2019	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 121,679,117 and 119,760,132 shares issued and 73,855,221 and 77,610,361 shares outstanding at December 31, 2019 and March 31, 2019, respectively	122	120
Additional paid-in capital	2,873,702	2,828,922
Accumulated other comprehensive loss	(3,345)	(2,639)
Treasury stock at cost, 47,823,896 and 42,149,771 shares at December 31, 2019 and March 31, 2019, respectively	(1,255,675)	(1,119,063)
Retained earnings	348,003	358,093
Total stockholders' equity	1,962,807	2,065,433
Total liabilities and stockholders' equity	$3,127,339	$3,269,994
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
Product	$143,309	$134,135	$321,803	$341,815
Service	116,715	111,873	340,666	333,101
Total revenue	260,024	246,008	662,469	674,916
Cost of revenue:
Product	34,197	40,517	90,500	107,974
Service	31,388	29,067	88,960	87,617
Total cost of revenue	65,585	69,584	179,460	195,591
Gross profit	194,439	176,424	483,009	479,325
Operating expenses:
Research and development	48,606	49,925	142,391	161,347
Sales and marketing	67,653	74,024	214,245	224,207
General and administrative	25,048	22,788	72,436	74,141
Amortization of acquired intangible assets	16,120	16,433	48,395	57,879
Restructuring charges	193	13,895	466	17,514
Impairment of intangible assets	—	—	—	35,871
Loss on divestiture of business	—	—	—	9,177
Total operating expenses	157,620	177,065	477,933	580,136
Income (loss) from operations	36,819	(641)	5,076	(100,811)
Interest and other expense, net:
Interest income	826	1,455	3,699	3,688
Interest expense	(4,629)	(7,005)	(16,167)	(19,320)
Other income (expense), net	(112)	986	538	429
Total interest and other expense, net	(3,915)	(4,564)	(11,930)	(15,203)
Income (loss) before income tax expense (benefit)	32,904	(5,205)	(6,854)	(116,014)
Income tax expense (benefit)	(3,821)	(1,602)	3,236	(23,479)
Net income (loss)	$36,725	$(3,603)	$(10,090)	$(92,535)
Basic net income (loss) per share	$0.49	$(0.05)	$(0.13)	$(1.17)
Diluted net income (loss) per share	$0.49	$(0.05)	$(0.13)	$(1.17)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	74,367	77,774	75,780	78,916
Net income (loss) per share - diluted	74,700	77,774	75,780	78,916
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income (loss)	$36,725	$(3,603)	$(10,090)	$(92,535)
Other comprehensive income (loss):
Cumulative translation adjustments	297	(1,170)	(789)	(3,319)
Changes in market value of investments:
Changes in unrealized gains, net of taxes of $1, $12, $12 and $21, respectively	3	12	40	35
Total net change in market value of investments	3	12	40	35
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $40, ($53), $6 and ($193), respectively	84	(162)	18	(601)
Reclassification adjustment for net (losses) gains included in net income (loss), net of (benefit) taxes of ($7), $51, $8 and $122, respectively	(30)	157	25	382
Total net change in market value of derivatives	54	(5)	43	(219)
Other comprehensive income (loss)	354	(1,163)	(706)	(3,503)
Total comprehensive income (loss)	$37,079	$(4,766)	$(10,796)	$(96,038)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2019
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, September 30, 2019	121,648,747	$122	$2,863,003	$(3,699)	46,810,700	$(1,230,440)	$311,278	$1,940,264
Net income							36,725	36,725
Unrealized net investment gains				3				3
Unrealized net gains on derivative financial instruments				54				54
Cumulative translation adjustments				297				297
Issuance of common stock pursuant to vesting of restricted stock units	30,370	—						—
Stock-based compensation expense for restricted stock units granted to employees			10,699					10,699
Repurchase of treasury stock					1,013,196	(25,235)		(25,235)
Balance, December 31, 2019	121,679,117	$122	$2,873,702	$(3,345)	47,823,896	$(1,255,675)	$348,003	$1,962,807

	Nine Months Ended December 31, 2019
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2019	119,760,132	$120	$2,828,922	$(2,639)	42,149,771	$(1,119,063)	$358,093	$2,065,433
Net loss							(10,090)	(10,090)
Unrealized net investment gains				40				40
Unrealized net gains on derivative financial instruments				43				43
Cumulative translation adjustments				(789)				(789)
Issuance of common stock pursuant to vesting of restricted stock units	1,621,350	2						2
Stock-based compensation expense for restricted stock units granted to employees			38,187					38,187
Issuance of common stock under employee stock purchase plan	297,635		6,593					6,593
Repurchase of treasury stock					5,674,125	(136,612)		(136,612)
Balance, December 31, 2019	121,679,117	$122	$2,873,702	$(3,345)	47,823,896	$(1,255,675)	$348,003	$1,962,807
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2018
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, September 30, 2018	119,231,287	$119	$2,796,695	$555	41,526,563	$(1,102,481)	$341,710	$2,036,598
Net loss							(3,603)	(3,603)
Unrealized net investment gains				12				12
Unrealized net losses on derivative financial instruments				(5)				(5)
Cumulative translation adjustments				(1,170)				(1,170)
Issuance of common stock pursuant to vesting of restricted stock units	185,742	—						—
Stock-based compensation expense for restricted stock units granted to employees			13,206					13,206
Repurchase of treasury stock			—		58,680	(1,561)		(1,561)
Balance, December 31, 2018	119,417,029	$119	$2,809,901	$(608)	41,585,243	$(1,104,042)	$338,107	$2,043,477

	Nine Months Ended December 31, 2018
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2018	117,744,913	$117	$2,665,120	$2,895	37,474,890	$(995,843)	$396,493	$2,068,782
Net loss							(92,535)	(92,535)
Unrealized net investment gains				35				35
Unrealized net losses on derivative financial instruments				(219)				(219)
Cumulative translation adjustments				(3,319)				(3,319)
Issuance of common stock pursuant to vesting of restricted stock units	1,369,122	2						2
Stock-based compensation expense for restricted stock units granted to employees			40,423					40,423
Issuance of common stock under employee stock purchase plan	302,994		7,575					7,575
Repurchase of treasury stock			96,783		4,110,353	(108,199)		(11,416)
Cumulative effect of adoption of ASU 2014-09							34,149	34,149
Balance, December 31, 2018	119,417,029	$119	$2,809,901	$(608)	41,585,243	$(1,104,042)	$338,107	$2,043,477

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,090)	$(92,535)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	87,397	106,509
Operating lease right-of-use assets	7,872	—
Loss on divestiture of business	—	7,390
Loss on disposal of fixed assets	16	181
Deal-related compensation expense and accretion charges	—	102
Share-based compensation expense	39,961	44,142
Net change in fair value of contingent and contractual liabilities	541	—
Accretion of contingent consideration	(24)	(64)
Impairment of intangible assets	—	35,871
Deferred income taxes	(8,480)	(27,667)
Other losses (gains)	35	(206)
Changes in assets and liabilities
Accounts receivable and unbilled costs	(9,554)	(33,928)
Due from related party	—	171
Inventories	(1,233)	2,683
Prepaid expenses and other assets	10,957	5,582
Accounts payable	(4,647)	582
Accrued compensation and other expenses	16,009	28,385
Operating lease liabilities	(9,690)	—
Due to related party	—	232
Income taxes payable	24	(1,754)
Deferred revenue	(1,304)	(6,162)
Net cash provided by operating activities	117,790	69,514
Cash flows from investing activities:
Purchase of marketable securities	(89,840)	(184,104)
Proceeds from sales and maturity of marketable securities	108,413	155,346
Purchase of fixed assets	(15,207)	(19,462)
Payments related to the divestiture of business	—	(2,911)
Increase in deposits	(29)	(97)
Acquisition of businesses	(4,154)	—
Capitalized software development costs	—	(132)
Net cash used in investing activities	(817)	(51,360)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Payment of contingent consideration	—	(2,851)
Repayment of long-term debt	(100,000)	—
Treasury stock repurchases	(125,000)	—
Tax withholding on restricted stock units	(11,612)	(11,415)
Net cash used in financing activities	(236,610)	(14,264)
Effect of exchange rate changes on cash and cash equivalents	(1,523)	(5,380)
Net decrease in cash and cash equivalents and restricted cash	(121,160)	(1,490)
Cash and cash equivalents and restricted cash, beginning of period	409,820	370,731
Cash and cash equivalents and restricted cash, end of period	$288,660	$369,241
Supplemental disclosures:
Cash paid for interest	$14,019	$17,410
Cash paid for income taxes	$10,494	$9,150
Non-cash transactions:
Transfers of inventory to fixed assets	$2,290	$2,152
Additions to property, plant and equipment included in accounts payable	$119	$1,190
Tenant improvement allowance	$—	$10,171
Issuance of common stock under employee stock plans	$6,593	$7,575
Contingent consideration related to acquisition, included in accrued other	$1,000	$—
Fair value of contingent consideration received as partial consideration for divestiture of business	$—	$2,257
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
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. ASU 2019-12 is effective for NetScout beginning April 1, 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently assessing the effect that ASU 2019-12 will have on its financial position, results of operations, and disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Topic 326 is effective for NetScout beginning April 1, 2020, and earlier adoption is permitted. The Company is currently assessing the effect that Topic 326 will have on its financial position, results of operations, and disclosures.
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
During the nine months ended December 31, 2019, the Company recognized revenue of $240.5 million related to the Company's deferred revenue balance reported at March 31, 2019.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns or refunds at December 31, 2019.
At December 31, 2019, the Company had total deferred revenue of $365.5 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $261.2 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $104.3 million, or 29%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, and the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue, or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $4.9 million and $23.3 million at December 31, 2019 and March 31, 2019, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the nine months ended December 31, 2019.
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

At December 31, 2019, the consolidated balance sheet included $6.8 million in assets related to sales commissions to be expensed in future periods. A balance of $3.8 million was included in prepaid expenses and other current assets, and a balance of $3.0 million was included in other assets in the Company's consolidated balance sheet at December 31, 2019. At March 31, 2019, the consolidated balance sheet included $6.4 million in assets related to sales commissions to be expensed in future periods. A balance of $3.8 million was included in prepaid expenses and other current assets, and a balance of $2.6 million was included in other assets in the Company's consolidated balance sheet at March 31, 2019.
During the three and nine months ended December 31, 2019 and 2018, respectively, the Company recognized $1.6 million, $1.5 million, $4.8 million, and $4.8 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2019 and March 31, 2019, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2019, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue. During the three months ended December 31, 2018, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue. During the nine months ended December 31, 2018, no direct customers or indirect channel partners accounted for more than 10% of total revenue.
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
NOTE 4 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units granted pursuant to the Company's 2007 Equity Incentive Plan, as amended (Amended 2007 Plan), and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan, as amended, (ESPP), based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of product revenue	$231	$375	$843	$1,188
Cost of service revenue	1,275	1,519	4,584	4,694
Research and development	3,437	3,979	12,076	13,544
Sales and marketing	3,910	4,649	13,333	15,051
General and administrative	2,508	3,237	9,125	9,665
	$11,361	$13,759	$39,961	$44,142

On September 12, 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (2019 Plan), which replaced the Company’s Amended 2007 Plan. The 2019 Plan permits the granting of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as "share-based awards." Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. At September 12, 2019, there was a total of 6,794,651 shares reserved for issuance under the 2019 Plan, which consisted of 5,500,000 new shares plus 1,294,651 shares that remained available for grant under the Amended 2007 Plan as of September 12, 2019, the effective date of the 2019 Plan.

The aggregate number of shares available for issuance under the 2019 Plan will increase by 2.76 shares for each share: (i) subject to an award granted under the Amended 2007 Plan or 2019 Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to an award under the Amended 2007 Plan or 2019 Plan that are not issued because such award is settled in cash; (iii) any shares issued pursuant to an award granted under the Amended 2007 Plan or 2019 Plan that are forfeited back to or repurchased by the Company because of failure to vest; and (iv) any shares that are reacquired or withheld by the Company to satisfy tax withholding obligations in connection with common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan and 2019 Plan. Furthermore, the share reserve under the 2019 Plan is reduced by one share for each share of common stock issued pursuant to a stock option or stock appreciation right and 2.76 shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the 2019 Plan on or after September 12, 2019. At December 31, 2019, there were 6,902,159 shares of common stock available for grant under the 2019 Plan.
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
Share-based awards generally vest over four years. The exercise price of stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for incentive stock options granted to holders of more than 10% of the voting stock of NetScout). The term of stock options granted cannot exceed seven years (five years for incentive stock options granted to holders of more than 10% of the voting stock of NetScout).
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2019. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2019, employees purchased 297,635 shares under the ESPP and the value per share was $22.15.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at December 31, 2019 and March 31, 2019.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2019	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$287,660	$409,632	$369,054	$369,821
Restricted cash	1,000	188	187	910
Total cash, cash equivalents and restricted cash	$288,660	$409,820	$369,241	$370,731

The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.

Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2019, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$27,139	$48	$27,187
Commercial paper	24,911	—	24,911
Corporate bonds	4,167	9	4,176
Total short-term marketable securities	56,217	57	56,274
U.S. government and municipal obligations	2,549	12	2,561
Total long-term marketable securities	2,549	12	2,561
Total marketable securities	$58,766	$69	$58,835
The following is a summary of marketable securities held by NetScout at March 31, 2019, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$27,610	$12	$27,622
Commercial paper	48,722	—	48,722
Total short-term marketable securities	76,332	12	76,344
Corporate bonds	1,007	5	1,012
Total long-term marketable securities	1,007	5	1,012
Total marketable securities	$77,339	$17	$77,356

Contractual maturities of the Company's marketable securities held at December 31, 2019 and March 31, 2019 were as follows (in thousands):

	December 31, 2019	March 31, 2019
Available-for-sale securities:
Due in 1 year or less	$56,274	$76,344
Due after 1 year through 5 years	2,561	1,012
	$58,835	$77,356

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2019 and March 31, 2019 (in thousands):

	Fair Value Measurements at
	December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$287,660	$—	$—	$287,660
U.S. government and municipal obligations	29,748	—	—	29,748
Commercial paper	—	24,911	—	24,911
Corporate bonds	4,176	—	—	4,176
Derivative financial instruments	—	93	—	93
Contingent consideration	—	—	245	245
	$321,584	$25,004	$245	$346,833
LIABILITIES:
Contingent purchase consideration	$—	$—	$(1,000)	$(1,000)
Derivative financial instruments	—	(11)	—	(11)
	$—	$(11)	$(1,000)	$(1,011)

	Fair Value Measurements at
	March 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$409,632	$—	$—	$409,632
U.S. government and municipal obligations	10,732	16,890	—	27,622
Commercial paper	—	48,722	—	48,722
Corporate bonds	1,012	—	—	1,012
Derivative financial instruments	—	58	—	58
Contingent consideration	—	—	762	762
	$421,376	$65,670	$762	$487,808
LIABILITIES:
Derivative financial instruments	$—	$(68)	$—	$(68)
	$—	$(68)	$—	$(68)

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
The Company's Level 3 assets consist of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The Company recorded a $0.5 million change in the fair value of the contingent consideration for the nine months ended December 31, 2019, which is included in other income (expense), net within the Company's consolidated statement of operations for the nine months ended December 31, 2019. The fair value of the contingent consideration was $0.2 million and $0.8 million at December 31, 2019 and March 31, 2019 respectively. The contingent consideration is included in other assets within the Company’s consolidated balance sheet at December 31, 2019 and March 31, 2019.
The Company's Level 3 liability consists of contingent purchase consideration related to the acquisition of certain assets and liabilities of Eastwind Networks, Inc. (Eastwind) in April 2019. The contingent purchase consideration represents amounts deposited into an escrow account, which was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The contingent purchase consideration is included as accrued other in the Company's consolidated balance sheet at December 31, 2019.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial assets and liabilities for the nine months ended December 31, 2019 (in thousands):

	Contingent Consideration	Contingent Purchase Consideration
Balance at March 31, 2019	$762	$—
Additions to Level 3	—	(1,000)
Change in fair value of contingent consideration	(517)	—
Balance at December 31, 2019	$245	$(1,000)

Accretion income related to the contingent consideration received as partial consideration for the divestiture of the HNT tools business for the nine months ended December 31, 2019 was $24 thousand and was included within interest income.
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2019	March 31, 2019
Raw materials	$14,980	$14,432
Work in process	121	1,181
Finished goods	4,473	7,738
Deferred costs	5,403	2,919
	$24,977	$26,270

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
HNT Tools Business Divestiture
On September 14, 2018 (the HNT Divestiture Date), the Company divested its HNT tools business. As part of the divestiture, the Company recorded contingent consideration which represents potential future earnout payments of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The Company recorded a $0.5 million change in the fair value of the contingent consideration, which is included in other income (expense), net within the Company’s consolidated statements of operations for the nine months ended December 31, 2019. The fair value of the contingent consideration was $0.2 million and $0.8 million at December 31, 2019 and March 31, 2019, respectively. The contingent consideration is included within other assets within the Company’s consolidated balance sheet.
In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. Income (expense) associated with the transitional services agreement for the three and nine months ended December 31, 2019 and 2018 was $(25) thousand, $1.1 million, $1.2 million, and $1.3 million respectively. Transitional services agreement income is included within other income (expense), net in the Company's consolidated statements of operations.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company assesses goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2019.
Reporting units are determined based on the components of a Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Through the first half of fiscal year 2020, the Company had two reporting units: (1) Service Assurance and (2) Security. As part of its continued integration efforts, effective during the third quarter of fiscal year 2020, the Company reorganized its business units. As a result of this change, the Company reduced the number of reporting units from two reporting units to one reporting unit. The former Service Assurance and Security reporting units were combined as result of organizational changes made to fully integrate the resources and assets of the Service Assurance and Security business units.
The Company completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined that no impairment existed. As such, no impairment charges were recognized during the nine months ended December 31, 2019.
At December 31, 2019 and March 31, 2019, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the nine months ended December 31, 2019 is due to the acquisition of Eastwind and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2019 as follows (in thousands):

Balance at March 31, 2019	$1,715,485
Goodwill attributed to the Eastwind acquisition	1,003
Foreign currency translation impact	2,008
Balance at December 31, 2019	$1,718,496

Intangible Assets
The net carrying amounts of intangible assets were $602.9 million and $669.1 million at December 31, 2019 and March 31, 2019, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test on January 31, 2019.
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

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at December 31, 2019 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$245,850	$(186,356)	$59,494
Customer relationships	770,696	(261,595)	509,101
Distributor relationships and technology licenses	6,843	(6,104)	739
Definite-lived trademark and trade name	39,205	(24,894)	14,311
Core technology	7,192	(7,016)	176
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Leasehold interest	500	(500)	—
Backlog	16,327	(16,327)	—
Capitalized software	3,317	(3,152)	165
Other	1,208	(938)	270
	$1,091,766	$(507,510)	$584,256
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

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Amortization of intangible assets included as:
Cost of product revenue	$6,564	$8,176	20,043	25,858
Operating expense	16,125	16,438	48,410	57,894
	$22,689	$24,614	$68,453	$83,752

The following is the expected future amortization expense at December 31, 2019 for the fiscal years ending March 31 (in thousands):

2020 (remaining three months)	$22,682
2021	79,857
2022	69,462
2023	61,758
2024	53,667
Thereafter	296,830
$584,256

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2019 and March 31, 2019 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019
Derivatives Designated as Hedging Instruments:
Forward contracts	$4,883	$4,550	$93	$58	$11	$68

(a)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2019 and 2018 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2019	December 31, 2018	Location	December 31, 2019	December 31, 2018
Forward contracts	$124	$(215)	Research and development	$(8)	$60
			Sales and marketing	(29)	148
	$124	$(215)		$(37)	$208

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the nine months ended December 31, 2019 and 2018 (in thousands):

	(Gain) Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2019	December 31, 2018	Location	December 31, 2019	December 31, 2018
Forward contracts	$24	$(794)	Research and development	$(16)	$147
			Sales and marketing	49	357
	$24	$(794)		$33	$504

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the nine months ended December 31, 2019, the Company repaid $100.0 million of borrowings under the Amended Credit Agreement. At December 31, 2019, $450 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2019, until the Company has delivered financial statements for the quarter ended December 31, 2019, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2019 until the Company has delivered financial statements for the quarter ended December 31, 2019, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At December 31, 2019, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at December 31, 2019, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.3 million as of December 31, 2019. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $3.6 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the third quarter of the fiscal year ended March 31, 2018, the Company restructured certain departments to better align functions. As a result of the workforce reduction, during the twelve months ended March 31, 2018, the Company recorded a restructuring charge totaling $5.1 million related to one-time termination benefits for the employees that were notified during the period. During the nine months ended December 31, 2018, the Company recorded an additional charge of $1.7 million for one-time termination benefits and facilities-related costs. The one-time termination benefits were paid in full during the fiscal year ended March 31, 2019.

During the second quarter of the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount resulting in a total restructuring charge for the program of $17.3 million. As a result of the related workforce reduction, during the nine months ended December 31, 2019 and 2018, the Company recorded restructuring charges totaling $0.1 million and $16.1 million, respectively, related to one-time termination benefits employees who voluntarily terminated their employment with the Company during the period. The one-time termination benefits were paid in full by the end of the first quarter of the fiscal year ending March 31, 2020.
During the second quarter of the fiscal year ending March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, during the nine months ended December 31, 2019, the Company recorded a restructuring charge totaling $0.3 million related to one-time termination benefits for the employees that were notified during the period. Additional one-time termination benefit charges of approximately $0.1 million in the aggregate are anticipated to be recorded in the next three months. The one-time termination benefits are expected to be paid in full by the first quarter of the fiscal year ending March 31, 2021.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

	Q2FY20 Plan	VSP
	Employee-Related	Employee-Related	Total
Balance at March 31, 2019	$—	$—	$—
Restructuring charges to operations	329	123	452
Cash payments	(169)	(123)	(292)
Other adjustments	14	—	14
Balance at December 31, 2019	$174	$—	$174

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
The components of operating lease cost for the three and nine months ended December 31, 2019 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Lease cost under long-term operating leases	$3,459	$9,980
Lease cost under short-term operating leases	1,681	3,430
Variable lease cost under short-term and long-term operating leases	974	3,249
Total operating lease cost	$6,114	$16,659
The table below presents supplemental cash flow information related to leases during the nine months ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities	$9,690

Right-of-use assets obtained in exchange for new operating lease liabilities	$5,474

Weighted average remaining lease term in years and weighted average discount rate are as follows:

Weighted average remaining lease term in years - operating leases	8.80

Weighted average discount rate - operating leases	4.2%

Future minimum payments under non-cancellable leases at December 31, 2019 are as follows (in thousands):

Year ending March 31:
2020 (remaining three months)	$2,990
2021	13,523
2022	12,668
2023	10,475
2024	9,044
Thereafter	45,475
Total lease payments	$94,175
Less imputed interest	(15,270)
Present value of lease liabilities	$78,905

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Acquisition and divestiture related – The Company has a contingent consideration asset related to the divestiture of its HNT tools business in September 2018. The contingent consideration asset represents potential future earnout payments to the Company of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration asset at December 31, 2019 and March 31, 2019 was $0.2 million and $0.8 million, respectively.
The Company had a contingent liability at December 31, 2019 for $1.0 million related to the acquisition of Eastwind in April 2019 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Except to the extent that valid indemnification claims are made prior to such time, the $1.0 million will be paid to the seller in April 2020.

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

The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$45	$61	$131	$187
Interest cost	105	118	307	362
Net periodic pension cost	$150	$179	$438	$549

Expected Contributions
During the nine months ended December 31, 2019, the Company made contributions of $0.3 million to its defined benefit pension plans. During the fiscal year ending March 31, 2020, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
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
Through December 31, 2019, the Company has repurchased 15,805,003 shares for $418.7 million in the open market under the twenty-five million share repurchase program. At December 31, 2019, 9,194,997 shares of common stock remained available to be purchased under the current repurchase program. The Company repurchased 5,164,593 shares for $125.0 million during the nine months ended December 31, 2019 under the twenty-five million share repurchase program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 509,532 shares and 430,406 shares at a cost of $11.6 million and $11.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2019 and 2018, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.

NOTE 17 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$36,725	$(3,603)	$(10,090)	$(92,535)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	74,367	77,774	75,780	78,916
Dilutive common equivalent shares:
Weighted average restricted stock units	333	—	—	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	74,700	77,774	75,780	78,916
Net (income) loss per share:
Basic net income (loss) per share	$0.49	$(0.05)	$(0.13)	$(1.17)
Diluted net income (loss) per share	$0.49	$(0.05)	$(0.13)	$(1.17)

The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Restricted stock units	2,997	435	694	733

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As we incurred a net loss during the three months ended December 31, 2018 and the nine months ended December 31, 2019 and 2018, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the statutory tax rate due to state income taxes and US taxation on foreign earnings, which are partially offset by research and development tax credits and the Foreign Derived Intangible Income deduction.
The Company's effective income tax rates were 11.6% and 30.8% for the three months ended December 31, 2019 and 2018, respectively. The effective tax rate for the three months ended December 31, 2019 was lower than the effective rate for the three months ended December 31, 2018, primarily due to a discrete benefit related to the issuance of US regulations in the quarter impacting the Company's estimate of the Base Erosion Anti-Abuse Tax (BEAT).
The Company's effective income tax rates were 47.2% and 20.2% for the nine months ended December 31, 2019 and 2018, respectively. The effective tax rate for the nine months ended December 31, 2019 was higher than the effective rate for the nine months ended December 31, 2018, primarily due to the establishment of U.S. deferred tax liabilities for certain of the Company's foreign subsidiaries making elections in the first quarter to be treated as U.S. branches for federal income tax purposes, stock-based compensation, and a significant reduction in pre-tax losses as compared to the prior year. These items were partially offset by a discrete benefit related to the issuance of US regulations in the quarter impacting the Company's estimate of BEAT.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. In accordance with United States export control regulations, the Company does not sell or do business with countries subject to economic sanctions or export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
United States	$163,605	$148,379	$410,252	$412,377
Europe	45,049	45,058	110,259	109,529
Asia	15,957	18,187	41,647	54,285
Rest of the world	35,413	34,384	100,311	98,725
	$260,024	$246,008	$662,469	$674,916

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
NOTE 20 – SUBSEQUENT EVENTS
On February 5, 2020, the Company acquired 100% of the common stock of Gigavation Incorporated, a cybersecurity company for $8.0 million.

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
Results Overview
Total revenue for the nine months ended December 31, 2019 was primarily impacted by the divestiture of the HNT tools business assets as that sale occurred in mid-September 2018.
Our gross profit percentage increased by two percentage points during the nine months ended December 31, 2019 as compared with the nine months ended December 31, 2018.
Net loss for the nine months ended December 31, 2019 was $10.1 million, as compared with a net loss for the nine months ended December 31, 2018 of $92.5 million, a decrease of $82.4 million, primarily due to a $35.9 million impairment charge of certain intangible assets related to the HNT tools business recorded in the nine months ended December 31, 2018, , a $25.4 million decrease in employee-related expenses, a $17.0 million decrease in restructuring charges, and a $9.2 million loss on the divestiture of the HNT tools business recorded in the nine months ended December 31, 2018. These decreases were partially offset by a $26.7 million increase in income tax expense.
At December 31, 2019, we had cash, cash equivalents and marketable securities (short-term and long-term) of $346.5 million. This represents a decrease of $140.5 million from $487.0 million at March 31, 2019. This decrease was primarily due to $125.0 million used to repurchase shares of our common stock, $100.0 million used to repay long-term debt, $15.2 million used for capital expenditures, $11.6 million used for tax withholdings on restricted stock units, and $4.2 million used for the acquisition of Eastwind partially offset by cash provided by operations of $117.8 million during the nine months ended December 31, 2019.
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

The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2019 and 2018 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
GAAP revenue	$260,024	$246,008	$662,469	$674,916
Product deferred revenue fair value adjustment	—	—	—	391
Service deferred revenue fair value adjustment	48	243	144	957
Non-GAAP revenue	$260,072	$246,251	$662,613	$676,264

GAAP gross profit	$194,439	$176,424	$483,009	$479,325
Product deferred revenue fair value adjustment	—	—	—	391
Service deferred revenue fair value adjustment	48	243	144	957
Share-based compensation expense	1,506	1,894	5,427	5,882
Amortization of acquired intangible assets	6,222	7,554	18,677	23,687
Acquisition related depreciation expense	7	13	26	63
Transitional service agreement income	—	—	—	2
Non-GAAP gross profit	$202,222	$186,128	$507,283	$510,307

GAAP income (loss) from operations	$36,819	$(641)	$5,076	$(100,811)
Product deferred revenue fair value adjustment	—	—	—	391
Service deferred revenue fair value adjustment	48	243	144	957
Share-based compensation expense	11,361	13,759	39,961	44,142
Amortization of acquired intangible assets	22,342	23,987	67,072	81,566
Business development and integration expense	20	1	38	386
New standard implementation expense	1	72	10	888
Compensation for post-combination services	125	99	453	717
Restructuring charges	193	13,895	466	17,514
Impairment of intangible assets	—	—	—	35,871
Acquisition related depreciation expense	61	122	251	784
Loss on divestiture	—	—	—	9,177
Transitional service agreement income (expense)	(25)	1,055	1,159	1,274
Non-GAAP income from operations	$70,945	$52,592	$114,630	$92,856

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
GAAP net income (loss)	$36,725	$(3,603)	$(10,090)	$(92,535)
Product deferred revenue fair value adjustment	—	—	—	391
Service deferred revenue fair value adjustment	48	243	144	957
Share-based compensation expense	11,361	13,759	39,961	44,142
Amortization of acquired intangible assets	22,342	23,987	67,072	81,566
Business development and integration expense	20	1	38	386
New standard implementation expense	1	72	10	888
Compensation for post-combination services	125	99	453	717
Restructuring charges	193	13,895	466	17,514
Impairment of intangible assets	—	—	—	35,871
Acquisition-related depreciation expense	61	122	251	784
Loss on divestiture	—	—	—	9,177
Transitional service agreement expense	—	(45)	—	(45)
Change in contingent consideration	—	—	517	—
Income tax adjustments	(16,182)	(13,334)	(17,176)	(42,563)
Non-GAAP net income	$54,694	$35,196	$81,646	$57,250

GAAP diluted net income (loss) per share	$0.49	$(0.05)	$(0.13)	$(1.17)
Per share impact of non-GAAP adjustments identified above	0.24	0.50	1.20	1.89
Non-GAAP diluted net income per share	$0.73	$0.45	$1.07	$0.72

GAAP income (loss) from operations	$36,819	$(641)	$5,076	$(100,811)
Previous adjustments to determine non-GAAP income from operations	34,126	53,233	109,554	193,667
Non-GAAP income from operations	70,945	52,592	114,630	92,856
Depreciation excluding acquisition related	6,339	7,842	20,085	24,159
Non-GAAP EBITDA from operations	$77,284	$60,434	$134,715	$117,015

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
Three Months Ended December 31, 2019 and 2018
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offering. During the three months ended December 31, 2019, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the three months ended December 31, 2018, one direct customer, Verizon, accounted for more than 10% of total revenue, while no indirect channel partners accounted for more than 10% of total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$143,309	55%	$134,135	55%	$9,174	7%
Service	116,715	45	111,873	45	4,842	4%
Total revenue	$260,024	100%	$246,008	100%	$14,016	6%

Product. The 7%, or $9.2 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue for network performance management offerings from enterprise and service provider customers, partially offset by a decrease in revenue from distributed denial of service (DDoS) offerings.
Service. The 4%, or $4.8 million, increase in service revenue compared to the same period last year was primarily driven by an increase in revenue from maintenance contracts due to an increase in new maintenance contracts and renewals from a growing support base.
Total revenue by geography is as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
United States	$163,605	63%	$148,379	60%	$15,226	10%
International:
Europe	45,049	17	45,058	18	(9)	—%
Asia	15,957	6	18,187	8	(2,230)	(12)%
Rest of the world	35,413	14	34,384	14	1,029	3%
Subtotal international	96,419	37	97,629	40	(1,210)	(1)%
Total revenue	$260,024	100%	$246,008	100%	$14,016	6%
United States revenue increased 10%, or $15.2 million, primarily due to an increase in revenue from network performance management offerings, partially offset by a decrease in revenue from DDoS offerings. The 1%, or $1.2 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from DDoS offerings.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$34,197	13%	$40,517	16%	$(6,320)	(16)%
Service	31,388	12	29,067	12	2,321	8%
Total cost of revenue	$65,585	25%	$69,584	28%	$(3,999)	(6)%
Gross profit:
Product $	$109,112	42%	$93,618	38%	$15,494	17%
Product gross profit %	76%		70%
Service $	$85,327	33%	$82,806	34%	$2,521	3%
Service gross profit %	73%		74%
Total gross profit $	$194,439		$176,424		$18,015	10%
Total gross profit %	75%		72%
Product. The 16%, or $6.3 million, decrease in cost of product revenue was primarily due to a $3.3 million decrease in costs to deliver model calibration products, a $1.7 million decrease in the amortization of intangible assets, a $1.1 million decrease in overhead costs, and a $1.0 million decrease in employee-related expenses associated with the timing of certain projects as well as a reduction in headcount. These decreases were partially offset by a $0.6 million increase in inventory obsolescence charges. The product gross profit percentage increased by six percentage points to 76% during the three months ended December 31, 2019 as compared with the three months ended December 31, 2018. The 17%, or $15.5 million, increase in product gross profit corresponds with the 7%, or $9.2 million, increase in product revenue and the 16%, or $6.3 million, decrease in cost of product revenue. The increase in product gross profit was largely due to product mix. There was a higher percentage of software only sales during the three months ended December 31, 2019 as compared with the three months ended December 31, 2018.
Service. The 8%, or $2.3 million, increase in cost of service revenue during the three months ended December 31, 2019 when compared with the three months ended December 31, 2018 was primarily due to a $2.2 million increase in employee-related expenses associated with an increase in variable incentive compensation and the timing of certain projects, partially offset by a $1.1 million decrease in contractor fees. The service gross profit percentage decreased by one percentage point to 73% for the three months ended December 31, 2019 as compared with the three months ended December 31, 2018. The $2.5 million increase in service gross profit corresponds with the 4%, or $4.8 million, increase in service revenue, partially offset by the 8%, or $2.3 million, increase in cost of service revenue.
Gross profit. Our gross profit increased 10%, or $18.0 million, during the three months ended December 31, 2019 when compared with the three months ended December 31, 2018. This increase is attributable to the increase in revenue of 6%, or $14.0 million, and the 6%, or $4.0 million, decrease in cost of revenue. The gross profit percentage increased three percentage points to 75% for the three months ended December 31, 2019 as compared with the three months ended December 31, 2018.

Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Research and development	$48,606	19%	$49,925	20%	$(1,319)	(3)%
Sales and marketing	67,653	26	74,024	30	(6,371)	(9)
General and administrative	25,048	10	22,788	9	2,260	10
Amortization of acquired intangible assets	16,120	6	16,433	7	(313)	(2)
Restructuring charges	193	—	13,895	6	(13,702)	(99)
Total operating expenses	$157,620	61%	$177,065	72%	$(19,445)	(11)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 3%, or $1.3 million, decrease in research and development expenses was primarily due to a $0.6 million decrease in depreciation expense, and a $0.4 million decrease in employee-related expenses due to a reduction in headcount, partially offset by an increase in variable incentive compensation in the three months ended December 31, 2019 when compared with the three months ended December 31, 2018.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 9%, or $6.4 million, decrease in total sales and marketing expenses was primarily due to a $3.7 million decrease in advertising and other marketing related programs, a $2.1 million decrease in commissions expense, and a $1.2 million decrease in expenses related to trade shows and other events in the three months ended December 31, 2019 when compared with the three months ended December 31, 2018. These decreases were partially offset by a $0.8 million increase in employee-related expenses mainly due to an increase in variable incentive compensation.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The $2.3 million increase in general and administrative expenses was primarily due to a $0.9 million increase in contractor fees, a $0.6 million increase in legal expenses, and a $0.6 million increase in employee-related expenses mainly due to an increase in variable incentive compensation during the three months ended December 31, 2019. These increases were partially offset by a $0.7 million decrease in bad debt expense.
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
The 2%, or $0.3 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During the fiscal year ending March 31, 2020, we restructured certain departments to better align functions. As a result of the workforce reduction, during the three months ended December 31, 2019, we recorded a restructuring charge totaling $0.2 million related to one-time termination benefits for employees who were notified during the period. During the fiscal year ended March 31, 2019, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months ended December 31, 2018, we recorded restructuring expenses of $13.9 million for one-time termination benefits for employees who voluntarily terminated during the period.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,915)	(2)%	$(4,564)	(2)%	$649	14%
The 14%, or $0.6 million, decrease in interest and other expense, net was primarily due to a $2.4 million decrease in interest expense due to debt repayments on the credit facility. This decrease in expense was partially offset by a $1.2 million decrease in transitional services agreement income related to the HNT tools business divestiture and a $0.6 million decrease in interest income received on investments.
Income Taxes. Our effective income tax rates were 11.6% and 30.8% for the three months ended December 31, 2019 and 2018, respectively. The effective tax rate for the three months ended December 31, 2019 was lower than the effective rate for the three months ended December 31, 2018, primarily due to a discrete benefit related to the issuance of US regulations in the quarter impacting our estimate of the Base Erosion Anti-Abuse Tax (BEAT).

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(3,821)	(1)%	$(1,602)	(1)%	$(2,219)	(139)%
Nine Months Ended December 31, 2019 and 2018
Revenue
During the nine months ended December 31, 2019, and 2018, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$321,803	49%	$341,815	51%	$(20,012)	(6)%
Service	340,666	51%	333,101	49%	7,565	2%
Total revenue	$662,469	100%	$674,916	100%	$(12,447)	(2)%
Product. The 6%, or $20.0 million, decrease in product revenue compared with the same period last year was primarily due to the divestiture of the HNT tools business in September 2018 as well as lower enterprise related product revenue for both network performance management and DDoS offerings.
Service. The 2%, or $7.6 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts due to an increase in new maintenance contracts and renewals from a growing support base.

Total revenue by geography is as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
United States	$410,252	62%	$412,377	61%	$(2,125)	(1)%
International:
Europe	110,259	17	109,529	16	730	1%
Asia	41,647	6	54,285	8	(12,638)	(23)%
Rest of the world	100,311	15	98,725	15	1,586	2%
Subtotal international	252,217	38	262,539	39	(10,322)	(4)%
Total revenue	$662,469	100%	$674,916	100%	$(12,447)	(2)%
United States revenue decreased 1%, or $2.1 million, due to the divestiture of the HNT tools business in September 2018, and a decrease in revenue from both network performance management and DDoS offerings. International revenue decreased 4%, or $10.3 million, primarily due to lower enterprise-related product revenue for both network performance management and DDoS offerings, as well as the divestiture of the HNT tools business in September 2018.
Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$90,500	14%	$107,974	16%	$(17,474)	(16)%
Service	88,960	13	87,617	13	1,343	2%
Total cost of revenue	$179,460	27%	$195,591	29%	$(16,131)	(8)%
Gross profit:
Product $	$231,303	35%	$233,841	35%	$(2,538)	(1)%
Product gross profit %	72%		68%
Service $	$251,706	38%	$245,484	36%	$6,222	3%
Service gross profit %	74%		74%
Total gross profit $	$483,009		$479,325		$3,684	1%
Total gross profit %	73%		71%
Product. The 16%, or $17.5 million, decrease in cost of product revenue compared to the same period last year was primarily due to a $6.1 million decrease in costs to deliver model calibration products, a $6.1 million decrease in the amortization of intangible assets, a $3.6 million decrease in direct material costs due to a decrease in product revenue, and a $3.5 million decrease in employee-related expenses largely due to a reduction in headcount. These decreases were partially offset by a $1.3 million increase in inventory obsolescence charges. The product gross profit percentage increased by four percentage points to 72% during the nine months ended December 31, 2019 when compared to the nine months ended December 31, 2018. The 1%, or $2.5 million, decrease in product gross profit corresponds with the 6%, or $20.0 million, decrease in product revenue, partially offset by the 16%, or $17.5 million, decrease in cost of product revenue.
Service. The 2%, or $1.3 million, increase in cost of service revenue compared to the same period last year was primarily due to a $2.1 million increase in employee-related expenses due to an increase in variable incentive compensation, and a $0.8 million increase in warranty expense. These increases were partially offset by a $2.0 million decrease in contractor fees. The service gross profit percentage remained flat at 74% for the nine months ended December 31, 2019 when compared to the nine months ended December 31, 2018. The 3%, or $6.2 million, increase in service gross profit corresponds with the 2%, or $7.6 million, increase in service revenue, partially offset by the 2%, or $1.3 million, increase in cost of service revenue.
Gross profit. Our gross profit for the nine months ended December 31, 2019 increased 1%, or $3.7 million, compared to the same period last year. This increase is primarily attributable to the decrease in cost of revenue of 8%, or $16.1 million partially offset by a decrease in revenue of 2%, or $12.4 million. The gross profit percentage increased by two percentage points to 73% for the nine months ended December 31, 2019 when compared to the nine months ended December 31, 2018.
Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Research and development	$142,391	21%	$161,347	24%	$(18,956)	(12)%
Sales and marketing	214,245	32	224,207	33	(9,962)	(4)
General and administrative	72,436	11	74,141	11	(1,705)	(2)
Amortization of acquired intangible assets	48,395	7	57,879	9	(9,484)	(16)
Restructuring charges	466	—	17,514	3	(17,048)	(97)
Impairment of intangible assets	—	—	35,871	5	(35,871)	(100)
Loss on divestiture of business	—	—	9,177	1	(9,177)	(100)
Total operating expenses	$477,933	71%	$580,136	86%	$(102,203)	(18)%
Research and development. The 12%, or $19.0 million, decrease in research and development expenses for the nine months ended December 31, 2019 compared to the same period last year was primarily due to a $16.6 million decrease in employee-related expenses due to a reduction in headcount partially offset by an increase in variable incentive compensation, and a $1.8 million decrease in depreciation expense. These decreases were partially offset by a $0.8 million increase in consulting fees.
Sales and marketing. The 4%, or $10.0 million, decrease in total sales and marketing expenses for the nine months ended December 31, 2019 compared to the same period last year was primarily due to a $5.4 million decrease in employee-related expenses due to a reduction in headcount partially offset by an increase in variable incentive compensation, a $2.3 million decrease in advertising and other marketing related programs, a $1.8 million decrease in travel expense, and a $1.1 million decrease in trade shows and other events.
General and administrative. The 2%, or $1.7 million, decrease in general and administrative expenses for the nine months ended December 31, 2019 compared to the same period last year was primarily due to a $1.9 million decrease in employee-related expenses due to a reduction in salaries as a result of a decrease in headcount as well as a decrease in share-based compensation expense, a $1.0 million decrease in rent and other facilities related expenses, a $0.9 million decrease in consulting fees related to the implementation of new accounting standards, and a $0.3 million decrease in bad debt expense. These decreases were partially offset by a $1.7 million increase in legal expenses and a $0.9 million increase in contractor fees.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of ONPATH, Simena, Psytechnics, Network General, Avvasi and Efflux.
The 16%, or $9.5 million, decrease in amortization of acquired intangible assets for the nine months ended December 31, 2019 compared to the same period last year was largely due to a decrease in amortization of the intangible assets related to the divestiture of the HNT tools business in September 2018, with the remaining decrease due to a reduction in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During the fiscal year ending March 31, 2020, we restructured certain departments to better align functions. As a result of the workforce reduction, during the nine months ended December 31, 2019, we recorded a restructuring charge totaling $0.3 million related to one-time termination benefits for employees who were notified during the period. During the fiscal year ended March 31, 2019, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the nine months ended December 31, 2019 and 2018, we recorded restructuring expenses of $0.1 million and $17.5 million, respectively, for one-time termination benefits for employees who voluntarily terminated during the period.
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
Interest and Other Expense, Net

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(11,930)	(2)%	$(15,203)	(2)%	$3,273	22%
The 22%, or $3.3 million, decrease in interest and other expense, net was primarily due to a $3.3 million decrease in interest expense due to debt repayments on the credit facility during the nine months ended December 31, 2019.
Income Taxes. Our effective income tax rates were 47.2% and 20.2% for the nine months ended December 31, 2019 and 2018, respectively. The effective tax rate for the nine months ended December 31, 2019 was higher than the effective rate for the nine months ended December 31, 2018, primarily due to the establishment of U.S. deferred tax liabilities for certain of our foreign subsidiaries making elections in the first quarter to be treated as U.S. branches for federal income tax purposes, stock-based compensation, and a significant reduction in pre-tax losses as compared to the prior year. These items were partially offset by a discrete benefit related to the issuance of US regulations in the quarter impacting our estimate of BEAT.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2019		2018
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$3,236	—%	$(23,479)	(3)%	$26,715	114%

Off-Balance Sheet Arrangements

At December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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

Acquisition and divestiture related – We have a contingent consideration asset related to the divestiture of our HNT tools business in September 2018. The contingent consideration asset represents potential future earnout payments to us of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration asset at December 31, 2019 was $0.2 million.
We had a contingent liability at December 31, 2019 for $1.0 million related to the acquisition of Eastwind in April 2019 for which an escrow account was established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the merger agreement. Except to the extent that valid indemnification claims are made prior to such time, the $1.0 million will be paid to the seller in April 2020.
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
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Cash and cash equivalents	$287,660	$409,632
Short-term marketable securities	56,274	76,344
Long-term marketable securities	2,561	1,012
Cash, cash equivalents and marketable securities	$346,495	$486,988
Cash, cash equivalents and marketable securities
At December 31, 2019, cash, cash equivalents and marketable securities (current and non-current) totaled $346.5 million, a $140.5 million decrease from $487.0 million at March 31, 2019, due primarily to $125.0 million used to repurchase shares of our common stock, $100.0 million used to repay long-term debt, $15.2 million used for capital expenditures, $11.6 million used for tax withholdings on restricted stock units, and $4.2 million used for the acquisition of Eastwind, partially offset by cash provided by operations of $117.8 million during the nine months ended December 31, 2019.
At December 31, 2019, cash and short-term and long-term investments in the United States were $203.3 million, while cash held outside the United States was approximately $143.2 million.

Cash and cash equivalents were impacted by the following:

	Nine Months Ended
	December 31,
	(in thousands)
	2019	2018
Net cash provided by operating activities	$117,790	$69,514
Net cash used in investing activities	$(817)	$(51,360)
Net cash used in financing activities	$(236,610)	$(14,264)
Net cash from operating activities
Cash provided by operating activities was $117.8 million during the nine months ended December 31, 2019, compared with $69.5 million of cash provided by operating activities during the nine months ended December 31, 2018. This $48.3 million increase was due in part to an $82.4 million increase from a smaller net loss, a $24.4 million increase from accounts receivable, a $19.2 million increase from deferred income taxes, a $7.9 million increase from operating lease right-of-use assets, a $5.4 million increase from prepaid expenses and other assets, a $4.9 million increase from deferred revenue, and a $1.8 million increase from income taxes payable. These increases were partially offset by a $35.9 million decrease due to the impairment of intangible assets, a $19.1 million decrease from depreciation and amortization expense, a $12.4 million decrease from accrued compensation and other expenses, a $9.7 million decrease from operating lease liabilities, a $7.4 million decrease in loss on divestiture of business, a $5.2 million decrease from accounts payable, a $4.2 million decrease from share-based compensation expense, and a $3.9 million decrease from inventories during the nine months ended December 31, 2019 as compared with the nine months ended December 31, 2018.
Net cash from investing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2019	2018
Cash used in investing activities included the following:
Purchase of marketable securities	$(89,840)	$(184,104)
Proceeds from sales and maturity of marketable securities	108,413	155,346
Purchase of fixed assets	(15,207)	(19,462)
Payments related to the divestiture of business	—	(2,911)
Increase in deposits	(29)	(97)
Acquisition of businesses	(4,154)	—
Capitalized software development costs	—	(132)
	$(817)	$(51,360)
Cash used in investing activities decreased by $50.6 million to $0.8 million during the nine months ended December 31, 2019, compared with $51.4 million of cash used in investing activities during the nine months ended December 31, 2018.
The overall increase in cash inflow from marketable securities was primarily related to a decrease of $94.3 million in the purchase of marketable securities offset by a $46.9 million decrease in proceeds from the maturity of marketable securities during the nine months ended December 31, 2019 when compared with the nine months ended December 31, 2018.
During the nine months ended December 31, 2019, there was a $4.2 million cash outflow related to the acquisition of Eastwind.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2020.

Net cash from financing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2019	2018
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Payment of contingent consideration	—	(2,851)
Repayment of long-term debt	(100,000)	—
Treasury stock repurchases	(125,000)	—
Tax withholding on restricted stock units	(11,612)	(11,415)
	$(236,610)	$(14,264)
Cash used in financing activities increased by $222.3 million to $236.6 million during the nine months ended December 31, 2019, compared with $14.3 million of cash used in financing activities during the nine months ended December 31, 2018.
During the nine months ended December 31, 2019, we repaid $100.0 million of borrowings under the Amended Credit Agreement.
During the nine months ended December 31, 2019, we repurchased 5,164,593 shares of our common stock for $125.0 million under the twenty-five million share repurchase program.
In connection with the delivery of the Company's common stock upon vesting of restricted stock units, we withheld 509,532 and 430,406 shares at a cost of $11.6 million and $11.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2019 and 2018, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the nine months ended December 31, 2019, we repaid $100.0 million of borrowings under the Amended Credit Agreement. At December 31, 2019, $450 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended September 30, 2019, until we have delivered financial statements for the quarter ended December 31, 2019, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended September 30, 2019, until we have delivered financial statements for the quarter ended December 31, 2019, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At December 31, 2019, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at December 31, 2019, which are being amortized over the life of the revolving credit facility. The unamortized balance was $5.3 million as of December 31, 2019. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $3.6 million was included as other assets in our consolidated balance sheet.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At December 31, 2019, we owed $450 million on this loan with an interest rate of 3.30%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2019. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.5 million as of December 31, 2019.
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
At December 31, 2019, we had foreign currency forward contracts with notional amounts totaling $4.9 million. The valuation of outstanding foreign currency forward contracts at December 31, 2019 resulted in an asset balance of $93 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $11 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2019, we had foreign currency forward contracts with notional amounts totaling $4.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2019 resulted in a liability balance of $68 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $58 thousand reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2019, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2019-10/31/2019	—	$—	—	10,198,754
11/1/2019-11/30/2019	947,866	24.95	938,644	9,260,110
12/1/2019-12/31/2019	65,330	24.29	65,113	9,194,997
Total	1,013,196	$24.91	1,003,757	9,194,997

(1)
We purchased an aggregate of 9,439 shares during the three months ended December 31, 2019 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed twenty-five million share repurchase program).

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

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on October 30, 2017 and incorporated herein by reference).

10.1	+	Form of Restricted Stock Unit Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: February 6, 2020	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 6, 2020	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)